Form 10QSB
period 1996-03-31
MISONIX INC
filed 1996-05-15
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1996

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number:       1-10986

                                  MISONIX, INC.
             (Exact name of registrant as specified in its charter)


          New York                                    11-2148932
- - -----------------------------                     -------------------
(State or other jurisdiction of                   (I.R.S  Employer
incorporation or organization                     Identification No.)


1938 New Highway Farmingdale, N.Y.                            11735
- - ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code...(516) 694-9555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X      NO
          ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                      Outstanding at
         Class of Common Stock          May 1, 1996
         ---------------------          -----------
            $.01 par value              2,800,000


Transitional small business disclosure format (check one):

      YES        NO  X
          ---       ---

                                  MISONIX, INC.


Index

PART I.  FINANCIAL INFORMATION                                        Page

  Financial Statements:

    Consolidated Balance Sheet
     March 31, 1996 (Unaudited)                                         3

    Consolidated Statements of Operations
      Nine months ended March 31, 1996
      and 1995 (Unaudited)                                              4

    Consolidated Statements of Operations
     Three Months Ended March 31, 1996
     and 1995 (Unaudited)                                               5

    Consolidated Statements of Cash Flows
     Nine months ended March 31, 1996
     and 1995 (Unaudited)                                               6

    Notes to Consolidated Financial Statements                          7-8

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      9-10


PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                           11

    Signatures                                                          12

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                           ==========================


                                                             March 31,
                     ASSETS                                    1996
                                                            -----------
CURRENT:
  Cash and cash equivalents                                 $   925,898
  Investments held to maturity                                  532,304
  Accounts receivable, net of allowance
    for doubtful accounts of $57,258                          1,937,708
  Inventories (Note 3)                                        1,087,011
  Prepaid expenses and other current assets                     359,969
                                                            -----------

         TOTAL CURRENT ASSETS                                 4,842,890

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $1,334,703
                                                                605,663
PATENTS, at cost, less accumulated
 amortization of $240                                            29,160

GOODWILL, less accumulated amortization
 of $35,382                                                     205,917

OTHER                                                            23,839
                                                            -----------
                                                            $ 5,707,469
                                                            ===========

          LIABILITIES AND STOCKHOLDERS'
                    EQUITY

CURRENT:
  Note payable to bank                                      $   524,937
  Accounts payable                                            1,175,995
  Accrued expenses and other current liabilities                392,645
  Current maturities of capital lease obligations                48,844
                                                            -----------

         TOTAL CURRENT LIABILITIES                            2,142,421

CAPITAL LEASE OBLIGATIONS                                        77,498

DEFERRED INCOME (Note 4)                                        290,000

MINORITY INTEREST (Note 1)                                       51,520

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 2,800,000                 28,000
  Additional paid-in capital                                 11,100,793
  Deficit                                                    (7,943,581)
  Cumulative foreign currency translation adjustment            (39,182)
                                                            -----------

         TOTAL STOCKHOLDERS' EQUITY                           3,146,030
                                                            -----------
                                                            $ 5,707,469
                                                            ===========

          See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           ==========================



                                                    For the nine months ended
                                                             March 31,
                                                    --------------------------
                                                       1996            1995
                                                       ----            ----

NET SALES                                          $ 7,142,479      $ 6,049,790

COST OF GOODS SOLD                                   3,754,393        3,307,120
                                                   -----------      -----------

     Gross profit                                    3,388,086        2,742,670
                                                   -----------      -----------

OPERATING EXPENSES:
  Selling, general and
   administrative expenses                           3,095,779        2,623,880
  Research and development                             151,726          777,492
  Restructuring costs                                     --            416,445
                                                   -----------      -----------

  Total operating expenses                           3,247,505        3,817,817
                                                   -----------      -----------

  Income (Loss) from operations                        140,581       (1,075,147)
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                       39,917           45,079
  Interest expense                                     (31,636)         (25,708)
  Option/license fees                                   60,000             --
  Foreign exchange gain (loss)                         (20,742)          11,602
  Miscellaneous expense                                   (368)          (1,375)
                                                   -----------      -----------


Total other income                                      47,171           29,598
                                                   -----------      -----------

Income (Loss) before minority interest                 187,752       (1,045,549)

Minority interest in net income of
 consolidated subsidiary                               (45,316)            --
                                                   -----------      -----------

NET INCOME (LOSS)                                  $   142,436      $(1,045,549)
                                                   ===========      ===========

NET INCOME (LOSS) PER SHARE                        $       .05      $      (.38)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                        2,834,752        2,770,000
                                                   ===========      ===========





        See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           ==========================



                                                    For the three months ended
                                                             March 31,
                                                    --------------------------
                                                       1996            1995
                                                       ----            ----


NET SALES                                          $ 2,814,607      $ 2,338,190

COST OF GOODS SOLD                                   1,406,880        1,295,833
                                                   -----------      -----------

     Gross profit                                    1,407,727        1,042,357
                                                   -----------      -----------


OPERATING EXPENSES:
  Selling, general and
   administrative expenses                           1,071,054        1,012,955
  Research and development                              42,315           40,554
  Restructuring costs                                     --             67,500
                                                   -----------      -----------

  Total operating expenses                           1,113,369        1,121,009
                                                   -----------      -----------

  Income (Loss) from operations                        294,358          (78,652)
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                       13,183           16,189
  Interest expense                                     (11,051)          (7,160)
  Option/license fees                                    7,500             --
  Foreign exchange (loss) gain                          (3,290)          22,927
  Miscellaneous income (expense)                          (176)             118
                                                   -----------      -----------

Total other income                                       6,166           32,074
                                                   -----------      -----------

Income (Loss) before minority interest                 300,524          (46,578)

Minority interest in net income of
 consolidated subsidiary                               (39,013)            --
                                                   -----------      -----------

NET INCOME (LOSS)                                  $   261,511      $   (46,578)
                                                   ===========      ===========

NET INCOME (LOSS) PER SHARE                        $       .09      $      (.02)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                        2,826,129        2,770,000
                                                   ===========      ===========


       See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           ==========================


                                                          Nine months ended
                                                              March 31,
                                                       -----------------------
                                                         1996           1995
                                                         ----           ----

OPERATING ACTIVITIES:
  Net income (loss)                                  $   142,436    $(1,045,549)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Provision for net losses on
       accounts receivable                                  --           13,500
      Depreciation and amortization                      156,047        171,803
      Minority interest in net income
       of subsidiary                                      45,316           --
      Foreign currency (gain) loss                        20,742        (11,602)
      Changes in operating assets and
       liabilities:
        Accounts receivable                             (526,572)      (116,670)
        Inventory                                        (19,146)        69,234
        Prepaid expenses and other
         receivables                                    (236,772)        40,003
        Deposits and other assets                          2,479           (199)
        Accounts payable and accrued
         expenses                                        245,868        139,470
                                                     -----------    -----------
  Net cash used in operating activities                 (169,602)      (740,010)
                                                     -----------    -----------

INVESTING ACTIVITIES:
  Proceeds from involuntary conversion
   of assets                                                --          152,000
  Proceeds relating to investments
   held to maturity                                      795,168      1,277,228
  Purchase of investments held to maturity              (971,872)          --
  Acquisition of property and equipment                 (125,141)      (106,461)
  Patent costs                                           (29,400)          --
                                                     -----------    -----------
  Net cash (used in) provided by
   investing activities                                 (331,245)     1,322,767
                                                     -----------    -----------

FINANCING ACTIVITIES:
  Deferred income                                        290,000           --
  Note payable to bank                                   202,966        (77,616)
  Principal payments on capital lease
   obligation                                             47,867        (33,079)
                                                     -----------    -----------
  Net cash provided by (used in)
   financing activities                                  540,833       (110,695)
                                                     -----------    -----------

Effect of exchange rates                                     (32)           102
                                                     -----------    -----------


NET INCREASE IN CASH                                      39,954        472,164

CASH, beginning of period                                885,944        607,813
                                                     -----------    -----------

CASH, end of period                                  $   925,898    $ 1,079,977
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
           ==========================================================


1. Basis of Presentation

The consolidated financial statements of Misonix, Inc. include the accounts of Misonix, Inc., its 81.4% owned subsidiary, Labcaire Systems Ltd., and its 100% owned subsidiary Misonix, Ltd. All significant intercompany balances and transactions have been eliminated.

2. Interim Periods

The financial statements for the nine months ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1995.

3. Inventories

            Inventories are summarized as follows:

                                      March 31,
                                        1996
                                     ----------
                 Raw materials       $  617,915
                 Work-in-process         62,422
                 Finished goods         406,674
                                     ----------
                                     $1,087,011
                                     ==========



4. License Agreement For Medical Technology

In December 1995, the Company entered into a license agreement with Medical Device Alliance, Inc. ("MDA"), giving MDA exclusive world-wide marketing and sales rights for the Company's ultrasonic soft tissue removal medical device. The Company initially received $50,000 upon entering into an option agreement with MDA leading to this licensing arrangement. The Company received $300,000 in licensing fees upon signing the agreement and will receive an additional $200,000 within a one year period, plus royalties based upon net sales of such products. The $300,000, received in December 1995, is being recorded as income over the ten year period of the agreement at the rate of $2,500 per month. In addition, the agreement provides for the reimbursement of development costs incurred by the Company, not to exceed $30,000 per month, for a period of up to six months. Misonix will also manufacture the equipment under this agreement. This agreement primarily focuses on the Company's patent for a liposuction apparatus granted in May 1995 and its 510(K) approval from the United States Food and Drug Administration to market and sell a device for ultrasonic tissue removal.

The Company has settled the dispute(as discussed in prior filings) with the two individuals who are joint inventors, with the Company's founder, of the Patent for a Liposuction Method and Apparatus. As a result they have reconfirmed their assignment, and

                                  MISONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ======================================================


in return, the Company has reestablished the original payment agreement which gives the two inventors a 5% royalty on revenues covered, including those received from the MDA License.

5. Stock Options

The Board of Directors has approved, subject to shareholder approval, two new stock option plans, one for employees and one for independent directors. The Board has granted options to acquire 560,000 shares at a price of $1.10 per share under these new Plans and the existing Stock Option Plan.

                                  MISONIX, INC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Nine months ended March 31, 1996 and 1995

Net Sales: Net sales, which relate to the Company's scientific and industrial products, increased $1,092,689 (18.1%) from $6,049,790 in the nine months ended March 31, 1995 to $7,142,479 in the nine months ended March 31, 1996. Domestic sales for the nine months ended March 31, 1996 increased 19.5% while sales at the Company's foreign subsidiary increased 17.4%. The Company's backlog of unfilled orders decreased from $1,293,018 at March 31, 1995 to $1,231,216 at March 31, 1996. Historically, backlog has not been a meaningful indication of future sales.

Gross Profit: Gross profit increased from 45.3% of sales in the nine months ended March 31, 1995 to 47.4% of sales in the nine months ended March 31, 1996 primarily due to sales price increases and economies of scale resulting from increased sales volume.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $2,623,880 (43.4 % of sales) in the nine months ended March 31, 1995 to $3,095,779 (43.3% of sales) in the nine months ended March 31, 1996. This increase relates to sales costs associated with higher sales volume, hiring of additional personnel, and the reassignment of administrative personnel from medical projects as a result of the Company's restructuring in fiscal 1995.

Research and Development Expenses: Medical product research and development expenses were $621,794 in the nine months ended March 31, 1995 and $11,426 in the nine months ended March 31, 1996. The decrease in this area is due to the Company's decision, in December 1994, to suspend research and development work in connection with the Company's medical devices. This license agreement, for ultrasonic medical technology, may cause research and development expenses to increase from their current year levels. Industrial product research and development expenses were $155,698 in the nine months ended March 31, 1995 and $140,300 in the nine months ended March 31, 1996.

Other Income (Expense): Other income during the nine months ended March 31, 1995 was $29,598. During the nine months ended March 31, 1996, other income was $47,171. This increase was principally due to the $50,000 option fee received from Medical Device Alliance, Inc. upon signing the option agreement for the Company's ultrasonic medical technology.

Net Operating Losses: The Company has accumulated approximately $6,900,000 of net operating losses as of March 31, 1996, which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in fiscal year 2002 and will expire through fiscal year 2010. Additionally, based on ownership changes resulting from the offering completed in January 1992, as well as historical issuances of common stock and warrants, it is expected that the annual utilization of the otherwise available pre-offering net operating loss carryforwards will be limited by the provisions of Section 382 of the Internal Revenue Code as amended.

                                 MISONIX, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources: At March 31, 1996, the Company had a cash balance of $925,898 and investments held to maturity of $532,304. Three hundred fifty thousand dollars of this amount was derived from the signing of the option and licensing agreements discussed in Note 4.

In addition, the Company has a revolving credit facility from a U.S. bank in the amount of $500,000 available to the Company for short-term borrowings and letters of credit which expires on June 30, 1996. Borrowings under the facility bear interest at prime plus 2% and are collateralized by a security interest in all assets of the Company. While there are no outstanding borrowings under this facility, the Company has utilized a portion of it to generate a standby letter of credit in the amount of approximately $300,000, which guarantees a portion of the credit facility of its subsidiary Labcaire Systems Ltd.

A revolving credit facility from a U.K. bank in the amount of approximately $560,000 was available to Labcaire for short term borrowings. This facility expires in August 1996 when all unpaid principal and interest is due. This facility bears interest at U.K. prime plus 2% and is collateralized by a security interest in all the assets of Labcaire, a guarantee (evidenced by a standby letter of credit) by Misonix, and a guarantee by Labcaire's directors. As of March 31, 1996, $524,937 was outstanding under this facility.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

                                  MISONIX, INC.





PART II. OTHER INFORMATION


Item 6:    Exhibits and Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1996


                                       MISONIX, INC.
                                  --------------------------------------
                                  (Registrant)


                             By:  /s/ Joseph Librizzi
                                  --------------------------------------
                                      Joseph Librizzi
                                      President, Chief Executive Officer


                             By:  /s/ Peter Gerstheimer
                                  --------------------------------------
                                      Peter Gerstheimer
                                      Vice President and
                                      Chief Financial Officer