Form 10KSB
period 1996-06-30
MISONIX INC
filed 1996-09-27
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB

      |X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1996

      |_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from              to
                                                   ------------   -------------

                          Commission File No. 1-10986
                                              -------

                                 MISONIX, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           New York                                             11-2148932
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1938 New Highway, Farmingdale, New York                            11735
- ----------------------------------------                    -------------------
(Address of principal executive offices)                         Zip Code

Issuer's telephone number:  (516) 694-9555

Securities registered under Section 12(b) of the Exchange Act:

         Title of class               Name of Each Exchange on Which Registered
- ----------------------------------    -----------------------------------------
Common Stock, $.01 par value                    Boston Stock Exchange
Redeemable Stock Purchase Warrants              Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                          Yes    X           No
                              -------           ------
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained and no disclosure will be contained in this form, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $9,913,136

The aggregate market value of the voting stock held by non affiliates of the registrant (computed by reference to the average bid and asked prices of such stock) on September 18, 1995 was approximately: $5,280,000.

There were 2,800,000 shares of Common Stock outstanding at September 18, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

- -------------------------------------------------------------------------------

         This Report on Form 10-KSB and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, competition, technological advances and the market's acceptance or non-acceptance of the Company's products.

                                     PART I

Item 1.   Description of Business.

                  Misonix, Inc. (the "Company") is a New York Corporation which, through its predecessors, was first organized in 1959. The Company designs, develops, manufactures and markets ultrasonic equipment for scientific and industrial applications, ductless fume enclosures for filtration of gaseous contaminates, and environmen tal control products for the abatement of air pollution, as well as medical devices. Other products manufactured or distributed by the Company include ultrasonic cleaners and spray nozzles. The Company previously designed and developed medical devices using ultrasonic technology but had to suspend further development work on these devices in December 1994, when the Company's Board of Directors formally approved a plan to suspend such research and development since outside funding, necessary to complete the project, was not available. A restructuring charge was recorded at that time to reflect the estimated cost of suspending this portion of the Company's operations. Although the Company suspended its research and development activities related to its medical devices, it retained ownership rights in its various patents and related technologies. It continued its efforts to sell or license the rights to the technology or attract a joint venture partner to fund the future development of one or more of these devices. The Company was successful in December 1995 and entered into a license agreement with Medical Device Alliance, Inc.("MDA"), giving MDA exclusive world-wide marketing and sales rights for the Company's ultrasonic soft tissue aspiration medical device (see "Medical Products").

Scientific and Industrial Products

                  The Company's current revenue-producing activities consist of the manufacture and sale of the Sonicator(R) ultrasonic liquid processor and cell disruptor, the distribution of other ultrasonic equipment for scientific and industrial purposes, the manufacture and sale of Mystaire(R) ductless fume enclosures for filtration of gaseous contaminants and the manufacture and sale of Mystaire scrubbers for the abatement of air pollution.

                  The Sonicator is used in laboratories as a biological cell and tissue disruptor and for the preparation of substances used to target drug delivery in the body and certain agents used to visualize the circulatory system non-invasively. In analytical chemistry, ultrasonic processors such as the Sonicator remove gases from solvents and prepare samples for chemical analysis. Similar procedures are used in biotechnology in the production of medications and chemicals. The Sonicator is also used in the acceleration of chemical reactions and the extraction of proteins from cells such as E.coli and yeast. Sonication can strip away the outer coating of a virus and fragment DNA for immunological studies. It is also widely applied in manufacturing pharmaceuticals, fuel/oil emulsions, homogenizing pigments and dyes and improving the quality and consistency of these products. Additional uses of the Sonicator are, among others, quality control, including the dispersion of black carbon in the ink industry, improving polymer films, degassing carbonated beverages, beer, wines and spirits, and solvents.

                  In addition to the Sonicator, the Company also manufac tures and sells an ultrasonic spray nozzle, marketed under the name Sonimist(R), and distributes ultrasonic cleaners, marketed under the names Astrason(R) bench-top cleaner and Astramax(R) industrial ultrasonic cleaner. The Sonimist ultrasonic spray nozzles are used for, among other things, coating, cleaning, cooling and disinfec ting products in the food, pharmaceutical, paint, chemical, electronic, environmental and printing industries. Ultrasonic cleaners are marketed to research and industrial laboratories to remove various contaminants, such as radioactive particles, proteins, rust, blood and oil, from laboratory equipment.

                  The Mystaire fume enclosure is a ductless filtration and containment hood which is portable and easy to install. It eliminates the duct work that is otherwise necessary for exhausting to the outside air. The enclosure is sold to clinical, research, and industrial laboratories for various industrial purposes. Laboratory applications include working with organic solvents and radioisotopes, chemical storage, chemical dispensing, pathology and histology. Industrial markets for the product line include the pharmaceutical, semiconductor manufacturing, and asbestos containment industries. The Mystaire air purifier is a general purpose recirculating system with activated carbon filters that purify air and remove airborne fumes, odors, and particulates. A new product, the Forensic Evidence Cabinet, is being marketed to crime labs, medical examiners, and police stations. Its primary use is to insure proper storage and minimize cross contamination as well as protect staff from exposure to airborne pathogens during storage of evidence.

                  The Mystaire scrubber is an air pollution abatement system which removes difficult airborne contaminants emitted from laboratory, industrial and sewage treatment processes. The scrubber operates on broad range of contaminants and is par ticularly effective on gaseous contaminants such as sulfur oxides. The Company also manufactures a range of "point of use" scrubbers for the microelectronics industry. This equipment eliminates low levels of toxic and noxious contaminants arising from silicon wafer production.

                  The Company owns an 81.4% interest in Labcaire Systems Ltd. ("Labcaire"), a United Kingdom company formed in February 1992 with its principal place of business in Clevedon, England. The balance of the capital stock of Labcaire is owned by four directors who had the right, under purchase a agreement (the "Agreement"), to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings before interest, taxes and management charges for the proceeding fiscal year. In June 1996, this Agreement was amended and each of the four directors agreed to sell one-seventh of his total holding of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. The price to be paid by the Company for these shares is based on the formula outlined in the Agreement. Pursuant to the Agreement, 9,284 shares (2.65%) of Labcaire common stock will be purchased by the Company for (pound)62,388 (approximately $93,582). The effective date of this transaction is expected to be October 1996. Labcaire's business consists of designing, manufacturing, and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. Labcaire is the European distributor of the Company's ultrasonic scientific and industrial products. The present management of Labcaire consists of four executives with experience in chemical containment and air handling technologies. Labcaire manufactures class 100 biosafety hazard enclosures, used in laboratories to provide sterile environments and protect lab technicians from airborne con taminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its tradename. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system (Autoscope). The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes.

Medical Products

                    Although the Company suspended its research and development activities related to its medical devices, in December 1994, it retained ownership rights in its various patents and related technologies. It has continued its efforts to sell or license the rights to the technology or attract a joint venture partner to fund the future development of one or more of these devices. The Company was successful in December 1995 and entered into a license agreement with Medical Device Alliance, Inc.("MDA"), giving MDA exclusive world-wide marketing and sales rights for the Company's ultrasonic soft tissue aspiration medical device. Pursuant to the License Agreement, the Company will receive aggregate licensing fees, over time, of approximately $500,000, plus royalties based upon net sales of such products. The Company has received $300,000 in licensing fees, as of June 30, 1996. Also as part of the agreement, the Company was reimbursed a maximum of $30,000 per month (commencing September 1995) for product development expenditures (as defined in the agreement). The amount of reimbursement for the year ended June 30, 1996 was $320,363. This license deals with, among other matters, the Company's patent for a liposuction apparatus granted in May, 1995 and its 510(K) approval from the United States Food and Drug Administration to market and sell a device for ultrasonic tissue aspiration. The Company has settled the dispute (as discussed in prior filings) with the two individuals who are joint inventors, with the Company's founder, of the Patent for a Liposuction Method and Apparatus. As a result, they have reconfirmed their assignment, and in return, the Company has reestablished the original payment agreement which gives the two inventors a 5% royalty on revenues covered, including those received from the MDA License. In addition to the Company's medical technology related to soft tissue aspiration, the Company has previously designed other medical devices which were at various stages of development when the Company's restructuring plan was implemented in December 1994. The Company is seeking to commercially exploit and further develop certain of these devices.

Market and Customers

                  The largest market for the Company's Sonicator includes research and clinical laboratories worldwide. In addition, the Company has expanded its sales of the ultrasonic processor into industrial markets such as paint, pigment, ceramic and pharmaceutical manufacturers.

                  The Company views a wide range of industries as prospec tive customers for its pollution abatement scrubbers. Scrubbers are usable in any industry or environment in which airborne contaminants are created.

                  The market for the Company's ductless fume enclosures includes laboratory or industrial environments in which workers may be exposed to noxious fumes or vapors. The products are suited to laboratories in which personnel perform functions which release noxious fumes or vapors (including hospital and medical laboratories), industrial processing (particularly involving the use of solvents) and soldering and other general chemical processes. The products are particularly suited to users in the pharmaceutical, semiconductor, biotechnology, and forensic industries.

                  The Company relies on manufacturing representatives, distributors, direct salespersons and catalogue listings for the marketing of its scientific and industrial products. The Company currently sells through more than 10 manufacturing representatives and distributors in the United States. The Company currently employs 3 direct sales persons who operate outside the Company's offices and conduct direct marketing on a regional basis and 2 product managers, 1 sales specialist, and a vice-president of sales and marketing who work in the Company's offices. Approximately nine percent of its sales are through catalogue distributors. The Company's sales efforts include advertising and participating in trade shows. The Company relies on its joint venture partner, MDA, for marketing its ultrasonic soft tissue aspiration medical device and, with respect to any other potential ultrasonic medical devices, will likely seek and rely upon other joint venture partners.

                  In fiscal 1996, approximately 57% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's scientific and industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products. Sales by the Company in other major industrial countries are made through distributors.

Manufacturing and Supply

                  The Company manufactures and assembles the majority of its scientific and industrial products at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs. The Company is not dependent upon any single source of supply and has no long-term supply agreements.

                  Labcaire manufactures and assembles its products at its facility located in Clevedon, England. It is not dependent upon any single source of supply and has no long-term supply agreements.

Competition

                  Competitors in the ultrasonic industry for industrial products range from large corporations with greater production and marketing capabilities to smaller firms specializing in single products. The Company believes that its significant competitors in the manufacture and distribution of industrial ultrasonic devices are Branson Sonic Power, a division of Emerson Electric Co., and Sonics & Materials, Inc. In addition, the Company is aware of at least four other manufacturers of ultrasonic liquid processors. It is possible that other companies in the industry are currently developing products with the same capabilities as those of the Company. The Company believes that the features of its Sonicator and the Company's customer assistance in connection with particular applications give the Sonicator a competitive advantage over comparable products.

                  Competitors in the air pollution abatement industry range from large, multi-national corporations with greater production and marketing capabilities to small firms specializing in single products. The Company competes with other entities whose financial resources are substantially greater and, in many cases, whose share of the air pollution abatement market is significant. The Company believes that its principal competitors in the manufacture and distribution of scrubbers are The Ceilcote Company, Inc., Duall Division, a division of Met-Pro Corporation, and Croll-Reynolds Company, Inc. The principal competitor for the ductless fume enclosure is Captair, Inc. The Company believes that specific advantages of its scrubbers include efficiency, price and customer assistance and that specific advantages of its fume enclosures include efficiency and other product features, such as durability and ease of operation.

                  Competition in the medical and medical device industry is rigorous with many companies having huge capital resources, research laboratories and distribution systems in excess of the Company's. Accordingly, the Company believes participation in this field is only feasible if it enters into strategic alliances and/or joint ventures with other entities having greater experience and resources for use in this field.

Patents, Trademarks, Trade Secrets and Licenses

                  The Company owns United States trademark registrations for the following marks: Mystaire, Waterweb, Sonimist, Astrason and Astramax. Pursuant to a royalty free license agreement with an unaffiliated third party, the Company has the right to use the trademark "Sonicator" in the United States. The Company also owns trademark registrations for Mystaire in both England and Germany.

                  In May 1990, the United States Patent and Trademark Office (the "U.S. Patent Office") issued a patent relating to the Alliger System for applying ultrasonic forces on clots and plaque in human arteries using a generator, transducer and titanium wire.

                  In June 1991, the U.S. Patent Office issued a patent relating to the Company's environmental control product line for introducing ozone and liquid into the cavitation zone for an ultrasonic probe.

                  In July 1991, the U.S. Patent Office issued a patent relating to the Company's environmental control product line for the intimate mixing of ozone and contaminated water for the purpose of purification.

                  In September 1993, the U.S. Patent Office issued a patent relating to the Company's Alliger System for reducing transverse motion in its catheters.

                  In April 1994 and August 1995, the U.S. Patent Office issued two patents relating to the Company's Alliger System for a catheter with collapsible wire guide.

                  In December 1994, the U.S. Patent Office issued a patent relating to the Company's liposuction system and its ultrasonic industrial products for an electromechanical transducer device.

                  In March 1995, the U.S. Patent Office issued a patent relating to the Company's Alliger System for an ultrasonic device with sheath and transverse motion damping.

                  In May 1995, the U.S. Patent Office issued a patent relating to the Company's liposuction apparatus and associated method. The Company has settled the dispute with the two individuals who are joint inventors, with the Company's founder, of this patent (see "Medical Products").

                  In November 1995, the U.S. Patent Office issued a patent relating to the method of making an electromechanical transducer device to be used in conjunction with the soft tissue aspiration system and the Company's ultrasonic industrial products.

                  In May 1996, the U.S. Patent Office issued a patent relating to an ultrasonic atomizing device which is used in the Company's industrial products.

                  In June 1996, the U.S. Patent Office issued a patent relating to an ultrasonic lipectomy probe to be used with the soft tissue aspiration technology.

Backlog

                  As of June 30, 1996, the Company's backlog, including Labcaire, relating to industrial products was approximately $1,800,000 as compared with approximately $634,000 as at June 30, 1995. Historically, backlog has not been a meaningful indication of future sales.

Employees

                  As of September 15, 1996 the Company, including Labcaire, employed a total of 83 full-time people, including 16 in management and supervisory positions. The Company considers its relationship with its employees to be satisfactory.

Item 2.   Description of Property.

                  The Company occupies approximately 34,000 square feet, at 1938 New Highway, Farmingdale, New York, under a lease expiring on April 30, 1998. The rental amount, which is approximately $20,000 per month, includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. Labcaire occupies approximately 12,000 feet, at 15 Hither Green, Clevedon, England, under a lease expiring July 20, 1999. The rental amount is approximately $4,000 per month with a pro rata share of local taxes and water and sewer charges billed separately. Both properties are in good condition.

Item 3.   Legal Proceedings.

                  The Company is not aware of any material pending legal proceeding to which it or its subsidiary is a party or of which any of their property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 1996.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

                  The Company's Common Stock is listed on the Boston Stock Exchange under the symbol "MSO" and is traded in the over-the-counter market on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") under the symbol "MSON". Trading on both the Boston Stock Exchange and on NASDAQ commenced on January 23, 1992.

                  The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. The trading on the Boston Stock Exchange has been very limited to date and has been at prices substantially similar to those quoted below for NASDAQ.

 Fiscal 1996                                    High             Low
 -----------                                    ----             ---
         First Quarter.....................   $ 1-1/2         $ 21/32

         Second Quarter....................    1-5/16             3/4

         Third Quarter.....................    1-3/16             3/4

         Fourth Quarter....................     4-5/8          1-1/64

 Fiscal 1995:                                   High             Low
 ------------                                   ----             ---
         First Quarter.....................   $ 1-1/2         $   3/4

         Second Quarter....................     1-1/2             3/4

         Third Quarter.....................     13/16            9/16

         Fourth Quarter....................     21/32             1/2

As of September 15, 1996, the Company had 2,800,000 shares of Common Stock outstanding and 145 shareholders of record. This does not take into account stockholders whose shares are held in "street name" by brokerage houses. The

Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, in its business operations.

Item 6.   Management's Discussion and Analysis

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

         All of the Company's sales to date have been derived from the manufacture and distribution of ultrasonic equipment for scientific and industrial purposes, ductless fume enclosures for filtration of gaseous emissions in laboratories, and environmental control equipment for the abatement of air pollution.

         The Company's research and development programs have, from 1987 to December 1994, emphasized development of medical devices utilizing ultrasonic technology for the removal of arterial obstructions, soft tissue aspiration, and laparoscopic surgical procedures. The medical products portion of total research and development expenses increased during the period 1990 through December 1994. To date, no revenues have been generated from the sale of medical devices and, in December 1994, the Company suspended further research and development work on these devices since outside funding, necessary to complete the project, was not available. In December 1995, the Company entered into a licence agreement with Medical Device Alliance, Inc. ("MDA"), covering the further development and commercial exploitation of the Company's medical technology relating to soft tissue aspiration (see "Description of Business"). Pursuant to the License Agreement, the Company will receive aggregate licensing fees, over time, of approximately $500,000, plus royalties based upon net sales of such products. The Company has received $300,000 in licensing fees, as of June 30, 1996. Also as part of the agreement, the Company was reimbursed a maximum of $30,000 per month (commencing September 1995) for product development expenditures (as defined in the agreement). The amount of reimbursement for the year ended June 30, 1996 was $320,363. The Company continues to devote a small amount of research and development resources toward improvement of its industrial ultrasonic product line, ductless fume enclosures, and air pollution abatement and other equipment.

Results of Operations:

         The following table sets forth, for the two most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Statement of Operations:

                                                        Fiscal years ended

                                                             June 30,
                                                        ------------------
                                                         1996        1995
                                                         ----        ----
Net sales .............................................  100.0%     100.0%
Cost of goods sold ....................................   52.3       54.2
                                                         -----      -----

Gross profit ..........................................   47.7       45.8
                                                         -----      -----

Selling & administrative expenses .....................   41.8       42.5
Research & development expenses-medical products.......     .4        7.4
Research & development expenses-industrial products....    1.6        2.1
Restructuring costs....................................     .0        4.9
                                                         -----      -----

Total operating expenses ..............................   43.8       56.9
                                                         -----      -----
Income (loss) from operations .........................    3.9      (11.1)
Other income ..........................................     .7         .3
                                                          ----      -----

Net income (loss) before minority interest ............    4.6      (10.8)
Minority interest .....................................    (.7)        .1
                                                         -----      -----
Net income (loss)......................................    3.9      (10.9)
                                                         =====      =====

         The following table provides a breakdown of net sales by major category for the periods indicated:

                                                      Fiscal years ended
                                                            June 30,
                                                      ------------------
                                                       1996        1995
                                                       ----        ----
                                                         (in thousands)

Ultrasonic products ................................. $2,632       $2,575
Scrubbers ...........................................  1,156        1,081
Ductless fume enclosures ............................  6,125        4,896
                                                       -----       ------
     Net sales ...................................... $9,913       $8,552
                                                      ======       ======

         The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                                                      Fiscal years ended
                                                           June 30,
                                                      ------------------
                                                       1996        1995
                                                       ----        ----

                                                         (in thousands)

Canada & Mexico ....................................  $    95      $    71
Europe .............................................    4,533        3,860
Asia ...............................................      703          424
Middle East ........................................      146           67
Other ..............................................      166           62
                                                      -------    ---------
                                                      $ 5,643      $ 4,484
                                                      =======    =========

Fiscal years ended June 30, 1995 and 1996

                  Net Sales. Net sales increased by $1,361,452 (15.9%) between the fiscal year ended June 30, 1995 and the fiscal year ended June 30, 1996 from $8,551,684 to $9,913,136.

                  The Company's largest product category, fume enclosures, increased by $1,229,000 or 25.1% in the fiscal year ended 1996 due to increased marketing efforts for its domestic products and the continued success of Labcaire's Autoscope which was added to the fume enclosure product line in fiscal 1995.

                  Ultrasonic products include the Sonicator liquid processor and cell disrupter systems, ultrasonic cleaners, related accessories, and repair and service. The small increase of $57,000 or 2.2% in sales of ultrasonic products in fiscal 1996 reflects the fact that the Sonicator is a mature product.

                  The increase of $75,000 or 6.9% in scrubber sales between fiscal 1995 and fiscal 1996 was due to increased marketing efforts for the microelectronics industry.

         During fiscal 1995 and fiscal 1996 the Company had foreign net sales of $4,483,764 and $5,643,101 respectively, representing 52% and 57% of net sales for such years, respectively. This increase is principally due to Labcaire's increased sales volume in fiscal 1996 over fiscal 1995, increasing to $4,711,667 from $3,920,400.

                  Gross profit. There was an increase in overall gross profit margin to 47.7% in fiscal 1996 from 45.8% in fiscal 1995 because of economies of scale resulting from increased sales volume, sales of higher gross profit products, and various product price increases.

                  Selling and general and administrative expenses. There was a 14% increase, from $3,632,151 to $4,139,183 in SG&A expenses from fiscal 1995 to fiscal 1996 owing in part to higher commissions on increased sales volume and the hiring of additional executive and other employees. This resulted in a decrease of these expenses to 41.8% of net sales in fiscal 1996 compared to 42.5% in fiscal 1995.


                  Research and development expenses. Medical product research and development expenses were $629,837 in fiscal 1995 and $42,933 in fiscal 1996. The decrease in medical product R&D expenses was principally due to the fact that in December 1994, the Company suspended further research and development work in connection with its medical devices because outside funding, necessary to complete the project, was not available. Industrial product R&D expenses were $182,452 in fiscal 1995 and $161,253 in fiscal 1996.

                  Interest expense. Interest expense was $32,780 in fiscal 1995 and $41,529 in fiscal 1996. This increase was due to an increased level of borrowing by Labcaire during the fiscal year.

                  Option/license Fees. The Company initially received $50,000 upon entering into an option agreement with Medical Device Alliance, Inc.("MDA"), leading to a ten year licensing agreement. As part of this agreement, the Company received $300,000 in licensing fees, of which $19,167 has been recorded as income during fiscal 1996.

                  Net operating losses. The Company has accumulated approximately $6,956,000 of net operating losses as of December 31, 1996, which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryfor wards. The carryforwards begin to expire in fiscal year 2002 and will continue to expire through fiscal year 2011. Additionally, based on ownership changes resulting from the Company's 1992 public offering, as well as historical issuances of common stock and warrants, it is expected that the annual utilization of the otherwise available pre fiscal 1992 net operating loss carryfor wards will be restricted.

Liquidity and Capital Resources:

                  At June 30, 1996, the Company had a cash balance of $1,153,999 and investments held to maturity of $353,053.

                  The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

Currency Risk:

                  Approximately 48% of the Company's revenues in fiscal 1996 were received in English Pounds. To the extent that the Company's revenues will be generated in English Pounds and, for purposes of its reporting its financial position, its operating results will be converted into US Dollars. A strengthening of the English Pound, in relation to the US Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

Other:

                  In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 7.   Financial Statements

                  The response to Item 7 is submitted as a separate section of this report following the exhibits.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

                  None

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

         The Company currently has four Directors. Their term expires at the Annual Meeting and all four are standing for reelection for a term of one year. The following tables contains information regarding all Directors and executive officers of the Company:

                                                                     Director
Name                   Age     Principal Occupation                   Since
- ----                   ---     --------------------                  --------

Gary Gelman            49      Chairman of the Board                   1995
                               of Directors

Joseph Librizzi        58      Director, President,                    1971
                               Chief Executive Officer,
                               Treasurer and Secretary

Peter Gerstheimer      47      Vice President and                       --
                               Chief Financial Officer

Ronald Manna           42      Vice President - Operations              --

Howard Alliger         69      Director                                1971

Arthur Gerstenfeld     68      Director                                1992


         The following is a brief account of the business experience for the past five years of the Company's Directors and officers:

         Gary Gelman, the founder of American Claims Evaluation, Inc., a publicly traded company engaged in auditing hospital bills and providing vocational rehabilitational counseling, has been Chairman of the Board and a Director of that company for more than ten years. Since 1973, Mr. Gelman has also been President and a principal of American Para Professional Systems, Inc., which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. Degree from Queens College. In March 1996, Mr. Gelman became Chairman of the Board of Misonix, Inc.

         Joseph Librizzi became President and Chief Executive Officer of the Company in March 1995. Prior to this he was Executive Vice President, Chief Operating Officer, Treasurer and Secretary of the Company since September 1991. Dr. Librizzi was previously
President of the Company (prior to the merger between the Company and Sonic Needle Corp.) from 1986 to September 1991. Dr. Librizzi holds a doctorate in applied mechanics and aerospace engineering from Polytechnic Institute of Brooklyn.

         Peter Gerstheimer became Vice President and Chief Financial Officer of the Company in September 1992. From December 1984 to September 1992, he was Vice President of Finance at ThermexThermatron, Inc., a manufacturer of high-frequency electronic heat sealing and processing equipment. Previously, he served as Treasurer and Controller of LogiMetrics, a manufacturer of electronic test components and systems for military and nonmilitary use. Mr. Gerstheimer is a licensed certified public accountant in the State of New York and was a senior accountant at Touche Ross & Co. Mr. Gerstheimer holds a B.A. Degree from Hofstra University.

         Ronald Manna became Vice President - Operations of the Company in September 1989. For more than three years prior thereto, Mr. Manna served as the Director of Engineering of the Company. Mr. Manna holds a B.S. Degree in mechanical engineering from Hofstra University.

         Howard Alliger has served since 1955 as the sole proprietor or as the Chairman of the Board of Directors of the Company and its predecessors. In March 1996, Mr. Alliger resigned as Chairman of the Board of Directors while remaining on the Board. Mr. Alliger holds a B.A. degree in economics from Allegheny College and attended Cornell University's School of Engineering. He has received 15 patents, has published various papers on ultrasonic technology and, for the three years ended in June 1991, was the President of the Ultrasonic Industry Association.

         Arthur Gerstenfeld is a Professor at Worcester Polytechnic Institute and Director of its Advanced Automation Technology Program. He is also the President of UFA, Inc. a manufacturer of air traffic control simulation systems, and has served in that capacity since 1980. Dr. Gerstenfeld received a B.M.E. from Rensselaer Polytechnic Institute in 1950 and an M.S. and Ph.D. from the Massachusetts Institute of Technology in 1966 and 1967, respectively.

Based upon an examination of public filings, the Company believes all reports required under Section 16(a) of the Securities and Exchange Act of 1934 have been filed on a timely basis.

Item 10.  Executive Compensation.

         The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and each of the four other highest paid executive officers with annual compensation exceeding $100,000:

                           Summary Compensation Table

                           Annual Compensation         Long Term Compensation
                           -------------------         ----------------------
                                                             Securities
Name and Principal         Fiscal                            Underlying
    Position                Year       Salary               Options/SARS
- ------------------         ------      ------               ------------
Joseph Librizzi             1996     $ 183,971                    -
President, Chief            1995       135,000                    -
Executive Officer,          1994       135,000                    -

Treasurer and Secretary

Howard Alliger              1996      $    -                      -
Chairman of the             1995       135,000                    -
Board                       1994       135,000                    -

Employment Agreements

        On September 1, 1995, the Company entered into an employment agreement with Dr. Librizzi, who is employed as President and Chief Executive Officer. The agreement provides for an annual salary of $160,000 plus a bonus measured by pretax operating earnings. Dr. Librizzi receives additional benefits that are generally provided to other employees of the Company. The agreement was renewed in July 1996 and expires on August 31, 1997. It is automatically renewed for a successive one year term unless the Company or the executive elects not to renew.

        In conformity with the Company's policy, all of its Directors, officers and employees execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without prior approval of the Company. Messrs. Librizzi, Gerstheimer, and Manna also have agreements with the Company which provide for the payment of six months severance upon their termination for any reason including a change in control of the Company. The Company's employment agreement with Dr. Librizzi also contains non-competition provisions that preclude him from competing with the Company for a period of one year from the date of his termination of employment unless his employment is terminated by the Company without cause.

Option Exercises in Last Fiscal Year and Year-end Values

        No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 1996. The following table contains information concerning the number and value, at June 30, 1996, of unexercised options held by executive officers named in the Summary Compensation Table:

                  Number of Unexercised         Value of Unexercised
                  Options Held at Fiscal        In-the-Money Options
                  Year-End                      Held at Fiscal Year-End
     Name         (Exercisable/Unexercisable)   (Exercisable/Unexercisable)(1)
     ----         ---------------------------   ------------------------------
Joseph Librizzi          60,000/0                          $172,500

- ------------
(1) Fair market value of underlying securities (the closing price of the Company's Common Shares on the National Association of Securities Dealers Automated Quotation System) at fiscal year end (June 30, 1996) minus the exercise price.

Stock Options

         In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "Plan") which, as amended, covers up to 250,000 of the Company's Common Shares. Pursuant to the Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. The Plan, which expires on December 31, 2003, is administered by the Board of Directors with the right to designate a committee. The selection of participants, allotments of shares, determination of price and other conditions relating to options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at any exercise price which is not less than the fair market value of the Common Shares on the date of the grant, except that the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the outstanding Common Shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Shares on the date of grant. At June 30, 1996, options to purchase 250,000 shares were outstanding under the plan at $ .75 to $6.50 per share and no options had been exercised.

Compliance with Section 16(a) of the Securities Exchange Act

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC"), the Boston Stock Exchange, and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1996.

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.

         The following table sets forth as of the Record Date certain information with regard to ownership of the Company's Common Shares by (i) each beneficial owner of 5% or more of the Company's Common Shares; (ii) each Director and nominee for Director; (iii) each executive officer named in the "Summary Compensation Table" below; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them.

                                               Common Shares       Percent
Name and Address (1)                         Beneficially Owned    of Class
- --------------------                         ------------------    --------
Howard Alliger.............................      728,072 (2)         26.0%
Joseph Librizzi............................      161,661 (3)          5.8%
Gary Gelman................................      352,930 (4)         12.6%
Arthur Gerstenfeld.........................       14,800 (5)          *
All executive officers and
   Directors as a group
   (eight persons).........................    1,352,426 (6)         48.3%

- ------------
*Less than 1%

(1) The business address of each of the named individuals in this table is c/o Misonix, Inc., 1938 New Highway, Farmingdale, New
       York  11735.
(2) Includes 27,000 shares held by Mr. Alliger's daughter, of which he disclaims all beneficial interest.
(3) Includes 60,000 shares which Dr. Librizzi has the right to acquire upon exercise of stock options which are currently exercisable.
(4) Includes 41,000 shares which Mr. Gelman has the right to acquire upon exercise of stock options which are currently exercisable.
(5) Includes 2,000 shares which Mr. Gerstenfeld has the right to acquire upon exercise of stock options which are currently exercisable.
(6)    Includes (i) the shares indicated in notes (2), (3),(4), and
       (5), (ii) 46,263 shares which are beneficially owned by an executive officer of the Company (30,000 of which he has a right to acquire upon exercise of stock options which are currently exercisable), (iii) 31,000 shares which are beneficially owned by another executive officer (30,000 shares of which he has the right to acquire upon exercise of stock options which are currently exercisable), and (iv) 17,700 shares which are beneficially owned by another executive officer (10,000 shares of which he has the right to acquire upon exercise of stock options which are currently exercisable and 4,000 of which he has the right to acquire upon exercise of stock warrants which are currently exercisable).

Item 12.  Certain Relationships and Related Transactions.

                                      None

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K.

  a.  Exhibits

      3(a)    Restated Certificate of Incorporation of the
              Company. (Incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form
              S-1, File No. 33-43585 (the "Registration
              Statement").

      3(b) By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Registration Statement.)

      4(a)    Warrant Agreement.  (Incorporated by reference to
              Exhibit 4.1 to the Registration Statement.)

      4(b) Specimen of Redeemable Warrant Certificate. (Inco rporated by reference to Exhibit 4.2 to the Registration Statement.)

      10(a)   Lease extension and modification agreement dated
              October 31, 1992.

      10(b)   Stock Option Plan.  (Incorporated by reference to

              Exhibit 10.2 to the Registration Statement.)

      10(c) Employment Agreement dated September 1, 1991 between the Company and Michael Juliano.
              (Incorporated by reference to Exhibit 10.4 to the Registration Statement.)

      10(d) Employment Agreement dated September 1, 1991 between the Company and Howard Alliger.
              (Incorporated by reference to Exhibit 10.5 to the Registration Statement.)

      10(e) Employment Agreement dated September 1, 1991 between the Company and Joseph Librizzi.
              (Incorporated by reference to Exhibit 10.6 to the Registration Statement.)

      10(f)   Financial Advisory and Investment Banking
              Agreement between the Company and Josephthal
              Lyon & Ross Incorporated. (Incorporated by reference to Exhibit 10.7 to the Registration
              Statement.)

      10(g)   Settlement and License Agreement dated March 12,
              1984 between the Company and Mettler Electronics
              Corporation.  (Incorporated by reference to Exhibit

              10.11 to the Registration Statement.)

      10(h) Know-How, Trademark and License Agreement dated July 25, 1983, between the Company and Astec Environmental Systems, Ltd. (Incorporated by reference to Exhibit 10.12 to the Registration
              Statement.)

      10(j)   Assignment Agreement between the Company and Robert
              Ginsburg. (Incorporated by reference to exhibit
              10(j) of Form 10-K for the fiscal year ended June
              30, 1992)

      10(k)   Subscription Agreement between the Company and
              Labcaire. (Incorporated by reference to exhibit
              10(k) of Form 10-K for the fiscal year ended June
              30, 1992)

      10(l) Option Agreements between the Company and each of Graham Kear, Geoffrey Spear, John Haugh, Martin Keeshan and David Stanley. (Incorporated by reference to exhibit 10(l) of Form 10-K for the fiscal year ended June 30, 1992)


      10(m)   Stock Option Contract between the Company and
              Michael Juliano (Incorporated by reference to exhibit 10(m) of Form 10-K for the fiscal year ended June 30, 1992)

      10(n)   Stock Option Contract between the Company and
              Joseph Librizzi (Incorporated by reference to exhibit 10(n) of Form 10-K for the fiscal year ended June 30, 1992)

      10(o)   Form of Director's Indemnification Agreement.
              (Incorporated by reference to exhibit 10(o) of Form
              10-K for the fiscal year ended June 30, 1992)

      10(p)   Stock Option Contract between the Company and Peter
              Gerstheimer.

      10(q)   Stock Option Contract between the Company and
              Ronald Manna.

      10(r)   Severance Agreement between the Company and Peter
              Gerstheimer.

      10(s)   Severance Agreement between the Company and Ronald
              Manna.

      10(t) Employee Agreement dated September 1, 1995 between the Company and Joseph Librizzi.

      10(u) Option Agreement dated September 11, 1995 between the Company and Medical Device Alliance Inc.

      10(v) Consent of independent public accountants to inclusion of report in Form S-8 Registration
              Statement.

      10(w) Amendment to agreement with principal shareholders of Labcaire Systems Ltd.

      10(x) Employee Agreement dated July 24, 1996 between the company and Joseph Librizzi.

      22 Subsidiaries of the Company (Incorporated by reference to exhibit 22 of Form 10-K for the fiscal year ended June 30, 1992)

b. No reports on Form 8-K have been filed by the registrant during the fiscal quarter ended June 30, 1996.

                          Annual Report on Form 10-KSB

                                     Item 7

                       Consolidated Financial Statements

                         Misonix, Inc. and Subsidiaries

                             Farmingdale, New York

                            Year ended June 30, 1996

                         Misonix, Inc. and Subsidiaries

                                  Form 10-KSB

                                     Item 7

                              Financial Statements

                            Year ended June 30, 1996



                                    Contents

The following consolidated financial statements of Misonix, Inc. and Subsidiaries are included in Item 7:

Report of Independent Auditors........................................    F-2
Consolidated Balance Sheet--June 30, 1996.............................    F-3
Consolidated Statements of Operations--Years Ended
   June 30, 1996 and 1995.............................................    F-4
Consolidated Statements of Stockholders' Equity--Years Ended
   June 30, 1996 and 1995.............................................    F-5
Consolidated Statements of Cash Flows--Years Ended
   June 30, 1996 and 1995.............................................    F-6
Notes to Consolidated Financial Statements............................    F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Misonix Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and Subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Misonix, Inc. and Subsidiaries at June 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


                                                  /s/ ERNST & YOUNG LLP

Melville, NY
August 9, 1996

                         Misonix, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                 June 30, 1996


Assets
Current assets:
   Cash and cash equivalents                                                              $    1,153,999
   Investments held to maturity                                                                  353,053
   Accounts receivable, less allowance for doubtful accounts of $58,468                        1,981,205
   Inventories (Note 3)                                                                        1,202,314
   Prepaid expenses and other current assets                                                     505,892
                                                                                       --------------------
Total current assets                                                                           5,196,463

Property and equipment, at cost, less accumulated depreciation and
   amortization (Note 4)                                                                         622,427
Goodwill, net of amortization of $37,795 (Note 12)                                               203,504
Other assets                                                                                      52,563
                                                                                       --------------------
Total assets                                                                              $    6,074,957
                                                                                       ====================


Liabilities and stockholders' equity
Current liabilities:
   Notes payable (Note 5)                                                                        518,259
   Accounts payable                                                                            1,159,438
   Accrued expenses and other current liabilities (Note 6)                                       408,853
   Current maturities of capital lease obligations (Note 7)                                       52,884
                                                                                       --------------------
Total current liabilities                                                                      2,139,434

Capital lease obligations (Note 7)                                                                81,763

Deferred income (Note 13)                                                                        380,833
Minority interest                                                                                 75,279

Commitments and contingencies (Notes 7, 9 and 12)

Stockholders' equity (Note 8):
   Common stock, $.01 par value--shares authorized 10,000,000;
     issued and outstanding 2,800,000                                                             28,000
   Additional paid-in capital                                                                 11,100,793
   Deficit                                                                                    (7,696,590)
   Foreign currency translation adjustment                                                       (34,555)
                                                                                       --------------------
Total stockholders' equity                                                                     3,397,648
                                                                                       --------------------
Total liabilities and stockholders' equity                                                $    6,074,957
                                                                                       ====================

See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                               Year ended June 30
                                                                             1996              1995
                                                                       ------------------------------------
Net sales (Note 10)                                                     $     9,913,136   $    8,551,684

Cost of goods sold                                                            5,181,222        4,638,983
                                                                       ------------------------------------
Gross profit                                                                  4,731,914        3,912,701

Operating expenses:
   Selling, general and administrative expenses                               4,139,183        3,632,151
   Research and development expenses (Note 2)                                   204,186          812,289
   Restructuring charge (Note 2)                                                      -          416,445

                                                                       ------------------------------------
Total operating expenses                                                      4,343,369        4,860,885
                                                                       ------------------------------------
Income (loss) from operations                                                   388,545         (948,184)

Other income (expense):
   Interest income                                                               54,209           55,319
   Interest expense                                                             (41,529)         (32,780)
   Option/license fees (Note 13)                                                 69,167                -
   Foreign currency exchange (loss) gain                                        (11,890)           2,834
                                                                       ------------------------------------
Income (loss) before minority interest                                          458,502         (922,811)

Minority interest in net income of consolidated subsidiary                      (69,075)          (6,204)
                                                                       ------------------------------------
Net income (loss)                                                       $       389,427   $     (929,015)
                                                                       ====================================

Net income (loss) per common and common equivalent share                $           .14   $       (.34)
                                                                       ====================================

Net income (loss) per common and common equivalent
   share assuming full dilution                                         $           .13   $       (.34)
                                                                       ====================================

Weighted average common and common equivalent
   shares outstanding                                                         2,867,108        2,770,411
                                                                       ====================================
Weighted average common and common equivalent
   shares outstanding assuming full dilution                                  2,926,317        2,770,411
                                                                       ====================================

See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                    Common Stock
                                   $.01 Par Value                                           Foreign
                            -----------------------------  Additional                      Currency          Total
                               Number                        Paid-in                      Translation     Stockholders'
                              of Shares       Amount         Capital        (Deficit)      Adjustment        Equity
                            -------------- -------------- --------------- -------------- --------------- ----------------
Balance, June 30, 1994        2,770,000        $27,700     $11,086,093     $(7,157,002)      $(27,517)      $3,929,274
Stock issuance to outside

   directors (Note 8)            30,000            300          14,700               -              -           15,000
Foreign currency
   translation adjustment             -              -               -               -         (6,709)          (6,709)
Net loss                              -              -               -        (929,015)             -         (929,015)
                            -------------- -------------- --------------- -------------- --------------- ----------------
Balance, June 30, 1995        2,800,000         28,000      11,100,793      (8,086,017)       (34,226)       3,008,550
Foreign currency
   translation adjustment             -              -               -               -           (329)            (329)
Net income                            -              -               -         389,427              -          389,427
                            ============== ============== =============== ============== =============== ================
Balance June 30, 1996         2,800,000        $28,000     $11,100,793     $(7,696,590)      $(34,555)      $3,397,648
                            ============== ============== =============== ============== =============== ================

See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                               Year ended June 30
                                                                             1996             1995
                                                                        ----------------------------------
Operating activities
Net income (loss)                                                           $   389,427    $  (929,015)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Provision for net losses on accounts receivable                              1,892         18,741
     Depreciation and amortization                                              193,417        213,166
     Minority interest in net income of subsidiary                               69,075          6,204
     Foreign currency loss                                                          904          3,032
     Noncash restructuring charge                                                     -        245,438
     Issuance of stock to outside directors                                           -         15,000
       Changes in operating assets and liabilities:
         Accounts receivable                                                   (529,105)       (82,717)
         Inventories                                                           (125,690)         2,385
         Prepaid expenses and other current assets                             (380,455)        45,240
         Deposits and other assets                                                2,479           (199)
         Accounts payable and accrued expenses                                  222,383       (103,134)
         Deferred income                                                        380,833              -
                                                                        ----------------------------------
Net cash provided by (used) in operating activities                             225,160       (565,859)
                                                                        ----------------------------------

Investing activities
Acquisition of property and equipment and other                                (107,742)      (120,483)
Proceeds from involuntary conversion of assets                                        -        152,000
Sales of investments held to maturity                                           355,600      1,277,228

Purchases of investments held to maturity                                      (353,053)      (355,600)
                                                                        ----------------------------------
Net cash (used in) provided by investing activities                            (105,195)       953,145
                                                                        ----------------------------------

Financing activities
Increase (decrease) in short-term borrowings                                    187,338        (55,647)
Principal payments on capital lease obligations                                 (39,221)       (53,609)
                                                                        ----------------------------------
Net cash provided by (used in) financing activities                             148,117       (109,256)
                                                                        ----------------------------------

Effect of exchange rates                                                            (27)           101
                                                                        ----------------------------------

Net increase in cash and cash equivalents                                       268,055        278,131
Cash and cash equivalents at beginning of period                                885,944        607,813
                                                                        ==================================
Cash and cash equivalents at end of year                                    $ 1,153,999     $  885,944
                                                                        ==================================

Supplemental disclosure of cash flow information
Interest paid during the year                                               $    41,529     $   32,780
                                                                        ==================================

See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 June 30, 1996

1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Misonix, Inc. ("Misonix") include the accounts of Misonix, its 81.4% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), and its 100% owned subsidiary, Misonix, Ltd. (collectively, the "Company"). Misonix Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been minimal. All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix was incorporated under the laws of the State of New York on July 31, 1967. During the period from 1987 through December 1994, Misonix was engaged in the design and development of medical devices which would utilize proprietary and patented ultrasound technology for the treatment of cardiovascular disease and for soft tissue removal. Research and development work in connection with these medical devices, however, was suspended in December 1994 and the Company recorded a restructuring charge (see Note 2) as outside funding was not available to further develop these technologies. During this period, there was no revenue from the sale of medical devices. However, in December 1995, the Company entered into a licensing agreement to further develop one of its medical devices (see Note 13).

Misonix's principal revenue producing activities, from 1967 to date, have been the manufacture and distribution of proprietary ultrasound equipment for scientific and industrial purposes and environmental control equipment for the abatement of air pollution. Misonix's products are sold worldwide. Labcaire, which began operations in February of 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales to unaffiliated customers, net income and total assets related to Labcaire as of and for the year ended June 30, 1996 were approximately $4,712,000, $369,000 and $2,263,000, respectively.
For the year ended June 30, 1995, these amounts were approximately $3,920,400, $319,100 and $1,796,100, respectively.

                         Misonix, Inc. and Subsidiaries

1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investments Held to Maturity

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which was effective for fiscal years beginning after December 15, 1993. Adoption of SFAS 115 had no effect on the Company's financial position as of July 1, 1994 or results of operations for the year ended June 30, 1995. The Company's investments, maturing at various dates through June 1997, consist primarily of U.S. Government Treasury Bills and are valued at amortized cost which approximates market. The Company classifies its investments as held-to-maturity as the Company has both the intent and ability to hold these securities until maturity.

Concentration of Credit Risk

The Company's operations are located in New York and Clevedon, England. The

Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. At June 30, 1996, the Company's accounts receivable with customers outside the United States was approximately $1,322,000 of which approximately $1,233,000 related to its Labcaire operations. Where necessary, the Company utilizes letters of credit on foreign or export sales. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) method or market.

                         Misonix, Inc. and Subsidiaries

1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives ranging from 3 to 10 years. Capital lease equipment and leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

Revenue Recognition

Sales are recognized upon shipment of products.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of 81.4% of the common stock of Labcaire. The goodwill is being amortized by the straight-line method over its estimated useful life of 25 years. The carrying value of such costs is reviewed by management to determine whether an impairment may have occurred. If this review indicates that such costs, or a portion thereof, will not be recovered, as determined based on the undiscounted cash flows of Labcaire over the remaining amortization period, the carrying value of these costs will be reduced by the estimated shortfall of cash flows. There has been no such impairment to date.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                         Misonix, Inc. and Subsidiaries

1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common and Common Equivalent Share

Net income per common and common equivalent share is based on the weighted average number of common shares outstanding during the year ended June 30, 1996 plus dilutive common share equivalents. For the year ended June 30, 1995, outstanding common stock warrants and options have not been included in such computation as the effect of such would be antidilutive.

Foreign Currency Translation

The Company follows the policies prescribed by SFAS No. 52 for translation of the financial results of its foreign subsidiary. Accordingly, assets and liabilities are translated at the foreign currency exchange rate in effect at the balance sheet date. Results of operations are translated using the weighted average of the prevailing foreign currency rates during the fiscal year. Stockholders' equity accounts are translated at historical exchange rates. Gains and losses on foreign currency transactions are recorded in other income.

Research and Development

All research and development expenses related to the Company's industrial and medical products are expensed as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

                         Misonix, Inc. and Subsidiaries

1.  Basis of Presentation, Organization and Business,

    and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncement

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is required to be adopted by the Company in fiscal year 1997. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions.

Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the 1997 financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has not yet determined if it will elect to change to the fair value method or provide the necessary pro forma information, nor has it determined the effect the new standard will have on its operating and per share results should it elect to make such change.

2. Restructuring Charge

In December 1994, the Company's Board of Directors formally approved a plan to suspend research and development in connection with the Company's medical devices. This was necessary because outside funding for further development of these technologies was not available (see Note 13). As a result, the Company recorded a restructuring charge of approximately $416,000 to reflect the discontinuance of this portion of the Company's operations. The restructuring charge included approximately $197,000 of employee severance and related costs (which included the resignation of the Company's CEO), approximately $138,000 of property and equipment write-offs and approximately $81,000 of facility rental expense related to the Company's research and development activities.

At June 30, 1996, accrued expenses includes $45,000 related to the balance of the restructuring charge.

                         Misonix, Inc. and Subsidiaries

3. Inventories

Inventories are summarized as follows:
                                                             June 30,
                                                               1996
                                                         -------------------


Raw materials                                               $     653,884
Work-in-process                                                    49,962
Finished goods                                                    498,468
                                                         -------------------
                                                            $   1,202,314
                                                         ===================

4. Property and Equipment

Property and equipment consist of the following:
                                                             June 30,
                                                               1996
                                                         -------------------

Machinery and equipment                                     $     896,292
Furniture and fixtures                                            556,113
Autos                                                             287,111
Leasehold improvements                                            255,932
                                                         -------------------
                                                                1,995,448
Less accumulated depreciation and amortization                  1,373,021
                                                         -------------------
                                                            $     622,427
                                                         ===================

Included in machinery and equipment at June 30, 1996 is approximately $148,000 of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $148,000. Also, included in autos is approximately $197,298 under capital leases with accumulated amortization of approximately $56,463. The Company purchased approximately $94,000 of equipment under capital lease arrangements during the year ended June 30, 1996.

                         Misonix, Inc. and Subsidiaries

5. Revolving Note Payable and Line of Credit

Since October 1992, Labcaire has had an overdraft facility with a United Kingdom bank. As of June 30, 1996, the amount of this facility is (pound)350,000 and bears interest at United Kingdom prime rate (5.75% at June 30, 1996) plus 2%. This facility is secured by the assets of Labcaire and (pound)50,000 is guaranteed by its directors. As of June 30, 1996, (pound)150,000 of this facility was guaranteed by Misonix with an irrevocable standby letter of credit. As of July 1996, Misonix no longer guaranteed this facility as it was not required to by the Bank. The facility expires in August 1997. At June 30, 1996, the balance outstanding under this overdraft facility was (pound)333,930 ($518,259).


In October 1992, Misonix secured a $500,000 line of credit with a bank bearing interest at the bank's prime (8.25% at June 30, 1996) plus 2%. The line of credit, renewable on an annual basis, currently expires on June 30, 1997 and is secured by all assets of Misonix. No amounts are outstanding under this line at June 30, 1996.

6. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

                                                           June 30,
                                                             1996
                                                       -------------------

Accrued payroll and vacation                               $    74,682
Accrued payroll taxes                                           64,228
Accrued commissions                                             57,352
Accrued restructuring costs                                     44,862
Other                                                          167,729
                                                       -------------------
                                                           $   408,853
                                                       ===================

                         Misonix, Inc. and Subsidiaries

7. Leases

Misonix has entered into several noncancellable operating leases for the rental of certain office space and automobiles expiring in various years through 1998. The principal lease for office space provides for a monthly rental amount of $20,427. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2000.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 1996:
                                                       Capital     Operating
                                                       Leases        Leases
                                                     --------------------------

        1997                                         $    66,809    $   313,000
        1998                                              60,354        275,000
        1999                                              35,800         71,000
        2000                                               6,652          4,000
                                                     --------------------------
        Total minimum lease payments                     169,615    $   663,000
                                                                    ===========
        Amounts representing interest                     34,968
                                                     -----------


        Present value of net minimum lease payments
          (including current portion of $52,884)     $   134,647
                                                     ===========

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

Rent expense for all operating leases was approximately $282,000 and $286,000 for the years ended June 30, 1996 and 1995, respectively.

                         Misonix, Inc. and Subsidiaries

8. Capital Transactions

In June 1995, the Company issued 30,000 shares of common stock to three outside directors for serving on its Board of Directors for the year ended June 30, 1995.

In January 1992, the Company completed a public offering of 1,600,000 shares of its common stock and 1,840,000 warrants to purchase 1,840,000 shares of its common stock at $7.80 per share, for $8,686,024, net of expenses. These warrants expire in January 1997. Also, in connection with this offering, the Company granted the underwriters a right through January 1997 to acquire an additional 160,000 shares of common stock at a price of $10.725 per share and warrants to acquire 160,000 shares of common stock in similar form to the public offering warrants, but at an exercise price of $12.87 per share.

In connection with a private placement which occurred in October 1991, redeemable warrants entitling the holders the right to purchase 100,000 shares of common stock at $7.80 are outstanding. These warrants also expire in 1997.

Stock Option Plan

In September 1991, the Board of Directors adopted and, in October 1991, the shareholders approved, the 1991 Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") to certain employees and
(ii) options not intended to so qualify ("Nonqualified Stock Options") to employees, consultants and directors. The total number of shares of Common Stock for which options may be granted under the Option Plan is 250,000 shares.

The exercise price of all stock options granted under the Option Plan must be at least equal to the fair market value of such shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights on the Company's outstanding capital stock, the exercise price of any incentive stock option must be not less than 110% of the fair market value on the date of grant. The maximum term of each option is ten years for options granted pursuant to the Option Plan. Options shall become exercisable at such time and in such installments as the Board shall provide in the terms of each individual option.

                         Misonix, Inc. and Subsidiaries

8. Capital Transactions (continued)

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 300,000 common shares of the Company, and a 1996 Outside Directors Stock Option plan covering an aggregate of 750,000 common shares of the Company. The Board then granted options to acquire 519,000 shares at a price of $1.10 under the Outside Directors Plan. The options are exercisable for 10 years. Both of these Plans are subject to shareholder approval.

Options and warrants outstanding are summarized as follows:

                                            Options                       Warrants
                               ----------------------------------------------------------------------
                                                Exercise Price                     Exercise Price
                                   Shares         Per Share          Shares          Per Share
                               ----------------------------------------------------------------------
      June 30, 1994                 149,000      $3.25-$6.50          2,100,000    $7.80-$12.87

      Granted                        40,000           .75                     -            -
      Exercised                           -             -                     -            -
      Sold                                -             -                     -            -
      Terminated                          -             -                     -            -
                               ----------------------------------------------------------------------
      June 30, 1995                 189,000       $.75-$6.50          2,100,000    $7.80-$12.87

      Granted                        61,000      $1.10-$1.44                  -            -
      Exercised                           -             -                     -            -
      Sold                                -             -                     -            -
      Terminated                          -              -                    -            -
                               ----------------------------------------------------------------------
      June 30, 1996                 250,000       $.75-$6.50          2,100,000    $7.80-$12.87
                               ======================================================================

As of June 30, 1996, 250,000 shares of common stock are reserved for issuance under outstanding options and no shares of common stock are reserved for the granting of additional options. All outstanding options are exercisable and expire between February 2002 and September 2007.


In June 1995, the Company's Board of Directors approved a change in the exercise price of the 135,000 outstanding employee stock options to the current market price of $.75 per share.

                         Misonix, Inc. and Subsidiaries

9. Commitments

Employment Agreements

The Company has entered into an employment agreement with its chief executive officer which expires August 31, 1997. Said agreement provides for an annual base compensation of $160,000 plus incentives as defined in the agreement.

10. Geographic Information

The Company's revenues are generated from various geographical regions. The following is an analysis of net sales by geographic region:

                                            Year ended June 30
                                           1996           1995
                                     -------------------------------

United States                           $4,270,035    $4,067,920
Canada & Mexico                             94,993        70,583
Europe                                   4,532,986     3,859,774
Asia                                       703,371       423,884
Middle East                                146,086        67,336
Other                                      165,665        62,187
                                     ------------------------------
                                        $9,913,136    $8,551,684
                                     ==============================

11. Income Taxes

The Company has accumulated approximately $6,956,000 of net operating losses as at December 31, 1995 which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in fiscal year 2002 and will expire through fiscal year 2011. Additionally, based on ownership changes as a result of the public offering consummated in January 1992 (Note 8), as well as historical issuances of common stock, it is expected that the annual utilization of the otherwise available net operating loss carryforwards will be limited by the provisions of Section 382 of the Internal Revenue Code, as amended. As such, the Company will be restricted as to the utilization of its pre-fiscal 1992 net operating loss carryforwards.

                         Misonix, Inc. and Subsidiaries

11. Income Taxes (continued)

The Company has recorded a deferred tax asset of approximately $2,782,000 at June 30, 1996 related to the aforementioned net operating loss carryforwards. A valuation allowance of equal value has been recorded which has the effect of reducing the carrying value of the deferred tax asset to zero. The valuation allowance, which increased by approximately $22,000 during the year ended June 30, 1996, is of equal value since it is unknown as to whether the net operating loss carryforwards will be utilized. Other temporary differences are not material.

12. Acquisition

In prior years, the Company acquired an 81.4% interest in Labcaire Systems, Ltd., a U.K. company, for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299 and is being amortized over 25 years. The balance of the capital stock of Labcaire is owned by four directors of Labcaire who had the right, under the original purchase agreement (the "Agreement"), to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings, before interest, taxes and management charges for the preceding fiscal year.

In June 1996, this Agreement was amended and each of the four directors agreed to sell one-seventh of his total holding of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. The price to be paid by the Company for these shares is based on the formula outlined in the original Agreement. Pursuant to the Agreement, 9,284 shares (2.65%) of Labcaire common stock will be purchased by the Company for (pound)62,388 (approximately $93,582) representing the fiscal 1996 buy-back portion. The effective date of this transaction is expected to be October 1996.

13. Licensing Agreement

In December 1995, the Company entered into a licensing agreement with Medical Device Alliance, Inc. ("MDA"), for a ten year period, covering the further development and commercial exploitation of the Company's medical technology relating to soft tissue removal. This agreement primarily focuses on the Company's patent for a liposuction apparatus granted in May 1995 and its 510(K) approval from the United States Food and Drug Administration to market and sell a device for ultrasonic soft tissue removal. The licensing agreement gives MDA exclusive world-wide marketing and sales rights for the device, with manufacturing to

                         Misonix, Inc. and Subsidiaries

13. Licensing Agreement (continued)

be performed by the Company. Pursuant to the license agreement, the Company received $300,000 in licensing fees (which is being recorded as income over the term of the agreement) and will receive royalties based upon net sales of such products. The Company expects to receive an additional $200,000 of licensing fees from MDA ($100,000 of which is included in accounts receivable and deferred income at June 30, 1996). Also as part of the agreement, the Company was reimbursed for certain pre-marketing costs and a maximum of $30,000 per month (commencing September 1995) for product development expenditures (as defined in the agreement). The amount of all reimbursements for the year ended June 30, 1996 was $320,363.

The Company has settled a dispute with two individuals who claimed that they, together with the Company's founder, were joint inventors of the technology covered under the Patent for Liposuction Method and Apparatus. As a result, they have reconfirmed their assignment of the patent rights to the Company in exchange for 5% of all royalties received by the Company from this technology, including those received from the MDA license.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 26, 1996

                                                   Misonix, Inc.

                                                   By: /s/ Joseph Librizzi
                                                      ------------------------
                                                      Joseph Librizzi,
                                                      President and Chief
                                                      Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
- ---------                      -----                              ----

/s/ Gary Gelman           Chairman of the Board            September 26, 1996
- ----------------------    Director
Gary Gelman


/s/ Joseph Librizzi       President, Chief Executive       September 26, 1996
- ----------------------    Officer, and Director
Joseph Librizzi           (principal executive
                          officer)

/s/ Peter Gerstheimer     Vice President, Chief            September 26, 1996
- ----------------------    Financial Officer,
Peter Gerstheimer         and Director
                          (principal financial and
                          accounting officer)

/s/ Howard Alliger        Director                         September 26, 1996
- ----------------------
Howard Alliger


/s/ Arthur Gerstenfeld    Director                         September 26, 1996
- ----------------------
Arthur Gerstenfeld