Form 10QSB
period 1996-09-30
MISONIX INC
filed 1996-11-12
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

                        OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-10986

                                 MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                             11-2148932
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S  Employer
incorporation or organization                              Identification No.)

1938 New Highway Farmingdale, N.Y.                                 11735
----------------------------------------                         ----------
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

      YES  X      NO
         -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                       Outstanding at
         Class of Common Stock        November 1, 1996
         ---------------------        ----------------
            $.01 par value                2,830,000

Transitional small business disclosure format (check one):

      YES         NO  X
         -----      -----

                                 MISONIX, INC.


Index

PART I.  FINANCIAL INFORMATION                                         Page

  Financial Statements:

    Consolidated Balance Sheet
     September 30, 1996(Unaudited)                                        3

    Consolidated Statements of Operations
         Three months ended September 30, 1996
         and 1995 (Unaudited)                                             4

    Consolidated Statements of Cash Flows
     Three months ended September 30, 1996
         and 1995 (Unaudited)                                             5

    Notes to Consolidated Financial Statements                          6-7

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      8-9


PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                            10

    Signatures                                                           11

                                 MISONIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                            September 30,
                     ASSETS                                     1996
                     ------                                 ------------
CURRENT:
  Cash and cash equivalents                                 $  1,048,278
  Investments held to maturity                                   469,324
  Accounts receivable, net of allowance
    for doubtful accounts of $59,494                           2,075,392
  Inventories (Note 3)                                         1,503,124
  Prepaid expenses and other current assets                      330,657
                                                            ------------

         TOTAL CURRENT ASSETS                                  5,426,775

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $1,428,733                                     692,291

PATENTS, at cost, less accumulated
 amortization of $1,099                                           28,623

GOODWILL, less accumulated amortization
 of $40,208                                                      201,091

OTHER                                                             23,839
                                                            ------------
                                                            $  6,372,619
                                                            ============

          LIABILITIES AND STOCKHOLDERS'
                    EQUITY
          -----------------------------
CURRENT:
  Note payable to bank                                      $    540,919
  Accounts payable                                             1,158,693
  Accrued expenses and other current liabilities                 225,579
  Current maturities of capital lease obligations                 67,938
                                                            ------------

         TOTAL CURRENT LIABILITIES                             1,993,129

CAPITAL LEASE OBLIGATIONS                                        105,179

DEFERRED INCOME                                                  370,833


MINORITY INTEREST (Note 1)                                        77,216

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 2,800,000                  28,000
  Additional paid-in capital                                  11,100,793
  Deficit                                                     (7,271,128)
  Cumulative foreign currency translation adjustment             (31,403)
                                                            ------------

         TOTAL STOCKHOLDERS' EQUITY                            3,826,262
                                                            ------------

                                                            $  6,372,619
                                                            ============

          See accompanying notes to consolidated financial statements.

                                 MISONIX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               For the three months ended
                                                      September 30,
                                              - - - - - - - - - - - - - - - -
                                                 1996                1995
                                                 ----                ----
NET SALES                                     $ 2,789,834         $ 2,103,226

COST OF GOODS SOLD                              1,357,308           1,158,801
                                              -----------         -----------

     Gross profit                               1,432,526             944,425
                                              -----------         -----------

OPERATING EXPENSES:
  Selling, general and
   administrative expenses                      1,083,813             980,172
  Research and development                         35,206              55,089
                                              -----------         -----------

  Total operating expenses                      1,119,019           1,035,261
                                              -----------         -----------

  Income (Loss) from operations                   313,507             (90,836)
                                              -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income                                  16,087              13,449
  Interest expense                                (10,451)             (9,203)
  Option/license fees                             110,000                  --
  Foreign exchange gain (loss)                     (1,308)             (8,523)
  Miscellaneous (expense) income                     (436)             25,004
                                              -----------         -----------

Total other income                                113,892              20,727
                                              -----------         -----------

Income (Loss) before minority interest            427,399             (70,109)

Minority interest in net income of
 consolidated subsidiary                           (1,937)             (5,354)
                                              -----------         -----------

NET INCOME (LOSS)                             $   425,462         $   (75,463)
                                              ===========         ===========


NET INCOME (LOSS) PER SHARE                   $       .14         $      (.03)
                                              ===========         ===========

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                   2,944,716           2,800,000
                                              ===========         ===========

        See accompanying notes to consolidated financial statements

                             MISONIX, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                          Three Months ended
                                                             September 30,
                                                    - - - - - - - - - - - - - - - -
                                                       1996                1995
                                                       ----                ----
OPERATING ACTIVITIES:
  Net income (loss)                                 $   425,462         $   (75,463)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                      56,494              50,497
      Minority interest in net income
       of subsidiary                                      1,937               5,354
      Foreign currency loss                               4,072               7,414
      Changes in operating assets and
       liabilities:
        Accounts receivable                            (103,359)            110,311
        Inventory                                      (295,641)            (72,941)
        Prepaid expenses and other
         receivables                                    176,159             (76,899)
        Deposits and other assets                            --               2,479
        Accounts payable and accrued
         expenses                                      (179,029)              7,601
                                                    -----------         -----------
  Net cash provided by (used in)
   operating activities                                  86,095             (41,647)
                                                    -----------         -----------

INVESTING ACTIVITIES:
  Sale of investments held to maturity                       --             195,017
  Purchase of investments held to maturity             (116,271)           (197,300)
  Acquisition of property and equipment                (120,657)            (34,782)
  Patent costs                                             (322)                 --
                                                    -----------         -----------
  Net cash used in investing activities                (237,250)            (37,065)
                                                    -----------         -----------

FINANCING ACTIVITIES:
  Increase (decrease) in capital
   lease obligations                                     37,189              (9,076)
  Deferred income                                       (10,000)                 --
  Note payable to bank                                   18,242             201,723
  Principal payments on capital lease
   obligation                                                --                  --
                                                    -----------         -----------

  Net cash provided by financing activities              45,431             192,647
                                                    -----------         -----------

Effect of exchange rates                                      3                  (4)
                                                    -----------         -----------

NET (DECREASE) INCREASE IN CASH                        (105,721)            113,931

CASH, beginning of period                             1,153,999             885,944
                                                    -----------         -----------

CASH, end of period                                 $ 1,048,278         $   999,875
                                                    ===========         ===========

          See accompanying notes to consolidated financial statements.

                                 MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)


1. Basis of Presentation

The consolidated financial statements of Misonix, Inc. include the accounts of Misonix, Inc., its 81.4% owned subsidiary, Labcaire Systems Ltd., and its 100% owned subsidiary Misonix, Ltd. Subsequent to September 30, 1996, the Company increased its ownership in Labcaire to 84.05% (see Note 5). All significant intercompany balances and transactions have been eliminated.


2. Interim Periods

The financial statements for the three months ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1996.


3. Inventories

                  Inventories are summarized as follows:

                                      September 30,
                                          1996
                                      -------------
                   Raw materials       $  816,325
                   Work-in-process        142,152
                   Finished goods         544,647
                                       ----------
                                       $1,503,124
                                       ==========

4. License Agreement For Medical Technology

In October 1996, the Company entered into a license agreement, with United States Surgical Corporation ("USS"), covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The license agreement gives USS exclusive world-wide marketing and sales rights for this technology. The Company is entitled, under the license agreement, to receive aggregate licensing fees, over the term of the agreement, of approximately $500,000, plus royalties based upon net sales of such products. The Company already received $100,000 under the option agreement which preceded the license agreement.


5.  Acquisition

In October 1996, under the terms of the revised purchase agreement with Labcaire (as discussed in the Form 10-KSB at June 30, 1996), the Company paid (pound)62,388 (approximately $102,099) for 9,284 shares (2.65%) of the 65,000 outstanding shares owned by the Labcaire directors. This represents the fiscal 1996 buy-back portion.

                                 MISONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          (Information with respect to interim periods is unaudited)


6.  Capital Transactions

As previously reported, in March 1996, the Board of Directors approved a 1996 Employee Incentive Stock Option Plan covering an aggregate of 300,000 common shares of the Company and a 1996 Outside Directors Stock Option Plan covering an aggregate of 750,000 common shares of the Company. The Board then granted options to acquire 519,000 shares at a price of $1.10 under the Outside Directors Plan. The options are exercisable for 10 years. Both of these plans, and the transactions under which options to acquire 519,000 shares were granted, are subject to shareholder ratification and approval at the next annual meeting of shareholders. Such approval may result in a noncash compensation charge in an amount not presently determinable.

                                  MISONIX, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended September 30, 1996 and 1995

Net Sales: Net sales, which relate to the Company's medical, scientific and industrial products, increased $686,608 (32.6%) from $2,103,226 in the three months ended September 30, 1995 to $2,789,834 in the three months ended September 30, 1996 reflecting continued demand for the Company's industrial and scientific products and the first sales of the Company's Ultrasonic Soft Tissue Aspirator to Medical Device Alliance, Inc. Parent company sales for the three months ended September 30, 1996 increased 48% while sales at the Company's foreign subsidiary increased 14%. The Company's backlog of unfilled orders increased from $631,157 at September 30, 1995 to $1,966,372 at September 30, 1996.


Gross Profit: Gross profit increased from 44.9% of sales in the three months ended September 30, 1995 to 51.3% of sales in the three months ended September 30, 1996 primarily due to the onset of medical device sales, significant growth in the domestic sales of the Company and economies of scale relative to this growth.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $980,172 (46.6 % of sales) in the three months ended September 30, 1995 to $1,083,813 (38.8% of sales) in the three months ended September 30, 1996. This dollar increase relates to sales costs associated with higher sales volume and hiring of additional personnel.

Research and Development Expenses: Medical product research and development expenses were $6,456 in the three months ended September 30, 1996 as compared to $0 in the three months ended September 30, 1995. The slight increase is due to non-funded development costs associated with the Company's medical devices. Industrial product research and development expenses were $55,089 in the three months ended September 30, 1995 and $28,750 in the three months ended September 30, 1996.

Other Income (Expense): Other income during the three months ended September 30, 1995 was $20,727. During the three months ended September 30, 1996, other income was $113,892. This increase was principally due to the $100,000 option fees received from United States Surgical Corporation upon the latter's signing the option agreement for the Company's ultrasonic medical technology.

Net Operating Losses: The Company has accumulated approximately $6,956,000 of net operating losses as of September 30, 1996, which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in fiscal year 2002 and will expire through fiscal year 2011. Additionally, based on ownership changes resulting from the offering completed in January 1992, as well as historical issuances of common stock and warrants, it is expected that the annual utilization of the otherwise available pre-offering net operating loss carryforwards will be limited by the provisions of Section 382 of the Internal Revenue Code as amended.

                                  MISONIX, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources: At September 30, 1996, the Company had a cash balance of $1,048,278 and investments held to maturity of $469,324. One hundred thousand dollars of this amount was derived from the signing of the option agreement discussed in Note 4. This compares with the cash balance of $1,153,999 and investments held to maturity of $353,053 at June 30, 1996.

Inventories have increased during this period from $1,202,314 to $1,503,124 reflecting, in part, the establishment of an inventory for the ultrasonic soft tissue aspirator.

In addition, the Company has a revolving credit facility, which expires on June 30, 1997, in the amount of $500,000 available to the Company for short-term borrowings and letters of credit. Borrowings under the facility bear interest at prime plus 2% and are collateralized by a security interest in all assets of the Company. While there are no outstanding borrowings under this facility, the Company has utilized a portion of it to generate a standby letter of credit in the amount of approximately $300,000, which guarantees a portion of the credit facility of its subsidiary Labcaire Systems Ltd. In October 1996, the Company was released from this standby letter of credit since Labcaire was able to secure its credit facility based upon their own creditworthiness.

A revolving credit facility from a U.K. bank in the amount of approximately $560,000 is available to Labcaire for short term borrowings. This facility expires in August 1997 when all unpaid principal and interest is due. This facility bears interest at U.K. prime plus 2% and is collateralized by a security interest in all the assets of Labcaire, a guarantee (evidenced by a standby letter of credit) by Misonix, and a guarantee by Labcaire's directors. As of September 30, 1996, $540,919 was outstanding under this facility.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

This Report on Form 10-QSB and the Company's other periodic reports may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, competition, technological advances, regulatory actions, postponement or cancellation of orders, and the markets acceptance or non-acceptance of the Company's products.

                                 MISONIX, INC.


PART II. OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1996


                                       MISONIX, INC.
                                       ---------------------------------------
                                       (Registrant)


                                        By: /s/ Joseph Librizzi
                                            ----------------------------------
                                            Joseph Librizzi
                                            President, Chief Executive Officer


                                        By: /s/ Peter Gerstheimer
                                            ----------------------------------
                                            Peter Gerstheimer
                                            Vice President and
                                            Chief Financial Officer