Form 10QSB
period 1996-12-31
MISONIX INC
filed 1997-02-13
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------

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

Registrant's telephone number, including area code...(516) 694-9555
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X      NO
         -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                      Outstanding at
         Class of Common Stock       February 10, 1997
         ---------------------       -----------------

            $.01 par value                3,640,128

Transitional small business disclosure format (check one):

      YES         NO  X
         -----      -----

                           MISONIX, INC.

Index

PART I.  FINANCIAL INFORMATION                                           Page

  Financial Statements:

    Consolidated Balance Sheet
       December 31,1996(Unaudited)                                        3

    Consolidated Statements of Operations
       Six Months Ended December 31, 1996
       and 1995 (Unaudited)                                               4

    Consolidated Statements of Operations
       Three Months Ended December 31, 1996
       and 1995 (Unaudited)                                               5

    Consolidated Statements of Cash Flows
       Six Months Ended December 31, 1996
       and 1995 (Unaudited)                                               6

    Notes to Consolidated Financial Statements                            7-8

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                         9-10

PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                             11

    Signatures                                                            12

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                December 31,
                     ASSETS                                         1996
                     ------                                     ------------
CURRENT:
  Cash and cash equivalents                                     $    730,335
  Investments held to maturity                                     1,702,264
  Accounts receivable, net of allowance
    for doubtful accounts of $59,631                               1,852,681
  Inventories (Note 3)                                             1,861,730
  Prepaid expenses and other current assets                          341,166
                                                                ------------

         TOTAL CURRENT ASSETS                                      6,488,176

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $1,470,512                                         755,315

PATENTS at cost, less accumulated
  amortization of $1,522                                              28,200

GOODWILL, less accumulated amortization
  of $43,302                                                         300,096

OTHER                                                                 31,365
                                                                ------------
                                                                $  7,603,152
                                                                ============
          LIABILITIES AND STOCKHOLDERS'
                    EQUITY
          -----------------------------
CURRENT:
  Note payable to bank                                          $    495,413
  Accounts payable                                                 1,375,767
  Accrued expenses and other current liabilities                     319,926
  Current maturities of capital lease obligations                     84,114
                                                                ------------

         TOTAL CURRENT LIABILITIES                                 2,275,220

CAPITAL LEASE OBLIGATIONS                                            118,068

DEFERRED INCOME (Note 4)                                             658,796

MINORITY INTEREST (Notes 1 and 5)                                     82,690


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 2,870,000                      28,700
  Additional paid-in capital                                      11,152,593
  Deficit                                                         (6,721,383)
  Cumulative foreign currency translation adjustment                   8,468
                                                                ------------
         TOTAL STOCKHOLDERS' EQUITY                                4,468,378
                                                                ------------
                                                                $  7,603,152
                                                                ============

See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Six months ended
                                                      December 31,
                                            -------------------------------
                                                1996               1995
                                            -----------         -----------

NET SALES                                   $ 6,403,277         $ 4,327,872

COST OF GOODS SOLD                            3,114,140           2,347,513
                                            -----------         -----------
     Gross profit                             3,289,137           1,980,359
                                            -----------         -----------
OPERATING EXPENSES:
  Selling, general and
   administrative expenses                    2,364,316           2,024,725
  Research and development                       98,362             109,411
                                            -----------         -----------
  Total operating expenses                    2,462,678           2,134,136
                                            -----------         -----------
Income(loss)from operations                     826,459            (153,777)
                                            -----------         -----------
OTHER INCOME (EXPENSE):
  Interest income                                33,801              26,734
  Interest expense                              (21,058)            (20,585)
  Option/license fees                           123,437              52,500
  Foreign exchange gain (loss)                   17,830             (17,452)
  Miscellaneous income (expense)                  2,149                (192)
                                            -----------         -----------
Total other income                              156,159              41,005
                                            -----------         -----------
Income(loss)before minority interest            982,618            (112,772)

Minority interest in net income of
 consolidated subsidiary                         (7,411)             (6,303)
                                            -----------         -----------
NET INCOME (LOSS)                           $   975,207         $  (119,075)
                                            ===========         ===========
NET INCOME (LOSS) PER SHARE                 $       .33         $      (.04)
                                            ===========         ===========
WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                 2,970,593           2,800,000
                                            ===========         ===========


See accompanying notes to consolidated financial statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended
                                                     December 31,
                                            -------------------------------
                                               1996                1995
                                            -----------         -----------

NET SALES                                   $ 3,613,443         $ 2,224,646

COST OF GOODS SOLD                            1,756,832           1,188,712
                                            -----------         -----------
     Gross profit                             1,856,611           1,035,934
                                            -----------         -----------
OPERATING EXPENSES:
  Selling, general and
   administrative expenses                    1,280,503           1,044,553
  Research and development                       63,156              54,322
                                            -----------         -----------
  Total operating expenses                    1,343,659           1,098,875
                                            -----------         -----------
  Income(loss)from operations                   512,952             (62,941)
                                            -----------         -----------
OTHER INCOME (EXPENSE):
  Interest income                                17,714              13,285
  Interest expense                              (10,607)            (11,382)
  Option/license fees                            13,437              27,500
  Foreign exchange gain (loss)                   19,138              (8,929)
  Miscellaneous income (expense)                  2,585                (196)
                                            -----------         -----------
Total other income                               42,267              20,278
                                            -----------         -----------
Income(loss)before minority interest            555,219             (42,663)

Minority interest in net income of
 consolidated subsidiary                         (5,474)               (949)
                                            -----------         -----------
NET INCOME (LOSS)                           $   549,745         $   (43,612)
                                            ===========         ===========
NET INCOME (LOSS) PER SHARE                 $       .18         $      (.02)
                                            ===========         ===========
WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                 2,975,330           2,800,000
                                            ===========         ===========


See accompanying notes to consolidated financial statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six months ended
                                                         December 31,
                                                ----------------------------
                                                    1996             1995
                                                -----------      -----------

OPERATING ACTIVITIES:
  Net income (loss)                             $   975,207      $  (119,075)
  Adjustments to reconcile net income
    (loss)to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                  76,666          103,093
      Minority interest in net income
       of subsidiary                                  7,411            6,303
      Foreign currency (gain) loss                  (12,033)          17,452
      Changes in operating assets and
       liabilities:
        Accounts receivable                         199,061           95,428
        Inventory                                  (592,209)           5,146
        Prepaid expenses and other
         receivables                                175,731          (52,121)
        Deposits and other assets                    (7,526)           2,479
        Accounts payable and accrued
         expenses                                    61,674         (130,576)
                                                -----------      -----------
  Net cash provided by (used in)
   operating activities                             883,982          (71,871)
                                                -----------      -----------
INVESTING ACTIVITIES:
  Sales of investment held to maturity              227,561          451,197
  Purchases of investments held to maturity      (1,576,772)        (344,262)
  Purchase of additional stock in Labcaire         (102,099)            --
  Acquisition of property and equipment             (68,770)         (46,690)
                                                -----------      -----------
  Net cash (used in) provided by
   investing activities                          (1,520,080)          60,245
                                                -----------      -----------
FINANCING ACTIVITIES:
  Deferred income                                   277,963          297,500
  Proceeds from note payable to bank                   --            214,530
  Repayment of note payable to bank                 (71,782)            --
  Exercise of employee stock options                 52,500             --
  Principal payments on capital lease
   obligation                                       (46,292)         (18,152)
                                                -----------      -----------

  Net cash provided by
   financing activities                             212,389          493,878
                                                -----------      -----------
Effect of exchange rates                                 45              (30)
                                                -----------      -----------
NET (DECREASE) INCREASE IN CASH                    (423,664)         482,222

CASH, beginning of period                         1,153,999          885,944
                                                -----------      -----------
CASH, end of period                             $   730,335      $ 1,368,166
                                                ===========      ===========


See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)


1. Basis of Presentation

The consolidated financial statements of Misonix, Inc. include the accounts of Misonix, Inc., its 84.05% owned subsidiary, Labcaire Systems Ltd. ("Labcaire"), and its 100% owned subsidiary Misonix, Ltd. All significant intercompany balances and transactions have been eliminated.

2. Interim Periods

The financial statements for the six months ended December 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1996.

3. Inventories

                  Inventories are summarized as follows:

                                      December 31,
                                          1996
                                       ----------
                   Raw materials       $1,103,904
                   Work-in-process        173,967
                   Finished goods         583,859
                                       ----------
                                       $1,861,730

4. License Agreement For Medical Technology

In October 1996, the Company entered into a license agreement, with United States Surgical Corporation ("USS"), covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The license agreement gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the license agreement. Under the license agreement, the Company is entitled to receive aggregate fees of approximately $500,000, subject to attaining certain milestones over the term of the agreement, plus royalties based upon net sales of such products. The Company has already received $275,000 under the license agreement.


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

                                  MISONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           (Information with respect to interim periods is unaudited)


6. Capital Transactions

As previously reported, in March 1996, the Board of Directors approved a 1996 Employee Incentive Stock Option Plan covering an aggregate of 300,000 common shares of the Company and a 1996 Outside Directors Stock Option Plan covering an aggregate of 750,000 common shares of the Company. The Board then granted options to acquire 70,000 shares at prices of $6.00 and $9.00 under the Employee Incentive Stock Option Plan and options to acquire 519,000 shares at a price of $1.10 under the Outside Directors Plan. The options are exercisable for 10 years. Both of these plans, and the transactions under which options to acquire 519,000 shares were granted, are subject to shareholder ratification and approval at the next annual meeting of shareholders on February 19, 1997. Such approval may result in a noncash compensation charge in an amount not presently determinable.

7. Exercise of Public Warrants

As of the close of business on February 3, 1997, seven hundred twenty nine thousand one hundred twenty eight publicly issued Redeemable Warrants were exercised and a like number of common shares were issued. The balance of these options expired. As a result, the Company received gross proceeds of $5,687,198, giving it approximately 9,326,864 in cash and marketable securities as of that date.

                                  MISONIX, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Six Months Ended December 31, 1996 and 1995

Net Sales: Net sales, which relate to the Company's medical, scientific and industrial products, increased $2,075,405 (48.0%) from $4,327,872 in the six months ended December 31, 1995 to $6,403,277 in the six months ended December 31, 1996. Domestic sales for the six months ended December 31, 1996 increased 66 % while sales at the Company's foreign subsidiary increased 25 %. The Company's backlog of unfilled orders increased from $1,110,337 at December 31, 1995 to $3,415,275 at December 31, 1996. This increase is due to increasing demand for the Company's base product line and new orders relative to the ultrasonic soft tissue aspirator.

Gross Profit: Gross profit increased from 45.8% of sales in the six months ended December 31, 1995 to 51.4% of sales in the six months ended December 31, 1996 primarily due to the onset of medical device sales, significant growth in the domestic sales of the Company and economies of scale relative to this growth.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $2,024,725 (46.8 % of sales) in the six months ended December 31, 1995 to $2,364,316 (36.9% of sales) in the six months ended December 31, 1996. This dollar increase relates to sales costs associated with higher sales volume and hiring of additional personnel.

Research and Development Expenses: Medical product research and development expenses were none in the six months ended December 31, 1995 and $22,120 in the six months ended December 31, 1996. The increase in this area is due to non-funded development costs associated with the Company's medical devices, under its agreement with Medical Device Alliance Inc. Industrial product research and development expenses were $109,411 in the six months ended December 31, 1995 and $76,242 in the six months ended December 31, 1996. This increase resulted from the current program which provides for selective product improvement.

Other Income (Expense): Other income during the six months ended December 31, 1995 was $41,005. During the six months ended December 31, 1996, other income was $156,159. This increase was principally due to the $100,000 of option fees received from United States Surgical Corporation upon the latter's signing the option agreement for the Company's ultrasonic medical technology

Net Operating Losses: The Company has accumulated approximately $6,956,000 of net operating losses as of December 31, 1996, which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in fiscal year 2002 and will expire through fiscal year 2011. Additionally, based on ownership changes resulting from the offering completed in January 1992, as well as historical issuances of common stock and warrants, it is expected that the annual utilization of the otherwise available pre-offering net operating loss carryforwards will be limited by the provisions of Section 382 of the Internal Revenue Code as amended.

                                  MISONIX, INC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources: At December 31, 1996, the Company had a cash balance of $730,335 and investments held to maturity of $1,702,264. Three hundred seventy five thousand dollars of this amount was derived from the signing of the option and licensing agreements discussed in Note 4. This compares with the cash balance of $1,368,166 and investments held to maturity of $248,665 at December 31, 1995. Inventories have increased during this period from $1,071,708 to $1,852,681 reflecting, in part, the establishment of an inventory for the ultrasonic soft tissue aspirator.

In addition, the Company has a revolving credit facility, which expires on June 30, 1997, in the amount of $500,000 available to the Company for short-term borrowings and letters of credit. Borrowings under the facility bear interest at prime plus 2% and are collateralized by a security interest in all assets of the Company. While there are no outstanding borrowings under this facility, the Company had utilized it in the form of a standby letter of credit in the amount of approximately $300,000, which guaranteed a portion of the credit facility of its subsidiary Labcaire Systems Ltd. In October 1996, the Company was released from this standby letter of credit since Labcaire was able to secure its credit facility based upon its own creditworthiness.

A revolving credit facility from a U.K. bank in the amount of approximately $560,000 was available to Labcaire for short term borrowings. This facility expires in August 1997 when all unpaid principal and interest is due. This facility bears interest at U.K. prime plus 2% and is collateralized by a security interest in all the assets of Labcaire and a guarantee by Labcaire's directors. As of December 31, 1996, $495,413 was outstanding under this facility.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

                                  MISONIX, INC.


PART II. OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 12, 1997

                                                   MISONIX, INC.
                                        --------------------------------------
                                        (Registrant)

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