Form 10QSB
period 1997-03-31
MISONIX INC
filed 1997-05-12
CIK 880432

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1997
                               ----------------

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

      YES  X      NO
          ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                      Outstanding at
         Class of Common Stock          May 1, 1997
         ---------------------          -----------

            $.01 par value               3,781,436


Transitional small business disclosure format (check one):

      YES         NO  X
          ---        ---

                           MISONIX, INC.
                           -------------

Index

PART I.  FINANCIAL INFORMATION                                Page

  Financial Statements:

    Consolidated Balance Sheet
     March 31, 1997 (Unaudited)                               3

    Consolidated Statements of Operations
         Nine months ended March 31, 1997
         and 1996 (Unaudited)                                 4

    Consolidated Statements of Operations
     Three Months Ended March 31, 1997
         and 1996 (Unaudited)                                 5

    Consolidated Statements of Cash Flows
     Nine months ended March 31, 1997
         and 1996 (Unaudited)                                 6

    Notes to Consolidated Financial Statements                7-8

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations            9-10


PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                 11

    Signatures                                                12

                                MISONIX, INC.

                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                          ==========================

                                                        March 31,
                     ASSETS                               1997
                     ------                             ---------
CURRENT:
  Cash and cash equivalents                             $ 2,719,089
  Investments held to maturity                            6,691,208
  Accounts receivable, net of allowance
    for doubtful accounts of $60,726                      3,465,033
  Inventories (Note 3)                                    2,082,636
  Prepaid expenses and other current assets                 441,425
                                                        -----------

         TOTAL CURRENT ASSETS                            15,399,391

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $1,518,951
                                                            848,913
PATENTS, at cost, less accumulated
 amortization of $2,013                                      44,209

GOODWILL, less accumulated amortization
 of $46,736                                                 296,662

OTHER                                                        49,365
                                                        -----------
                                                        $16,638,540
                                                        ===========

          LIABILITIES AND STOCKHOLDERS'
                    EQUITY
          -----------------------------
CURRENT:
  Note payable to bank                                  $   524,347
  Accounts payable                                        1,500,107
  Accrued expenses and other current liabilities          1,953,929
  Current maturities of capital lease obligations            87,612
                                                        -----------

         TOTAL CURRENT LIABILITIES                        4,065,995

CAPITAL LEASE OBLIGATIONS                                   113,248

DEFERRED INCOME (Note 4)                                    749,458

MINORITY INTEREST (Note 1)                                   97,787

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 3,781,436             37,814

  Additional paid-in capital                             21,212,145
  Deficit                                                (9,627,421)
  Cumulative foreign currency translation adjustment        (10,486)
                                                        -----------

         TOTAL STOCKHOLDERS' EQUITY                      11,612,052
                                                        -----------
                                                        $16,638,540
                                                        ===========

         See accompanying notes to consolidated financial statements.

                                MISONIX, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    =====================================


                                               For the nine months ended
                                                       March 31,
                                          ------------------------------------
                                              1997                 1996
                                              ----                 ----


NET SALES                                 $11,505,876              $ 7,142,479

COST OF GOODS SOLD                          5,233,925                3,754,393
                                          -----------              -----------

     Gross profit                           6,271,951                3,388,086
                                          -----------              -----------

OPERATING EXPENSES:
 Selling, general and
  administrative expenses                   3,903,953                3,095,779
 Research and development                     191,178                  151,726
 Non-cash compensation charge(Note 6)       4,359,600                     -
                                          -----------              -----------

  Total operating expenses                  8,454,731                3,247,505
                                          -----------              -----------

  (Loss) Income from operations            (2,182,780)                 140,581
                                          -----------              -----------


OTHER INCOME (EXPENSE):
 Interest income                               75,982                   39,917
 Interest expense                             (31,974)                 (31,636)
 Option/license fees                          139,375                   60,000
 Royalty income                               121,314                     -
 Foreign exchange loss                         (2,702)                 (20,742)
 Miscellaneous income (expense)                 1,491                     (368)
                                          -----------              -----------

Total other income                            303,486                   47,171
                                          -----------              -----------

(Loss) Income before minority
 interest and income taxes                 (1,879,294)                 187,752

Minority interest in net income of
 consolidated subsidiary                      (22,508)                 (45,316)
                                          -----------              -----------

(Loss) Income before income taxes          (1,901,802)                 142,436

Income taxes                                  (29,029)                    -
                                          -----------              -----------

NET (LOSS) INCOME                         $(1,930,831)             $   142,436
                                          ===========              ===========

NET (LOSS) INCOME PER SHARE                    $ (.64)                  $  .05
                                               ======                   ======

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING               3,027,447                2,834,752
                                          ===========              ===========





          See accompanying notes to consolidated financial statement

                                MISONIX, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                    =====================================



                                               For the three months ended
                                                       March 31,
                                          ------------------------------------
                                              1997                 1996
                                              ----                 ----

NET SALES                                 $ 5,102,599              $ 2,814,607

COST OF GOODS SOLD                          2,119,785                1,406,880
                                          -----------              -----------

     Gross profit                           2,982,814                1,407,727
                                          -----------              -----------

OPERATING EXPENSES:
 Selling, general and
  administrative expenses                   1,539,637                1,071,054
 Research and development                      92,816                   42,315
 Non-cash compensation charge(Note 6)       4,359,600                     -
                                          -----------              -----------

  Total operating expenses                  5,992,053                1,113,369
                                          -----------              -----------

  (Loss) Income from operations            (3,009,239)                 294,358
                                          -----------              -----------

OTHER INCOME (EXPENSE):
 Interest income                               42,181                   13,183
 Interest expense                             (10,916)                 (11,051)
 Option/license fees                           15,938                    7,500
 Royalty income                               121,314                     -
 Foreign exchange loss                        (20,532)                  (3,290)
 Miscellaneous expense                           (658)                    (176)
                                          -----------              -----------

Total other income                            147,327                    6,166
                                          -----------              -----------

(Loss) Income before minority
 interest and income taxes                 (2,861,912)                 300,524

Minority interest in net income of
 consolidated subsidiary                      (15,097)                 (39,013)
                                          -----------              -----------

(Loss) Income before income taxes          (2,877,009)                 261,511

Income taxes                                  (29,029)                    -
                                          -----------              -----------

NET (LOSS) INCOME                         $(2,906,038)             $   261,511
                                          ===========              ===========


NET (LOSS) INCOME PER SHARE                    $ (.87)                  $  .09
                                               ======                   ======

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING               3,336,118                2,826,129
                                          ===========              ===========




          See accompanying notes to consolidated financial statement

                                MISONIX, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                    =====================================


                                                      Nine months ended
                                                          March 31,
                                               -------------------------------
                                                   1997                 1996
                                                   ----                 ----

OPERATING ACTIVITIES:
  Net income (loss)                            $(1,930,831)        $   142,436
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                141,828             156,047
      Minority interest in net income
       of subsidiary                                22,508              45,316
      Foreign currency loss                          6,442              20,742
      Non-cash compensation charge               4,359,600                 -
      Changes in operating assets and
       liabilities:
        Accounts receivable                     (1,446,094)           (526,572)
        Inventory                                 (845,974)            (19,146)
        Prepaid expenses and other
         receivables                                69,973            (236,772)
        Deposits and other assets                  (25,526)              2,479
        Accounts payable and accrued
         expenses                                1,843,112             245,868
                                               -----------         -----------
  Net cash provided by (used in)
   operating activities                          2,195,038            (169,602)

                                               -----------         -----------

INVESTING ACTIVITIES:
  Sales of investments held to maturity            493,787             795,168
  Purchase of investments held to maturity      (6,831,942)           (971,872)
  Purchase of additional stock in Labcaire        (102,099)                -
  Acquisition of property and equipment           (212,168)            (39,507)
  Patent costs                                     (16,822)            (29,400)
                                               -----------         -----------
  Net cash used in investing activities         (6,669,244)           (245,611)
                                               -----------         -----------

FINANCING ACTIVITIES:
  Deferred income                                  368,625             290,000
  Proceeds from note payable to bank               -                   202,966
  Repayment of note payable to bank                (22,754)                -
  Principal payments on capital lease
   obligation                                      (68,208)            (37,767)
  Exercise of employee stock options                98,350                 -
  Exercise of public warrants,
   less associated costs                         5,663,216                 -
                                               -----------         -----------
  Net cash provided by financing activities      6,039,229             455,199
                                               -----------         -----------

Effect of exchange rates                                67                 (32)
                                               -----------         -----------

NET INCREASE IN CASH                             1,565,090              39,954

CASH, beginning of period                        1,153,999             885,944
                                               -----------         -----------

CASH, end of period                            $ 2,719,089         $   925,898
                                               ===========         ===========


         See accompanying notes to consolidated financial statements.

                                MISONIX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Information with respect to interim periods is unaudited)
          ==========================================================

1.  Basis of Presentation
    ---------------------

The consolidated financial statements of Misonix, Inc. include the accounts of

Misonix, Inc., its 84.05% owned subsidiary, Labcaire Systems Ltd. ("Labcaire"), and its 100% owned subsidiary Misonix, Ltd. All significant intercompany balances and transactions have been eliminated.


2.  Interim Periods
    ---------------

The financial statements for the nine months ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1996.


3.  Inventories
    -----------

        Inventories are summarized as follows:

                                        March 31,
                                           1997
                                       ----------
                   Raw materials       $1,244,961
                   Work-in-process        280,163
                   Finished goods         557,512
                                       ----------
                                       $2,082,636
                                       ==========


4.  License Agreement For Medical Technology
    ----------------------------------------

In October 1996, the Company entered into a license agreement, with United States Surgical Corporation ("USS"), covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The license agreement gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the license agreement. Under the license agreement, the Company is entitled to receive aggregate fees of approximately $500,000, subject to attaining certain milestones over the term of the agreement, plus royalties based upon net sales of such products. As of March 31, 1997, the Company has received $275,000 under the license agreement.


5.  Acquisition
    -----------

In October 1996, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Form 10-KSB at June 30, 1996), the Company paid (pound)62,388 (approximately $102,099) for 9,284 shares (2.65%)

of the 65,000 outstanding shares owned by the Labcaire directors. This represents the fiscal 1996 buy-back portion, as defined in the Agreement.

                                MISONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          (Information with respect to interim periods is unaudited)
          ==========================================================

6.  Capital Transactions
    --------------------

As previously reported, in March 1996, the Board of Directors approved a 1996 Employee Incentive Stock Option Plan covering an aggregate of 300,000 common shares of the Company and a 1996 Outside Directors Stock Option Plan covering an aggregate of 750,000 common shares of the Company. The Board then granted options to acquire 80,000 shares at prices of $6.00 and $9.00 under the Employee Incentive Stock Option Plan and options to acquire 519,000 shares at a price of $1.10 under the Outside Directors Plan. The options are exercisable for 10 years. Both of these plans, and the transactions under which options to acquire 519,000 shares were granted, were ratified and approved at the annual meeting of shareholders on February 19, 1997. This resulted in a non-cash compensation charge in the amount of $4,359,600.


7.  Exercise of Public Warrants
    ---------------------------

As of the close of business on February 3, 1997, seven hundred twenty nine thousand one hundred twenty eight publicly issued Redeemable Warrants were exercised and a like number of common shares were issued. The balance of these options expired. As a result of the redemption, the Company received gross proceeds of $5,687,198.

                                 MISONIX, INC
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


Results of Operations
---------------------

Nine Months Ended March 31, 1997 and 1996
-----------------------------------------

Net Sales: Net sales of the Company's medical, scientific and industrial products, increased $4,363,397 (61.1%) from $7,142,479 in the nine months ended March 31, 1996 to $11,505,876 in the nine months ended March 31, 1997. Parent Company sales for the nine months ended March 31, 1997 increased 93.7% while sales at the Company's foreign subsidiary (Labcaire) increased 21.1%. The Company's backlog of unfilled orders increased from $1,211,586 at March 31, 1996 to $5,640,466 at March 31, 1997. This increase is due to increasing demand for the Company's scientific and industrial product lines and new orders relative to the ultrasonic soft tissue aspirator.

Gross Profit: Gross profit increased from 47.4% of sales in the nine months ended March 31, 1996 to 54.5% of sales in the nine months ended March 31, 1997 primarily due to the onset of medical device sales, significant growth in the domestic sales of the Company and economies of scale relative to this growth.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $3,095,779 (43.3 % of sales) in the nine months ended March 31, 1996 to $3,903,953 (33.9% of sales) in the nine months ended March 31, 1997. This dollar increase relates to sales costs associated with higher sales volume and hiring of additional personnel, but reflects a percentage decrease due to higher sales volume.

Research and Development Expenses: Medical product research and development expenses were $11,426 in the nine months ended March 31, 1996 and $50,999 in the nine months ended March 31, 1997. The increase in this area is due to non-funded development costs associated with the Company's medical devices, under its agreement with Medical Device Alliance Inc. and U.S. Surgical Corporation. Industrial product research and development expenses were $140,300 in the nine months ended March 31, 1996 and $140,179 in the nine months ended March 31, 1997.

Non-cash Compensation Charge: The non-cash compensation charge relates to grants of options to outside directors to acquire 519,000 shares of the Company's common stock which were approved by shareholders at the Company's Annual Meeting on February 19, 1997. Without the effects of this charge, the Company would have reported net income of $1,453,562, or $.40 per share, for the three months ended March 31, 1997 and $2,428,769, or $.77 per share, for the nine month period ended March 31, 1997. Due to the non-cash compensation charge of $4,359,600, the Company recorded a net loss of $2,906,038, or $(.87) per share, for the quarter ended March 31, 1997, compared to net income of $261,511, or $.09 per share, for the quarter ended March 31, 1996. The Company had a net loss of $1,930,831, or $(.64) per share, for the nine months ended March 31, 1997, after the non-cash compensation charge as compared to net income of $142,436, or $.05 per share, for the nine months ended March 31, 1996. This charge does not affect the Company's net worth.

Other Income (Expense): Other income during the nine months ended March 31, 1996 was $47,171. During the nine months ended March 31, 1997, other income was

$303,486. This increase was principally due to $100,000 of option fees received from United States Surgical Corporation upon the latter's signing the option agreement for the Company's ultrasonic medical technology and $121,314 in royalties received from Medical Device Alliance, on sales of the ultrasonic soft tissue aspirator, as per the terms of its licensing agreement with the Company.

                                 MISONIX, INC
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
          ---------------------------------------------------------


Net Operating Losses: The Company has accumulated approximately $6,956,000 of net operating losses as of March 31, 1997, which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in fiscal year 2002 and will expire through fiscal year 2011. Additionally, based on ownership changes resulting from the offering completed in January 1992, as well as historical issuances of common stock and warrants, it is expected that the annual utilization of the otherwise available pre-offering net operating loss carryforwards will be limited by the provisions of Section 382 of the Internal Revenue Code as amended.

Liquidity and Capital Resources: At March 31, 1997, the Company had a cash balance of $2,719,089 and investments held to maturity of $6,691,208 compared with a cash balance of $925,898 and investments held to maturity of $532,304 at March 31, 1996. This increase is due to the $375,000 received upon the signing of the option and licensing agreements discussed in Note 4, the $5,687,198 received upon the exercise of warrants discussed in Note 7, and to cash flow from operations. Inventories have increased from $1,087,011 at March 31, 1996 to $2,082,636 at March 31, 1997 reflecting, in part, the establishment of an inventory for the ultrasonic soft tissue aspirator.

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

A revolving credit facility from a U.K. bank in the amount of approximately $560,000 was available to Labcaire for short term borrowings. This facility expires in August 1997 when all unpaid principal and interest is due. This facility bears interest at U.K. prime plus 2% and is collateralized by a security interest in all the assets of Labcaire and a guarantee by Labcaire's directors. As of March 31, 1997, $524,347 was outstanding under this facility.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for the foreseeable future, in the absence of highly unusual circumstances.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to , the absence of anticipated contracts or higher than historical costs incurred in performance of contracts or in conducting other activities.

                                MISONIX, INC.




PART II. OTHER INFORMATION


Item 6:           Exhibits and Reports on Form 8-K
                  --------------------------------

                  There was a report on Form 8-K, dated February 10, 1997, filed during the quarter ended March 31, 1997 concerning the exercise of 729,128 publicly issued redeemable warrants.

                                  SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1997


                                    MISONIX, INC.
                             --------------------------------------
                             (Registrant)


                             By:  /s/ Joseph Librizzi
                                -----------------------------------
                                Joseph Librizzi
                                President, Chief Executive Officer


                             By:  /s/ Peter Gerstheimer
                                -----------------------------------
                                Peter Gerstheimer
                                Vice President and
                                Chief Financial Officer