Form 10KSB/A
period 1996-06-30
MISONIX INC
filed 1997-09-12
CIK 880432

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-KSB

                    AMENDMENT NO. 1 TO FORM 10-KSB

         |X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended June 30, 1996

         |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to

                      Commission File No. 1-10986

                             MISONIX, INC.
            (Name of Small Business Issuer in its charter)

            New York                                     11-2148932
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

1938 New Highway, Farmingdale, New York                    11735
(Address of principal executive offices)                  Zip Code

              Issuer's telephone number:  (516) 694-9555

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

                   Yes    X                      No
                       ------                       -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained and no disclosure will be contained in this form, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ending June 30, 1996:  $9,913,136

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average bid and asked prices of such stock) on September 18, 1995 was approximately $5,280,000.

As of September 18, 1996, there were 2,800,000 shares of Common Stock outstanding.

                  Documents Incorporated By Reference

                                 None.

Purpose

This Amendment is designed to transmit certain exhibits inadvertently omitted from prior filing on EDGAR.

Item 13.  Exhibits and Reports on Form 8-K.

          (a) Documents filed as part of this report:

1.  Financial Statements:

       Independent Auditors' Report

       Consolidated Financial Statements of Misonix, Inc. and subsidiaries

       Report of Independent Auditors
       Consolidated Balance Sheet - June 30, 1996
       Consolidated Statements of Operations - Years Ended June 30, 1996
        and 1995
       Consolidated Statements of Stockholders' Equity - Years Ended
        June 30, 1996 and 1995
       Consolidated Statements of Cash Flows - Years Ended June 30, 1996
        and 1995
       Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

       Financial Statement schedules have been omitted because the required information is inapplicable because the information is presented in the financial statements or related notes.

3.  Exhibits and Index:

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

       3(b)   By-laws of the Company. (Incorporated by reference to Exhibit
              3.2 to the Registration Statement.)

       4(a) Warrant Agreement. (Incorporated by reference to Exhibit 4.1 to the Registration Statement.)

       4(b) Specimen of Redeemable Warrant Certificate. (Incorporated by reference to Exhibit 4.2 to the Registration Statement.)

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

Date:  September   , 1997

                                   Misonix, Inc.

                                   By: /s/ Joseph Librizzi
                                       ----------------------------
                                       Joseph Librizzi,
                                       President and Chief
                                       Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                               Date

/s/ Gary Gelman                Chairman of the Board         September 10, 1997
-----------------------        and Director
Gary Gelman

/s/ Joseph Librizzi            President, Chief Executive    September 10, 1997
-----------------------        Officer, and Director
Joseph Librizzi                (principal executive officer)

/s/ Peter Gerstheimer          Vice President and            September 10, 1997
-----------------------        Chief Financial Officer
Peter Gerstheimer              (principal financial and
                               accounting officer)

/s/ Howard Alliger             Director                      September 10, 1997
-----------------------
Howard Alliger

/s/ Arthur Gerstenfeld         Director                      September 10, 1997
-----------------------
Arthur Gerstenfeld