Form 10KSB
period 1997-06-30
MISONIX INC
filed 1997-09-24
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

   |X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

   |_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

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

                Yes    X                           No
                    ------                            -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained and no disclosure will be contained in this form, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year:  $17,560,041

The aggregate market value of the voting stock held by non affiliates of the registrant (computed by reference to the average bid and asked prices of such stock) on September 15, 1997 was approximately: $63,794,302

There were 5,672,154 shares of Common Stock outstanding at September 15, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None




--------------------------------------------------------------------------------

     This Report on Form 10-KSB and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, competition, technological advances, claims or lawsuits, and the market's acceptance or non-acceptance of the Company's products.

                                     PART I

Item 1.   Description of Business.

     Misonix, Inc. (the "Company") is a New York Corporation which, through its predecessors, was first organized in 1959. The Company designs, develops, manufactures and markets ultrasonic equipment for scientific and industrial applications, ductless fume enclosures for filtration of gaseous contaminates, and environmental control products for the abatement of air pollution, as well as medical devices. Other products manufactured or distributed by the Company include ultrasonic cleaners and spray nozzles. In December 1995, the Company entered into a license agreement with Medical Device Alliance, Inc.("MDA"), giving MDA exclusive world-wide marketing and sales rights for the Company's ultrasonic soft tissue aspiration medical device. In September 1996, the Company began manufacturing this device for MDA and recognized its first revenues for this product(see "Medical Products").

Medical Products

     In December 1995, the Company entered into a license agreement with Medical Device Alliance, Inc.("MDA"), giving MDA exclusive world-wide marketing and sales rights for the Company's ultrasonic soft tissue aspiration medical device. Pursuant to the License Agreement, the Company has received aggregate licensing fees of $500,000 plus royalties based upon net sales of such products. Also as part of the agreement, the Company was reimbursed a maximum of $30,000 per month (commencing September 1995) for product development expenditures (as defined in the agreement). The amount of reimbursements for the years ended June 30, 1997 and 1996 were $127,487 and $320,363, respectively. This license deals with, among other matters, the Company's patent for a liposuction apparatus granted in May, 1995 and its 510(K) approval from the United States Food and Drug Administration to market and sell a device for ultrasonic tissue aspiration. In September 1996, the Company began manufacturing this device for MDA and recognized its first revenues for this product. Total sales of this product were approximately $5,200,000 during the fiscal year ended June 30, 1997.

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

     A competitor, Mentor Corporation, has brought an action against the Company, MDA, and a subsidiary of MDA alleging patent infringement. The Company and its licensee are vigorously contesting and defending against this claim (see "Item 3 Legal Proceedings")

     In October 1996, the Company entered into a license agreement, with United States Surgical Corporation ("USS"), covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The license agreement gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the license agreement. Under the license agreement, the Company is entitled to receive aggregate fees of approximately $500,000, subject to attaining certain milestones over the term of the agreement, plus royalties based upon net sales of such products. As of June 30, 1997, the Company has received $275,000 under the license agreement.

     Revenue from both the MDA and the USS License Agreements is recognized ratably over the respective terms of the Agreement.


Scientific and Industrial Products

     The Company's other revenue-producing activities consist of the manufacture and sale of the Sonicator(R) ultrasonic liquid processor and cell disruptor, the distribution of other ultrasonic equipment for scientific and industrial purposes, the manufacture and sale of Mystaire(R) ductless fume enclosures for filtration of gaseous contaminants and the manufacture and sale of Mystaire scrubbers for the abatement of air pollution.

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

     In addition to the Sonicator, the Company also manufactures and sells an ultrasonic spray nozzle, marketed under the name Sonimist(R), and distributes ultrasonic cleaners, marketed under the names Astrason(R) bench-top cleaner and Astramax(R) industrial ultrasonic cleaner. The Sonimist ultrasonic spray nozzles are used for, among other things, coating, cleaning, cooling and disinfecting products in the food, pharmaceutical, paint, chemical, electronic, environmental and printing industries. Ultrasonic cleaners are marketed to research and industrial laboratories to remove various contaminants, such as radioactive particles, proteins, rust, blood and oil, from laboratory equipment.

     The Mystaire fume enclosure is a ductless filtration and containment hood which is portable and easy to install. It eliminates the duct work that is otherwise necessary for exhausting to the outside air. The enclosure is sold to clinical, research, and industrial laboratories for various industrial purposes. Laboratory applications include working with organic solvents and radioisotopes, chemical storage, chemical dispensing, pathology and histology. Industrial markets for the product line include the pharmaceutical, semiconductor manufacturing, and asbestos containment industries. The Mystaire air purifier is a general purpose recirculating system with activated carbon filters that purify air and remove airborne fumes, odors, and particulates. A new product which utilizes the same technology as the Mystaire fume enclosure, the Forensic Evidence Cabinet, is being marketed to crime labs, medical examiners, and police stations. Its primary use is to insure proper storage and minimize cross contamination as well as protect staff from exposure to airborne pathogens during storage of evidence.

     The Mystaire scrubber is an air pollution abatement system which removes difficult airborne contaminants emitted from laboratory, industrial and sewage treatment processes. The scrubber operates on broad range of contaminants and is particularly effective on gaseous contaminants such as sulfur oxides. The Company also manufactures a range of "point of use" scrubbers for the microelectronics industry. This equipment eliminates low levels of toxic and noxious contaminants arising from silicon wafer production.

     The Company owns an 84.05% interest in Labcaire Systems Ltd. ("Labcaire"), a United Kingdom company formed in February 1992 with its principal place of business in Clevedon, England. The balance of the capital stock of Labcaire is owned by four executives who have, under a purchase Agreement ("Agreement"), agreed to sell one-seventh of their total holding of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended 1996. Under the Agreement, the Company is required to repurchase such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year. Pursuant to the Agreement, 9,284 shares (2.65%) of Labcaire common stock was purchased by the Company for (pound)62,388

(approximately $102,100), in October 1996, for the year ended June 30, 1996 and 9,286 shares (2.65%) will be purchased by the Company for (pound)70,666 (approximately $114,500)for the year ended June 30, 1997. The effective date of this transaction is expected to be October 1997. Labcaire's business consists of designing, manufacturing, and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. Labcaire is the European distributor of the Company's ultrasonic scientific and industrial products. The present management of Labcaire consists of four executives/minority interest shareholders with experience in chemical containment and air handling technologies. Labcaire manufactures class 100 biosafety hazard enclosures, used in laboratories to provide sterile environments and protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its tradename. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system ("Autoscope"). The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes.

Market and Customers

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

     The Company views a wide range of industries as prospective customers for its pollution abatement scrubbers. Scrubbers are usable in any industry or environment in which airborne contaminants are created.

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

     The Company relies on manufacturing representatives, distributors, direct salespersons and catalogue listings for the marketing of its scientific and industrial products. The Company currently sells through more than ten manufacturing representatives and distributors in the United States. The Company currently employs two direct sales persons who operate outside the Company's offices and conduct direct marketing on a regional basis, two sales specialists, one marketing manager, and a vice-president of sales and marketing who work in the Company's offices. Approximately 9% of its sales are through catalogue distributors. The Company's sales efforts include advertising and participating in trade shows.

     In fiscal 1997, approximately 36.8% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's scientific and industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products. Sales by the Company in other major industrial countries are made through distributors.

Manufacturing and Supply

     The Company manufactures and assembles the majority of its scientific and industrial products and its medical devices at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs. The Company is not dependent upon any single source of supply and has no long-term supply agreements.

     Labcaire manufactures and assembles its products at its facility located in Clevedon, England. It is not dependent upon any single source of supply and has no long-term supply agreements.

Competition

     Competition in the medical and medical device industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company's. Accordingly, the Company believes participation in this field is only feasible if it enters into strategic alliances and/or joint ventures with other entities having greater experience and resources for use in this field.

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

     The Company filed a patent application with the U.S. Patent Office, relating to an autoclavable rotary switch.

     The Company filed three foreign patent applications relating to an ultrasonic lipectomy probe to be used with the soft tissue aspiration technology.

Backlog

     As of June 30, 1997, the Company's backlog, including Labcaire, relating to industrial products was approximately $1,700,000 as compared with approximately $850,000 as of June 30, 1996. The Company's backlog relative to medical products was approximately $2,900,000 at June 30, 1997 and approximately $950,000 at June 30, 1996.

Employees

     As of September 15, 1997 the Company, including Labcaire, employed a total of 108 full-time people, including 21 in management and supervisory positions. The Company considers its relationship with its employees to be satisfactory.


Item 2.   Description of Property.

     The Company occupies approximately 34,000 square feet, at 1938 New Highway, Farmingdale, New York, under a lease expiring on April 30, 1998. The rental amount, which is approximately $20,000 per month, includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company is exploring alternatives, to take effect following expiration of this lease, which include a move to new facilities or the expansion and renewal of the lease covering its existing facilities. Labcaire occupies approximately 12,000 feet, at 15 Hither Green, Clevedon, England, under a lease expiring July 20, 1999. The rental amount is approximately $4,000 per month with a pro rata share of local taxes and water and sewer charges billed separately. Both properties are in good condition.


Item 3.   Legal Proceedings.

     The Company, Medical Device Alliance, Inc. ("MDA"), and MDA's wholly owned subsidiary, Lysonix, Inc., are defendants in an action alleging patent infringement by Mentor Corporation. Both the Company and its licensee (MDA) are aggressively contesting Mentor's claim. Based upon the current status of matters, management believes that the outcome of this suit will not have a material adverse effect on the consolidated financial statements included in this report.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 1997.

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

     On September 9, 1997, the Board of Directors of the Company declared a 3 for 2 stock split payable as a 50% stock dividend to shareholders of record on October 10, 1997. All common stock data, per share data and market prices per common share in this report have been retroactively adjusted to reflect the stock split.

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

Fiscal 1997                                                High              Low
-----------                                                ----              ---
        First Quarter ........................            $2.92            $2.00

        Second Quarter .......................             5.75             2.25

       Third Quarter .........................             7.00             4.33

        Fourth Quarter .......................             7.50             4.42

Fiscal 1996:                                               High              Low
------------                                               ----              ---
        First Quarter ........................            $1.00            $ .44

        Second Quarter .......................              .88              .50

        Third Quarter ........................              .79              .50

        Fourth Quarter .......................             3.08              .68


As of September 15, 1997, the Company had 5,672,154 shares of Common Stock outstanding and 124 shareholders of record. This does not take into account stockholders whose shares are held in "street name" by brokerage houses. The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, in its business operations.

Item 6.   Management's Discussion and Analysis

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

     All of the Company's sales to date have been derived from the manufacture and distribution of ultrasonic equipment for scientific and industrial purposes, ductless fume enclosures for filtration of gaseous emissions in laboratories, environmental control equipment for the abatement of air pollution, and ultrasonic medical devices.


Results of Operations:

     The following table sets forth, for the two most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Statement of Operations:

                                                             Fiscal years ended
                                                                  June 30,
                                                              ----------------
                                                              1997       1996
                                                              -----      -----
Net sales ..................................................  100.0%     100.0%
Cost of goods sold .........................................   43.2       52.3
                                                              -----      -----

Gross profit ...............................................   56.8       47.7
                                                              -----      -----

Selling, general and administrative expenses ...............   31.3       41.8
Research and development expenses
   -medical products .......................................     .6         .4
Research and development expenses
   -industrial products ....................................    1.4        1.6
Non-cash compensation charge ...............................   24.8         .0
                                                              -----      -----

Total operating expenses ...................................   58.1       43.8
                                                              -----      -----

(Loss) income from operations ..............................   (1.3)       3.9

Other income ...............................................    3.9         .7
                                                              -----      -----

Income before minority interest
   and income taxes ........................................    2.6        4.6

Minority interest ..........................................    (.2)       (.7)
                                                              -----      -----

Income before income taxes .................................    2.4        3.9

Income taxes ...............................................    (.3)      --
                                                              -----      -----

Net income .................................................    2.1        3.9
                                                              =====      =====

     The following table provides a breakdown of net sales by major category for the periods indicated:


                                                             Fiscal years ended
                                                                  June 30,
                                                             ------------------
                                                                1997     1996
                                                                -----   -----
                                                                (in thousands)

Ultrasonic products ........................................  $ 3,174   $2,632
Scrubbers ..................................................    1,943    1,156
Ductless fume enclosures ...................................    7,226    6,125
Ultrasonic medical devices .................................    5,217     --
                                                               ------   ------
     Net sales .............................................  $17,560   $9,913
                                                               ======   ======

     The following table provides a breakdown of foreign sales by geographic area during the periods indicated:


                                                             Fiscal years ended
                                                                  June 30,
                                                             ------------------
                                                                1997     1996
                                                                -----   -----
                                                                (in thousands)
Canada & Mexico .............................................. $  122   $   95
Europe .......................................................  4,894    4,533
Asia .........................................................    934      703
Middle East ..................................................    180      146
Other ........................................................    336      166
                                                               ------   ------
                                                               $6,466   $5,643
                                                               ======   ======

Fiscal years ended June 30, 1996 and 1997

     Net Sales. Net sales increased by 77.2% between the fiscal year ended June 30, 1996 and the fiscal year ended June 30, 1997 from $9,913,136 to $17,560,041.
Approximately two-thirds of this increase was due to the Company's first medical device sales which were approximately $5,200,000 during the fiscal year ended June 30, 1997.


     Fume enclosures increased by $1,101,000 or 17.9% in the fiscal year ended 1997 due to increased marketing efforts for its domestic products and the continued success of Misonix's forensic cabinet and Labcaire's Autoscope.

     Ultrasonic products include the Sonicator liquid processor and cell disrupter systems, ultrasonic cleaners, related accessories, and repair and service. The increase of $542,000 or 20.6% in sales of ultrasonic products in fiscal 1997 is the result of new marketing strategies which increased catalog sales and allowed the Company to increase its market share.

     The increase of $787,000 or 68.1% in scrubber sales between fiscal 1996 and fiscal 1997 was due to increased marketing efforts to the microelectronics industry.

     The medical device product category had its first revenues in the fiscal year ended June 30, 1997. Its revenues of $5,217,000 is the result of the Company's strategic alliance with MDA.

     During fiscal 1996 and fiscal 1997 the Company had foreign net sales of $5,643,101 and $6,465,673, respectively, representing 56.9% and 36.8% of net sales for such years, respectively. This increase in sales is principally due to Labcaire's increased sales volume in fiscal 1997 over fiscal 1996, increasing to $5,469,992 from $4,711,667. The decrease in foreign sales as a percent of total sales is a result of the Company selling approximately $5,200,000 of medical devices domestically during fiscal 1997. There were no such sales during fiscal 1996.

     Gross profit. There was an increase in overall gross profit margin to 56.8% in fiscal 1997 from 47.7% in fiscal 1996 because of economies of scale resulting from increased sales volume, sales of higher gross profit products(i.e., the newly introduced medical device),and various product price increases.

     Selling, general and administrative expenses. There was a 32.7% increase, from $4,139,183 to $5,492,087 in SG&A expenses from fiscal 1996 to fiscal 1997 owing in part to higher commissions on increased sales volume and the hiring of additional employees. However, this increased sales volume resulted in a decrease of these expenses to 31.3% of net sales in fiscal 1997 compared to 41.8% in fiscal 1996.

     Research and development expenses. Medical product research and development expenses were $42,933 in fiscal 1996 and $105,120 in fiscal 1997. The increase in medical product R&D expenses is due to non-funded development costs, associated with the Company's medical devices, under its agreements with Medical Device Alliance Inc. and U.S. Surgical Corporation. Industrial product R&D expenses were $161,253 in fiscal 1996 and $245,668 in fiscal 1997.

     Interest expense. Interest expense was $41,529 in fiscal 1996 and $40,953 in fiscal 1997. This decrease was due to a slightly lower level of borrowing by Labcaire during the fiscal year.

     Option/license Fees. In December 1995, the Company entered into a licensing agreement with Medical Device Alliance, Inc. ("MDA"). As part of this agreement, the Company has received $500,000 in licensing fees, of which $45,000 and $19,167 has been recorded as income during fiscal 1997 and fiscal 1996, respectively. In October 1996, the Company entered a licensing agreement with United States Surgical Corporation ("USS"). The Company received $100,000 under the option agreement preceding the license agreement and has received $275,000 under the license agreement. The Company has recorded $100,000 of the option fees and $10,312 of the licensing fees as income during fiscal 1997.

     Net operating losses. The Company has accumulated approximately $2,000,000 of net operating losses as of June 30, 1997, which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in fiscal year 2002 and will continue to expire through fiscal year 2011.

Liquidity and Capital Resources:

     On February 3, 1997, 1,093,692 publicly issued Redeemable Warrants were exercised and a like number of common shares were issued. The balance of these options, which were originally issued at the time of the Company's initial public offering in January 1992, expired. As a result of the exercise, the Company received proceeds of $5,655,924, net of expenses of approximately $31,000.

     At June 30, 1997, the Company had a cash and cash equivalent balance of $5,409,830 and investments held to maturity of $6,367,595.

     The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

Currency Risk:

     Approximately 31% of the Company's revenues in fiscal 1997 were received in English Pounds Sterling currency. To the extent that the Company's revenues are generated in English Pounds and, for purposes of the Company reporting its financial position, its operating results are converted into US Dollars using rates of 1.62 and 1.55 in the years ended June 30, 1997 and 1996, respectively. A strengthening of the English Pound, in relation to the US Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

Other:

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 7.   Financial Statements

     The response to Item 7 is submitted as a separate section of this report following the exhibits.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure


          None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Company currently has four Directors. Their term expires at the Annual Meeting and all four are standing for reelection for a term of one year. The following tables contains information regarding all Directors and executive officers of the Company:

                                                                   Director
Name                   Age     Principal Occupation                  Since
----                   ---     --------------------                  -----

Gary Gelman            50      Chairman of the Board                  1995
                               of Directors

Joseph Librizzi        59      President,                             1971
                               Chief Executive Officer,
                               Treasurer and a Director

Peter Gerstheimer      48      Vice President,                           --
                               Chief Financial Officer
                               and Secretary

Ronald Manna           43      Vice President Operations                 --

Robert Lee             38      Vice President Sales and Marketing        --

Howard Alliger         70      Director                                1971

Arthur Gerstenfeld     69      Director                                1992

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

     Peter Gerstheimer became Vice President and Chief Financial Officer of the Company in September 1992. From December 1984 to September 1992, he was Vice President of Finance at Thermex-Thermatron, Inc., a manufacturer of high-frequency electronic heat sealing and processing equipment. Previously, he served as Treasurer and Controller of LogiMetrics, a manufacturer of electronic test components and systems for military and non-military use. Mr. Gerstheimer is a licensed certified public accountant in the State of New York and was a senior accountant at Touche Ross & Co. Mr. Gerstheimer holds a B.A. Degree from Hofstra University.

     Ronald Manna became Vice President - Operations of the Company in September 1989. For more than three years prior thereto, Mr. Manna served as the Director of Engineering of the Company. Mr. Manna holds a B.S. Degree in mechanical engineering from Hofstra University.

     Robert Lee became Vice President of Sales and Marketing in August 1996. For the year prior thereto, he served as Director of Sales and Marketing for the laboratory products division of the Company. Prior to employment with Misonix, Mr. Lee was a Divisional General Manager, National Sales Manager and Regional Sales Manager for Pall Corporation, a leading filtration company where he worked for seven years. Prior to Pall Corporation, Mr Lee worked for American Bionetics as a Regional Manager. Mr. Lee holds a B.A. Degree in Chemistry from the State University of New York at Plattsburg.

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

Item 10.  Executive Compensation.

     The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000:

                        Summary Compensation Table
                        --------------------------

                            Annual Compensation     Long Term Compensation
                       ---------------------------- ----------------------
                                                          Securities
Name and Principal     Fiscal                             Underlying
    Position            Year     Salary      Bonus       Options/SARS
------------------     ------    ------      -----       ------------

Joseph Librizzi         1997     $160,000   $379,394         --
President, Chief        1996      160,000     23,971         --
Executive Officer       1995      135,000         --         --
and Treasurer

Robert Lee              1997     $ 67,708   $ 38,818         --
Vice President of       1996       52,303     14,925         --
Sales & Marketing       1995           --         --         --

Howard Alliger          1997     $     --         --         --
Chairman of the         1996           --         --         --
Board                   1995      135,000         --         --

------------------------

Employment Agreements

     On September 1, 1995, the Company entered into an employment agreement with Dr. Librizzi, who is employed as President and Chief Executive Officer. The agreement was renewed in July 1996 and again in August 1997 and expires on September 30, 1998. It is automatically renewed for a successive one year term unless the Company or the executive elects not to renew. The agreement provides for an annual salary (starting September 1, 1997) of $200,000 plus a Company provided automobile and bonus measured by pretax operating earnings. Dr. Librizzi receives additional benefits that are generally provided to other employees of the Company.

     In conformity with the Company's policy, all of its Directors, officers and employees execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the

Company and shall not be disclosed to third parties without prior approval of the Company. Messrs. Librizzi, Gerstheimer, and Manna also have agreements with the Company which provide for the payment of six months severance upon their termination for any reason. The Company's employment agreement with Dr. Librizzi also contains non-competition provisions that preclude him from competing with the Company for a period of one year from the date of his termination of employment unless his employment is terminated by the Company without cause.

Option Exercises in Last Fiscal Year and Year-end Values

     No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 1997. The following table contains information concerning the number and value, at June 30, 1997, of unexercised options held by executive officers named in the Summary Compensation
Table:

                   Number of Unexercised          Value of Unexercised
                   Options Held at Fiscal         In-the-Money Options
                   Year-End                       Held at Fiscal Year-End
     Name          (Exercisable/Unexercisable)    (Exercisable/Unexercisable)(1)
     ----          ---------------------------    ------------------------------
Joseph Librizzi           150,000/0                    $496,250/$0
Robert Lee                 15,000/15,000               $ 63,725/$63,725

----------
(1) Fair market value of underlying securities (the closing price of the Company's Common Shares on the National Association of Securities Dealers Automated Quotation System) at June 30, 1997 minus the exercise price.

Stock Options

     In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "Plan") which covers up to 375,000 of the Company's Common Shares. Pursuant to the Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 1997, options to purchase 200,250 shares were outstanding under this plan at $ .50 to $4.33 per share and 174,750 options had been exercised or cancelled.

     In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 common shares of the Company and a 1996 Outside Directors Stock Option plan covering an aggregate of 1,125,000 common shares of the Company. The Board then granted options to acquire 120,000 shares at prices of $4.00 and $6.00 under the Employee Incentive Stock Option Plan and options to acquire 778,500 shares at a price of $.73 under the Outside Directors Plan. At June 30, 1997, no options under either of these plans had been exercised. The options are exercisable for 10 years. Both of these Plans and the transactions under which options to acquire 898,500 shares were granted were ratified and approved at the annual meeting of shareholders on February 19, 1997. Since the exercise price of the granted options was less than the market price of the Company's stock on February 19, 1997, this resulted in a non-cash compensation charge in the amount of $4,544,600, of which $185,000 was recorded during the fourth quarter of fiscal 1997.

     The Plans are administered by the Board of Directors with the right to designate a committee. The selection of participants, allotments of shares, determination of price and other conditions relating to options are determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the Plans are exercisable for a period of up to ten years from the date of grant at any exercise price which is not less than the fair market value of the Common Shares on the date of the grant, except that the term of an incentive stock option granted under the Plans to a shareholder owning more than 10% of the outstanding Common Shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Shares on the date of grant.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC"), the Boston Stock Exchange, and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1997.

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.

     The following table sets forth as of July 31, 1997 certain information with regard to ownership of the Company's Common Shares by (I) each beneficial owner of 5% or more of the Company's Common Shares; (ii) each Director and nominee for Director; (iii) each executive officer named in the "Summary Compensation Table" below; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them.

                                       Common Shares                   Percent
Name and Address (1)                 Beneficially Owned               of Class
--------------------                 ------------------               --------
Howard Alliger....................        1,099,608 (2)                  19.4%
Joseph Librizzi...................          263,792 (3)                   4.7%
Gary Gelman.......................        1,024,395 (4)                  18.1%
Arthur Gerstenfeld................           54,450 (5)                   *
All executive officers and
   Directors as a group
   (eight persons)................        2,539,689 (6)                  44.8

----------

*    Less than 1%

(1) The business address of each of the named individuals in this table is c/o Misonix, Inc., 1938 New Highway, Farmingdale, New York 11735.

(2) Includes 75,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable and 40,500 shares held by Mr. Alliger's daughter, of which he disclaims all beneficial interest.

(3) Includes 150,000 shares which Dr. Librizzi has the right to acquire upon exercise of stock options which are currently exercisable.

(4) Includes 688,500 shares which Mr. Gelman has the right to acquire upon exercise of stock options which are currently exercisable.

(5) Includes 18,000 shares which Mr. Gerstenfeld has the right to acquire upon exercise of stock options which are currently exercisable.

(6) Includes (i) the shares indicated in notes (2), (3),(4), and (5), (ii) 67,895 shares which are beneficially owned by an executive officer of the Company (7,500 of which he has a right to acquire upon exercise of stock options which are currently exercisable), (iii) 22,050 shares which are beneficially owned by another executive officer (15,000 shares of which he has the right to acquire upon exercise of stock options which are currently exercisable), and (iv) 7,500 shares which another executive officer has the right to acquire upon exercise of stock options which are currently exercisable.

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

           10(x) Employee Agreement dated July 24, 1996 between the Company and Joseph Librizzi.

           10(y) Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation.

           10(z) License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation.

           10(aa) Amendment No. 1 dated January 23, 1997 to Underwriters' Warrant Agreement.

           10(bb)          1996 Non-Employee Director Stock Option Plan.

           10(cc)          1996 Employee Incentive Stock Option Plan.

           10(dd) Employee Agreement dated August 5, 1997 between the Company and Joseph Librizzi.

           22 Subsidiaries of the Company (Incorporated by reference to exhibit 22 of Form 10-K for the fiscal year ended June 30, 1992)

           23 Consent of independent public accountants to inclusion of report in Form S-8 Registration Statement.


b. No reports on Form 8-K have been filed by the registrant during the fiscal quarter ended June 30, 1997.

                          Annual Report on Form 10-KSB

                                     Item 7

                        Consolidated Financial Statements

                         Misonix, Inc. and Subsidiaries
                              Farmingdale, New York

                            Year ended June 30, 1997

                         Misonix, Inc. and Subsidiaries

                                   Form 10-KSB

                                     Item 7

                              Financial Statements


                            Year ended June 30, 1997




                                    Contents

The following consolidated financial statements of Misonix, Inc. and Subsidiaries are included in Item 7:

Report of Independent Auditors.........................................   F-2
Consolidated Balance Sheet--June 30, 1997..............................   F-3
Consolidated Statements of Income--Years Ended
   June 30, 1997 and 1996..............................................   F-4
Consolidated Statements of Stockholders' Equity--Years Ended
   June 30, 1997 and 1996..............................................   F-5
Consolidated Statements of Cash Flows--Years Ended
   June 30, 1997 and 1996..............................................   F-6
Notes to Consolidated Financial Statements.............................   F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Misonix Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and Subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Misonix, Inc. and Subsidiaries at June 30, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


                                                 /s/ ERNST & YOUNG LLP


Melville, New York
August 1, 1997, except for
the first paragraph of Note 7,
as to which the date is
September 9, 1997

                         Misonix, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                  June 30, 1997


Assets
Current assets:
   Cash and cash equivalents                                       $  5,409,830
   Investments held to maturity                                       6,367,595
   Accounts receivable, less allowance
    for doubtful accounts of $65,876                                  2,748,566
   Inventories                                                        2,304,732
   Prepaid expenses and other current assets                            564,946
                                                                   ------------
Total current assets                                                 17,395,669

Property and equipment, net                                             956,381
Goodwill, net of amortization of $50,170                                293,228
Other assets                                                             91,779
                                                                   ------------
Total assets                                                       $ 18,737,057
                                                                   ============

Liabilities and stockholders' equity
Current liabilities:
   Notes payable                                                   $    500,219
   Accounts payable                                                   2,203,012
   Accrued expenses and other current liabilities                     1,030,792
   Current maturities of capital lease obligations                      106,753
                                                                   ------------
Total current liabilities                                             3,840,776

Capital lease obligations, net of current portion                       135,195

Deferred income                                                         747,051
Minority interest                                                       106,963

Commitments and contingencies (Notes 6, 9 and 12)

Stockholders' equity:
   Common stock, $.01 par value--
    shares authorized 10,000,000;
    issued and outstanding 5,672,154                                     56,722
   Additional paid-in capital                                        21,370,945
   Deficit                                                           (7,519,465)
   Foreign currency translation adjustment                               (1,130)
                                                                   ------------
Total stockholders' equity                                           13,907,072
                                                                   ------------
Total liabilities and stockholders' equity                         $ 18,737,057

                                                                   ============

See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                  Year ended June 30
                                                                  1997            1996
                                                             ----------------------------
Net sales                                                    $ 17,560,041    $  9,913,136

Cost of goods sold                                              7,591,510       5,181,222
                                                             ----------------------------
Gross profit                                                    9,968,531       4,731,914

Operating expenses:
   Selling, general and administrative expenses                 5,492,087       4,139,183
   Research and development expenses                              350,788         204,186
   Non-cash compensation charge                                 4,544,600            --
                                                             ----------------------------
Total operating expenses                                       10,387,475       4,343,369
                                                             ----------------------------
(Loss) income from operations                                    (418,944)        388,545

Other income (expense):
   Interest income                                                191,176          54,209
   Interest expense                                               (40,953)        (41,529)
   Option/license fees                                            155,312          69,167
   Royalty income                                                 333,576            --
   Miscellaneous                                                   33,070            --
   Foreign currency exchange gain (loss)                            7,406         (11,890)
                                                             ----------------------------
Income before minority interest and income taxes                  260,643         458,502

Minority interest in net income of consolidated subsidiary        (31,684)        (69,075)
                                                             ----------------------------
Income before income taxes                                        228,959         389,427

Income taxes                                                       51,834            --
                                                             ----------------------------
Net income                                                   $    177,125    $    389,427
                                                             ============================

Net income per common and common equivalent share            $        .03    $        .09
                                                             ============================

Net income per common and common equivalent share
   assuming full dilution                                    $        .03    $        .09
                                                             ============================


Weighted average common and common equivalent shares
   outstanding                                                  5,178,290       4,300,662
                                                             ============================

Weighted average common and common equivalent shares
   outstanding assuming full dilution                           5,201,511       4,389,476
                                                             ============================

See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                  Common Stock
                                                 $.01 Par value
                                            ----------------------                                         Foreign
                                                                        Additional                         Currency       Total
                                              Number                      Paid-in                        Translation   Stockholders'
                                            of Shares       Amount        Capital         Deficit         Adjustment      Equity
                                            ----------------------------------------------------------------------------------------

Balance, June 30, 1995                      4,200,000   $     42,000   $ 11,086,793    $ (8,086,017)   $    (34,226)   $  3,008,550
Foreign currency translation
   adjustment                                    --             --             --              --              (329)           (329)
Net income                                       --             --             --           389,427            --           389,427
                                            ----------------------------------------------------------------------------------------
Balance, June 30, 1996                      4,200,000         42,000     11,086,793      (7,696,590)        (34,555)      3,397,648
Exercise of outside director
   options                                     61,500            615         44,485            --              --            45,100
Exercise of employee options                  106,500          1,065         52,185            --              --            53,250
Exercise of warrants                        1,093,692         10,937      5,644,987            --              --         5,655,924
Exercise of underwriter rights                210,462          2,105         (2,105)           --              --              --
Non-cash compensation charge                     --             --        4,544,600            --              --         4,544,600
Foreign currency translation
   adjustment                                    --             --             --              --            33,425          33,425
Net income                                       --             --             --           177,125            --           177,125
                                            ----------------------------------------------------------------------------------------
Balance, June 30, 1997                      5,672,154   $     56,722   $ 21,370,945    $ (7,519,465)   $     (1,130)   $ 13,907,072
                                            ========================================================================================



See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                    Year ended June 30
                                                                   1997            1996
                                                             ----------------------------
Operating activities
Net income                                                   $    177,125    $    389,427
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for net losses on accounts receivable                7,408           1,892
     Depreciation and amortization                                231,017         193,417
     Loss on disposal of equipment                                 17,175            --
     Minority interest in net income of subsidiary                 31,684          69,075
     Foreign currency loss                                          4,124             904
     Noncash compensation charge                                4,544,600            --
       Changes in operating assets and liabilities:
        Accounts receivable                                      (717,973)       (529,105)
        Inventories                                            (1,057,766)       (125,690)
        Prepaid expenses and other current assets                 (51,068)       (380,455)
        Deposits and other assets                                 (26,718)          2,479
        Accounts payable and accrued expenses                   1,605,012         222,383
        Deferred income                                           366,218         380,833
                                                             ----------------------------
Net cash provided by operating activities                       5,130,838         225,160
                                                             ----------------------------

Investing activities
Proceeds from sale of equipment                                    32,234            --
Acquisition of property and equipment                            (382,958)       (107,742)
Patent costs                                                      (14,424)           --
Purchases of investments held to maturity                      (7,143,456)       (353,053)
Sales of investments held to maturity                           1,128,914         355,600
Purchase of Labcaire stock                                       (102,099)           --
                                                             ----------------------------
Net cash used in investing activities                          (6,481,789)       (105,195)
                                                             ----------------------------

Financing activities
(Decrease) increase in short-term borrowings                      (54,114)        187,338
Principal payments on capital lease obligations                   (94,289)        (39,221)
Proceeds from exercise of stock options                            98,350            --
Proceeds from exercise of warrants, net of expenses             5,655,924            --
                                                             ----------------------------
Net cash provided by financing activities                       5,605,871         148,117
                                                             ----------------------------


Effect of exchange rate changes on cash and cash equivalents          911             (27)
                                                             ----------------------------

Net increase in cash and cash equivalents                       4,255,831         268,055
Cash and cash equivalents at beginning of year                  1,153,999         885,944
                                                             ----------------------------
Cash and cash equivalents at end of year                     $  5,409,830    $  1,153,999
                                                             ============================

Supplemental disclosure of cash flow information
Interest paid                                                $     40,953    $     41,529
                                                             ============================
Income taxes paid                                            $     51,834    $       --
                                                             ============================

See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Misonix, Inc. ("Misonix") include the accounts of Misonix, its 84.05% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), and its 100% owned subsidiary, Misonix, Ltd. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix was incorporated under the laws of the State of New York on July 31, 1967 and its principal revenue producing activities, from 1967 to date, have been the manufacture and distribution of proprietary ultrasound equipment for scientific and industrial purposes and environmental control equipment for the abatement of air pollution. Misonix's products are sold worldwide. In December 1995 and October 1996, the Company entered into licensing agreements to further develop two of its medical devices (see Note 13). Sales of these medical devices, which were made to one customer, were $5,217,124 and $0 during the years ended June 30, 1997 and 1996, respectively. Amounts receivable from this customer were approximately $414,000 and $0 at June 30, 1997 and 1996, respectively.

Labcaire, which began operations in February of 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales to unaffiliated customers, net income and total assets related to Labcaire as of and for the year ended June 30, 1997 were approximately $5,470,000, $232,000 and $2,565,000, respectively.
For the year ended June 30, 1996, these amounts were approximately $4,712,000, $369,000 and $2,263,000, respectively.

Misonix Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies (continued)

Investments Held to Maturity

The Company's investments, maturing at various dates through June 1998, consist primarily of U.S. Government Treasury Bills and Notes and are valued at amortized cost which approximates market. In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity as the Company has both the intent and ability to hold these securities until maturity. The Company's investment policy gives primary consideration to safety of principal, liquidity and return. At June 30, 1997 and 1996, unrealized gains on held-to-maturity marketable securities were immaterial.

Concentration of Credit Risk

The Company's operations are located in New York and Clevedon, England. The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. At June 30, 1997, the Company's accounts receivable with customers outside the United States was approximately $1,330,844 of which approximately $1,185,820 related to its Labcaire operations. Where necessary, the Company utilizes letters of credit on foreign or export sales. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives ranging from 3 to 10 years. Capital lease equipment and leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets in

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies (continued)

determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses. Such a review has been performed by management and does not indicate an impairment of such assets.

Revenue Recognition

Sales are recognized upon shipment of products. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of 84.05% of the common stock of Labcaire. The goodwill is being amortized by the straight-line method over its estimated useful life of 25 years. The carrying value of such costs is reviewed by management to determine whether an impairment may have occurred. If this review indicates that such costs, or a portion thereof, will not be recovered, as determined based on the estimated undiscounted cash flows of Labcaire over the remaining amortization period, the carrying value of these costs will be reduced by the estimated shortfall of cash flows. Such a review has been performed by management and does not indicate an impairment of such assets.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share is based on the weighted average number of common shares outstanding plus dilutive common share equivalents, retroactively adjusted for the effect of a subsequent stock split (see Note 7).

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (Statement 128), which is effective for both interim and annual financial statements for periods ending

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies (continued)

after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting Statement 128 is not expected to be material.

Foreign Currency Translation

The Company follows the policies prescribed by FASB Statement No. 52 for translation of the financial results of its foreign subsidiaries. Accordingly, assets and liabilities are translated at the foreign currency exchange rate in effect at the balance sheet date. Results of operations are translated using the weighted average of the prevailing foreign currency rates during the fiscal year. Stockholders' equity accounts are translated at historical exchange rates. Gains and losses on foreign currency transactions are recorded in other income and expense.

Research and Development

All research and development expenses related to the Company's products are expensed as incurred and are included in operating expenses.

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

Stock-Based Compensation

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") which the Company adopted in the fiscal year ended June 30, 1997. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the stock options' grant date based on the fair value of the stock option award and is recognized over the service period, which is usually the

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies (continued)

vesting period. Pursuant to Statement 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions.

Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but are required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. Statement 123 also requires increased disclosures for stock-based compensation arrangements.

The Company has elected to continue to account for such transactions under APB 25 and to provide the pro forma information required under Statement 123 (see
Note 8).

2.   Inventories

Inventories are summarized as follows:

                                                               June 30
                                                                 1997
                                                             ------------
     Raw materials                                           $  1,353,144
     Work-in-process                                              334,143
     Finished goods                                               617,445
                                                             ------------
                                                             $  2,304,732
                                                             ============

3.   Property and Equipment

Property and equipment consist of the following:

                                                               June 30
                                                                 1997
                                                             ------------
     Machinery and equipment                                 $  1,171,078
     Furniture and fixtures                                       639,857
     Autos                                                        390,723
     Leasehold improvements                                       279,884
                                                             ------------
                                                                2,481,542
Less: accumulated depreciation and amortization                 1,525,161
                                                             ------------
                                                             $    956,381
                                                             ============

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


3.   Property and Equipment (continued)

Included in machinery and equipment at June 30, 1997 is approximately $194,000 of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $153,000. Also, included in autos is approximately $391,000 under capital leases with accumulated amortization of approximately $103,000. The Company purchased approximately $189,000 of equipment under capital lease arrangements during the year ended June 30, 1997.

4.   Revolving Note Payable and Line of Credit

Since October 1992, Labcaire has had an overdraft facility with a United Kingdom bank. As of June 30, 1997, the amount of this facility is (pound)350,000 and bears interest at the United Kingdom prime rate (6.75% at June 30, 1997) plus 2%. This facility is secured by the assets of Labcaire and (pound)50,000 is guaranteed by its directors. The facility expires in August 1998. At June 30, 1997, the balance outstanding under this overdraft facility was (pound)300,522 ($500,219).

In October 1992, Misonix secured a $500,000 line of credit with a bank bearing interest at the bank's prime (8.50% at June 30, 1997) plus 2%. The line of credit, renewable on an annual basis, currently expires on June 30, 1998 and is secured by all assets of Misonix. No amounts are outstanding under this line at June 30, 1997.

5.   Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:


                                                         June 30, 1997
                                                         ------------
     Accrued payroll and vacation                        $     81,801
     Accrued payroll taxes                                     53,001
     Accrued commissions and bonuses                          487,185
     Accrued royalties                                        220,681
     Income taxes payable                                      53,264
     Other                                                    134,860
                                                         ------------
                                                         $  1,030,792
                                                         ============

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


6.   Leases

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2001. The principal lease for office space provides for a monthly rental amount of $20,427. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2000.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 1997:

                                                     Capital       Operating
                                                     Leases          Leases
                                                ------------    ------------

1998                                            $    131,269    $    312,146
1999                                                 108,297         107,209
2000                                                  51,468          14,271
2001                                                    --             4,102
                                                ------------    ------------
Total minimum lease payments                         291,034    $    437,728
Amounts representing interest                         49,086    ============
                                                ------------

Present value of net minimum lease payments
(Including current portion of $106,753)         $    241,948
                                                ============

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

Rent expense for all operating leases was approximately $308,000 and $282,000 for the years ended June 30, 1997 and 1996, respectively.

7.   Stockholders' Equity

On September 9, 1997, the Board of Directors of the Company declared a three-for-two stock split payable to the shareholders of record on October 10, 1997. All common stock data and per share data in the accompanying consolidated financial statements, and notes thereto, give retroactive effect to this stock split.


In January 1992, the Company completed an initial public offering of 2,400,000 shares of its common stock and 2,760,000 warrants to purchase 2,760,000 shares of its common stock at $5.20 per share, for $8,686,024, net of expenses. On February 3, 1997,

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Stockholders' Equity (continued)

1,093,692 of the previously issued warrants were exercised and a like number of common shares were issued. The balance of these warrants expired. As a result of the exercise, the Company received proceeds of $5,655,924, net of expenses of approximately $31,000.

Also, in connection with this initial public offering, the Company granted the underwriters a right through January 1997 to acquire an additional 240,000 shares of common stock at an exercise price of $7.15 per share and warrants to acquire 240,000 shares of common stock in similar form to the public offering warrants, but at an exercise price of $8.58 per share. In January 1997, this arrangement was modified and, in leiu of the foregoing, the holders of the underwriters' rights received the right to purchase 240,000 shares of common stock at $ .67 per share which, by cashless purchase, resulted in the issuance of 210,462 shares, and warrants to acquire an additional 240,000 shares of common stock at a price of $6.00 per share, exerciseable through the close of business on May 31, 1998.

In connection with a private placement which occurred in October 1991, redeemable warrants entitling the holders the right to purchase 150,000 shares of common stock at $5.20 were issued. These warrants expired in February 1997.

8.   Stock Based Compensation Plans

In September 1991, the Board of Directors adopted and, in October 1991, the shareholders approved, the 1991 Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting of, at the discretion of the Board of Directors, options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") to certain employees and options not intended to so qualify ("Nonqualified Stock Options") to employees, consultants and directors. The total number of shares of Common Stock for which options may be granted under the Option Plan is 375,000 shares.

In March 1996, the Board of Directors adopted the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 common shares of the Company and a 1996 Outside Directors Stock Option plan covering an aggregate of 1,125,000 common shares of the Company. The Board then granted options to acquire 120,000 shares at prices of $4.00 and $6.00 under the 1996 Employee Incentive Stock Option Plan and options to acquire 778,500 shares at a price of $.73 under the 1996 Outside Directors Plan. Both of these Plans and the transactions under which options to acquire 898,500 shares were granted were ratified and approved at the annual meeting of shareholders on February 19, 1997. During the period between the dates of grant by the Board and the

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8.   Stock Based Compensation Plans (continued)

shareholder approval, the Company's market price per share increased thereby causing the Company to be required to record a non-cash compensation charge in the amount of $4,544,600, of which $185,000 was recorded during the fourth quarter of fiscal 1997.

The exercise price of all stock options granted under the Plans must be at least equal to the fair market value of such shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights on the Company's outstanding capital stock, the exercise price of any incentive stock option must be not less than 110% of the fair market value on the date of grant. The maximum term of each option is ten years. Options shall become exercisable at such time and in such installments as the Board shall provide in the terms of each individual option.

The Company has elected to follow APB 25 in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing such stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Proforma information regarding net income per share is required by Statement 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions risk-free interest rate of
6.36 %; no dividend yields; volatility factor of the expected market price of the Company's common stock of 93.7%; and a weighted-average expected life of the options of 5 years at June 30, 1997 and 1996.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8.   Stock Based Compensation Plans (continued)

The Company's pro forma information is as follows:


                                                         1997       1996
                                                         ----       ----

Net Income:                           As Reported    $  177,125   $ 389,427
                                      Pro Forma       3,949,685     329,227
Primary EPS:                          As Reported    $      .03   $     .09
                                      Pro Forma             .68         .07
Fully Diluted EPS:                    As Reported    $      .03   $     .09
                                      Pro Forma             .67         .07

As required by Statement 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1996. As a result, the pro forma compensation cost may not by representative of that to be expected in future years.

The following table summarizes information about stock options and warrants outstanding at June 30, 1996 and 1997:


                                            Options                                     Warrants
                                ---------------------------------------------------------------------------------
                                                    Weighted Avg                                   Weighted Avg
                                   Shares          Exercise Price               Shares            Exercise Price
                                ---------------------------------------------------------------------------------

June 30, 1995                      283,500                $1.55                3,150,000                $5.46

Granted                             91,500                $ .81                     --                   --
Exercised                             --                   --                       --                   --
Cancelled                             --                   --                       --                   --
                                ---------------------------------------------------------------------------------
June 30, 1996                      375,000                 1.37                3,150,000                $5.46


Granted                            898,500                 1.27                  240,000                 4.00
Exercised                         (168,000)                 .59               (1,093,692)                5.20
Cancelled                           (6,750)                1.24               (2,056,308)                5.45
                                ---------------------------------------------------------------------------------
June 30, 1997                    1,098,750                $1.41                  240,000                $4.00
                                =================================================================================


                                                       1997               1996
                                                       ----               ----
Weighted average fair value of  options granted        $ .85             $ .54

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8.   Stock Based Compensation Plans (continued)

The following table summarizes information about stock options outstanding at June 30, 1997:
                                                           Weighted Average
                          Options        Options               Remaining
    Exercise Price      Outstanding    Exercisable       Contractual Life (Yrs)
--------------------------------------------------------------------------------
     $ .50 -  .96         900,750        885,750                   9
      2.17 - 4.00          78,000         78,000                   9
      4.33 - 6.00         120,000        120,000                   7
                        ---------      ---------
                        1,098,750      1,083,750
                        =========      =========

As of June 30, 1997, 1,098,750 shares of common stock are reserved for issuance under outstanding options and 676,500 shares of common stock are reserved for the granting of additional options. All outstanding options are exercisable and expire between February 2002 and March 2007.

9.   Commitments and Contingencies

Employment Agreements

The Company has entered into an employment agreement with its chief executive officer which expires September 30, 1998. This agreement provides for an annual base compensation of $200,000 plus incentives as defined in the agreement.

Legal Proceedings


The Company, Medical Device Alliance, Inc. ("MDA"), and MDA's wholly owned subsidiary, Lysonix, Inc. are being sued for alleged patent infringement by Mentor Corporation. Both the Company and its licensee (MDA) are aggressively contesting Mentor's claim. Based upon the current status of matters, management believes that the outcome of this suit will not have a material adverse effect on the consolidated financial statements included in this report.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


10.  Geographic Information

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:


                                               Year ended June 30
                                          1997                    1996
                                      -----------------------------------
     United States                    $11,094,368              $4,270,035
     Canada & Mexico                      122,058                  94,993
     Europe                             4,894,074               4,532,986
     Asia                                 934,313                 703,371
     Middle East                          179,520                 146,086
     Other                                335,708                 165,665
                                      -----------------------------------
                                      $17,560,041              $9,913,136
                                      ===================================

11. Income Taxes

The Company has available net operating loss carryforwards of approximately $2,000,000 as of June 30, 1997 which may be used to reduce taxable income in future years. The utilization of these losses in the future will depend on the generation of sufficient taxable income prior to the expiration of the net operating losses. Additionally, based on ownership changes as a result of the public offering consummated in January 1992 (Note 7), it is expected that the annual utilization of the otherwise available net operating losses will be limited by the provisions of Section 382 of the Internal Revenue Code, as amended. As such, the Company may be restricted as to the utilization of its pre-fiscal 1992 net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


11.  Income Taxes (continued)

Significant components of the Company's deferred tax assets at June 30 are as follows:

                                                      1997            1996
                                               -------------------------------
Deferred tax assets:
  Depreciation                                 $      4,600    $     11,800
  Bad debt reserves                                  26,400          28,500
  Inventory valuation                                29,900          19,800
  License fee income                                299,000         119,000
  Net operating loss carryforwards                  826,200       2,561,000
  Other                                              90,000            --
                                               -------------------------------
Total deferred tax assets                         1,276,100       2,740,100

Valuation allowance                              (1,186,100)     (2,740,100)
                                               -------------------------------
Net deferred tax asset                         $     90,000    $-
                                               ===============================


Significant components of the provision for income taxes attributable to operations for the years ended June 30 are as follows:

                                                      1997            1996
                                               -------------------------------
Current:
  Federal                                      $     90,000    $       --
  State                                                --              --
  Foreign                                            51,834            --
                                               -------------------------------
Total current                                       141,834            --

Deferred:

  Federal                                           (90,000)           --
  State                                                --              --
  Foreign                                              --              --
                                               -------------------------------
Total deferred                                      (90,000)           --
                                               -------------------------------

                                               $     51,834              $-
                                               ===============================

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



11.  Income Taxes (continued)

Effective July 1, 1997, the Company has changed its year end for tax purposes from December 31 to June 30.

The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense for the periods ended June 30 is as follows:

                                                      1997            1996
                                               -------------------------------
Tax at statutory rates                         $     77,900    $    132,500
Non cash compensation charge                      1,548,600            --
Foreign tax rate differential                       (28,184)        (97,100)
Valuation allowance                              (1,554,000)        (42,000)
Other                                                 7,518           6,600
                                               -------------------------------
                                               $     51,834              $-
                                               ===============================


12.  Acquisition

In prior years, the Company acquired an 81.4% interest in Labcaire Systems, Ltd., a U.K. company, for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being amortized over 25 years. The balance of the capital stock of Labcaire is owned by four executives of Labcaire who had the right, under the original purchase agreement (the "Agreement"), to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings, before interest, taxes and management charges for the preceding fiscal year.

In June 1996, this Agreement was amended and each of the four directors agreed to sell one-seventh of his total holding of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. The price to be paid by the Company for these shares is based on the formula outlined in the original Agreement. Pursuant to the Agreement, 9,284 shares (2.65%) of Labcaire common stock was purchased by the Company in October 1996 for (pound)62,388 (approximately $102,100) representing the fiscal 1996 buy-back portion, and 9,286 shares (2.65%) of Labcaire common stock will be purchased by the Company in October 1997 for (pound)70,666 (approximately $114,500) representing the fiscal 1997 buy-back portion. The cost of these purchases of Labcaire common stock has been recorded as goodwill.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



13.  Licensing Agreements For Medical Technology

In December 1995, the Company entered into a licensing agreement with Medical Device Alliance, Inc. ("MDA"), for a ten year period, covering the further development and commercial exploitation of the Company's medical technology relating to soft tissue removal. This agreement primarily focuses on the Company's patent for a liposuction apparatus granted in May 1995 and its 510(K) approval from the United States Food and Drug Administration to market and sell a device for ultrasonic soft tissue removal. The licensing agreement gives MDA exclusive world-wide marketing and sales rights for the device, with manufacturing to be performed by the Company. Pursuant to the license agreement, the Company received $500,000 in licensing fees (which is being recorded as income over the term of the agreement) and will receive royalties based upon net sales of such products. Also as part of the agreement, the Company was reimbursed for certain pre-marketing costs and a maximum of $30,000 per month (from September 1995 to January 1997) for product development expenditures (as defined in the agreement). The amount of reimbursements for the years ended June 30, 1997 and 1996 were $127,487 and $320,363, respectively.

In October 1996, the Company entered into a License Agreement with United States Surgical Corporation ("USS") covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The license agreement gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the license agreement. This amount was recorded into income in fiscal 1997. Under the license agreement, the Company is entitled to receive aggregate fees of approximately $500,000, subject to attaining certain milestones over the term of the agreement, plus royalties based upon net sales of such products. As of June 30, 1997, the Company has received $275,000 under this license agreement. This amount is being recorded as income over the term of the agreement.

The Company has settled a dispute with two individuals who claimed that they, together with the Company's founder, were joint inventors of the technology covered under the Patent for Liposuction Method and Apparatus. As a result, the two individuals have reconfirmed their assignment of the patent rights to the Company in exchange for 5% of all net sales and royalties received by the Company from this technology, including those received from the MDA license.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 22, 1997

                                              Misonix, Inc.

                                          By: /s/Joseph Librizzi
                                             --------------------------
                                             Joseph Librizzi,
                                             President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                          Date

/s/Gary Gelman           Chairman of the Board            September 22, 1997
----------------------   Director
Gary Gelman

/s/Joseph Librizzi       President, Chief Executive       September 22, 1997
----------------------   Officer, and Director
Joseph Librizzi          (principal executive
                          officer)

/s/Peter Gerstheimer     Vice President and               September 22, 1997
----------------------   Chief Financial Officer
Peter Gerstheimer        (principal financial and
                          accounting officer)

/s/Howard Alliger        Director                         September 22, 1997
----------------------
Howard Alliger

/s/Arthur Gerstenfeld    Director                         September 22, 1997
----------------------
Arthur Gerstenfeld