Form 10QSB
period 1997-09-30
MISONIX INC
filed 1997-11-13
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997
                               ------------------

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

      YES  X      NO
         -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:



                                              Outstanding at
         Class of Common Stock               November 1, 1997
         ---------------------               ----------------
            $.01 par value                       5,677,197

Transitional small business disclosure format (check one):

      YES         NO  X
         -----      -----

                                  MISONIX, INC.

Index

PART I.  FINANCIAL INFORMATION                                           Page

  Financial Statements:

    Consolidated Balance Sheet
     September 30, 1997 (Unaudited)                                       3

    Consolidated Statements of Operations
     Three Months Ended September 30, 1997
     and 1996 (Unaudited)                                                 4

    Consolidated Statements of Cash Flows
     Three months ended September 30, 1997
     and 1996 (Unaudited)                                                 5

    Notes to Consolidated Financial Statements                            6

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        7-8


PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                             9

    Signatures                                                            10

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                           September 30,
                     ASSETS                                    1997
                     ------                                ------------

CURRENT:
  Cash and cash equivalents                                $    884,594
  Investments held to maturity                                9,273,905
  Accounts receivable, net of allowance
    for doubtful accounts of $68,270                          4,753,811
  Inventories (Note 3)                                        2,713,467
  Prepaid expenses and other current assets                     558,860
                                                           ------------

         TOTAL CURRENT ASSETS                                18,184,637

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $1,640,748
                                                                921,373
PATENTS, at cost, less accumulated
 amortization of $5,486                                          38,338

GOODWILL, less accumulated amortization
 of $53,604                                                     289,794

OTHER                                                            55,678
                                                           ------------

                                                           $ 19,489,820
                                                           ============

          LIABILITIES AND STOCKHOLDERS'
                    EQUITY
          -----------------------------

CURRENT:
  Note payable to bank                                     $    541,950
  Accounts payable                                            1,533,603
  Accrued expenses and other current liabilities              1,301,873
  Income taxes payable                                          241,911
  Current maturities of capital lease obligations               111,372
                                                           ------------

         TOTAL CURRENT LIABILITIES                            3,730,709

CAPITAL LEASE OBLIGATIONS                                       116,390


DEFERRED INCOME (Note 4)                                        737,464

MINORITY INTEREST (Note 1)                                      108,508

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 5,672,154                 56,722
  Additional paid-in capital                                 21,370,945
  Deficit                                                    (6,611,837)
  Cumulative foreign currency translation adjustment            (19,081)
                                                           ------------

         TOTAL STOCKHOLDERS' EQUITY                          14,796,749
                                                           ------------

                                                           $ 19,489,820
                                                           ============


  See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           For the three months ended
                                                  September 30,
                                         ------------------------------
                                             1997               1996
                                         -----------        -----------

NET SALES                                $ 5,012,563        $ 2,789,834

COST OF GOODS SOLD                         2,158,598          1,357,308
                                         -----------        -----------

     Gross profit                          2,853,965          1,432,526
                                         -----------        -----------

OPERATING EXPENSES:
 Selling, general and
  administrative expenses                  1,543,352          1,083,813
 Research and development                    276,736             35,206
                                         -----------        -----------

  Total operating expenses                 1,820,088          1,119,019
                                         -----------        -----------

  Income from operations                   1,033,877            313,507
                                         -----------        -----------

OTHER INCOME (EXPENSE):
 Interest income                             111,295             16,087
 Interest expense                            (11,552)           (10,451)
 Option/license fees                          17,387            110,000
 Royalty income                              121,555               --
 Foreign exchange loss                       (10,765)            (1,308)
 Miscellaneous expense                          (534)              (436)
                                         -----------        -----------

Total other income                           227,386            113,892
                                         -----------        -----------

Income before minority
 interest and income taxes                 1,261,263            427,399

Minority interest in net income of
 consolidated subsidiary                      (1,545)            (1,937)
                                         -----------        -----------

Income before income taxes                 1,259,718            425,462


Income taxes                                (352,090)              --
                                         -----------        -----------

NET INCOME                               $   907,628        $   425,462
                                         ===========        ===========

NET INCOME PER SHARE                     $       .13        $       .10
                                         ===========        ===========

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING              6,737,189          4,417,074
                                         ===========        ===========


      See accompanying notes to consolidated financial statement

                             MISONIX, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)



                                                   Three months ended
                                                       September 30,
                                                ----------------------
                                                  1997           1996
                                                  ----           ----

OPERATING ACTIVITIES:
  Net income                                    $   907,628      $   425,462
  Adjustments to reconcile net income
    to net cash (used in) provided by
     operating activities:
      Depreciation and amortization                 130,279           56,494
      Minority interest in net income
       of subsidiary                                  1,545            1,937
      Foreign currency loss                           9,394            4,072
      Changes in operating assets and
       liabilities:
        Accounts receivable                      (1,694,275)        (103,359)
        Inventory                                  (428,108)        (295,641)
        Prepaid expenses and other
         receivables                                 (3,323)         176,159
        Accounts payable and accrued
         expenses                                  (719,299)        (179,029)
        Income taxes payable                        241,911             --
                                                -----------      -----------
  Net cash (used in) provided by
   operating activities                          (1,554,248)          86,095
                                                -----------      -----------

INVESTING ACTIVITIES:
  Purchase of investments held to maturity       (2,906,310)        (116,271)
  Acquisition of property and equipment            (103,021)        (120,657)
  Patent costs                                         --               (322)
                                                -----------      -----------
  Net cash used in investing activities          (3,009,331)        (237,250)
                                                -----------      -----------

FINANCING ACTIVITIES:
  Deferred income                                    (9,587)         (10,000)
  Proceeds from note payable to bank                 56,155           18,242
  Increase in capital lease obligations                --             37,189
  Principal payments on capital lease
   obligations                                       (7,581)            --
                                                -----------      -----------
  Net cash provided by financing activities          38,987           45,431
                                                -----------      -----------


Effect of exchange rates                               (644)               3
                                                -----------      -----------

NET DECREASE IN CASH                             (4,525,236)        (105,721)

CASH, beginning of period                         5,409,830        1,153,999
                                                -----------      -----------

CASH, end of period                             $   884,594      $ 1,048,278
                                                ===========      ===========


      See accompanying notes to consolidated financial statements.

                            MISONIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information with respect to interim periods is unaudited)


1. Basis of Presentation

The consolidated financial statements of Misonix, Inc. include the accounts of Misonix, Inc., its 84.05% owned subsidiary, Labcaire Systems Ltd. ("Labcaire"), and its 100% owned subsidiary, Misonix, Ltd. All significant intercompany balances and transactions have been eliminated.


2. Interim Periods

The financial statements for the three months ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1997.


3. Inventories

                  Inventories are summarized as follows:

                                      September 30,
                                          1997
                                      -------------

                   Raw materials       $1,757,292
                   Work-in-process        423,573
                   Finished goods         532,602
                                       ----------
                                       $2,713,467
                                       ==========


4.  Acquisition

In October 1997, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Form 10-KSB at June 30, 1996), the Company paid (pound)70,666 (approximately $119,000) for 9,286 shares (2.65%) of the 65,000 outstanding shares owned by the Labcaire directors. This represents the fiscal 1996 buy-back portion, as defined in the Agreement.


5.  Stockholders' Equity

On September 9, 1997, the Board of Directors of the Company declared a three-for-two stock split payable to the shareholders of record on October 10,

1997. This dividend was paid to the shareholders on October 21, 1997. All common stock data and per share data in the accompanying consolidated financial statements, and notes thereto, give retroactive effect to this stock split.

                                  MISONIX, INC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended September 30, 1997 and 1996

Net Sales: Net sales of the Company's medical, scientific and industrial products, increased $2,222,729 (79.7%) from $2,789,834 in the three months ended September 30, 1996 to $5,012,563 in the three months ended September 30, 1997. Parent Company sales for the three months ended September 30, 1997 increased
112.8 % while sales at the Company's foreign subsidiary (Labcaire) increased 19.3% . The Company's backlog of unfilled orders increased from $1,966,372 at September 30, 1996 to $6,349,585 at September 30, 1997. This increase is due to increasing demand for the Company's scientific and industrial product lines and new orders relative to the Company's medical devices.

Gross Profit: Gross profit increased from 51.3% of sales in the three months ended September 30, 1996 to 56.9% of sales in the three months ended September 30, 1997 primarily due to the continued medical device sales, significant growth in the domestic sales of the Company and economies of scale relative to this growth.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $1,083,813 (38.8 % of sales) in the three months ended September 30, 1996 to $1,543,352 (30.8% of sales) in the three months ended September 30, 1997. This dollar increase relates to sales costs associated with higher sales volume and hiring of additional personnel, but reflects a percentage decrease due to higher sales volume.

Research and Development Expenses: Medical product research and development expenses were $6,456 in the three months ended September 30, 1996 and $189,950 in the three months ended September 30, 1997. The increase in this area is due to non-funded development costs associated with the Company's medical devices, under its agreements with Medical Device Alliance, Inc. and U.S. Surgical Corporation. Industrial product research and development expenses were $28,750 in the three months ended September 30, 1996 and $86,786 in the three months ended September 30, 1997. This increase is due to upgrades in the fume enclosure product group.

Other Income (Expense): Other income during the three months ended September 30, 1996 was $113,892. During the three months ended September 30, 1997, other income was $227,386. This increase was principally due to $121,555 of royalty income received from Medical Device Alliance, Inc. on sales of the ultrasonic soft tissue aspirator, as per the terms of its licensing agreement with the Company.

Income Taxes: The Company is currently providing for income taxes at a rate of approximately 28%. This rate reflects the benefit of deferred tax assets that could not be used until the Company was profitable.

Liquidity and Capital Resources: At September 30, 1997, the Company had a cash balance of $884,594 and investments held to maturity of $9,273,905 compared with a cash balance of $1,048,278 and investments held to maturity of $469,324 at September 30, 1996. This increase is due to royalties received from Medical Device Alliance, Inc., the $5,687,198 received upon the exercise of warrants in February 1997, and to cash flow from operations. Inventories have increased from $1,503,124 at September 30, 1996 to $2,713,467 at September 30, 1997 reflecting, in part, the establishment of an inventory for the ultrasonic soft tissue aspirator.

                                  MISONIX, INC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


In addition, the Company has a revolving credit facility, which expires on June 30, 1998, in the amount of $500,000 available to the Company for short-term borrowings and letters of credit. Borrowings under the facility bear interest at prime plus 2% and are collateralized by a security interest in all assets of the Company. There are no outstanding borrowings under this facility.

A revolving credit facility from a U.K. bank in the amount of approximately $560,000 was available to Labcaire for short term borrowings. This facility expires in August 1998 when all unpaid principal and interest is due. This facility bears interest at U.K. prime plus 2% and is collateralized by a security interest in all the assets of Labcaire and a guarantee by Labcaire's directors. As of September 30, 1997, $541,950 was outstanding under this facility.

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

                                  MISONIX, INC.


PART II. OTHER INFORMATION


Item 6:           Exhibits and Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1997


                                         MISONIX, INC.
                                     -----------------------------------------
                                     (Registrant)


                                     By: /s/ Joseph Librizzi
                                         -------------------------------------
                                         Joseph Librizzi
                                         President, Chief Executive Officer


                                     By: /s/ Peter Gerstheimer
                                         -------------------------------------
                                         Peter Gerstheimer
                                         Vice President and
                                         Chief Financial Officer