Form 10QSB
period 1997-12-31
MISONIX INC
filed 1998-02-12
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-10986

                                  MISONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                            11-2148932
 ------------------------------                         ---------------------
(State or other jurisdiction of                           (I.R.S  Employer
incorporation or organization                            (Identification No.)

   1938 New Highway Farmingdale, N.Y.                            11735
---------------------------------------                      --------------
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

      YES  X      NO
          ---    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                          Outstanding at
         Class of Common Stock           February 5, 1998
         ---------------------         --------------------

           $.01 par value                   5,677,622

Transitional small business disclosure format (check one):


      YES         NO  X
         ---         ---

                           MISONIX, INC.
                           -------------
Index

PART I.  FINANCIAL INFORMATION                               Page

  Financial Statements:

    Consolidated Balance Sheet
     December 31,1997(Unaudited)                                3

    Consolidated Statements of Operations
     Six Months Ended December 31, 1997
     and 1996 (Unaudited)                                       4

    Consolidated Statements of Operations
     Three Months Ended December 31, 1997
     and 1996 (Unaudited)                                       5

    Consolidated Statements of Cash Flows
     Six Months Ended December 31, 1997
     and 1996 (Unaudited)                                       6

    Notes to Consolidated Financial Statements                  7

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations              8-9

PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                   10

    Signatures                                                  11

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              December 31,
                     ASSETS                                      1997
                                                               -------

CURRENT:

  Cash and cash equivalents                                  $ 1,226,593
  Investments held to maturity                                 8,969,945
  Accounts receivable, net of allowance
    for doubtful accounts of $78,956                           5,960,602
  Inventories (Note 3)                                         3,023,860
  Prepaid expenses and other current assets                      569,362
                                                              ----------
         TOTAL CURRENT ASSETS                                 19,750,362

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $1,736,491                                     925,889

PATENTS, at cost, less accumulated
  amortization of $6,109                                          37,715

GOODWILL, less accumulated amortization
 of $57,833                                                      404,752

OTHER                                                            214,615
                                                             -----------
                                                             $21,333,333
                                                             ===========

                          LIABILITIES AND STOCKHOLDERS'
                                     EQUITY

CURRENT:
  Note payable to bank                                       $   552,093
  Accounts payable                                             1,737,087
  Accrued expenses and other current liabilities               1,847,382
  Current maturities of capital lease obligations                124,077
  Income taxes payable                                           250,661
                                                              ----------
         TOTAL CURRENT LIABILITIES                             4,511,300

CAPITAL LEASE OBLIGATIONS                                        123,627

DEFERRED INCOME                                                  814,836

MINORITY INTEREST (Notes 1 and 4)                                116,438

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 5,677,622                  56,776
  Additional paid-in capital                                  21,384,392
  Deficit                                                     (5,667,639)
  Cumulative foreign currency translation adjustment              (6,397)
                                                              ----------
         TOTAL STOCKHOLDERS' EQUITY                           15,767,132
                                                              ----------
                                                             $21,333,333
                                                             ===========

See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Six months ended
                                                        December 31,
                                               -----------------------------
                                               1997                   1996
                                               ----                   ----


NET SALES                                  $10,837,508              $ 6,403,277

COST OF GOODS SOLD                           4,895,606                3,114,140
                                            ----------               ----------
     Gross profit                            5,941,902                3,289,137
                                            ----------               ----------

OPERATING EXPENSES:
  Selling, general and
   administrative expenses                   3,393,804                2,364,316
  Research and development                     447,703                   98,362
                                             ---------               ----------
  Total operating expenses                   3,841,507                2,462,678
                                            ----------               ----------
Income from operations                       2,100,395                  826,459
                                            ----------               ----------
OTHER INCOME (EXPENSE):
  Interest income                              259,564                   33,801
  Interest expense                             (24,808)                 (21,058)
  Option/license fees                           35,685                  123,437
  Royalty income                               229,754                     -
  Foreign exchange (loss) gain                 (12,583)                  17,830
  Miscellaneous (expense) income                (1,475)                   2,149
                                            ----------               ----------
Total other income                             486,137                  156,159
                                            ----------               ----------
Income before minority interest
  and income taxes                           2,586,532                  982,618

Minority interest in net income of
 consolidated subsidiary                        (9,475)                  (7,411)
                                            ----------               ----------
Income before income taxes                   2,577,057                  975,207

Income taxes                                  (725,231)                    -
                                            ----------               ----------
NET INCOME                                 $ 1,851,826              $   975,207
                                            ==========               ==========
NET INCOME PER SHARE - BASIC                     $ .33                   $  .23
                                                  ====                    =====

NET INCOME PER SHARE - DILUTED                   $ .28                   $  .22
                                                  ====                    =====
WEIGHTED AVERAGE COMMON SHARES               5,674,437                4,236,429
                                            ==========               ==========
WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                6,724,552                4,455,890
                                            ==========               ==========


See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                    Three months ended
                                                        December 31,
                                              -------------------------------
                                                1997                   1996
                                                ----                   ----

NET SALES                                   $ 5,824,945             $ 3,613,443

COST OF GOODS SOLD                            2,737,008               1,756,832
                                             ----------              ----------
     Gross profit                             3,087,937               1,856,611
                                             ----------              ----------
OPERATING EXPENSES:
  Selling, general and
   administrative expenses                    1,850,452               1,280,503
  Research and development                      170,967                  63,156
                                             ----------              ----------
  Total operating expenses                    2,021,419               1,343,659
                                             ----------              ----------
  Income from operations                      1,066,518                 512,952
                                             ----------              ----------
OTHER INCOME (EXPENSE):
  Interest income                               148,269                  17,714
  Interest expense                              (13,256)                (10,607)
  Option/license fees                            18,298                  13,437
  Royalty income                                108,199                     -
  Foreign exchange (loss) gain                   (1,818)                 19,138
  Miscellaneous (expense) income                   (941)                  2,585
                                             ----------              ----------
Total other income                              258,751                  42,267
                                             ----------              ----------
Income before minority interest
  and income taxes                            1,325,269                 555,219

Minority interest in net income of
 consolidated subsidiary                         (7,930)                 (5,474)
                                             ----------              ----------
Income before income taxes                    1,317,339                 549,745

Income taxes                                   (373,141)                   -
                                             ----------              ----------
NET INCOME                                  $   944,198             $   549,745
                                             ==========              ==========
NET INCOME PER SHARE - BASIC                     $  .17                  $  .13
                                                   ====                    ====
NET INCOME PER SHARE - DILUTED                   $  .14                  $  .12
                                                   ====                    ====
WEIGHTED AVERAGE COMMON SHARES                5,676,149               4,275,000
                                             ==========              ==========
WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                 6,751,109               4,462,995
                                            ===========              ==========

See accompanying notes to consolidated financial statements.

                            MISONIX, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                       Six months ended
                                                          December 31,
                                                 ----------------------------
                                                   1997               1996
                                                   ----               ----

OPERATING ACTIVITIES:
  Net income                                     $ 1,851,826        $   975,207
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:

      Depreciation and amortization                  224,781             76,666
      Minority interest in net income
       of subsidiary                                   9,475              7,411
      Foreign currency loss (gain)                    12,294            (12,033)
      Changes in operating assets and
       liabilities:
        Accounts receivable                       (2,920,102)           199,061
        Inventory                                   (724,773)          (592,209)
        Prepaid expenses and other
         receivables                                  (5,550)           175,731
        Deposits and other assets                   (164,058)            (7,526)
        Accounts payable and accrued
         expenses                                     46,243             61,674
        Income taxes payable                         250,661               -
                                                  ----------         ----------
  Net cash (used in) provided by
   operating activities                           (1,419,203)           883,982
                                                  ----------         ----------
INVESTING ACTIVITIES:
  Sales of investment held to maturity               795,803            227,561
  Purchases of investments held to maturity       (3,398,153)        (1,576,772)
  Purchase of additional stock in Labcaire          (119,187)          (102,099)
  Acquisition of property and equipment             (187,254)           (68,770)
                                                  ----------         ----------
  Net cash used in investing activities           (2,908,791)        (1,520,080)
                                                  ----------         ----------
FINANCING ACTIVITIES:
  Deferred income                                     67,785            277,963
  Proceeds from note payable to bank                  55,997               -
  Repayment of note payable to bank                     -               (71,782)
  Exercise of stock options and warrants              13,500             52,500
  Increase in capital lease obligations               22,910               -
  Principal payments on capital lease
   obligation                                        (15,162)           (46,292)
                                                  ----------         ----------

  Net cash provided by financing activities          145,030            212,389
                                                  ----------         ----------
Effect of exchange rates                                (273)                45
                                                  ----------         ----------
NET DECREASE IN CASH                              (4,183,237)          (423,664)
CASH, beginning of period                          5,409,830          1,153,999
                                                  ----------         ----------
CASH, end of period                              $ 1,226,593        $   730,335
                                                  ==========         ==========


See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)

1. Basis of Presentation

The consolidated financial statements of Misonix, Inc. include the accounts of Misonix, Inc., its 86.7% owned subsidiary, Labcaire Systems Ltd. ("Labcaire"), and its 100% owned subsidiary, Misonix, Ltd. All significant intercompany balances and transactions have been eliminated.

2. Interim Periods

The financial statements for the six months ended December 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1997.

3. Inventories

                  Inventories are summarized as follows:

                                      December 31,
                                         1997
                                      -----------

                   Raw materials       $1,871,661
                   Work-in-process        523,554
                   Finished goods         628,645
                                       ----------
                                       $3,023,860
                                       ==========

4.  Acquisition

In October 1997, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Form 10-KSB at June 30, 1996), the Company paid (pound)70,666 (approximately $119,000) for 9,286 shares (2.65%) of Labcaire's common stock. This represents the fiscal 1997 buyback portion, as defined in the Agreement.

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

                                  MISONIX, INC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six months Ended December 31, 1997 and 1996

Net Sales: Net sales of the Company's medical, scientific and industrial products, increased $4,434,231 (69.2%) from $6,403,277 in the six months ended December 31, 1996 to $10,837,508 in the six months ended December 31, 1997. Parent Company sales for the six months ended December 31, 1997 increased 100.1 % while sales at the Company's foreign subsidiary (Labcaire) increased 14.1% . The Company's backlog of unfilled orders increased from $3,415,275 at December 31, 1996 to $10,855,266 at December 31, 1997. This increase is due to increasing demand for the Company's scientific and industrial product lines and new orders relative to the Company's medical devices.

Gross Profit: Gross profit increased from 51.4% of sales in the six months ended December 31, 1996 to 54.8% of sales in the six months ended December 31, 1997 primarily due to the increased medical device sales, significant growth in the domestic sales of the Company and economies of scale relative to this growth.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $2,364,316 (36.9 % of sales) in the six months ended December 31, 1996 to $3,393,804 (31.3% of sales) in the six months ended December 31, 1997. This dollar increase relates to sales costs associated with higher sales volume and hiring of additional administrative and technical personnel, but reflects a percentage decrease due to higher sales volume.

Research and Development Expenses: Medical product research and development expenses were $22,120 in the six months ended December 31, 1996 and $287,269 in the six months ended December 31, 1997. The increase in this area is due to non-funded development costs associated with the Company's medical devices, under its agreements with Medical Device Alliance, Inc. and U.S. Surgical Corporation and new projects. Industrial product research and development expenses were $76,242 in the six months ended December 31, 1996 and $160,434 in the six months ended December 31, 1997. This increase is due to upgrades of fume enclosure products and development work on new ultrasonic products.

Other Income (Expense): Other income during the six months ended December 31, 1996 was $156,159. During the six months ended December 31, 1997, other income was $486,137. This increase was principally due to royalty income received from Medical Device Alliance, Inc. on sales of the ultrasonic soft tissue aspirator and interest income on investments.

Income Taxes: The Company is currently providing for income taxes at a rate of approximately 28%. This rate reflects the benefit of deferred tax assets that could not be used until the Company was profitable.

Liquidity and Capital Resources: At December 31, 1997, the Company had a cash balance of $1,226,593 and investments held to maturity of $8,969,945 compared with a cash balance of $730,335 and investments held to maturity of $1,702,264 at December 31, 1996. This increase is due to royalties received from Medical Device Alliance, Inc., the $5,687,198 received upon the exercise of warrants in February 1997, and to cash flow from operations. Inventories have increased from $1,861,730 at December 31, 1996 to $3,023,860 at December 31, 1997 reflecting, in part, the establishment of an inventory for the ultrasonic soft tissue aspirator and the ultrasonic scalpel.

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

A revolving credit facility from a U.K. bank in the amount of approximately $560,000 is available to Labcaire for short term borrowings. This facility expires in August 1998 when all unpaid principal and interest is due. This facility bears interest at U.K. prime plus 2% and is collateralized by a security interest in all the assets of Labcaire and a guarantee by Labcaire's directors. As of December 31, 1997, $552,093 was outstanding under this facility.

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

                                  MISONIX, INC.

PART II. OTHER INFORMATION

Item 6:  :        Exhibits and Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 1998

                                  MISONIX, INC.
                             --------------------------------------------------
                             (Registrant)



                             By: /s/ Joseph Librizzi
                                 ----------------------------------------------
                                 Joseph Librizzi
                                 President, Chief Executive Officer


                             By: /s/Peter Gerstheimer
                                 ----------------------------------------------
                                 Peter Gerstheimer
                                 Vice President and
                                 Chief Financial Officer