Form 10QSB
period 1998-03-31
MISONIX INC
filed 1998-05-13
CIK 880432

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                                --------------

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

      YES  X      NO
         -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                  Outstanding at
         Class of Common Stock                      May 1, 1998
         ---------------------                      -----------

            $.01 par value                           5,682,792

Transitional small business disclosure format (check one):

      YES         NO  X
         -----      -----

                                 MISONIX, INC.
                                 -------------

Index

PART I.  FINANCIAL INFORMATION                                           Page

  Financial Statements:

    Consolidated Balance Sheet
     March 31, 1998(Unaudited)                                            3

    Consolidated Statements of Operations
     Nine months ended March 31, 1998
     and 1997 (Unaudited)                                                 4

    Consolidated Statements of Operations
     Three Months Ended March 31, 1998
     and 1997 (Unaudited)                                                 5

    Consolidated Statements of Cash Flows
     Nine months ended March 31, 1998
         and 1997 (Unaudited)                                             6

    Notes to Consolidated Financial Statements                            7

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        8-9


PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                             10

    Signatures                                                            11

                                 MISONIX, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                          ==========================

                                                                  March 31,
                     ASSETS                                         1998
                     ------                                     ------------
CURRENT:
  Cash and cash equivalents                                     $  3,161,909
  Investments held to maturity                                     8,361,207
  Accounts receivable, net of allowance
    for doubtful accounts of $106,118                              5,068,779
  Inventories (Note 3)                                             3,101,754
  Prepaid expenses and other current assets                          644,179
                                                                ------------

         TOTAL CURRENT ASSETS                                     20,337,828

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $1,786,666
                                                                   1,222,518
PATENTS, at cost, less accumulated
 amortization of $6,733                                               37,091

GOODWILL, less accumulated amortization
 of $62,459                                                          400,126

OTHER                                                                 52,651
                                                                ------------

                                                                $ 22,050,214
                                                                ============
          LIABILITIES AND STOCKHOLDERS'
                    EQUITY
          -----------------------------
CURRENT:
  Note payable to bank                                          $    236,250
  Accounts payable                                                 1,937,212
  Accrued expenses and other current liabilities                   1,875,015
  Current maturities of capital lease obligations                    122,341
                                                                ------------

         TOTAL CURRENT LIABILITIES                                 4,170,818

CAPITAL LEASE OBLIGATIONS                                            104,331

DEFERRED INCOME                                                      845,872

MINORITY INTEREST (Note 1)                                           116,502

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 5,677,622                      56,776
  Additional paid-in capital                                      21,384,392
  Deficit                                                         (4,632,845)
  Cumulative foreign currency translation adjustment                   4,368
                                                                ------------

         TOTAL STOCKHOLDERS' EQUITY                               16,812,691
                                                                ------------

                                                                $ 22,050,214
                                                                ============

          See accompanying notes to consolidated financial statements

                                 MISONIX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     =====================================

                                                For the nine months ended
                                                        March 31,
                                            --------------------------------
                                                1998                1997
                                                ----                ----

NET SALES                                   $ 17,353,978        $ 11,505,876

COST OF GOODS SOLD                             8,105,262           5,233,925
                                            ------------        ------------

     Gross profit                              9,248,716           6,271,951
                                            ------------        ------------
OPERATING EXPENSES:
 Selling, general and
  administrative expenses                      5,281,296           3,903,953
 Research and development                        704,581             191,178
 Non-cash compensation charge                       --             4,359,600
                                            ------------        ------------

  Total operating expenses                     5,985,877           8,454,731
                                            ------------        ------------

  Income (Loss) from operations                3,262,839          (2,182,780)
                                            ------------        ------------
OTHER INCOME (EXPENSE):
 Interest income                                 343,165              75,982
 Interest expense                                (36,099)            (31,974)
 Option/license fees                              54,649             139,375
 Royalty income                                  386,302             121,314
 Foreign exchange gain (loss)                        191              (2,702)
 Miscellaneous (expense) income                   (2,085)              1,491
                                            ------------        ------------

Total other income                               746,123             303,486
                                            ------------        ------------
Income (Loss) before minority
 interest and income taxes                     4,008,962          (1,879,294)

Minority interest in net income of
 consolidated subsidiary                          (9,539)            (22,508)
                                            ------------        ------------

Income (Loss) before income taxes              3,999,423          (1,901,802)

Income taxes                                  (1,112,803)            (29,029)
                                            ------------        ------------

NET INCOME (LOSS)                           $  2,886,620        $ (1,930,831)
                                            ============        ============

NET INCOME (LOSS) PER SHARE - BASIC         $        .51        $       (.43)
                                            ============        ============

NET INCOME (LOSS) PER SHARE - DILUTED       $        .43        $       (.43)
                                            ============        ============

WEIGHTED AVERAGE COMMON SHARES                 5,675,392           4,541,171
                                            ============        ============
WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                  6,667,868           4,541,171
                                            ============        ============

          See accompanying notes to consolidated financial statements

                                 MISONIX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     =====================================

                                              For the three months ended
                                                      March 31,
                                            ------------------------------
                                               1998               1997
                                               ----               ----

NET SALES                                   $ 6,516,470        $ 5,102,599

COST OF GOODS SOLD                            3,209,656          2,119,785
                                            -----------        -----------

     Gross profit                             3,306,814          2,982,814
                                            -----------        -----------
OPERATING EXPENSES:
 Selling, general and
  administrative expenses                     1,887,492          1,539,637
 Research and development                       256,878             92,816
 Non-cash compensation charge                      --            4,359,600
                                            -----------        -----------

  Total operating expenses                    2,144,370          5,992,053
                                            -----------        -----------

  Income (Loss) from operations               1,162,444         (3,009,239)
                                            -----------        -----------
OTHER INCOME (EXPENSE):
 Interest income                                 83,601             42,181
 Interest expense                               (11,291)           (10,916)
 Option/license fees                             18,964             15,938
 Royalty income                                 156,548            121,314
 Foreign exchange gain (loss)                    12,774            (20,532)
 Miscellaneous expense                             (610)              (658)
                                            -----------        -----------

Total other income                              259,986            147,327
                                            -----------        -----------
Income (Loss) before minority
 interest and income taxes                    1,422,430         (2,861,912)

Minority interest in net income of
 consolidated subsidiary                            (64)           (15,097)
                                            -----------        -----------

Income (Loss) before income taxes             1,422,366         (2,877,009)

Income taxes                                   (387,572)           (29,029)
                                            -----------        -----------

NET INCOME (LOSS)                           $ 1,034,794        $(2,906,038)
                                            ===========        ===========

NET INCOME (LOSS) PER SHARE - BASIC         $       .18        $      (.58)
                                            ===========        ===========

NET INCOME (LOSS) PER SHARE - DILUTED       $       .16        $      (.58)
                                            ===========        ===========

WEIGHTED AVERAGE COMMON SHARES                5,677,622          5,004,177
                                            ===========        ===========
WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                 6,587,427          5,004,177
                                            ===========        ===========

         See accompanying notes to consolidated financial statements

                             MISONIX, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                 =====================================

                                                      Nine months ended
                                                          March 31,
                                                ----------------------------
                                                    1998             1997
                                                    ----             ----
OPERATING ACTIVITIES:
  Net income (loss)                             $ 2,886,620      $(1,930,831)
  Adjustments to reconcile net income
    (loss)to net cash provided by
     operating activities:
      Depreciation and amortization                 275,498          141,828
      Minority interest in net income
       of subsidiary                                  9,539           22,508
      Foreign currency (loss) gain                   (2,476)           6,442
      Non-cash compensation charge                     --          4,359,600
      Changes in operating assets and
       liabilities:
        Accounts receivable                      (1,967,800)      (1,446,094)
        Inventory                                  (794,139)        (845,974)
        Prepaid expenses and other
         receivables                                (78,372)          69,973
        Deposits and other assets                    (2,094)         (25,526)
        Accounts payable and accrued
         expenses                                   226,889        1,843,112
                                                -----------      -----------
  Net cash provided by operating activities         553,665        2,195,038
                                                -----------      -----------

INVESTING ACTIVITIES:
  Sales of investments held to maturity           4,549,722          493,787
  Purchase of investments held to maturity       (6,543,334)      (6,831,942)
  Purchase of additional stock in Labcaire         (119,187)        (102,099)
  Acquisition of property and equipment            (523,195)        (212,168)
  Patent costs                                         --            (16,822)
                                                -----------      -----------
  Net cash used in investing activities          (2,635,994)      (6,669,244)
                                                -----------      -----------

FINANCING ACTIVITIES:
  Deferred income                                    98,821          368,625
  Repayment of note payable to bank                (262,765)         (22,754)
  Principal payments on capital lease
   obligation                                       (16,067)         (68,208)
  Exercise of employee stock options                 13,500           98,350
  Exercise of public warrants,
   less associated costs                               --          5,663,216
                                                -----------      -----------
  Net cash (used in) provided by
   financing activities                            (166,511)       6,039,229
                                                -----------      -----------

Effect of exchange rates                                919               67
                                                -----------      -----------

NET (DECREASE) INCREASE IN CASH                  (2,247,921)       1,565,090

CASH, beginning of period                         5,409,830        1,153,999
                                                -----------      -----------

CASH, end of period                             $ 3,161,909      $ 2,719,089
                                                ===========      ===========

          See accompanying notes to consolidated financial statements

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

2. Interim Periods
   ---------------

The financial statements for the nine months ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1997.

3. Inventories
   -----------

                  Inventories are summarized as follows:

                                        March 31,
                                          1998
                                       ----------
                   Raw materials       $1,815,763
                   Work-in-process        676,914
                   Finished goods         609,077
                                       ----------
                                       $3,101,754
                                       ==========

                                 MISONIX, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Nine months Ended March 31, 1998 and 1997
-----------------------------------------

Net Sales: Net sales of the Company's medical, scientific and industrial products, increased $5,848,102 (50.8%) from $11,505,876 in the nine months ended March 31, 1997 to $17,353,978 in the nine months ended March 31, 1998. Parent Company sales for the nine months ended March 31, 1998 increased 70.4% while sales at the Company's foreign subsidiary (Labcaire) increased 11.3% . The Company's backlog of unfilled orders increased from $5,640,466 at March 31, 1997 to $10,423,936 at March 31, 1998. This increase is due to increasing demand for the Company's scientific and industrial product lines and new orders relative to the Company's medical devices.

Gross Profit: Gross profit decreased from 54.5% of sales in the nine months ended March 31, 1997 to 53.3% of sales in the nine months ended March 31, 1998.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $3,903,953 (33.9 % of sales) in the nine months ended March 31, 1997 to $5,281,296 (30.4% of sales) in the nine months ended March 31, 1998. This dollar increase relates to sales costs associated with higher sales volume and hiring of additional administrative and technical personnel, but reflects a percentage decrease due to higher sales volume.

Research and Development Expenses: Medical product research and development expenses were $50,999 in the nine months ended March 31, 1997 and $489,623 in the nine months ended March 31, 1998. The increase in this area is due to non-funded development costs associated with the Company's medical devices, under its agreements with Medical Device Alliance, Inc. and U.S. Surgical Corporation and new projects. Industrial product research and development expenses were $140,179 in the nine months ended March 31, 1997 and $214,958 in the nine months ended March 31, 1998. This increase is due to upgrades of fume enclosure products and development work on new potential ultrasonic products.

Other Income (Expense): Other income during the nine months ended March 31, 1997 was $303,486. During the nine months ended March 31, 1998, other income was $746,123. This increase was principally due to royalty income received from Medical Device Alliance, Inc. on sales of the ultrasonic soft tissue aspirator and interest income on investments.

Income Taxes: The Company is currently providing for income taxes at a rate of approximately 28%. This rate reflects the benefit of deferred tax assets that could not be used until the Company was profitable.

Liquidity and Capital Resources: At March 31, 1998, the Company had a cash balance of $3,161,909 and investments held to maturity of $8,361,207 compared with a cash balance of $2,719,089 and investments held to maturity of $6,691,208 at March 31, 1997. This increase is due to royalties received from Medical Device Alliance, Inc. and to cash flow from operations. Inventories have increased from $2,082,636 at March 31, 1997 to $3,101,754 at March 31, 1998 reflecting, in part, the establishment of an inventory for the ultrasonic soft tissue aspirator and the ultrasonic scalpel.

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

A revolving credit facility from a U.K. bank in the amount of approximately $560,000 is available to Labcaire for short term borrowings. This facility expires in August 1998 when all unpaid principal and interest is due. This facility bears interest at U.K. prime plus 2% and is collateralized by a security interest in all the assets of Labcaire and a guarantee by Labcaire's directors. As of March 31, 1998, $236,250 was outstanding under this facility.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to , the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, future economic, competitive and market conditions as well as management business decisions.

                                 MISONIX, INC.

PART II. OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K
            --------------------------------

            There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1998
                                   MISONIX, INC.
                                   (Registrant)

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