Form 10KSB40
period 1998-06-30
MISONIX INC
filed 1998-09-23
CIK 880432

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB

         |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended June 30, 1998

         |_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                            -----------     --------------

                          Commission File No. 1-10986

                                 MISONIX, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           New York                                 11-2148932
------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

1938 New Highway, Farmingdale, New York                 11735
---------------------------------------                 -----
(Address of principal executive offices)             (Zip Code)

                           Issuer's telephone number:  (516) 694-9555

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
Common Stock, $.01 par value         Boston Stock Exchange


Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X                No
                             -------                -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $26,764,332

The aggregate market value of the voting stock held by non affiliates of the registrant on September 15, 1998 (computed by reference to the average bid and asked prices of such stock on such date) was approximately: $31,555,245


There were 5,767,680 shares of Common Stock outstanding at September 15, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Transitional Small Business Disclosure Format (check one):

                         Yes                     No    X
                             -------                -------

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

Medical Products

                    In December 1995, the Company entered into a ten-year license agreement with Medical Device Alliance, Inc.("MDA"), giving MDA exclusive world-wide marketing and sales rights for the Company's ultrasonic soft tissue aspiration medical device. Pursuant to the License Agreement, the Company sells such device to MDA. In addition to receiving payment from MDA for its orders of the device, the Company received one-time aggregate licensing fees of $500,000 and receives royalties based upon MDA net sales of such device. Also as part of the agreement, the Company is reimbursed up to a maximum of $30,000 per month (commencing September 1995) for certain product development expenditures. The amount of reimbursements for the years ended June 30, 1998 and 1997 were $65,435 and $127,487, respectively. This license deals with, among other matters, the Company's patent for a liposuction apparatus granted in May, 1995 and its 510(K) approval from the United States Food and Drug Administration to market and sell a device for ultrasonic tissue aspiration. In September 1996, the Company began manufacturing this device for MDA and recognized its first revenues for this product. Total sales of this device to MDA were approximately $5,000,000 and $5,200,000 during the fiscal years ended June 30, 1998 and 1997, respectively.

                  A competitor, Mentor Corporation ("Mentor"), instituted an action against the Company, MDA, and a subsidiary of MDA alleging patent infringement. The Company and its licensee are vigorously contesting and defending against this claim (see "Item 3. Legal Proceedings").

                  In October 1996, the Company entered into a twenty-year license agreement with United States Surgical Corporation ("USS"), covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The license agreement gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the license agreement. Under the license agreement, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company received one-time aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Also as part of the agreement, the Company was reimbursed for certain product development expenditures (as defined in the agreement). The amount of reimbursement (which began in February 1997) was $278,231 and $349,028 in the fiscal years ended June 30, 1998 and 1997, respectively. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $6,500,000 during the fiscal year ended June 30, 1998.

                  Licensing fees from both the MDA and the USS license agreements are amortized over the respective terms of such agreements.

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

                  The Sonicator is used in laboratories as a biological cell and tissue disruptor and for the preparation of substances used to target drug delivery in the body and certain agents used to visualize the circulatory system non-invasively. In analytical chemistry, ultrasonic processors such as the Sonicator remove gases from solvents and prepare samples for chemical analysis. Similar procedures are used in biotechnology in the production of medications and chemicals. The Sonicator is also used in the acceleration of chemical reactions and the extraction of proteins from cells such as E.coli and yeast. Sonication can strip away the outer coating of a virus and fragment DNA for immunological studies. It is also widely applied in manufacturing pharmaceu- ticals, fuel/oil emulsions, homogenizing pigments and dyes and improving the quality and consistency of these products. Additional uses of the Sonicator are, among others, quality control, including the dispersion of black carbon in the ink industry, improving polymer films, degassing carbonated beverages, beer, wines and spirits, and solvents.

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

                  The Mystaire scrubber is an air pollution abatement system which removes difficult airborne contaminants emitted from laboratory, industrial and sewage treatment processes. The scrubber operates on a broad range of contaminants and is par ticularly effective on gaseous contaminants such as sulfur oxides. The Company also manufactures a range of "point of use" scrubbers for the microelectronics industry. This equipment eliminates low levels of toxic and noxious contaminants arising from silicon wafer production.

                  The Company received its largest order ever for a scrubber system valued at approximately $1,100,000. The system shipped in May 1998 to a semiconductor gas manufacturing company.

                  The Company owns an 86.7% interest in Labcaire Systems Ltd. ("Labcaire"), a United Kingdom company formed in February 1992 with its principal place of business in Clevedon, England. The balance of the capital stock of Labcaire is owned by four executives who have, under a purchase Agreement ("Agreement"), agreed to sell one-seventh of their total holding of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended 1996. Under the Agreement, the Company is required to repurchase such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year. Pursuant to the Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company for (pound)62,388 (approximately $102,100), in October 1996, for the year ended June 30, 1996; 9,286 shares (2.65%) were purchased by the Company for (pound)70,666 (approximately $119,000), in October 1997, for the year ended June 30, 1997, and 9,286 shares (2.65%) will be purchased by the Company for (pound)73,638 (approximately $124,000) for the year ended June 30, 1998. The effective date of this transaction is expected to be October 1998. Labcaire's business consists of designing, manufacturing, and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. Labcaire is the European distributor of the Company's ultrasonic scientific and industrial products. The present management of Labcaire consists of four executives/minority interest shareholders with experience in chemical containment and air handling technologies. Labcaire manufactures class 100 biosafety hazard enclosures, used in laboratories to provide sterile environments and protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its tradename. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system ("Autoscope"). The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes.

Market and Customers

                  The Company relies on its joint venture partner, MDA, for marketing its ultrasonic soft tissue aspiration medical device and relies on its joint venture partner, USS, for marketing its ultrasonic surgical device. The Company will seek to control the development and marketing of other potential ultrasonic medical devices where possible, as well as considering other joint ventures.

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

                  The Company relies on direct salespersons, distributors, manufacturing representatives, and catalogue listings for the marketing of its scientific and industrial products. The Company currently sells through more than seven manufacturing representatives and distributors in the United States. The Company currently employs three direct sales persons who operate outside the Company's offices and conduct direct marketing on a regional basis, two sales specialists, one marketing manager, and a vice-president of sales and marketing who work in the Company's offices. The Company's sales efforts include advertising and participating in trade shows.

                  In fiscal 1998, approximately 27.3% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's scientific and industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products. Sales by the Company in other major industrial countries are made through distributors.

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

                  The following is a list of the U.S. Patents which have been issued to the Company:

Number and issue date                          Description
---------------------                          -----------

4,920,954 (May 1990)        Cavitation Device - relating to the
                            Alliger System for applying ultrasonic
                            forces on clots and plaque in human
                            arteries using a generator, transducer and titanium wire.

5,026,167 (June 1991)       Fluid Processing - relating to the
                            Company's environmental control product
                            line for introducing ozone and liquid into the cavitation zone for an ultrasonic probe.

Number and issue date                          Description
---------------------                          -----------

5,032,027 (July 1991)       Fluid processing - relating to the
                            Company's environmental control product
                            line for the intimate mixing of ozone and contaminated water for the purpose of purification.

5,248,296 (Sept. 1993)      Wire with sheath - relating to the
                            Company's Alliger System for reducing
                            transverse motion in its catheters.

5,306,261 (April 1994)      Guidewire guides - relating to the
                            Company's Alliger System for a catheter
                            with collapsible wire guide.

5,443,456 (August 1995)     Guidewire guides - relating to the
                            Company's Alliger System for a catheter
                            with collapsible wire guide.

5,371,429 (Dec. 1994)       Flow-thru transducer - relating to the
                            Company's liposuction system and its
                            ultrasonic industrial products for an
                            electromechanical transducer device.

5,397,293 (March 1995)      Catheter sheath -relating to the Company's
                            Alliger System for an ultrasonic device
                            with sheath and transverse motion damping.

5,419,761 (May 1995)        Liposuction - relating to the Company's
                            liposuction apparatus and associated
                            method.  The Company has settled the
                            dispute with the two individuals who are joint inventors, with the Company's founder, of this patent (see "Medical
                            Products").

5,465,468 (Nov.1995)        Flow-thru transducer - relating to the
                            method of making an electromechanical
                            transducer device to be used in
                            conjunction with the soft tissue
                            aspiration system and the Company's
                            ultrasonic industrial products.

5,516,043 (May 1996)        Atomizer horn - relating to an ultrasonic
                            atomizing device which is used in the
                            Company's industrial products.

5,527,273 (June 1996)       Ultrasonic probes - relating to an
                            ultrasonic lipectomy probe to be used
                            with the soft tissue aspiration
                            technology.

Number and issue date                          Description
---------------------                          -----------

5,769,211 (June 1998)       Autoclavable switch - relating a medical
                            handpiece with autoclavable rotary switch to be used in medical procedures.

                  The Company filed three foreign patent applications (one in April 1995 and two in April 1997) relating to an ultrasonic lipectomy probe to be used with the soft tissue aspiration technology.

Backlog

                  As of June 30, 1998, the Company's backlog, including Labcaire, relating to industrial products was approximately $2,100,000 as compared with approximately $1,700,000 as of June 30, 1997. The Company's backlog relative to medical products was approximately $6,700,000 at June 30, 1998 and approximately $2,900,000 at June 30, 1997.

Employees

                  As of September 15, 1998, the Company, including Labcaire, employed a total of 143 full-time people, including 35 in management and supervisory positions. The Company considers its relationship with its employees to be satisfactory.

Item 2.   Description of Property.

                  The Company occupies approximately 34,000 square feet, at 1938 New Highway, Farmingdale, New York, under a lease expiring on April 30, 1999. The rental amount, which is approximately $22,000 per month, includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company is exploring alternatives, to take effect following expiration of this lease, which include a move to new facilities or the expansion and renewal of the lease covering its existing facilities. Labcaire occupies approximately 12,000 square feet, at 15 Hither Green, Clevedon, England, under a lease expiring July 20, 1999. The rental amount is approximately $6,000 per month with a pro rata share of local taxes and water and sewer charges billed separately. Both properties are in good condition.

Item 3.   Legal Proceedings.

                  The Company, Medical Device Alliance, Inc. ("MDA"), and MDA's wholly-owned subsidiary, Lysonix, Inc., are defendants in an action alleging patent infringement filed by Mentor. Both the Company and its licensee (MDA) are aggressively contesting Mentor's claim. A motion for preliminary injunction filed by Mentor, requesting that the Company and its licensees be precluded from selling the ultrasonic soft tissue aspirator, was heard and dismissed by the U.S. District Court on September 11, 1998, at which time a trial on the merits was scheduled for January 1999. Based upon the current status of matters, management believes that the outcome of this suit will not have a material adverse effect on the Company's consolidated financial position and consolidated results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 1998.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

                  The Company's common stock, $.01 par value ("Common Stock") is listed on the Boston Stock Exchange under the symbol "MSO" and is traded in the over-the-counter market on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") under the symbol "MSON". Trading on both the Boston Stock Exchange and on NASDAQ commenced on January 23, 1992.

                  On September 9, 1997, the Board of Directors of the Company declared a 3 for 2 stock split payable as a 50% stock dividend to shareholders of record on October 10, 1997. All common stock data, per share data and market prices per common share in this report have been retroactively adjusted to reflect the stock split.

                  The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. The trading on the Boston Stock Exchange has been limited to date and has been at prices substantially similar to those quoted below for NASDAQ.

 Fiscal 1998                                         High                Low
 -----------                                         ----                ---

         First Quarter.....................       $ 15.17              $ 5.13

         Second Quarter....................         15.67                 6.50

         Third Quarter.....................          7.75                 5.50

         Fourth Quarter....................          8.75                 5.50

 Fiscal 1997:                                        High                Low
 ------------                                        ----                ---

         First Quarter.....................       $  2.92               $ 2.00

         Second Quarter....................          5.75                 2.25

         Third Quarter.....................          7.00                 4.33

         Fourth Quarter....................          7.50                 4.42


As of September 15, 1998, the Company had 5,767,680 shares of Common Stock outstanding and 150 shareholders of record. This does not take into account stockholders whose shares are held in "street name" by brokerage houses. The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, in its business operations.

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


Results of Operations:

         The following table sets forth, for the two most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Statement of Operations:
                                                  Fiscal years ended
                                                      June 30,
                                                 -------------------
                                                  1998       1997
                                                  ----       ----

Net sales .......................................100.0%     100.0%
Cost of goods sold .............................. 45.7       43.2
                                                 -----      -----

Gross profit .................................... 54.3       56.8
                                                 -----      -----

Selling, general and administrative expenses .... 27.7       31.1
Research and development expenses
   -medical products.............................  2.1         .6
Research and development expenses
   -industrial products..........................  1.1        1.4
Non-cash compensation charge.....................   -        25.9
                                                 -----       -----

Total operating expenses......................... 30.9       59.0
                                                 -----      -----

Income (loss) from operations...................  23.4       (2.2)

Other income ....................................  4.3        3.7
                                                  ----      -----

Income before minority interest
   and income taxes.............................. 27.7        1.5

Minority interest ...............................  (.1)       (.2)
                                                 -----      -----

Income before income taxes....................... 27.6        1.3

Income taxes.....................................  7.7         .3
                                                  ----       ----

Net income                                        19.9        1.0
                                                 =====      =====

         The following table provides a breakdown of net sales by major category for the periods indicated:

                                                     Fiscal years ended
                                                          June 30,
                                                   ----------------------
                                                     1998         1997
                                                     (in thousands)

         Ultrasonic medical devices................$11,500      $ 5,217
         Ultrasonic products ......................  3,431        3,174
         Scrubbers ................................  3,760        1,943
         Ductless fume enclosures .................  8,073        7,226
                                                   -------      -------
     Net sales ................................    $26,764      $17,560
                                                   =======     ========

         The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                                                     Fiscal years ended
                                                          June 30,
                                                   ---------------------
                                                     1998          1997
                                                      (in thousands)

         Canada and Mexico ........................$   265       $   122
         Europe ...................................  5,883         4,894
         Asia .....................................    786           934
         Middle East ..............................    180           180
         Other ....................................    185           336
                                                     -----      --------
                                                   $ 7,299       $ 6,466
                                                   =======      ========

Fiscal years ended June 30, 1997 and 1998

                  Net Sales. Net sales increased by 52.4% between the fiscal year ended June 30, 1997 and the fiscal year ended June 30, 1998 from $17,560,041 to $26,764,332. Approximately 68% of this increase was due to the Company's medical device sales which were approximately $11,500,000 during the fiscal year ended June 30, 1998. These revenues are the result of the Company's strategic alliances with MDA and USS.

                  Ultrasonic products include the Sonicator liquid processor and cell disrupter systems, ultrasonic cleaners, related accessories, and repair and service. The increase of approximately $257,000 or 8.1% in sales of ultrasonic products in fiscal 1998 is the result of new marketing strategies which improved distribution efforts and allowed the Company to increase its market share and explore new markets.

                  The increase of approximately $1,817,000 or 93.5% in scrubber sales between fiscal 1997 and fiscal 1998 was due to continued growth in traditional markets and expansion into full production scale systems, which included a sale in the amount of approximately $1,100,000 for a semiconductor gas manufacturer.

                  Sales of fume enclosures increased by approximately $847,000 or 11.7% in the fiscal year ended 1998 due to increased marketing efforts for its domestic products, the introduction of the Aura Ductless Fume Enclosure and the continued success of the Company's forensic product line and Labcaire's Autoscope.

                  During fiscal 1997 and fiscal 1998, the Company had foreign net sales of $6,465,673 and $7,299,136, respectively, representing 36.8% and 27.3% of net sales for such years, respectively. This increase in sales is principally due to Labcaire's increased sales volume in fiscal 1998 over fiscal 1997, increasing to $5,956,763 from $5,469,992. The decrease in foreign sales as a percent of total sales is a result of the Company selling approximately $11,500,000 of medical devices domestically during fiscal 1998 as compared to $5,200,000 during fiscal 1997.

                  Gross profit. There was an decrease in overall gross profit margin to 54.3% in fiscal 1998 from 56.8% in fiscal 1997 because of increased revenue from product lines with lower gross profits.

                  Selling, general and administrative expenses. There was a 35.6% increase, from $5,464,391 to $7,407,038 in SG&A expenses from fiscal 1997 to fiscal 1998 owing in part to higher commissions on increased sales volume and the hiring of additional employees. However, the increased sales volume resulted in a decrease of these expenses to 27.7% of net sales in fiscal 1998 compared to 31.1% in fiscal 1997.

                  Research and development expenses. Medical product research and development expenses were $105,120 in fiscal 1997 and $574,018 in fiscal 1998 The increase in medical product R&D expenses is due to non-funded development costs, associated with the Company's medical devices. Industrial product R&D expenses were $245,668 in fiscal 1997 and $285,401 in fiscal 1998.

                  Non-Cash Compensation Charge. During fiscal 1997, the Company recorded a non-cash compensation charge for certain stock options aggregating approximately $4,500,000. This represented the increase in the Company's market price per share between the date of grant by the Board of Directors and the date of shareholder approval.

                  Interest expense. Interest expense was $68,649 in fiscal 1997 and $75,870 in fiscal 1998. This increase was due to higher United Kingdom interest rates on Labcaire's bank borrowings and automobile leases.

                  Option/license Fees. In December 1995, the Company entered into a licensing agreement with MDA. As part of this agreement, the Company has received $500,000 in licensing fees, of which $52,609 and $45,000 has been recorded as income during fiscal 1998 and fiscal 1997, respectively. In October 1996, the Company entered a licensing agreement with USS. The Company has received $100,000 under the option agreement preceding the license agreement and $475,000 in licensing fees, of which $21,004 and $10,312 has been recorded as income during fiscal 1998 and fiscal 1997, respectively.

                  Net income. For the fiscal year ended June 30, 1998, the Company recorded net income of $5,328,381, or $.81 diluted earnings per share, compared to net income of $177,125, or $.03 diluted earnings per share, for the year ended June 30, 1997.

Liquidity and Capital Resources:

                  At June 30, 1998, the Company had a cash and cash equivalent balance of $4,592,911 and investments held to maturity of $6,407,472 compared with a cash and cash equivalent balance of $5,409,830 and investments held to maturity of $6,367,595 at June 30, 1997. This decrease is due principally to extended payment terms with certain major customers.

                  Accounts receivable have increased from $2,748,566 at June 30, 1997 to $8,161,539 at June 30, 1998 primarily due to increased sales of the Company's medical devices and extended payment terms with certain major customers.

                  Inventories have increased from $2,304,732 at June 30, 1997 to $3,011,913 at June 30, 1998 reflecting, in part, higher inventory levels due to increased sales of the Company's medical devices.

                  The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

Currency Risk:

                  Approximately 23% of the Company's revenues in fiscal 1998 were received in English Pounds Sterling currency. To the extent that the Company's revenues are generated in English Pounds and, for purposes of the Company reporting its financial position, its operating results are converted into U.S. Dollars using rates of 1.65 and 1.62 in the years ended June 30, 1998 and 1997, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

Year 2000 Compliance:

                  The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks. During the first quarter of fiscal 1998, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. With respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, cannot be remediated in a timely manner; and therefore are not expected to create a material risk of disruption of operations. With respect to outside vendors, those vendors which have been contacted have indicated that their hardware or software is or will be year 2000 compliant in time frames that meet regulatory requirements. Evaluations of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations.

Other:
                  In the opinion of management, inflation has not had a material effect on the operations of the Company.


Item 7.   Financial Statements

                  The independent auditor's report and consolidated financial statements listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1.


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


                  None

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

         The Company currently has four Directors. Their term expires at the Annual Meeting and all four are standing for reelection for a term of one year. The following tables contains information regarding all Directors and executive officers of the Company:

                                                                                                       Director
Name                                Age     Principal Occupation                                        Since
----                                ---     --------------------                                       --------

Gary Gelman                         51      Chairman of the Board                                         1995
                                            of Directors

Joseph Librizzi                     60      President,                                                    1971
                                            Chief Executive Officer,
                                            Treasurer and a Director

Peter Gerstheimer                   49      Vice President,                                                 --
                                            Chief Financial Officer
                                            and Secretary

Ronald Manna                        44      Vice President of Operations                                    --

Robert Lee                          39      Vice President of Sales and Marketing                           --

Howard Alliger                      71      Director                                                      1971

Arthur Gerstenfeld                  70      Director                                                      1992

         The following is a brief account of the business experience for the past five years of the Company's Directors and officers:

         Gary Gelman, the founder of American Claims Evaluation, Inc., a publicly traded company engaged in auditing hospital bills and providing vocational rehabilitational counseling, has been Chairman of the Board and a Director of that company for more than ten years. Since 1973, Mr. Gelman has also been Chief Executive Officer of American Para Professional Systems, Inc., a privately held entity, which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A. Degree from Queens College. Mr. Gelman became Chairman of the Board of the Company in March 1996.

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

         Peter Gerstheimer became Vice President and Chief Financial Officer of the Company in September 1992. From December 1984 to September 1992, he was Vice President of Finance at Thermex- Thermatron, Inc., a manufacturer of high-frequency electronic heat sealing and processing equipment. Previously, he served as Treasurer and Controller of LogiMetrics, a manufacturer of electronic test components and systems for military and non- military use. Mr. Gerstheimer is a licensed certified public accountant in the State of New York and was a senior accountant at Touche Ross & Co. Mr. Gerstheimer holds a B.A. Degree from Hofstra University.

         Ronald Manna became Vice President - Operations of the Company in September 1989. For more than three years prior thereto, Mr.
Manna served as the Director of Engineering of the Company.  Mr.
Manna holds a B.S. Degree in mechanical engineering from Hofstra
University.

         Robert Lee became Vice President of Sales and Marketing in August 1996. For the year prior thereto, he served as Director of Sales and Marketing for the laboratory products division of the Company. Prior to employment with the Company, Mr. Lee was a Divisional General Manager, National Sales Manager and Regional Sales Manager for Pall Corporation, a leading filtration company where he worked for seven years. Prior to Pall Corporation, Mr. Lee worked for American Bionetics as a Regional Manager. Mr. Lee holds a B.A. Degree in Chemistry from the State University of New York at Plattsburg.

         Howard Alliger founded the Company's predecessor in 1955 and the Company was a sole proprietorship until 1960. The Company name then was Heat Systems-Ultrasonics. Mr. Alliger was President of the Company until 1982 and Chairman of the Board until 1996. He has been awarded 23 patents and has published various papers on ultrasonic technology. For three years, ending in 1991, Mr.
Alliger was the President of the Ultrasonic Industry Association.
Mr. Alliger holds a B.A. degree in economics from Allegheny College and also attended Cornell University School of Engineering for four years. He has also established, and is President of, two privately held entities which are engaged in pharmaceutical research and development.

         Arthur Gerstenfeld is currently Professor of Industrial Engineering and Professor of Management at Worcester Polytechnic Institute, Worcester, Massachusetts. Dr. Gerstenfeld received his Ph.D. and Masters Degree from Massachusetts Institute of Technology (Sloan School of Management). He has edited and authored seven books and approximately forty articles focusing on innovation and productivity. Dr. Gerstenfeld's industrial experience has been as founder, CEO, and Chairman of the Board of UFA, Inc. He is the holder of four patents on which that company is based.

Item 10.  Executive Compensation.

         The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000:

                           Summary Compensation Table

                              Annual Compensation


Name and Principal         Fiscal
         Position           Year       Salary ($)      Bonus ($)
-------------------------   -----      ----------      ---------

Joseph Librizzi             1998       193,333         170,141
President, Chief            1997       160,000         379,394
Executive Officer           1996       160,000          23,971
and Treasurer

Robert Lee                  1998        78,160          6,307
Vice President of           1997        67,708         38,818
Sales & Marketing           1996        52,303         14,925

Employment Agreements

        The Company has entered into an employment agreement with Dr. Librizzi, who is employed pursuant thereto as President and Chief Executive Officer. The agreement expires on September 30, 1998. It is automatically renewed for a successive one-year term unless the Company or the executive elects not to renew. The agreement provides for an annual salary (starting September 1, 1997) of $200,000 plus a Company provided automobile and bonus measured by pretax operating earnings. Dr. Librizzi receives additional benefits that are generally provided to other employees of the Company.

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

Option Exercises in Last Fiscal Year and Year-end Values

        No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 1998. The following table contains information concerning the number and value, at June 30, 1998, of unexercised options held by executive officers named in the Summary Compensation Table:

                                                          Value of
                      Number of Securities            Unexercised
                     Underlying Unexercised           In-the-Money
                        Options/SARs at              Options/SARs at
                       Fiscal Year End (#)           Fiscal Year End ($)
     Name          (Exercisable/Unexercisable)   (Exercisable/Unexercisable)(1)
     ----          ---------------------------   ------------------------------

Joseph Librizzi           150,000/50,000                  $939,000/$0
Robert Lee                 30,000/25,000                  $216,000/$0
-------
(1) Fair market value of underlying securities (the closing price of the Common Stock on the National Association of Securities Dealers Automated Quotation System) at June 30, 1998 minus the exercise price.

Stock Options

         In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 1998, options to purchase 162,750 shares were outstanding under the 1991 Plan at exercise prices ranging from $.50 to $6.78 per share and options to purchase 212,250 shares had been exercised or canceled.

         In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock of the Company and the 1996 Outside Directors Stock Option Plan covering an aggregate of 1,125,000 shares of Common Stock of the Company. At June 30, 1998, options to purchase 242,750 shares were outstanding at exercise prices ranging from $4.00 to $18.50 under the Employee Incentive Stock Option Plan and options to acquire 778,500 shares were outstanding at an exercise price of $.73 under the Outside Directors Plan. At June 30, 1998, options to purchase 2,250 shares under the Employee Incentive Stock Option Plan have been exercised. Both of these plans, and the transactions under which options to acquire 898,500 shares were granted, were ratified and approved at the annual meeting of shareholders on February 19, 1997. Since the exercise price of the granted options was less than the market price of the Company's stock on February 19, 1997, this resulted in a non-cash compensation charge in the amount of $4,544,600, of which $185,000 was recorded during the fourth quarter of fiscal 1997.

         The plans are administered by the Board of Directors with the right to designate a committee. The selection of participants, allotments of shares, determination of price and other conditions relating to options are determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant.

Compliance with Section 16(a) of the Securities Exchange Act

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC"), the Boston Stock Exchange, and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1998.

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.

         The following table sets forth as of July 31, 1998 certain information with regard to ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each Director and nominee for Director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

                                          Common Stock              Percent
Name and Address (1)                    Beneficially Owned         of Class
--------------------                    ------------------         --------
Howard Alliger......................        909,108 (2)              13.5
Joseph Librizzi.....................        209,700 (3)               3.1
Gary Gelman.........................        788,145 (4)              11.7
Arthur Gerstenfeld..................         53,200 (5)               *
All executive- officers and
   Directors as a group
   (seven persons)..................      2,059,548 (6)              30.5
 ----------
*Less than 1%

(1) The business address of each of the named individuals in this table is c/o Misonix, Inc., 1938 New Highway, Farmingdale, New
       York  11735.
(2) Includes 75,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.
(3) Includes 150,000 shares which Dr. Librizzi has the right to acquire upon exercise of stock options which are currently exercisable.
(4) Includes 688,500 shares which Mr. Gelman has the right to acquire upon exercise of stock options which are currently exercisable.
(5) Includes 18,000 shares which Mr. Gerstenfeld has the right to acquire upon exercise of stock options which are currently exercisable.
(6)    Includes (i) the shares indicated in notes (2), (3),(4), and
       (5), (ii) 60,395 shares which are beneficially owned by an executive officer of the Company (7,500 of which he has a right to acquire upon exercise of stock options which are currently exercisable), (iii) 31,500 shares which are beneficially owned by another executive officer (30,000 shares of which he has the right to acquire upon exercise of stock options which are currently exercisable), and (iv) 7,500 shares which another executive officer has the right to acquire upon exercise of stock options which are currently exercisable.

Item 12.  Certain Relationships and Related Transactions.

                              None

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K.

  a.       Exhibits

           3(a)            Restated Certificate of Incorporation of the
                           Company. (1)

           3(b)            By-laws of the Company. (1)

           10(a) Lease extension and modification agreement dated October 31, 1992. (3)

           10(b)           Stock Option Plan. (1)

           10(g) Settlement and License Agreement dated March 12, 1984 between the Company and Mettler Electronics Corporation. (1)

           10(h) Know-How, Trademark and License Agreement dated July 25, 1983, between the Company and Astec Environmental Systems, Ltd. (1)

           10(j)           Assignment Agreement between the Company and Robert
                           Ginsburg. (2)

           10(k)           Subscription Agreement between the Company and
                           Labcaire. (2)

           10(l) Option Agreements between the Company and each of Graham Kear, Geoffrey Spear, John Haugh, Martin Keeshan and David Stanley. (2)

           10(m) Stock Option Contract between the Company and Michael Juliano. (2)

           10(n) Stock Option Contract between the Company and Joseph Librizzi. (2)

           10(o)           Form of Director's Indemnification Agreement. (2)

           10(p) Stock Option Contract between the Company and Peter Gerstheimer. (4)

           10(q)           Stock Option Contract between the Company and
                           Ronald Manna. (4)

           10(r) Severance Agreement between the Company and Peter Gerstheimer. (4)

           10(s)           Severance Agreement between the Company and Ronald
                           Manna. (4)

           10(t) Employee Agreement dated September 1, 1995 between the Company and Joseph Librizzi. (4)

           10(u) Option Agreement dated September 11, 1995 between the Company and Medical Device Alliance Inc. (4)

           10(w) Amendment to agreement with principal shareholders of Labcaire Systems Ltd. (5)

           10(x) Employee Agreement dated July 24, 1996 between the Company and Joseph Librizzi. (5)

           10(y) Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (6)

           10(z) License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation.
                           (6)

           10(aa) Amendment No. 1 dated January 23, 1997 to Underwriters' Warrant Agreement. (6)

           10(bb)          1996 Non-Employee Director Stock Option Plan. (7)

           10(cc)          1996 Employee Incentive Stock Option Plan. (7)

           10(dd) Employee Agreement dated August 5, 1997 between the Company and Joseph Librizzi. (6)

           22              Subsidiaries of the Company. (2)

           23 Consent of independent public accountants to inclusion of report in Form S-8 Registration Statement. (6)
                   ---------------------------
                  (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (file no. 33-43585).
                  (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year 1992.
                  (3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1993.
                  (4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1995.
                  (5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1996.
                  (6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1997.
                  (7) Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.


b. No reports on Form 8-K were filed by the registrant during the fiscal quarter ended June 30, 1998.

                          [Ernst & Young Letterhead]


                        CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-18907) of Misonix, Inc. pertaining to the Misonix, Inc. 1996 Employee Incentive Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan of our report dated August 7, 1998, with respect to the consolidated financial statements of Misonix,Inc. included in the Annual Report (Form 10-KSB) for the year ended June 30, 1998, filed with the Securities and Exchange Commission.




                                                     /s/ Ernst & Young LLP

Melville, New York
September 23, 1998

                                                  Item 7

                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      Misonix, Inc. and Subsidiaries

                                         Year Ended June 30, 1998



Consolidated Financial Statements:

                                                                                                       Page
                                                                                                       ----

Report of Independent Auditors.......................................................................  F-2
Consolidated Balance Sheet--June 30, 1998............................................................. F-3
Consolidated Statements of Income--Years Ended
   June 30, 1998 and 1997............................................................................  F-4
Consolidated Statements of Stockholders' Equity--Years Ended
   June 30, 1998 and 1997............................................................................  F-5
Consolidated Statements of Cash Flows--Years Ended
   June 30, 1998 and 1997............................................................................  F-6
Notes to Consolidated Financial Statements...........................................................  F-7


                          [Ernst & Young Letterhead]


                         Report of Independent Auditors

The Board of Directors and Stockholders
Misonix, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and Subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Misonix, Inc. and Subsidiaries at June 30, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


                                                  /s/ ERNST & YOUNG LLP

Melville, New York
August 7, 1998

                         Misonix, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                 June 30, 1998


Assets
Current assets:
   Cash and cash equivalents                                                        $   4,592,911
   Investments held to maturity                                                         6,407,472
   Accounts receivable, less allowance for doubtful accounts of $240,911                8,161,539
   Inventories                                                                          3,011,913
   Prepaid expenses and other current assets                                              894,851

Total current assets                                                                   23,068,686
                                                                                    -------------

Property and equipment, net                                                             1,249,264
Deferred income taxes                                                                     529,012
Goodwill, net of amortization of $67,084                                                  395,501
Other assets
                                                                                           86,493
                                                                                    -------------
Total assets                                                                          $25,328,956

Liabilities and stockholders' equity
  Current liabilities:
  Notes payable                                                                       $   534,886
  Accounts payable                                                                      1,980,041
  Accrued expenses and other current liabilities                                          805,703
  Income taxes payable                                                                  1,578,789
  Current maturities of capital lease obligations                                         123,850
                                                                                    -------------
Total current liabilities                                                               5,023,269

Capital lease obligations, net of current portion                                         105,230

Deferred income                                                                           826,908
Minority interest                                                                         121,122

Commitments and contingencies (Notes 6, 9 and 12)

Stockholders' equity:
   Common stock, $.01 par value--shares authorized 10,000,000;
    issued and outstanding 5,767,680                                                       57,677
   Additional paid-in capital                                                          21,383,491
   Deficit                                                                             (2,191,084)
   Foreign currency translation adjustment                                                  2,343
                                                                                    -------------
Total stockholders' equity                                                             19,252,427
                                                                                    -------------
Total liabilities and stockholders' equity                                            $25,328,956


See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                       Consolidated Statements of Income



                                                                                              Year ended June 30
                                                                                          1998                   1997
                                                                        ------------------------------------------------

Net sales                                                                             $26,764,332              $17,560,041

Cost of goods sold                                                                     12,236,393              7,591,510
                                                                        ------------------------------------------------
Gross profit                                                                           14,527,939              9,968,531

Operating expenses:
   Selling, general and administrative expenses                                         7,407,038              5,464,391
   Research and development expenses                                                      859,419                350,788
   Non-cash compensation charge                                                                 -              4,544,600
                                                                        ------------------------------------------------
Total operating expenses                                                                8,266,457             10,359,779
                                                                        ------------------------------------------------
Income (loss) from operations                                                           6,261,482               (391,248)

Other income (expense):
   Interest income                                                                        519,727                191,176
   Interest expense                                                                       (75,870)               (68,649)
   Option/license fees                                                                     73,613                155,312
   Royalty income                                                                         630,971                333,576
   Miscellaneous                                                                           (3,374)                33,070
   Foreign currency exchange (loss) gain                                                   (1,873)                 7,406
                                                                        ------------------------------------------------
Income before minority interest and income taxes                                        7,404,676                260,643

Minority interest in net income of consolidated subsidiary                                (14,159)               (31,684)
                                                                        ------------------------------------------------
Income before income taxes                                                              7,390,517                228,959

Income taxes                                                                            2,062,136                 51,834
Net income                                                                           $  5,328,381            $   177,125
                                                                         ===============================================

Net income per share - Basic                                                         $        .94            $       .04
                                                                         ===============================================


Net income per share - Diluted                                                       $        .81           $        .03
                                                                         ===============================================
Weighted average common shares                                                          5,690,160              4,834,809
                                                                         ===============================================
Diluted weighted average common shares outstanding                                      6,562,157              5,201,511
                                                                         ===============================================

 See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity


                                         Common Stock
                                         $.01 Par value
                                         --------------                                       Foreign            Total
                                                               Additional                     Currency          Equity
                                   Number                       Paid-in                      Translation    Stockholders'
                                  of Shares      Amount         Capital          Deficit      Adjustment        Equity
                                ------------------------------------------------------------------------------------------
Balance, June 30, 1996              4,200,000       $42,000      $11,086,793    $(7,696,590)    $(34,555)     $3,397,648
Exercise of outside director
   options                             61,500           615           44,485               -            -         45,100
Exercise of employee options          106,500         1,065           52,185               -            -         53,250
Exercise of warrants                1,093,692        10,937        5,644,987               -            -      5,655,924
Exercise of underwriter rights        210,462         2,105           (2,105)              -            -              -
Non-cash compensation charge                -             -        4,544,600               -            -      4,544,600
Foreign currency translation
   adjustment                               -             -                -               -       33,425         33,425
Net income                                  -             -                -         177,125            -        177,125
                                ------------------------------------------------------------------------------------------
Balance, June 30, 1997              5,672,154        56,722       21,370,945      (7,519,465)      (1,130)    13,907,072
Exercise of employee options            2,250            22           13,479               -            -         13,501
Exercise of warrants                   93,276           933             (933)              -            -              -
Foreign currency translation
  adjustment                                -             -                -               -        3,473          3,473
Net income                                  -             -                -       5,328,381            -     5,328,381
                                ----------------------------------------------------------------------------------------

Balance, June 30, 1998              5,767,680       $57,677      $21,383,491    $(2,191,084)    $   2,343  $19,252,427
                                ========================================================================================



See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                                               Year ended June 30
                                                                            1998                 1997
                                                                  -------------------------------------------
Operating activities
Net income                                                                     $5,328,381         $   177,125
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Provision for net losses on accounts receivable                              201,296               7,408
     Deferred income tax benefit                                                 (439,012)             (90,000)
     Depreciation and amortization                                                289,130             231,017
     Loss on disposal of equipment                                                      -              17,175
     Minority interest in net income of subsidiary                                 14,159              31,684
     Foreign currency loss                                                          1,873               4,124
     Noncash compensation charge                                                        -           4,544,600
     Changes in operating assets and liabilities:
        Accounts receivable                                                    (5,622,369)           (717,973)
        Inventories                                                              (705,774)         (1,057,766)
        Prepaid expenses and other current assets                                (329,744)           ( 51,068)
        Other assets                                                                5,286              63,282
        Accounts payable and accrued expenses                                    (526,472)          1,605,012
        Income taxes payable                                                    1,594,041                   -
        Deferred income                                                            79,857             366,218
                                                                  -------------------------------------------
Net cash (used in) provided by operating activities                              (109,348)          5,130,838
                                                                  -------------------------------------------

Investing activities
Proceeds from sale of equipment                                                         -              32,234
Acquisition of property and equipment                                            (392,834)           (382,958)
Patent costs                                                                            -             (14,424)
Purchases of investments held to maturity                                      (9,904,461)         (7,143,456)
Sales of investments held to maturity                                           9,864,584           1,128,914
Purchase of Labcaire stock                                                       (119,187)           (102,099)
                                                                  -------------------------------------------
Net cash used in investing activities                                            (551,898)         (6,481,789)
                                                                  -------------------------------------------

Financing activities
Increase (decrease) in short-term borrowings                                       33,387             (54,114)
Principal payments on capital lease obligations                                  (200,841)            (94,289)
Proceeds from exercise of stock options                                            13,501              98,350
Proceeds from exercise of warrants, net of expenses                                     -           5,655,924
                                                                  -------------------------------------------
Net cash provided by financing activities                                        (153,953)          5,605,871
                                                                  -------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                       (1,720)                911
                                                                  -------------------------------------------

Net (decrease) increase in cash and cash equivalents                             (816,919)          4,255,831
                                                                  -------------------------------------------
Cash and cash equivalents at beginning of year                                  5,409,830           1,153,999
Cash and cash equivalents at end of year                                       $4,592,911          $5,409,830
                                                                  ===========================================

Supplemental disclosure of cash flow information
Interest paid                                                                 $    75,870          $   40,953
                                                                  ===========================================
Income taxes paid                                                              $  928,361          $   51,834
                                                                  ===========================================

See accompanying notes.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Misonix, Inc. ("Misonix") include the accounts of Misonix, its 86.7% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), and its 100% owned subsidiary, Misonix, Ltd. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

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

Labcaire, which began operations in February 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales to unaffiliated customers, net income and total assets related to Labcaire as of and for the year ended June 30, 1998 were approximately $5,957,000, $236,000 and $2,870,000, respectively.
For the year ended June 30, 1997, these amounts were approximately $5,470,000, $232,000 and $2,565,000, respectively.

Misonix Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company. It is presently dormant.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investments Held to Maturity

The Company's investments, maturing at various dates through April 1999, consist of U.S. Government Treasury Bills which are valued at amortized cost which approximates market. In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies (continued)

Investments Held to Maturity (continued)

Securities," the Company classifies its investments as held-to-maturity as the Company has both the intent and ability to hold these securities until maturity. The Company's investment policy gives primary consideration to safety of principal, liquidity and return. At June 30, 1998 and 1997, unrealized gains on held-to-maturity marketable securities were immaterial.

Major Customers and Concentration of Credit Risk

The Company's operations are located in New York and Clevedon, England. The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. Sales of medical devices, which were made to two customers in 1998 and one customer in 1997, were $11,500,492 ($6,513,475 and $4,987,017) and $5,217,124 during the years ended June 30, 1998 and 1997, respectively. Amounts receivable from these customers were $4,961,356 ($3,147,173 and $1,814,183) and $414,000 at June 30,
1998 and 1997, respectively. At June 30, 1998, the Company's accounts receivable with customers outside the United States was $1,467,610 of which $1,276,610 related to its Labcaire operations. Where necessary, the Company utilizes letters of credit on foreign or export sales. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives ranging from 1 to 5 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

Fair Value of Financial Instruments

The book values of the cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term maturities of these instruments.

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

Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses. Such a review has been performed by management and does not indicate an impairment of such assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of 86.7% of the common stock of Labcaire. The goodwill is being amortized by the straight-line method over its estimated useful life of 25 years.

Other Assets

The cost of acquiring or processing patents, trademarks, and other intellectual properties are capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets which is approximately 17 years.

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

Net Income Per Share

In March 1997, the FASB issued Statement No. 128, "Earnings Per Share", which was adopted by the Company for the quarter ended December 31, 1997, and all prior periods were restated. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Basis of Presentation, Organization and Business, and Summary of Significant Accounting Policies (continued)

Net Income Per Share (continued)

securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The impact of adopting Statement 128 was not material.

The following table sets forth the reconcilation of weighted-average shares outstanding and diluted weighted-average shares outstanding:

                                                   1998              1997
                                                   ----              ----

Weighted-average shares outstanding             5,690,160         4,834,809
Dilutive effect of stock options                  871,997           366,702
                                                ---------         ---------
Diluted weighted-average shares outstanding     6,562,157         5,201,511
                                                =========         =========

Recent Accounting Development

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all charges in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displyed with the same prominence as other financial statements. This new standard is effective for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The implementation of this new standard will not affect the Company's results of operations and financial position.

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

Companies also are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but are required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. Statement 123 also requires increased disclosures for stock-based compensation arrangements.

The Company has elected to continue to account for such transactions under APB 25 and to provide the pro forma information required under Statement 123 (see
Note 8).

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


2. Inventories

Inventories are summarized as follows:

                                                   June 30,
                                                     1998
                                               ----------------

Raw materials                                        $1,756,358
Work-in-process                                         607,089
Finished goods                                          648,466
                                               ----------------
                                                     $3,011,913
                                               ================

3. Property and Equipment

Property and equipment consist of the following:

                                                          June 30
                                                           1998
                                                      --------------

Machinery and equipment                                  $ 1,823,033
Furniture and fixtures                                       531,163
Automobile                                                   408,698
Leasehold improvements                                       284,828
                                                        ------------
                                                           3,047,722
Less: accumulated depreciation and amortization            1,798,458
                                                      --------------
                                                         $ 1,249,264
                                                      ==============

Included in machinery and equipment at June 30, 1998 is approximately $246,000 of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $168,000. Also, included in automobiles is approximately $409,000 under capital leases with accumulated amortization of approximately $110,000. The Company purchased approximately $171,000 and 189,000 of equipment under capital lease arrangements during the years ended June 30, 1998 and 1997, respectively.

4. Revolving Note Payable and Line of Credit

Since October 1992, Labcaire has had an overdraft facility with a United Kingdom bank. As of June 30, 1998, the amount of this facility is (pound)350,000 and bears interest at the United Kingdom prime rate (7.25% at June 30, 1998) plus 2%. This facility is secured by the assets of Labcaire and (pound)25,000 (approximately $42,000 at June 30, 1998) is guaranteed by its directors. The facility expires on September 9, 1999. At June 30, 1998,

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements






4. Revolving Note Payable and Line of Credit (continued)

the balance outstanding under this overdraft facility was (pound)320,732 ($534,886).

In October 1992, Misonix secured a $500,000 line of credit with a bank bearing interest at the bank's prime rate (8.50% at June 30, 1998) plus 2%. The line of credit, renewable on an annual basis, currently expires on June 30, 1999 and is secured by all assets of Misonix. No amounts were outstanding under this line at June 30, 1998.

5. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:


                                                          June 30, 1998
                                                   --------------------

Accrued payroll and vacation                                   $120,291
Accrued payroll taxes                                             2,641
Accrued commissions and bonuses                                 418,339
Accrued royalties                                                93,403
Other                                                           171,029
                                                   --------------------
                                                               $805,703
                                                   ====================

6. Leases

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2002. The principal lease for office space provides for a monthly rental amount of approximately $22,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2003.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


6. Leases (continued)

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 1998:

                                                                    Capital                    Operating
                                                                     Leases                      Leases
                                                             ----------------------      ---------------------

1999                                                                       $145,924                   $348,042
2000                                                                         96,608                     34,611
2001                                                                         14,293                     24,426
2002                                                                          6,464                      2,586
2003                                                                          5,387                          -
                                                             ----------------------      ---------------------
Total minimum lease payments                                                268,676                   $409,665
                                                                                         =====================
Amounts representing interest                                                39,596
                                                             ----------------------

Present value of net minimum lease payments
(Including current portion of $123,850)                                    $229,080
                                                             ======================

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

Rent expense for all operating leases was approximately $321,000 and $308,000 for the years ended June 30, 1998 and 1997, respectively.

7. Stockholders' Equity

On September 9, 1997, the Board of Directors of the Company declared a three-for-two stock split payable to the shareholders of record on October 10, 1997. All common stock data and per share data in the accompanying consolidated financial statements, and notes thereto, give retroactive effect to this stock split.

In January 1992, the Company completed an initial public offering of 2,400,000 shares of its common stock and 2,760,000 warrants to purchase 2,760,000 shares of its common stock at $5.20 per share, for $8,686,024, net of expenses. On February 3, 1997, 1,093,692 of the previously issued warrants were exercised and a like number of common shares were issued. The balance of these warrants expired. As a result of the exercise, the Company received proceeds of $5,655,924, net of expenses of approximately $31,000.

Also, in connection with this initial public offering, the Company granted the underwriters a right through January 1997 to acquire an additional 240,000 shares of common stock at an exercise price of $7.15 per share and warrants to acquire 240,000 shares of common stock in similar form to the public offering warrants, but at an exercise price of $8.58 per share. In January 1997, this arrangement was modified and, in lieu of the foregoing, the

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


7. Stockholders' Equity (continued)

holders of the underwriters' rights received the right to purchase 240,000 shares of common stock at $ .67 per share which, by cashless purchase, resulted in the issuance of 210,462 shares, and warrants to acquire an additional 240,000 shares of common stock at a price of $6.00 per share, exerciseable through the close of business on May 31, 1998. Prior to this date, warrants to acquire 93,276 shares of common stock were exercised by cashless purchase and warrants to acquire 146,724 shares of common stock expired on May 31, 1998.

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

In March 1996, the Board of Directors adopted the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 common shares of the Company and a 1996 Outside Directors Stock Option plan covering an aggregate of 1,125,000 common shares of the Company. The Board then granted options to acquire 120,000 shares at prices of $4.00 and $6.00 under the 1996 Employee Incentive Stock Option Plan and options to acquire 778,500 shares at a price of $.73 under the 1996 Outside Directors Plan. Both of these Plans and the transactions under which options to acquire 898,500 shares were granted were ratified and approved at the annual meeting of shareholders on February 19, 1997. During the period between the dates of grant by the Board and the shareholder approval, the Company's market price per share increased thereby causing the Company to be required to record a non-cash compensation charge in the amount of $4,544,600, of which $185,000 was recorded during the fourth quarter of fiscal 1997.

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

The Company has elected to follow APB 25 in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing such stock options. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.70 % to 6.52%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 99.6% and 93.7%; and a weighted-average expected life of the options of five years at June 30, 1998 and 1997.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The Company's pro forma information is as follows:

                                            1998                  1997
                                            ----                  ----

Net Income:          As Reported         $ 5,328,381          $    177,125
                     Pro Forma             4,040,160             3,949,685
Basic EPS:           As Reported         $       .94          $        .04
                     Pro Forma                   .71                   .82
Diluted EPS:         As Reported         $       .81          $        .03
                     Pro Forma                   .56                   .67

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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8.  Stock Based Compensation Plans (continued)

The following table summarizes information about stock options and warrants outstanding at June 30, 1998 and 1997:


                                           Options                                Warrants
                              ---------------------------------------------------------------------------

                                                   Weighted Avg                          Weighted Avg
                                  Shares           Exercise Price           Shares      Exercise Price
                              ---------------------------------------------------------------------------

June 30, 1996                       375,000        $1.37                     3,150,000        $5.46

Granted                             898,500         1.27                       240,000         4.00
Exercised                          (168,000)         .59                    (1,093,692)        5.20
Cancelled                            (6,750)        1.24                    (2,056,308)        5.45
                              ---------------------------------------------------------------------------
June 30, 1997                     1,098,750         1.41                       240,000         4.00


Granted                             125,000        14.80                            -             -
Exercised                            (2,250)        6.00                       (93,276)        4.00
Cancelled                           (37,500)        4.33                      (146,724)        4.00
                              ---------------------------------------------------------------------------
June 30, 1998                     1,184,000        $2.72                            -         $   -
                              ===========================================================================


                                                      1998              1997
                                                      ----              ----
Weighted average fair value of  options granted      $ 11.47           $ .85

The following table summarizes information about stock options outstanding at June 30, 1998:
                                                            Weighted Average
                          Options         Options               Remaining
   Exercise Price       Outstanding      Exercisable     Contractual Life (Yrs)
-------------------------------------------------------------------------------
  $ .50 -   .96           900,750            900,750                  9
   2.17 -  6.78           158,250            158,250                  9
  12.33 - 18.50           125,000                  -                 10
                         --------          ---------
                        1,184,000          1,059,000
                        =========          =========


As of June 30, 1998, 1,184,000 shares of common stock are reserved for issuance under outstanding options and 551,500 shares of common stock are reserved for the granting of additional options. All outstanding options are exercisable and expire between February 2002 and October 2007.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


9. Commitments and Contingencies

Employment Agreements

The Company has entered into an employment agreement with its chief executive officer which expires on September 30, 1998. This agreement provides for an annual base compensation of $200,000 plus incentives as defined in the agreement.

Legal Proceedings

The Company, Medical Device Alliance, Inc. ("MDA"), and MDA's wholly-owned subsidiary, Lysonix, Inc., are being sued for alleged patent infringement by Mentor Corporation. Both the Company and its licensee (MDA) are aggressively contesting Mentor's claim. A motion for preliminary injunction filed by Mentor, requesting that the Company and its licensees be precluded from selling the ultrasonic soft tissue aspirator, was heard and dismissed by the U.S. District Court on September 11, 1998, at which time a trial on the merits was scheduled for January 1999. Based upon the current status of this matter, management believes that the outcome of this suit will not have a material adverse effect on the Company's consolidated financial position and consolidated results of operations.

10. Geographic Information

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:


                                            Year ended June 30

                                            1998             1997
                                -----------------------------------
United States                          $19,465,196      $11,094,368
Canada and Mexico                          265,474          122,058
Europe                                   5,883,431        4,894,074
Asia                                       785,520          934,313
Middle East                                179,911          179,520
Other                                      184,800          335,708
                                -----------------------------------
                                       $26,764,332      $17,560,041
                                ===================================

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets at June 30 are as follows:

                                                 1998                1997
                                       -------------------------------------

Deferred tax assets:
  Depreciation                               $ 45,068             $    4,600
  Bad debt reserves                            67,044                 26,400
  Inventory valuation                          65,139                 29,900
  License fee income                          330,763                299,000
  Net operating loss carryforwards                  -                584,000
  Other                                        20,998                 90,000
                                       -------------------------------------
Total deferred tax assets                     529,012              1,033,900
Valuation allowance                                 -               (943,900)
                                       -------------------------------------
Net deferred tax asset                       $529,012             $   90,000
                                       =====================================



Significant components of the provision for income taxes attributable to operations for the years ended June 30 are as follows:

                                            1998                 1997
                       ------------------------------------------------
Current:
  Federal                             $2,079,837               $ 90,000
  State                                  353,042                      -
  Foreign                                 68,269                 51,834
                       ------------------------------------------------
Total current                          2,501,148                141,834

Deferred:

  Federal                               (339,237)               (90,000)
  State                                  (99,775)                     -
                       ------------------------------------------------
Total deferred                          (439,012)               (90,000)
                       ------------------------------------------------
                                      $2,062,136               $ 51,834
                       ================================================

Effective July 1, 1997, the Company changed its year end for tax purposes from December 31 to June 30.

The reconciliation of income tax expense computed at the federal statutory tax rates to

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


11. Income Taxes (continued)

income tax expense for the periods ended June 30 is as follows:

                                                 1998                  1997
                                   ------------------------------------------

Tax at statutory rates                      $2,512,776             $   77,900
State income taxes, net
   of federal benefit                          167,182                      -
Non cash compensation charge                         -              1,548,600

Foreign tax rate differential                  (36,500)               (28,184)
Valuation allowance                           (943,900)            (1,796,200)
Travel and entertainment                        37,100                  7,480
Other                                          325,478                242,238
                                   ------------------------------------------
                                            $2,062,136             $   51,834
                                   ==========================================



12. Acquisition

In June 1992, the Company acquired an 81.4% interest in Labcaire Systems, Ltd., a U.K. company, for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being amortized over 25 years. The balance of the capital stock of Labcaire is owned by four executives of Labcaire who had the right, under the original purchase agreement (the "Agreement"), to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings before interest, taxes and management charges for the preceding fiscal year.

In June 1996, this Agreement was amended and each of the four directors agreed to sell one-seventh of his total holding of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. The price to be paid by the Company for these shares is based on the formula outlined in the original Agreement. Pursuant to the Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company, in October 1996, for (pound)62,388 (approximately $102,100) representing the fiscal 1996 buy-back portion, 9,286 shares (2.65%) of Labcaire common stock were purchased by the Company, in October 1997, for (pound)70,666 (approximately $119,000) representing the fiscal 1997 buy-back portion, and 9,286 shares (2.65%) will be purchased by the Company, in October 1998, for (pound)73,638 (approximately $124,000) for the year ended June 30, 1998. The cost of these purchases of Labcaire common stock has been recorded as goodwill.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

13. Licensing Agreements For Medical Technology

In December 1995, the Company entered into a licensing agreement with Medical Device Alliance, Inc. ("MDA"), for a ten-year period, covering the further development and commercial exploitation of the Company's medical technology relating to soft tissue removal. This agreement primarily focuses on the Company's patent for a liposuction apparatus granted in May 1995 and its 510(K) approval from the United States Food and Drug Administration to market and sell a device for ultrasonic soft tissue removal. The licensing agreement gives MDA exclusive world-wide marketing and sales rights for the device, with manufacturing to be performed by the Company. Pursuant to the license agreement, the Company received $500,000 in licensing fees (which are being recorded as income over the term of the agreement) and will receive royalties based upon net sales of such products. Also as part of the agreement, the Company was reimbursed for certain pre-marketing costs and has received up to a maximum of $30,000 per month (from September 1995) for product development expenditures (as defined in the agreement). The amount of reimbursements for the years ended June 30, 1998 and 1997 were $65,435 and $127,487, respectively.

In October 1996, the Company entered into a License Agreement with United States Surgical Corporation ("USS"), for a twenty-year period, covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The license agreement gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the license agreement. This amount was recorded into income in fiscal 1997. Under the license agreement, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the agreement), plus royalties based upon net sales of such products. Also as part of the agreement, the Company was reimbursed for certain product development expenditures (as defined in the agreement) the amount of reimbursement (which began in February 1997) was $278,231 and $349,028 in the fiscal years ended June 30, 1998 and 1997, respectively.

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

                                   SIGNATURES


           In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Misonix, Inc.


                                     By: /s/ Joseph Librizzi
                                        -------------------------------------
                                                Joseph Librizzi,
                                                President and Chief
                                                Executive Officer


Date:  September 23, 1998


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                            Date
---------                    -----                            ----


 /s/ Gary Gelman
----------------------   Chairman of the Board,            September 23,1998
Gary Gelman              Director

/s/ Joseph Librizzi
-----------------------  President, Chief Executive        September 23, 1998
Joseph Librizzi          Officer, and Director
                         (principal executive
                         officer)

/s/ Peter Gerstheimer
-----------------------  Vice President and                September 23, 1998
Peter Gerstheimer        Chief Financial Officer
                         (principal financial and
                         accounting officer)

/s/ Howard Alliger
-----------------------  Director                          September 23, 1998
Howard Alliger

/s/ Arthur Gerstenfeld
-----------------------  Director                          September 23, 1998
Arthur Gerstenfeld