Form 10QSB
period 1998-09-30
MISONIX INC
filed 1998-11-12
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998
                               ------------------

                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-10986

                             MISONIX, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          New York                                               11-2148932
------------------------------------------                 ---------------------
(State or other jurisdiction of                              (I.R.S  Employer
incorporation or organization                               Identification No.)


1938 New Highway Farmingdale, N.Y.                                11735
------------------------------------------                 ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code...(516) 694-9555
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X      NO
         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                      Outstanding at
         Class of Common Stock       November 1, 1998
         ---------------------       ----------------

            $.01 par value               5,857,720

Transitional small business disclosure format (check one):

      YES         NO  X
         -----      -----

                                  MISONIX, INC.
                                  -------------


Index

PART I.  FINANCIAL INFORMATION                                        Page

  Financial Statements:

    Consolidated Balance Sheet
     September 30, 1998 (Unaudited)                                    3

    Consolidated Statements of Operations
     Three Months Ended September 30, 1998
         and 1997 (Unaudited)                                          4

    Consolidated Statements of Cash Flows
     Three months ended September 30, 1998
         and 1997 (Unaudited)                                          5

    Notes to Consolidated Financial Statements                         6

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                     7-8


PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                          9

    Signatures                                                         10

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                           ==========================

                                                                   September 30,
                     ASSETS                                            1998
                     ------                                        ------------
CURRENT:
  Cash and cash equivalents                                        $  2,814,332
  Investments held to maturity                                       10,947,480
  Accounts receivable, net of allowance
    for doubtful accounts of $1,958,339                               3,468,646
  Inventories (Note 3)                                                3,009,074
  Prepaid expenses and other current assets                             866,631
                                                                   ------------

         TOTAL CURRENT ASSETS                                        21,106,163

PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $1,892,459
                                                                      1,245,781
PATENTS, at cost, less accumulated
 amortization of $7,979                                                  35,845

DEFERRED INCOME TAXES                                                   529,012

GOODWILL, less accumulated amortization
 of $71,710                                                             390,875

OTHER                                                                    59,737
                                                                   ------------

                                                                   $ 23,367,413
                                                                   ============

          LIABILITIES AND STOCKHOLDERS'
                    EQUITY
          -----------------------------

CURRENT:
  Note payable to bank                                             $    579,724
  Accounts payable                                                    1,582,245
  Accrued expenses and other current liabilities                        782,021
  Income taxes payable                                                  272,632
  Current maturities of capital lease obligations                       136,852
                                                                   ------------

         TOTAL CURRENT LIABILITIES                                    3,353,474

CAPITAL LEASE OBLIGATIONS                                                81,703

DEFERRED INCOME                                                         807,943

MINORITY INTEREST (Notes 1 and 5)                                       133,213

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 5,767,720                         57,677
  Additional paid-in capital                                         21,383,491
  Deficit                                                            (2,470,731)
  Cumulative foreign currency translation adjustment                     20,643
                                                                   ------------

         TOTAL STOCKHOLDERS' EQUITY                                  18,991,080
                                                                   ------------

                                                                   $ 23,367,413
                                                                   ============

 See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      =====================================



                                                    For the three months ended
                                                           September 30,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------

NET SALES                                          $ 5,563,216      $ 5,012,563

COST OF GOODS SOLD                                   2,758,466        2,158,598
                                                   -----------      -----------

     Gross profit                                    2,804,750        2,853,965
                                                   -----------      -----------

OPERATING EXPENSES:
 Selling, general and
  administrative expenses                            1,664,977        1,543,352
 Bad debt expense                                    1,715,000             --
 Research and development                              253,898          276,736
                                                   -----------      -----------

  Total operating expenses                           3,633,875        1,820,088
                                                   -----------      -----------

  (Loss) income from operations                       (829,125)       1,033,877
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
 Interest income                                       178,870          111,295
 Interest expense                                      (16,545)         (11,552)
 Option/license fees                                    18,964           17,387
 Royalty income                                        188,991          121,555
 Foreign exchange loss                                 (15,592)         (10,765)
 Miscellaneous expense                                  (1,276)            (534)
                                                   -----------      -----------

Total other income                                     353,412          227,386
                                                   -----------      -----------

(Loss) income before minority
 interest and income taxes                            (475,713)       1,261,263

Minority interest in net income of
 consolidated subsidiary                               (12,091)          (1,545)
                                                   -----------      -----------

(Loss) income before income taxes                     (487,804)       1,259,718

Income tax benefit (provision)                         208,157         (352,090)
                                                   -----------      -----------

NET (LOSS) INCOME                                  $  (279,647)     $   907,628
                                                   ===========      ===========

NET (LOSS) INCOME PER SHARE - BASIC                $      (.05)     $       .16
                                                   ===========      ===========

NET (LOSS) INCOME PER SHARE -DILUTED               $      (.05)     $       .13
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                          5,767,700        5,672,154
                                                   ===========      ===========

DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                   5,767,700        6,737,189
                                                   ===========      ===========


      See accompanying notes to consolidated financial statement

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      =====================================



                                                        Three months ended
                                                           September 30,
                                                    ---------------------------
                                                        1998            1997
                                                    -----------     -----------

OPERATING ACTIVITIES:
  Net (loss) income                                 $  (279,647)    $   907,628
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in)
    operating activities:
      Provision for uncollectible
       accounts receivable                            1,715,000            --
      Depreciation and amortization                      92,183         130,279
      Minority interest in net income
       of subsidiary                                     12,091           1,545
      Foreign currency loss                              14,823           9,394
      Changes in operating assets and
       liabilities:
        Accounts receivable                           2,940,885      (1,694,275)
        Inventory                                        18,131        (428,108)
        Prepaid expenses and other
         receivables                                     30,940          (3,323)
        Other assets                                     (9,712)           --
        Accounts payable and accrued
         expenses                                      (557,672)       (719,299)
        Income taxes payable                         (1,147,806)        241,911
        Deferred income                                 (18,965)         (9,587)
                                                    -----------     -----------
  Net cash provided by (used in)
   operating activities                               2,810,251      (1,563,835)
                                                    -----------     -----------

INVESTING ACTIVITIES:
  Purchase of investments held to maturity           (7,940,008)     (2,906,310)
  Sale of investments held to maturity                3,400,000            --
  Acquisition of property and equipment                 (72,181)       (103,021)
                                                    -----------     -----------
  Net cash used in investing activities              (4,612,189)     (3,009,331)
                                                    -----------     -----------

FINANCING ACTIVITIES:
  Proceeds from note payable to bank                     33,875          56,155
  Principal payments on capital lease
   obligations                                          (14,699)         (7,581)
                                                    -----------     -----------
  Net cash provided by financing activities              19,176          48,574
                                                    -----------     -----------

Effect of exchange rates                                  4,183            (644)
                                                    -----------     -----------

NET DECREASE IN CASH                                 (1,778,579)     (4,525,236)

CASH, beginning of period                             4,592,911       5,409,830
                                                    -----------     -----------

CASH, end of period                                 $ 2,814,332     $   884,594
                                                    ===========     ===========


      See accompanying notes to consolidated financial statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
================================================================================

1. Basis of Presentation
   ---------------------

The consolidated financial statements of Misonix, Inc. include the accounts of Misonix, Inc., its 86.7% owned subsidiary, Labcaire Systems Ltd. ("Labcaire"), and its 100% owned subsidiary, Misonix, Ltd. All significant intercompany balances and transactions have been eliminated.


2. Interim Periods
   ---------------

The financial statements for the three months ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1998.


3. Inventories
   -----------

         Inventories are summarized as follows:

                                      September 30,
                                           1998
                                      -------------

                   Raw materials       $1,725,342
                   Work-in-process        550,241
                   Finished goods         733,491
                                      -----------
                                       $3,009,074
                                      ===========

4. Bad Debt Expense
   ----------------

On October 22, 1998, the Company announced that it had reserved for possible bad debts of $1,700,000 against accounts receivable due and owing by Medical Device Alliance, Inc. and its wholly-owned subsidiary, Lysonix, Inc., as Licensees for the Misonix ultrasonic soft tissue aspirator. A letter of default on the license agreement with these parties was also transmitted by the Company.


5. Acquisition
   -----------

In October 1998, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Form 10-KSB at June 30, 1998), the Company paid (pound)73,638 (approximately $129,000) for 9,286 shares (2.65%) of the outstanding common stock of Labcaire. This represents the fiscal 1998 buy-back portion, as defined in the Agreement.

                                  MISONIX, INC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

Three months ended September 30, 1998 and 1997
----------------------------------------------

Net Sales: Net sales of the Company's medical, scientific and industrial products, increased $550,653 (11.0%) from $5,012,563 in the three months ended September 30, 1997 to $5,563,216 in the three months ended September 30, 1998. Parent Company sales for the three months ended September 30, 1998 increased 8.2% while sales at the Company's foreign subsidiary (Labcaire) increased 21.1%. The Company's backlog of unfilled orders decreased from $6,349,585 at September 30, 1997 to $5,789,988 at September 30, 1998. This decrease is primarily due to a reduction in orders, from the Company's licensee, for the ultrasonic soft tissue aspirator.

Gross Profit: Gross profit decreased from 56.9% of sales in the three months ended September 30, 1997 to 50.4% of sales in the three months ended September 30, 1998 due to increased revenue, from one of the Company's licensees, on a product line which has lower gross profits.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $1,543,352 (30.8 % of sales) in the three months ended September 30, 1997 to $1,664,977 (29.9% of sales) in the three months ended September 30, 1998. This increase relates to sales costs associated with higher sales volume and hiring of additional administrative and technical personnel, but reflects a percentage decrease due to higher sales volume.

Bad Debt Expense: Bad debt expense increased from none in the three months ended September 30, 1997 to $1,715,000 in the three months ended September 30, 1998. On October 22, 1998, the Company announced that it had reserved for possible bad debts of $1,700,000 against accounts receivable due and owing by Medical Device Alliance, Inc. and its wholly-owned subsidiary, Lysonix, Inc., as Licensees for the Misonix ultrasonic soft tissue aspirator. A letter of default on the license agreement with these parties was contemporaneously transmitted by the Company. Without the effects of this charge , the Company would have reported net income of $1,420,353, or $.22 diluted earnings per share for the three months ended September 30, 1998 as compared to net income of $907,628, or $ .13 diluted earnings per share for the three months ended September 30, 1997. Due to this charge, the Company reported a net loss of $279,647, or $ (.05) diluted earnings per share for the three months ended September 30, 1998 as compared to net income of $907,628, or $ .13 diluted earnings per share for the three months ended September 30, 1997.

Research and Development Expenses: Medical product research and development expenses were $189,950 in the three months ended September 30, 1997 and $163,793 in the three months ended September 30, 1998. Industrial product research and development expenses were $86,786 in the three months ended September 30, 1997 and $90,105 in the three months ended September 30, 1998.

Other Income (Expense): Other income during the three months ended September 30, 1997 was $227,386. During the three months ended September 30, 1998, other income was $353,412. This increase was principally due to increased royalty income received from the Company's licensees on sales of medical devices and interest income on investments.

Income Taxes: For the three months ended September 30, 1998 there was a tax benefit of $208,157 as compared to a tax provision of $352,090 at September 30, 1997 due to the fact that the Company had an operating loss for the three months ended September 30, 1998.

                                  MISONIX, INC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
            ---------------------------------------------------------

Liquidity and Capital Resources: At September 30, 1998, the Company had a cash balance of $2,814,332 and investments held to maturity of $10,947,480 compared with a cash balance of $884,594 and investments held to maturity of $9,273,905 at September 30, 1997. This increase is due to royalties received from the Company's licensees on sales of medical devices and to cash flow from operations. Inventories have increased from $2,713,467 at September 30, 1997 to $3,009,074 at September 30, 1998 due to increasing sales of the Company's medical devices. In addition, the Company has a revolving credit facility, which expires on June 30, 1999, in the amount of $500,000 available to the Company for short-term borrowings and letters of credit. Borrowings under the facility bear interest at prime plus 2% and are collateralized by a security interest in all assets of the Company. There are no outstanding borrowings under this facility.

A revolving credit facility from a U.K. bank in the amount of approximately $560,000 is available to Labcaire for short term borrowings. This facility expires in September 1999 when all unpaid principal and interest is due. This facility bears interest at U.K. prime plus 2% and is collateralized by a security interest in all the assets of Labcaire and a guarantee by Labcaire's directors. As of September 30, 1998, $579,724 was outstanding under this facility.

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

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to , the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, future economic, competitive and market conditions, the outcome of legal proceedings, as well as management business decisions.

                                  MISONIX, INC.

PART II. OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1998


                                                  MISONIX, INC.
                                       -----------------------------------------
                                        (Registrant)


                                       By: /s/ Michael A. McManus, Jr.
                                          --------------------------------------
                                           Michael A. McManus, Jr.
                                           President, Chief Executive Officer


                                       By: /s/ Peter Gerstheimer
                                          --------------------------------------
                                           Peter Gerstheimer
                                           Vice President and
                                           Chief Financial Officer