Form 10QSB/A
period 1998-09-30
MISONIX INC
filed 1998-12-04
CIK 880432

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                        OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-10986

                                 MISONIX, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)

           New York                                 11-2148932
           --------                                 ----------
(State or other jurisdiction of                 (I.R.S Employer
incorporation or organization)                  Identification No.)

    1938 New Highway Farmingdale, N.Y.                 11735
    ----------------------------------                 -----
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (516) 694-9555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                      Outstanding at
         Class of Common Stock       November 1, 1998
         ---------------------       ----------------
            $.01 par value               5,857,720

Transitional small business disclosure format (check one):

      YES [ ]      NO [X]

                                 MISONIX, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 1998 and 1997

Net Sales: Net sales of the Company's medical, scientific and industrial products, increased $550,653 (11.0%) from $5,012,563 in the three months ended September 30, 1997 to $5,563,216 in the three months ended September 30, 1998. Parent Company sales for the three months ended September 30, 1998 increased 8.2% while sales at the Company's foreign subsidiary (Labcaire) increased 21.1% . The Company's backlog of unfilled orders decreased from $6,349,585 at September 30, 1997 to $5,789,988 at September 30, 1998. This decrease is primarily due to a reduction in orders, from the Company's licensee, for the ultrasonic soft tissue aspirator.

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

Bad Debt Expense: Bad debt expense increased from none in the three months ended September 30, 1997 to $1,715,000 in the three months ended September 30, 1998. On October 22, 1998, the Company announced that it had reserved for possible bad debts of $1,700,000 against accounts receivable due and owing by Medical Device Alliance, Inc. and its wholly-owned subsidiary, Lysonix, Inc., as Licensees for the Misonix ultrasonic soft tissue aspirator. A letter of default on the license agreement with these parties was contemporaneously transmitted by the Company. Without the effects of this charge, the Company would have reported net income after taxes of $757,353 or $.11 diluted earnings per share for the three months ended September 30, 1998 as compared to net income after tax of $907,628, or $.13 diluted earnings per share for the three months ended September 30, 1997. Due to this charge, the Company reported a net loss of $279,647, or $ (.05) diluted earnings per share for the three months ended September 30, 1998 as compared to net income of $907,628, or $ .13 diluted earnings per share for the three months ended September 30, 1997.

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

Date: December 4, 1998

                             MISONIX, INC.
                             (Registrant)


                             By: /s/Michael A. McManus, Jr.
                                ---------------------------
                                Michael A. McManus, Jr.
                                President, Chief Executive Officer

                             By: /s/Peter Gerstheimer
                                ---------------------------
                                Peter Gerstheimer
                                Vice President and
                                Chief Financial Officer