Form 10QSB
period 1998-12-31
MISONIX INC
filed 1999-02-19
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  December 31, 1998
                                ------------------

                        OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number:       1-10986

                             MISONIX, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          New York                                        11-2148932
-----------------------------                          --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1938 New Highway Farmingdale, N.Y.                          11735
----------------------------------------                 ----------
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

      YES  X      NO
          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                      Outstanding at
         Class of Common Stock       February 10, 1999
         ---------------------       -----------------
            $.01 par value               5,925,220

Transitional small business disclosure format (check one):

      YES         NO  X
          ---        ---

                           MISONIX, INC.
                           -------------


Index

PART I.  FINANCIAL INFORMATION                                 Page

  Financial Statements:

    Consolidated Balance Sheet
     December 31, 1998(Unaudited)                                   3

    Consolidated Statements of Operations
     Six Months Ended December 31, 1998
     and 1997 (Unaudited)                                           4

    Consolidated Statements of Operations
     Three Months Ended December 31, 1998
     and 1997 (Unaudited)                                           5

    Consolidated Statements of Cash Flows
     Six Months Ended December 31, 1998
     and 1997 (Unaudited)                                           6

    Notes to Consolidated Financial Statements                    7-8

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations               9-11

PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                     12

    Signatures                                                    13

                                 MISONIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                December 31,
                     ASSETS                                         1998
                     ------                                     ------------

CURRENT ASSETS:
  Cash and cash equivalents                                      $ 1,006,424
  Investments held to maturity                                    11,858,309
  Accounts receivable, net of allowance
    for doubtful accounts of $2,330,759 (Note 4)                   4,099,610
  Inventories (Note 3)                                             2,535,163
  Prepaid expenses and other current assets                          961,383
                                                                  ----------

         TOTAL CURRENT ASSETS                                     20,460,889

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $1,973,694                                       1,234,747

PATENTS, at cost, less accumulated
  amortization of $8,602                                              35,222

DEFERRED INCOME TAXES                                                529,012

GOODWILL, less accumulated amortization
 of $76,767                                                          514,990

OTHER                                                                 86,238
                                                                  ----------

                                                                 $22,861,098
                                                                 ===========

          LIABILITIES AND STOCKHOLDERS'
                    EQUITY
          -----------------------------

CURRENT:
  Note payable to bank                                           $    67,734
  Accounts payable                                                 1,388,480
  Accrued expenses and other current liabilities                     779,467
  Current maturities of capital lease obligations                    123,271
                                                                  ----------


         TOTAL CURRENT LIABILITIES                                 2,358,952

CAPITAL LEASE OBLIGATIONS                                             56,463

DEFERRED INCOME                                                      788,979

MINORITY INTEREST (Notes 1 and 6)                                    140,860

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 5,925,220                      58,652
  Additional paid-in capital                                      21,465,591
  Deficit                                                         (2,006,061)
  Cumulative foreign currency translation adjustment                  (2,338)
                                                                  ----------

         TOTAL STOCKHOLDERS' EQUITY                               19,515,844
                                                                  ----------

                                                                 $22,861,098
                                                                 ===========


         See accompanying Notes to Consolidated Financial Statements.

                                 MISONIX, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                  Six months ended
                                                    December 31,
                                       -----------------------------------
                                          1998                   1997
                                          ----                   ----

NET SALES                             $11,423,780              $10,837,508

COST OF GOODS SOLD                      5,807,852                4,895,606
                                       ----------               ----------

     Gross profit                       5,615,928                5,941,902
                                       ----------               ----------

OPERATING EXPENSES:
  Selling, general and
   administrative expenses              3,548,903                3,382,804
  Bad debt expense                      2,099,903                   11,000
  Research and development                442,509                  447,703
                                        ---------               ----------

  Total operating expenses              6,091,315                3,841,507
                                       ----------               ----------

(Loss) income from operations            (475,387)               2,100,395
                                       ----------               ----------

OTHER INCOME (EXPENSE):
  Interest income                         327,273                  259,564
  Interest expense                        (26,784)                 (24,808)
  Option/license fees                      37,929                   35,685
  Royalty income                          409,786                  229,754
  Foreign exchange loss                    (5,632)                 (12,583)
  Miscellaneous expense                    (2,489)                  (1,475)
                                       ----------               ----------

Total other income                        740,083                  486,137
                                       ----------               ----------

Income before minority interest
  and income taxes                        264,696                2,586,532

Minority interest in net income of
 consolidated subsidiary                  (19,738)                  (9,475)
                                       ----------               ----------

Income before income taxes                244,958                2,577,057

Income taxes                              (59,935)                (725,231)
                                          -------               ----------

NET INCOME                            $   185,023              $ 1,851,826
                                       ==========               ==========

NET INCOME PER SHARE - BASIC                $0.03                   $ 0.33
                                             ====                    =====

NET INCOME PER SHARE - DILUTED              $0.03                   $ 0.28
                                             ====                    =====

WEIGHTED AVERAGE COMMON SHARES          5,807,351                5,674,437
                                       ==========               ==========

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING           6,604,308                6,724,552
                                       ==========               ==========



         See accompanying Notes to Consolidated Financial Statements.

                                 MISONIX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                  Six months ended
                                                    December 31,
                                           -------------------------------
                                                1998              1997
                                                ----              ----


NET SALES                                  $ 5,860,564        $ 5,824,945

COST OF GOODS SOLD                           3,049,386          2,737,008
                                            ----------         ----------

     Gross profit                            2,811,178          3,087,937
                                            ----------         ----------

OPERATING EXPENSES:
  Selling, general and
   administrative expenses                   1,883,926          1,841,452
  Bad debt expense                             384,903              9,000
  Research and development                     188,611            170,967
                                            ----------         ----------

  Total operating expenses                   2,457,440          2,021,419
                                            ----------         ----------

  Income from operations                       353,738          1,066,518
                                            ----------         ----------

OTHER INCOME (EXPENSE):
  Interest income                              148,403            148,269
  Interest expense                             (10,239)           (13,256)
  Option/license fees                           18,965             18,298
  Royalty income                               220,795            108,199
  Foreign exchange gain (loss)                   9,960             (1,818)
  Miscellaneous expense                         (1,213)              (941)
                                            ----------         ----------

Total other income                             386,671            258,751
                                            ----------         ----------

Income before minority interest
  and income taxes                             740,409          1,325,269

Minority interest in net income of
 consolidated subsidiary                        (7,647)            (7,930)
                                            ----------         ----------

Income before income taxes                     732,762          1,317,339

Income taxes                                  (268,092)          (373,141)
                                            ----------         ----------

NET INCOME                                 $   464,670        $   944,198
                                            ==========         ==========

NET INCOME PER SHARE - BASIC                    $  .08             $  .17
                                                  ====               ====

NET INCOME PER SHARE - DILUTED                  $  .07             $  .14
                                                  ====               ====
WEIGHTED AVERAGE COMMON SHARES               5,837,095          5,676,149
                                            ==========         ==========

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                6,581,843          6,751,109
                                           ===========         ==========



   See accompanying Notes to Consolidated Financial Statements.

                                 MISONIX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Six months ended
                                                         December 31,
                                                 ----------------------------
                                                     1998             1997
                                                 ------------    ------------
OPERATING ACTIVITIES:
  Net income                                     $    185,023    $  1,851,826
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Bad debt expense                                  2,099,903
      Depreciation and amortization                   187,968         224,781
      Minority interest in net income
       of subsidiary                                   19,738           9,475
      Foreign currency loss                             3,783          12,294
      Changes in operating assets and
       liabilities:
        Accounts receivable                         1,889,313      (2,920,102)
        Inventory                                     473,164        (724,773)
        Prepaid expenses and other
         receivables                                  (67,298)         (5,550)
        Deposits and other assets                     (36,213)       (164,058)
        Accounts payable and accrued
         expenses                                    (706,513)         46,243
        Deferred income                               (37,929)         67,785
        Income taxes payable                       (1,420,438)        250,661
                                                 ------------    ------------
  Net cash provided by (used in)
   operating activities                             2,590,501      (1,351,418)
                                                 ------------    ------------

INVESTING ACTIVITIES:
  Sales of investment held to maturity              6,575,000         795,803
  Purchases of investments held to maturity       (12,025,837)     (3,398,153)
  Purchase of additional stock in Labcaire           (129,172)       (119,187)
  Acquisition of property and equipment              (165,267)       (187,254)
                                                 ------------    ------------
  Net cash used in investing activities            (5,745,276)     (2,908,791)
                                                 ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from note payable to bank                     --            55,997
  Repayment of note payable to bank                  (465,612)           --
  Exercise of stock options and warrants               83,075          13,500
  Increase in capital lease obligations                  --            22,910
  Principal payments on capital lease
   obligation                                         (48,333)        (15,162)
                                                 ------------    ------------
  Net cash (used in) provided by
   financing activities                              (430,870)         77,245
                                                 ------------    ------------

Effect of exchange rates                                 (842)           (273)
                                                 ------------    ------------

NET DECREASE IN CASH                               (3,586,487)     (4,183,237)

CASH, beginning of period                           4,592,911       5,409,830
                                                 ------------    ------------

CASH, end of period                              $  1,006,424    $  1,226,593
                                                 ============    ============


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


2.   Interim Periods

The financial statements for the six months ended December 31, 1998 and 1997 are unaudited, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1998.


3.   Inventories

         Inventories are summarized as follows:

                                  December 31,
                                     1998
                                  ----------
              Raw materials       $1,495,241
              Work-in-process        725,213
              Finished goods         314,709
                                  ----------
                                  $2,535,163
                                  ==========


4.   Bad Debt Expense

On October 22, 1998, the Company announced that it had reserved for possible bad debts of $1,700,000 against accounts receivable due and owing by Medical Device Alliance, Inc. and its wholly-owned subsidiary, Lysonix, Inc., as Licensees for the Misonix ultrasonic soft tissue aspirator. In December of 1998, an additional reserve was taken against all remaining receivables from Medical Device Alliance, Inc. and Lysonix, Inc. totaling $369,903 A notice of default on the license agreement with these parties has been transmitted by the Company pursuant to which the license agreement was terminated on January 11, 1999. (See Note 7)


5.   Stock Based Compensation

On October 7 1998, the Board of Directors adopted, and on January 13, 1999, the shareholders approved the 1998 Employee Stock Option Plan covering an aggregate of 500,000 common shares of the Company. The Board has granted 250,000 options to the chief executive officer, 85,000 under this plan and 165,000 under the 1996 Stock Option Plan.


6.   Acquisition

In October 1998, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Form 10-KSB at June 30, 1998, the Company paid (pounds)73,638 (approximately $129,172) for 9,286 shares (2.65%) of Labcaire's common stock. This represents the fiscal 1998 buy-back portion, as defined in the Agreement.


7.   Commitments and Contingencies

Employee Agreements

The Company has entered into an employee agreement with its chief executive officer which expires on October 31, 2000. This agreement provides for an annual base compensation of $250,000 with an annual bonus at the discretion of the Board of Directors. The agreement also provides for a guaranteed initial bonus of $225,000 to be paid in January 2000 and the award of stock options as described in Note 5.

Legal Proceedings

The Company, Medical Device Alliance, Inc. ("MDA"), and MDA's wholly-owned subsidiary, Lysonix, Inc., were sued for alleged patent infringement by Mentor Corporation. The case was heard in U.S. District Court in January 1999. On February 5, 1999, the jury found for the plaintiff. As a result of this outcome, the Company and its licensee may be precluded from selling the ultrasonic soft tissue aspirator. The amount of damages that may be awarded, if any, is still pending. However, management believes that significant defenses against the claim of patent infringement are still sustainable. It is too early to reasonably predict the range of potential loss in the event of an outcome unfavorable to the Company.

8.   Subsequent Events

Purchase Commitment

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house their operations. The transaction totaled (pounds)1,218,034 or approximately $2,000,000 and was financed with a (pounds)780,000 mortgage loan from Midland Bank plc. Midland Bank plc also reduced their line of credit agreement with Labcaire. The revised agreement, dated December 4, 1998, reduces the available credit from (pounds)525,000 to (pounds)350,000 and requires that Labcaire pay the existing loan balance down to (pounds)350,000 by January 31, 1999 which was paid. On December 11, 1998 the Company transferred (pounds)200,000 to Labcaire to satisfy this requirement. The new terms also stipulate that Labcaire=s accounts receivable must be at least 175% of the outstanding balance on the line of credit at all times, and that Labcaire must show an after tax profit of at least (pounds)100,000 for any twelve month period. As of December 31, 1998, (pounds)40,816 or $67,734 was outstanding under this facility.

                                 MISONIX, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six months and three months ended December 31, 1998 and 1997

Net Sales: Net sales of the Company's medical, scientific and industrial products, increased $586,272 or 5.4% over the prior year for the six months ended December 31, 1998, increased from $10,837,508 in 1997 to $11,423,780 in
1998. Net sales for the Company=s medical, scientific and industrial products for the three months ended December 31, 1998 remained consistent with the net sales for the three months ended December 31, 1997. The increase in sales is due to an increase in the Mystaire Division offset partially by a decrease in the Medical Products Division. The backlog for unfilled orders as of December 31, 1998 was $9,157,054.

Gross Profit: Gross Profit decreased from 54.8% of sales for the six months ended December 31, 1997 to 49.2% of sales for the six months ended December 31, 1998 due change in product mix. Gross Profit decreased from 53.0% of sales for the three months ended December 31, 1998 to 48.0% of sales for the three months ended December 31, 1997. The decrease is due to an unfavorable mix of high and low margin product deliveries and the disposal of obsolete inventory.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $3,382,804 (31.2% of sales) for the six months ended December 31, 1997 to 3,548,903 (31.1% of sales) for the six months ended December 31, 1998. Selling General and administrative expenses increased from $1,841,452 (31.6% for sales) in the three months ended December 31, 1998 to $1,883,926 (32.1% of sales) for the three months ended December 31, 1997. This increase relates to sales costs associated with higher sales volume and an increase in legal fees associated with the MDA suit. (see Note 7)

Bad Debt Expense: Bad debt expense increased from $11,000, for the six months ended December 31, 1997 to $2,099,903, for the six months ended December 31, 1998. On October 22, 1998 the Company announced that it had reserved for possible bad debts of $1,700,000 against accounts receivable due and owing by Medical Device Alliance, Inc. and its wholly-owned subsidiary, Lysonix, Inc., as Licensees for the Misonix Ultrasonic soft tissue aspirator. In December of 1998, an additional reserve of $369,903 was provided for all remaining receivables from Medical Device Alliance, Inc. and Lysonix, Inc., to bring the reserve to $2,069,903. A notice of default on the license agreement with these parties has been transmitted by the Company which declared the license agreement was terminated on January 11, 1999. Without the effects of this charge, the Company would have reported net income of $1,465,964, or $.22 diluted earnings per share for the six months ended December 31, 1998 as compared to net income of $1,851,826 or $.28 diluted earnings per share for the six months ended December 31, 1997. Due to this charge, the Company reported a net profit of $185,023 or $.03 diluted earnings per share for the six months ended December 31, 1998.

Research and Development Expenses: Medical product research and development expenses were $287,269 for the six months ended December 31, 1997 and $261,487 for the six months ended December 31, 1998. Industrial product research and development expenses were $160,434 for the six months ended December 31, 1997 and $181,022 for the six months ended December 31, 1998. Medical product research and development expenses were $97,319 for the three months ended December 31, 1997 and $97,694 for the three months ended December 31, 1998. Industrial product research and development expenses were $73,648 for the three months ended December 31, 1997 and $90,917 for the three months ended December 31, 1998.

                                 MISONIX, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income (Expense): Other income during the six months ended December 31, 1997 was $486,137. For the six months ended December 31, 1998, other income was $740,083. Other income for the three months ended December 31, 1997 was $258,751 as compared to $368,671 for the three months ended December 31, 1998. This increase was principally due to increased royalty income received from the Company=s licensee on sales of medical devices and interest income on investments.

Income Taxes: The tax provision for the six months ended December 31, 1998 was $59,935 as compared to a tax provision of $725,231 for December 31, 1997. The tax provision for the three months ended December 31, 1998 was $268,092 as compared to a tax provision of $373,141 for the three months ended December 31, 1997. This decrease is the result of a decrease in Income Before Taxes which is primarily due to a $2,099,903 charge to bad debt expense in the current year. Since the provision was low in the first six months, the estimated payments made to date exceed the income tax provision and result in an Prepaid Income taxes rather than Income Taxes Payable which is classified in the balance sheet as prepaid expenses and other current assets. Future payments will be adjusted to account for these unanticipated deductions.

Liquidity and Capital Resources: At December 31, 1998, the Company had a cash balance of $1,006,424 and investments held to maturity of $11,858,309 compared with a cash balance of $1,226,593 and investments held to maturity of $8,969,945 at June 30, 1998. This overall increase is due to royalties received from the Company=s licensees on sales of medical devices and to increased cash flow from operations. The Company has a revolving credit facility, which expires on June 30, 1999, in the amount of $500,000 available to the Company for short term borrowings and letters of credit. Borrowings under the facility bear interest at prime plus 2% and are collateralized by a security interest in all assets of the Company. There are no outstanding borrowing under this facility.

On January 22, 1999, Labcaire Systems LTD ("Labcaire"), the Company's 86.7% owned subsidiary, purchased a manufacturing facility in North Somerset, England to house their operations. The transaction, totaling (pounds)1,218,034 (approximately $2 million), consisted of a purchase price of (pounds)1 million, closing costs of (pounds)71,000 and refundable VAT of (pounds)175,000. The purchase was financed in part by an intercompany loan of (pounds)200,000 ($336,902) and by a (pounds)780,000 mortgage loan from Midland Bank plc in North Somerset. Borrowings under the facility bear interest at prime plus 2% and are collateralized by a security interest in all assets of the company. The loan is payable in monthly installments of (pounds)7,757 per month, including interest, over a term of fifteen years starting in February of 1999. There is also a 1% prepayment penalty for early retirement of the loan.

As a result of the mortgage loan described above, Midland Bank plc revised their line of credit agreement with Labcaire. The revised agreement, dated December 4, 1998, reduces the available credit from (pounds)525,000 to (pounds)350,000 and requires Labcaire to pay the existing loan balance down to (pounds)350,000 by January 31, 1999. On December 11, 1998 the Company transferred (pounds)200,000 to Labcaire to satisfy this requirement. As of December 31, 1998, (pounds)40,816 or $67,734 was outstanding under this facility.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for a least 12 months from the date hereof.

Year 2000 Compliance: The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company=s third-party data processing vendors and software which is run on in-house computer networks. During the first quarter of fiscal 1998, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. With

                                 MISONIX, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company=s opinion, cannot be remediated in a timely manner; and therefore are not expected to create a material risk of disruption of operations. With respect to outside vendors, those vendors that have been contacted have indicated that their hardware of software is or will be year 2000 compliant in time frames that meet regulatory requirements. Evaluations of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company=s operations.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, future economic, competitive and market conditions, the outcome of legal proceedings, as well as management business decisions.

                                 MISONIX, INC.



PART II. OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 19, 1999


                                  MISONIX, INC.
                             ---------------------------------
                             (Registrant)


                             By: /s/ Michael A. McManus, Jr.
                                ---------------------------------
                                Michael A. McManus, Jr.
                                President, Chief Executive Officer
                                February 19, 1999




                             By: /s/ Richard Zaremba
                                ---------------------------------
                                Richard Zaremba
                                Vice President and
                                Chief Financial Officer
                                February 19, 1999

                                 MISONIX, INC.
                   COMPUTATION OF EPS-TREASURY STOCK METHOD
                             SIX MONTH CALCULATION
                                   12/31/98

--------------------------------------------------------------------------------
Avg. number of common shares o/s                                       5,807,351
Net income for the period                                             $  188,979
--------------------------------------------------------------------------------

                                                                     Diluted EPS
                                                                     -----------
Average # of shares under options/
    warrants outstanding                                               1,015,833

Option price per share                                             $0.50 - $6.00

Proceeds upon exercise of options                                     $1,343,907

Market price of stock:
   Average                                                            $     6.14
                                                                      ----------

Treasury shares that could be
   repurchased with proceeds
   (proceeds/avg. price)                                                 218,877
   (proceeds/closing price)                                           ==========


Excess of shares under option over
   treasury shares that could be
   repurchased                                                           796,956
                                                                      ==========

Common stock equivalent shares
(incremental shares)                                                     796,956

Average number of common shares
   outstanding                                                         5,807,351
                                                                      ----------

Total average number of common
   and common equivalent shares                                        6,604,308
                                                                      ==========

Diluted EPS                                                           $     0.03
                                                                      ==========


======================================================
   DATE                                     AVERAGE
                                             PRICE
                                            COMMON
                                            STOCK
======================================================
                                             8.16
 07/31/98                                    7.00
 08/31/98                                    5.25
 09/30/98                                    5.88
 10/31/98                                    5.06
 11/30/98                                    5.75
 12/31/98                                    5.88
                                        ---------

                              Total         42.98
                                        =========

                              Average        6.14
                                        =========


Net Income                             188,979.00
                                    -------------

Plus:
   First Quarter A/R Write-Off       1,700,000.00
   Second Qtr. A/R Write-Off           369,903.00
                                    -------------
          Total Write-off            2,069,903.00

Less:

   Tax Effect of Write-Off @39%       (807,262.17)
                                    -------------

Net Adjustment                       1,262,640.83

Adjusted Net Income                  1,451,619.83
                                    =============

Diluted EPS                                 $0.22
                                    =============


                                    % of                               Assumed
                        Granted  Period o/s  Wghtd Avg  Exercise $     Proceeds
                        -------  ----------  ---------  ----------     --------

J. LIBRIZZI              90,000       50%      45,000      $0.50      $  22,500
R. SWEEZEY                2,250      100%       2,250      $0.50      $   1,125
A. GERSTENFELD            3,000      100%       3,000      $2.17      $   6,510
R. LEE                   30,000      100%      30,000      $0.96      $  28,800
G. GELMAN               688,500      100%     688,500      $0.73      $ 502,605
H. ALLIGER               75,000      100%      75,000      $0.73      $  54,750
A. GERSTENFELD           15,000      100%      15,000      $0.73      $  10,950
J. LIBRIZZI              60,000      100%      60,000      $4.00      $ 240,000
P. GERSTHEIMER            7,500       83%       6,250      $4.00      $  25,000
R. MANNA                  7,500      100%       7,500      $4.00      $  30,000
M. McMANUS              250,000       33%      83,333      $5.06      $ 421,667
                      ---------             ---------                 ---------

     TOTALS           1,228,750             1,015,833                 1,343,907
                      =========             =========                 =========

                                 MISONIX, INC.
                   COMPUTATION OF EPS-TREASURY STOCK METHOD
                            THREE MONTH CALCULATION
                                   12/31/98


--------------------------------------------------------------------------------
Avg. number of common shares o/s                                       5,837,095
Net income for the period                                               $468,626
--------------------------------------------------------------------------------

                                                                     Diluted EPS
                                                                     -----------
Average # of shares under options/
    warrants outstanding                                               1,052,917

Option price per share                                             $0.50 - $6.00

Proceeds upon exercise of options                                     $1,738,075

Market price of stock:
   Average                                                            $     5.64
                                                                      ----------

Treasury shares that could be
   repurchased with proceeds
   (proceeds/avg. price)                                                 308,169
   (proceeds/closing price)                                           ==========


Excess of shares under option over
   treasury shares that could be
   repurchased                                                           744,748
                                                                      ==========

Common stock equivalent shares
(incremental shares)                                                     744,748

Average number of common shares
   outstanding                                                         5,837,095
                                                                      ----------

Total average number of common
   and common equivalent shares                                        6,581,843
                                                                      ==========

EPS                                                                   $     0.07
                                                                      ==========


======================================================
   DATE                                     AVERAGE
                                             PRICE
                                            COMMON
                                            STOCK
======================================================

09/30/98                                     5.88
10/31/98                                     5.06
11/30/98                                     5.75
12/31/98                                     5.88
                                        ---------

                              Total         22.57
                                        =========

                              Average        5.64
                                        =========


Net Income                             468,626.00
                                    -------------

Plus:
   First Quarter A/R Write-Off       1,700,000.00
   Second Qtr. A/R Write-Off           369,903.00
                                    -------------
          Total Write-off            2,069,903.00

Less:

   Tax Effect of Write-Off @39%       (807,262.17)
                                    -------------

Net Adjustment                       1,262,640.83

Adjusted Net Income                  1,731,266.83
                                    =============

Diluted EPS                                 $0.26
                                    =============



                                    % of                               Assumed
                        Granted  Period o/s  Wghtd Avg  Exercise $     Proceeds
                        -------  ----------  ---------  ----------     --------

R. SWEEZEY                2,250      100%       2,250      $0.50        $1,125
A. GERSTENFELD            3,000      100%       3,000      $2.17        $6,510
R. LEE                   30,000      100%      30,000      $0.96       $28,800
G. GELMAN               688,500      100%     688,500      $0.73      $502,605
H. ALLIGER               75,000      100%      75,000      $0.73       $54,750
A. GERSTENFELD           15,000      100%      15,000      $0.73       $10,950
J. LIBRIZZI              60,000      100%      60,000      $4.00      $240,000
P. GERSTHEIMER            7,500      67%        5,000      $4.00       $20,000
R. MANNA                  7,500      100%       7,500      $4.00       $30,000
M. McMANUS              250,000      67%      166,667      $5.06      $843,335
                      ---------             ---------               ----------

     TOTALS           1,138,750             1,052,917               $1,738,075
                      =========             =========               ==========