Form 10QSB
period 1999-03-31
MISONIX INC
filed 1999-05-14
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  MARCH 31, 1999

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

      YES  X      NO ____
          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                       Outstanding at
         Class of Common Stock          May 1, 1999
         ---------------------          -----------

            $.01 par value               5,927,470

Transitional small business disclosure format (check one):

      YES  X      NO ____
          ---

                                  MISONIX, INC.


Index

PART I.  FINANCIAL INFORMATION                                             Page

  Financial Statements:

    Consolidated Balance Sheet
     March 31, 1999(Unaudited)                                                3

    Consolidated Statements of Operations
     Nine months ended March 31, 1999
     and 1998 (Unaudited)                                                     4

    Consolidated Statements of Operations
     Three Months Ended March 31, 1999
     and 1998 (Unaudited)                                                     5

    Consolidated Statements of Cash Flows
     Nine months ended March 31, 1999
     and 1998 (Unaudited)                                                     6

    Notes to Consolidated Financial Statements                             7-10

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        11-14

PART II. OTHER INFORMATION

    Item 6:  Exhibits and Reports on Form 8-K                                15

    Signatures                                                               16

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                      --------------------------------------

                                                                     March 31,
                     ASSETS                                            1999
                                                                     ---------
CURRENT:
  Cash and cash equivalents                                       $ 6,384,053
  Investments held to maturity                                      7,447,095
  Accounts receivable, net of allowance
    for doubtful accounts of $2,338,175(Note 5)                     4,199,701
  Note Receivable (Note 3)                                            250,000
  Inventories (Note 4)                                              2,727,111
  Prepaid expenses and other current assets                           703,833
                                                                   ----------

         TOTAL CURRENT ASSETS                                     $21,711,793

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization of $2,054,184                                        2,976,763

PATENTS, at cost, less accumulated
  amortization of $9,225                                               34,599

GOODWILL, less accumulated amortization
  of $83,115                                                          508,642

DEFERRED INCOME TAXES                                                 501,722

OTHER                                                                  44,699
                                                                  -----------

                                                                  $25,778,218
                                                                  ===========

                          LIABILITIES AND STOCKHOLDERS'
                                     EQUITY

CURRENT:
  Note payable to bank                                            $   735,708
  Accounts payable                                                  1,629,470
  Accrued expenses and other current liabilities                      782,998
  Current maturities of capital lease obligations                     119,981
                                                                   ----------

         TOTAL CURRENT LIABILITIES                                  3,268,157

LONG TERM DEBT                                                      1,332,874

DEFERRED INCOME                                                       782,901

MINORITY INTEREST (Notes 1 and 8)                                     123,782

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; shares authorized
    10,000,000; issued and outstanding 5,927,470                       59,275
  Additional paid-in capital                                       21,712,040
  Deficit                                                          (1,440,437)
  Cumulative foreign currency translation adjustment                  (50,374)
                                                                   ----------

         TOTAL STOCKHOLDERS' EQUITY                                20,280,504
                                                                   ----------

                                                                  $25,778,218
                                                                  ===========

See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      --------------------------------------


                                                    For the nine months ended
                                                            March 31,
                                                 ------------------------------
                                                    1999              1998
                                                    ----              ----


NET SALES                                        $17,244,068       $17,353,978

COST OF GOODS SOLD                                 8,646,076         8,105,262
                                                  ----------        ----------

     Gross profit                                  8,597,992         9,248,716
                                                  ----------        ----------

OPERATING EXPENSES:
 Selling, general and
  administrative expenses                          5,599,413         5,245,296
 Research and development                            827,060           704,581
 Bad debt expense                                  2,115,300            36,000
                                                  ----------        ----------

  Total operating expenses                         8,541,773         5,985,877
                                                  ----------        ----------

  Income from operations                              56,219         3,262,839
                                                  ----------        ----------

OTHER INCOME (EXPENSE):
 Interest income                                     470,641           343,165
 Interest expense                                    (63,307)          (36,099)
 Option/license fees                                  44,006            54,649
 Royalty income                                      565,037           386,302
 Foreign exchange (loss) gain                         (1,489)              191
 Miscellaneous expense                                (2,161)           (2,085)
                                                  ----------        ----------

Total other income                                 1,012,727           746,123
                                                  ----------        ----------

Income before minority
 interest and income taxes                        1,068,946          4,008,962

Minority interest in net income of
 consolidated subsidiary                             (2,660)            (9,539)
                                                  ----------         ----------

Income before income taxes                         1,066,286         3,999,423

Income taxes                                        (315,639)       (1,112,803)
                                                  ----------        ----------

NET INCOME                                       $   750,647       $ 2,886,620
                                                  ==========        ==========

NET INCOME PER SHARE - BASIC                          $ .13             $  .51
                                                       ====              =====

NET INCOME PER SHARE - DILUTED                        $ .11             $  .43
                                                       ====              =====

WEIGHTED AVERAGE COMMON SHARES                     5,842,937         5,675,392
                                                  ==========        ==========

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                      6,611,623         6,667,868
                                                  ==========        ==========



           See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      --------------------------------------

                                                   For the three months ended
                                                            March 31,
                                                 ------------------------------
                                                    1999              1998
                                                    ----              ----


NET SALES                                      $  5,820,288       $ 6,516,470

COST OF GOODS SOLD                                2,838,224          3,209,656
                                                 ----------         ----------

     Gross profit                                 2,982,064          3,306,814
                                                 ----------         ----------

OPERATING EXPENSES:
 Selling, general and
  administrative expenses                         2,050,907          1,862,492
 Research and development                           384,551            256,878
 Bad debt expense                                    15,000             25,000
                                                 ----------         ----------

  Total operating expenses                        2,450,458          2,144,370
                                                 ----------         ----------

  Income from operations                            531,606          1,162,444
                                                 ----------         ----------

OTHER INCOME (EXPENSE):
 Interest income                                    143,368             83,601
 Interest expense                                   (36,523)           (11,291)
 Option/license fees                                  6,077             18,964
 Royalty income                                     155,251            156,548
 Foreign exchange gain                                4,143             12,774
 Miscellaneous income (expense)                         328               (610)
                                                 ----------         ----------

Total other income                                  272,644            259,986
                                                 ----------         ----------

Income before minority
 interest and income taxes                          804,250          1,422,430

Minority interest in net income of
 consolidated subsidiary                             17,078                (64)
                                                 ----------         ----------

Income before income taxes                          821,328          1,422,366

Income taxes                                       (255,704)          (387,572)
                                                 ----------         ----------

NET INCOME                                      $   565,624        $ 1,034,794
                                                 ==========         ==========

NET INCOME PER SHARE - BASIC                         $  .10             $  .18
                                                      =====              =====

NET INCOME PER SHARE - DILUTED                       $  .09             $  .16
                                                      =====              =====

WEIGHTED AVERAGE COMMON SHARES                    5,910,783          5,677,622
                                                 ==========         ==========

WEIGHTED AVERAGE COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING                     6,613,506          6,587,427
                                                 ==========         ==========


          See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                         Nine months ended
                                                             March 31,
                                                   ---------------------------
                                                        1999            1998
                                                        ----            ----
OPERATING ACTIVITIES:
  Net income                                       $   750,647       $2,886,620
  Adjustments to reconcile net income
    to net cash provided by
     operating activities:
      Depreciation and amortization                    273,625          275,498
      Minority interest in net income
       of subsidiary                                     2,660            9,539
      Provision for bad debt                         2,115,300           36,000
      Deferred income taxes                             27,290              -
      Changes in operating assets and
       liabilities:
        Accounts receivable                          1,846,538       (2,003,800)
        Inventory                                      284,802         (794,139)
        Prepaid expenses and other
         current assets                                191,018          (78,372)
        Other assets                                     5,326           (2,094)
        Accounts payable and accrued
         expenses                                   (1,952,065)         226,889
        Deferred income                                (44,007)          98,821
                                                   ------------       ----------

  Net cash provided by operating activities          3,501,134           654,962
                                                   -----------        ----------

INVESTING ACTIVITIES:
  Sales of investments held to maturity             14,775,000        4,549,722
  Purchase of investments held to maturity         (15,814,623)      (6,543,334)
  Purchase of additional stock in Labcaire            (129,172)        (119,187)
  Acquisition of property, plant and
   equipment                                        (1,983,224)        (523,195)
                                                   -----------        ----------

  Net cash used in investing activities             (3,152,019)      (2,635,994)
                                                   -----------       ----------

FINANCING ACTIVITIES:
  Proceeds from (repayment of)
   note payable to bank                                200,822         (262,765)
  Proceeds from long term debt                       1,290,276              -
  Repayment of long term debt                          (31,683)             -
  Principal payments on capital lease
   obligation                                          (44,818)         (16,067)
  Secured loan to Hearing Innovations                 (250,000)            -
  Exercise of employee stock options                   330,147           13,500
                                                   -----------        ----------

  Net cash provided by (used in)
   financing activities                              1,494,744         (265,332)
                                                   -----------        ----------

Effect of exchange rates on assets and
 liabilities                                           (49,167)             919
                                                   -----------        ----------

Effect of exchange rates on cash and
 cash equivalents                                       (3,550)          (2,476)
                                                   -----------       -----------

NET INCREASE (DECREASE) IN CASH                      1,791,142       (2,247,921)

CASH, beginning of period                            4,592,911        5,409,830
                                                    ----------       ----------

CASH, end of period                                $ 6,384,053       $ 3,161,909
                                                    ==========       ===========

Cash paid for interest                             $    48,191       $    36,099
Cash paid for income taxes                         $ 1,962,005       $   708,539

          See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION WITH RESPECT TO INTERIM PERIODS IS UNAUDITED)
           -----------------------------------------------------------


1. BASIS OF PRESENTATION

The consolidated financial statements of Misonix, Inc. include the accounts of Misonix, Inc., its 89.34% owned subsidiary, Labcaire Systems Ltd. ("Labcaire"), and its 100% owned subsidiary, Misonix, Ltd. All significant intercompany balances and transactions have been eliminated.


2. INTERIM PERIODS

The consolidated financial statements for the nine months ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for fair presentation of financial position and results of operations. Results for the interim periods are not necessarily indicative of the results for a full year. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1998.


3. NOTE RECEIVABLE

On March 10, 1999, the Company entered into a bridge loan agreement with Hearing Innovations, Incorporated (Hearing Innovations) whereby Hearing Innovations promises to pay to the Company, on or before the first anniversary date of the agreement, March 10, 1999, the principal amount of $250,000. This amount bears no interest. The note is secured by a lien on all Hearing Innovation's rights, titles and interests in accounts receivable, inventory, property plant and equipment and proceeds of specified products whether now existing or here after arising or acquired after the date of the agreement. (See Note 10 for further discussion)


4. INVENTORIES

                  Inventories are summarized as follows:

                                             March 31,
                                                1999
                                             ---------

                Raw materials                1,694,550
                Work-in-process                728,289
                Finished goods                 304,272
                                            ----------
                                            $2,727,111
                                            ==========

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (INFORMATION WITH RESPECT TO INTERIM PERIODS IS UNAUDITED) CONTINUED
      --------------------------------------------------------------------

5. BAD DEBT EXPENSE

On October 22, 1998, the Company announced that it had reserved for possible bad debts of $1,700,000 against accounts receivable due and owing by Medical Device Alliance, Inc. ("MDA") and its wholly-owned subsidiary, LySonix, Inc., ("Lysonix") as Licensees for the Misonix ultrasonic soft tissue aspirator. In December of 1998, an additional reserve was taken against all remaining receivables from MDA and Lysonix totaling $369,903. The allowance for doubtful accounts of $1,592,235 and $477,668 relates to product shipments and royalties, respectively. A notice of default on the license agreement with these parties has been transmitted by the Company pursuant to which the license agreement was terminated on January 11, 1999. (See Note 9)


6. STOCK BASED COMPENSATION

On October 7, 1998, the Board of Directors adopted, and on January 13, 1999, the shareholders approved the 1998 Employee Stock Option Plan covering an aggregate of 500,000 common shares of the Company.


7.  DEBT

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house their operations. The transaction totaled or approximately $2,000,000 and was financed with a mortgage loan from Midland Bank plc. which as of March 31, 1999, had an outstanding balance of $1,258,593. Midland Bank plc also reduced their line of credit with Labcaire. The revised agreement, dated December 4, 1998, reduces the available credit from $871,500 to $581,000 and requires that Labcaire pay the existing loan balance down to $581,000 by January 31, 1999. On December 11, 1998, the Company transferred $335,900 to Labcaire to satisfy this requirement. During the third quarter of fiscal 1999, the line of credit was temporarily increased to pay refundable sales tax on their new facility $290,500. The new terms also stipulate that Labcaire's accounts receivable must be at least 175% of the outstanding balance on the line of credit at all times, and that Labcaire must show an after tax profit of at least $166,000 for the prior four quarters. As of March 31, 1999 $735,708 was outstanding under this line of credit.


8.  ACQUISITION

In October 1998, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Form 10-KSB at June 30, 1998, the Company paid $129,172 for 9,286 shares (2.65%) of Labcaire's common stock. This represents the fiscal 1998 buy- back portion, as defined in the Agreement.

                                  MISONIX, INC
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
      (INFORMATION WITH RESPECT TO INTERIM PERIODS IS UNAUDITED) CONTINUED
      --------------------------------------------------------------------


9. COMMITMENTS AND CONTINGENCIES

EMPLOYEE AGREEMENTS

The Company has entered into an employee agreement with its chief executive officer which expires on October 31, 2000. This agreement provides for an annual base compensation of $250,000 with an annual bonus at the discretion of the Board of Directors. The agreement also provides for a guaranteed initial bonus of $225,000 to be paid in January 2000.

LEGAL PROCEEDINGS

The Company, MDA and MDA's wholly-owned subsidiary, Lysonix, were sued for alleged patent infringement by Mentor Corporation. The case was heard in U.S. District Court in January 1999. On February 5, 1999, the jury found for the plaintiff. As a result of this outcome, the Company and its licensee are precluded from selling the ultrasonic soft tissue aspirator. The amount of damages are approximately $4,904,000 against the Company and the licensees of its device. (See Note 10 for further discussion.)

10.  SUBSEQUENT EVENTS

On April 30, 1999, the Company and Focus Surgery, Inc. ["Focus"] a privately-held Indianapolis firm, jointly announced an agreement in principle whereby Misonix will invest $3 million to obtain an approximately 20% equity position in Focus. The agreement further provides for a series of development and manufacturing agreements whereby Misonix would upgrade existing Focus products and create new products based on high intensity focused ultrasound
(HIFU) technology for the non-invasive treatment of tissue for certain medical applications. The agreement in principal contemplates and is subject to the finalization and execution of formal, legally binding agreements between the two companies. This agreement with Focus was consummated on May 7, 1999.

On May 3, 1999, the Company entered into an agreement for the settlement of the patent litigation instituted by Mentor against Misonix. The terms of the settlement being presented to the District Court in Los Angeles hearing the matter are comprised of (a) a settlement and release by Mentor of Misonix in the patent litigation, (b) a cross licensing agreement whereby each would license the other to use each other's patent and technology, (c) a manufacturing and supply agreement whereby Misonix would ultimately become the sole source of ultrasonic liposuction equipment sold by Mentor, whether under the Mentor or the Misonix patent and technology, (d) Misonix would make a prepayment of $1,500,000 as an advance royalty to Mentor under the cross licensing agreement, (e) Misonix would be selected to develop and manufacture the next generation of liposuction equipment, and (f) Mentor would have sole worldwide sales and marketing rights to the products. The settlement is subject to court

                                  MISONIX, INC
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
      (INFORMATION WITH RESPECT TO INTERIM PERIODS IS UNAUDITED) CONTINUED
      --------------------------------------------------------------------



approval and the execution and delivery of formal documents implementing the cross licensing, supply and development agreements, which is anticipated to occur within thirty days. The settlement agreement does not affect Mentor's claims against the Misonix licensees, Medical Device Alliance, Inc. and Lysonix, Inc., whose rights under the license agreement have previously been terminated by Misonix. On May 10, 1999 the Company brought an action against these former licensees seeking collection of indebtedness and enforcement of its security interest against remaining portion of inventory and for other relief.

On May 11, 1999, Misonix and Hearing Innovations Incorporated (Hearing Innovations) jointly announced an agreement in principal whereby Misonix will invest $750,000 to obtain an approximately 7% equity position in Hearing Innovations. The $750,000 interest will be provided from a $500,000 additional capital contribution and the conversion of the $250,000 note receivables into equity. The agreements also state that upon the exercise of the first warrant, Misonix has the right to manufacture Hearing Innovations ultrasonic products and also has the right to create a joint venture for the marketing and sale of Hearing Innovations' ultrasonic tinnitus masker device.

                                  MISONIX, INC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Nine and three months Ended March 31, 1999 and 1998

Net Sales: Net sales of the Company's medical, scientific and industrial products for the nine months ended March 31, 1999, decreased $109,910 or 1% to $17,244,068 from $17,353,978 for the nine months ended March 31, 1998. Net sales for the Company's medical, scientific and industrial products for the three months ended March 31, 1999 decreased $696,182 or 11% to $5,820,288 from $6,516,470 for the three months ended March 31, 1998. The decrease in sales is due to a decrease in medical shipments due to a delay in orders received for our licensee, US Surgical, as well as a reduction in shipments of Mystaire Division products due to concentrated efforts on shipments for the fourth quarter for two major orders. The backlog for unfilled orders as of March 31, 1999 was $10,033,145.

Gross Profit: Gross Profit decreased from 53.3% of sales for the nine months ended March 31, 1998 to 49.9% sales for the nine months ended March 31, 1999 due to an unfavorable mix of high and low margin product deliveries and disposal of obsolete inventory. Gross Profit increased from 50.7% of sales for the three months ended March 31, 1998 to 51.2% of sales for the three months ended March 31, 1999. The increase is due to a favorable mix of high and low margin product deliveries.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from $5,245,296 (30.2% of sales) for the nine months ended March 31, 1998 to $5,599,413 (32% of sales) for the nine months ended March 31, 1999 due to higher selling expenses in addition to legal fees associated with the Mentor Patent Litigation.. (See Note 9) Selling, general and administrative expenses increased from $1,862,492 (28.5% for sales) for the three months ended March 31, 1998 to $2,050,907 (35.2% of sales) for the three months ended March 31, 1999. This increase relates to an increase in consulting and accounting expenses related to the change in the financial management of the Company.

Bad Debt Expense: Bad debt expense increased from $36,000, for the nine months ended March 31, 1998 to $2,115,300 for the nine months ended March 31, 1999. On October 22, 1998 the Company announced that it had reserved for possible bad debts of $1,700,000 against accounts receivable due and owing by MDA and its wholly-owned subsidiary, Lysonix, Inc., as Licensees for the Misonix Ultrasonic soft tissue aspirator. In December 1998, an additional reserve of $369,903 was provided for all remaining receivables from MDA and Lysonix, Inc., to bring the reserve to $2,069,903 for MDA. A notice of default on the license agreement with these parties has been transmitted by the Company which declared the license agreement was terminated on January 11, 1999. On May , 1999 the Company brought an action against licensee seeking collection of indebtedness and enforcement of security interest against remaining portion of inventory. Without the effects of this charge, the Company would have reported net income of $2,116,783 or $.32 diluted earnings per share for the nine months ended March 31, 1999 as compared to net income of $2,886,620 or $.43 diluted earnings per share for the nine months ended March 31, 1998. Due to this charge, the Company reported a net profit of $750,647 or $.11 diluted earnings per share for the nine months ended March 31, 1999.

Research and Development Expenses: Research and development expenses were $704,581 for the nine months ended March 31, 1998 and $827,060 for the nine months ended March 31, 1999. Research and

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


development expenses were $256,878 for the three months ended March 31, 1998 and $384,551 for the three months ended March 31, 1999. The increase in this area is predominately due to development costs associated with the Company's medical devices and ultrasonic products.

Other Income (Expense): Other income during the nine months ended March 31, 1999 was $1,012,727 compared to $746,123 for the nine months ended March 31, 1998. Other income for the three months ended March 31, 1999 was $272,644 as compared to $259,986 for the three months ended March 31, 1998. This increase was principally due to increased royalty income received from the Company's licensee on sales of medical devices and interest income on investments.

Income Taxes: The Company is currently providing for income taxes at a rate of 34%. The estimated payments made to date exceed the income tax provision and result in prepaid income taxes rather than income taxes payable which is classified in the balance sheet as prepaid expenses and other current assets.

Liquidity and Capital Resources: Working capital at March 31, 1999 and June 30, 1998 was $18.4 and $18.0 million, respectively. Cash and investments increased by approximately $2.83 million from June 30, 1998. The increase is due to increased cash flow from operations, royalties received from the Company's licensees on sale of medical devices and interest income. This increase was partially offset by entering into an agreement with Hearing Innovations, the purchase of a manufacturing facility in North Somerset, England, and the additional investment in the Labcaire subsidiary.

The Company has a revolving credit facility, which expires on June 30, 1999, in the amount of $500,000 available to the Company for short term borrowings and letters of credit. Borrowings under the facility bear interest at prime plus 2% and are collateralized by a security interest in all assets of the Company. There are no outstanding borrowings under this facility.

On January 22, 1999, Labcaire, the Company's 89.34% owned subsidiary, purchased a manufacturing facility in North Somerset, England to house their operations. The transaction, totaling $2.1 million, consisted of a purchase price of $1,660,000, closing costs of $117,860 and refundable VAT of $290,500. The purchase was financed in part by an intercompany loan of $335,900 and by a $1,294,800 mortgage loan from Midland Bank plc in North Somerset. Borrowings under the facility bear interest at prime plus 2% and are collateralized by a security interest in all assets of Labcaire. The loan is payable in monthly installments of $ 12,876 per month, including interest, over a term of fifteen years starting in February of 1999. There is also a 1% prepayment penalty for early retirement of the loan. As of March 31, 1999, $1,258,593 was the outstanding balance of the loan.

As a result of the mortgage loan described above, Midland Bank plc revised their line of credit with Labcaire. The revised agreement, dated December 4, 1998, reduces the available credit from $871,500 to $581,000 and requires Labcaire to pay the existing loan balance down to $581,000 by January 31, 1999. On December 11, 1998 the Company transferred $335,900 to Labcaire to satisfy this requirement. During the third quarter of fiscal 1999, the line of credit was temporarily increased by $290,500 to pay refundable sales taxes on their new facility. As of March 31, 1999, $735,708 was outstanding under this facility.

                                  MISONIX, INC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On March 10, 1999, the Company entered into an agreement with Hearing Innovations, whereby Hearing Innovations promises to pay to the Company, on or before the first anniversary date of the agreement, the principal amount of $250,000. This amount bears no interest. The note is secured by a lien on all Hearing Innovation's right, title and interest in accounts receivable, inventory, property plant and equipment and proceeds of specified products whether now existing or hereafter arising or acquired. On May 11, 1999 Misonix and Hearing Innovations jointly announced an agreement in principle whereby Misonix will invest $750,000 to obtain an approximately 7% equity position in Hearing Innovations. The $750,000 interest will be provided from $500,000 additional paid in capital and the conversion of the $250,000 note receivable into equity. This agreement further provides for the issuance of warrants that if exercised gives Misonix the right to invest in Hearing Innovations. If both warrants are exercised, it would bring Misonix's equity position to approximately 15% in Hearing Innovations.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for a least 12 months from the date hereof.

Year 2000 Compliance: During the first quarter of Fiscal 1998, the Company commenced a Year 2000 date conversion project to address necessary changes, testing and implementation in respect to its internal computer systems. Project completion is scheduled for June 1, 1999. To date, the cost of this project has not been material to the Company's results of operations and liquidity and the Company does not anticipate that the cost of completing the project will be material to its results of operations or liquidity in fiscal 1999. Management anticipates that the Company's Year 2000 date conversion project as it relates to the Company's internal systems will be completed on a timely basis.

The Company's applicable products are Year 2000 compliant.

The Company is currently seeking information regarding Year 2000 compliance from its vendors, customers and manufacturers. Project completion for this phase is planned for the middle of 1999. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of the external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failures to convert by another company would not have an adverse effect on the Company's systems.

The cost of the Company's Year 2000 project and the date on which the Company believes it will complete the necessary modifications are based on the Company's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its internal information systems and products. However, if the

                                  MISONIX, INC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



anticipated modifications and conversions are not completed on a timely basis, or if the systems of other companies on which the Company's systems and operations rely are not converted on a timely basis, the Year 2000 issue could have an adverse effect on the Company's operations.

The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and/or third-party systems in respect of the Year 2000 issue.

Euro Conversion: The January 1, 1999 scheduled adoption of the Euro created a single-currency market in much of Europe. For a transition period from January 1, 1999 through January 1, 2002 the existing local currencies are anticipated to remain legal tender as denominations of the Euro. The Company does not anticipate that its operations will be materially adversely effected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing system and operations and implemented modifications to its systems to enable the Company to handle Euro invoicing for the transaction which commenced in 1999. The Company anticipates that the cost of such modifications should not have a material adverse effect on its results of operations or liquidity.

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

                                  MISONIX, INC.






PART II.  OTHER INFORMATION


Item 6:     Exhibits and Reports on Form S-8

            A report on Form S-8 was filed on April 20, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1999


                                  MISONIX, INC.
                             --------------------------------------------------
                             (Registrant)


                             By: /s/ Michael A. McManus, Jr.
                                 ----------------------------------------------
                                 Michael A. McManus, Jr.
                                 President, Chief Executive Officer


                             By: /s/ Richard Zaremba
                                 ----------------------------------------------
                                 Richard Zaremba
                                 Vice President and
                                 Chief Financial Officer