Form 10KSB40
period 1999-06-30
MISONIX INC
filed 1999-09-28
CIK 880432

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

         |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

         |_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                           Commission File No. 1-10986

                                  MISONIX, INC.
                 (Name of small business issuer in its charter)

               New York                                  11-2148932
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

    1938 New Highway, Farmingdale, New York                 11735
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

Issuer's revenues for its most recent fiscal year.  $24,767,163

The aggregate market value of the voting stock held by non affiliates of the registrant on September 15, 1999 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $30,561,821.

There were 5,957,470 shares of Common Stock outstanding at September 15, 1999.

                 DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):

                           Yes                       No   X
                               -----                    -----

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

                                     PART I


Item 1.   Description of Business.

                  Misonix, Inc. (the "Company") is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, develops, manufactures and markets medical devices, ultrasonic equipment for scientific and industrial applications, ductless fume enclosures for filtration of gaseous contaminates, and environmental control products for the abatement of air pollution.

Medical Products

                  In October 1996, the Company entered into a twenty-year license agreement (the "USS License") with United States Surgical Corporation ("USS"), covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License agreement gives USS exclusive world-wide marketing and sales rights for this technology and device. The Company received $100,000 under the option agreement preceding the license agreement. Under the USS License, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company has received aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Licensing fees from the USS License are amortized over the term of the USS License. Also as part of the USS License, the Company was reimbursed for certain product development expenditures (as defined in the USS License). The amount of reimbursement (which began in February 1997) was $61,800 and $278,231 in the fiscal years ended June 30, 1999 and 1998, respectively. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $8,579,000 and $6,500,000 during the fiscal years ended June 30, 1999 and 1998, respectively.

                  On May 3, 1999 the Company entered into an agreement with Focus Surgery, Inc. ("Focus") to obtain an approximate 20% equity position in Focus for $3,000,000. The agreement provides for a series of development and manufacturing agreements whereby Misonix would upgrade existing Focus products and create new products based on high intensity focused ultrasound (HIFU) technology for the non-invasive treatment of tissue for certain medical applications.

                  In December 1995, the Company entered into a ten-year license agreement with Medical Device Alliance, Inc.("MDA"), giving MDA exclusive world-wide marketing and sales rights for the Company's ultrasonic soft tissue aspiration medical device. Pursuant to the license agreement, the Company sold such device to MDA. On January 11, 1999, the Company terminated the MDA license agreement due to a default by MDA for non-payment of both products shipped from the Company to MDA of $1,592,235 and royalties owed for products sold by MDA to third parties of $477,668.

                  A competitor, Mentor Corporation ("Mentor"), instituted an action against the Company, MDA, and Lysonix Inc, a subsidiary of MDA, alleging patent infringement. On June 10, 1999, the court found the Company did not infringe on the Mentor patent (see Item #3 Legal Proceedings for further discussion).

Scientific and Industrial Products

                  The Company's other revenue-producing activities consist of the manufacture and sale of the Sonicator(Registered) ultrasonic liquid processor and cell disrupter, the distribution of other ultrasonic equipment for scientific and industrial purposes, the manufacture and sale of Mystaire(Registered) ductless fume enclosures for filtration of gaseous contaminants and the manufacture and sale of Mystaire scrubbers for the abatement of air pollution.

                  The Sonicator is used in laboratories as a biological cell and tissue disrupter, for the preparation of substances used to target drug delivery in the body and certain agents used to visualize the circulatory system non-invasively. In analytical chemistry, ultrasonic processors such as the Sonicator remove gases from solvents and prepare samples for chemical analysis. Similar procedures are used in biotechnology in the production of medications and chemicals. The Sonicator is also used in the acceleration of chemical reactions and the extraction of proteins from cells such as Achillea and Yeast. Sonication can strip away the outer coating of a virus and fragment DNA for immunological studies. It is also widely applied in manufacturing pharmaceuticals, fuel/oil emulsions, homogenizing pigments and dyes and improving the quality and consistency of these products. Additional uses of the Sonicator are, among others, quality control, including the dispersion of black carbon in the ink industry, improving polymer films, degassing carbonated beverages, beer, wines and spirits, and solvents.

                  In addition to the Sonicator, the Company also manufactures and sells an ultrasonic spray nozzle, marketed under the name Sonimist(Registered), and distributes ultrasonic cleaners, marketed under the names Astrason(Registered) bench-top cleaner and Astramax(Registered) industrial ultrasonic cleaner. The Sonimist ultrasonic spray nozzles are used for, among other things, coating, cleaning, cooling and disinfecting products in the food, pharmaceutical, paint, chemical, electronic, environmental and printing industries. Ultrasonic cleaners are marketed to research and industrial laboratories to remove various contaminants, such as radioactive particles, proteins, rust, blood and oil, from laboratory equipment.

                  The Mystaire fume enclosure is a ductless filtration and containment hood which is portable and easy to install. It eliminates the duct work that is otherwise necessary for exhausting to the outside air. The enclosure is sold to clinical, research, and industrial laboratories for various industrial purposes. Laboratory applications include working with organic solvents and radioisotopes, chemical storage, chemical dispensing, pathology and histology. Industrial markets for the product line include the pharmaceutical, semiconductor manufacturing and asbestos containment industries. The Mystaire air purifier is a general purpose recirculating system with activated carbon filters that purify air and remove airborne fumes, odors and particulate.

                  The Mystaire scrubber is an air pollution abatement system which removes difficult airborne contaminants emitted from laboratory, industrial and sewage treatment processes. The scrubber operates on a broad range of contaminants and is particularly effective on gaseous contaminants such as sulfur oxides. The Company also manufactures a range of "point of use" scrubbers for the microelectronics industry. This equipment eliminates low levels of toxic and noxious contaminants arising from silicon wafer production.

                  The Company owns an 89.35% interest in Labcaire Systems Ltd. ("Labcaire"), a United Kingdom company formed in February 1992 with its principal place of business in North Somerset, England. The balance of the capital stock of Labcaire is owned by four executives who have, under a purchase agreement (the "Labcaire Agreement"), agreed to sell one-seventh of their total holding of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. Under the Labcaire Agreement, the Company is required to repurchase such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year. Pursuant to the Labcaire Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company for approximately $102,000 in October 1996, for the year ended June 30, 1997, 9,286 shares (2.65%) were purchased by the Company for approximately $119,000, in October 1997, for the year ended June 30, 1998, 9,286 shares (2.65%) were purchased by the Company for $129,000 for the year ended June 30, 1999 and 9,286 shares (2.65%) will be purchased by the Company for approximately $163,000 for the year ending June 30, 2000. The effective date of this transaction is expected to be October 1999.

                  Labcaire's business consists of designing, manufacturing, and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. Labcaire is also the European distributor of the Company's ultrasonic scientific and industrial products. The present management of Labcaire consists of four executives/minority interest shareholders with experience in chemical containment and air handling technologies. Labcaire manufactures class 100 biosafety hazard enclosures used in laboratories to provide sterile environments and to protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its trade name. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system ("Autoscope"). The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes.

Market and Customers

                  The Company relies on its licensee, USS, for marketing its ultrasonic surgical device. The Company will seek to control the development and marketing of other potential ultrasonic medical devices, where possible, as well as considering other joint ventures.

                  The Company entered into a series of development and manufacturing agreements whereby Focus products will be upgraded and new products created based upon HIFU technology for the non-invasive treatment of tissue for certain medical applications. The Company also has the option to market, and sell other high potential (HIFU) applications for the breast, liver, and kidney for both benign and cancerous tumors.

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

                  The market for the Company's ductless fume enclosures includes laboratory or industrial environments in which workers may be exposed to noxious fumes or vapors. The products are suited to laboratories in which personnel perform functions which release noxious fumes or vapors (including hospital and medical laboratories), industrial processing (particularly involving the use of solvents) and soldering, and other general chemical processes. The products are particularly suited to users in the pharmaceutical, semiconductor, biotechnology, and forensic industries.

                  The Company relies on direct salespersons, distributors, manufacturing representatives and catalogue listings for the marketing of its scientific and industrial products. The Company currently sells through more than seven manufacturing representatives and distributors in the United States. The Company currently employs direct sales persons who operate outside the Company's offices and conduct direct marketing on a regional basis.

                  In fiscal 1999, approximately 33.6% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's scientific and industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products. Sales by the Company in other major industrial countries are made through distributors.

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

                  Labcaire manufactures and assembles its products at its facility located in North Somerset, England. It is not dependent upon any single source of supply and has no long-term supply agreements.

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

Patents, Trademarks, Trade Secrets and Licenses

                  The Company owns United States trademark registrations for the following trademarks: Mystaire, Waterweb, Sonimist, Astrason and Astramax. Pursuant to a royalty free license agreement with an unaffiliated third party, the Company has the right to use the trademark "Sonicator" in the United States. The Company also owns trademark registrations for Mystaire in both England and Germany.

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

5,419,761 (May 1995)             Liposuction - relating to the Company's
                                 liposuction apparatus and associated method.
                                 The Company has settled the dispute with the two individuals who are joint inventors, with the Company's founder, of this patent.

5,465,468 (Nov. 1995)            Flow-thru transducer - relating to the method
                                 of making an electromechanical transducer device to be used in conjunction with the soft tissue aspiration system and the Company's ultrasonic industrial products.

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

Number and issue date                      Description
---------------------                      -----------

5,769,211 (June 1998)            Autoclavable switch - relating to a medical
                                 handpiece with autoclavable rotary switch to be used in medical procedures.


The Company filed three foreign patent applications (one in April 1995 and two in April 1997) relating to an ultrasonic lipectomy probe to be used with the soft tissue aspiration technology.

Backlog

                  As of June 30, 1999, the Company's backlog, including Labcaire, relating to industrial products was approximately $3,700,000 as compared with approximately $2,100,000 as of June 30, 1998. The Company's backlog relative to medical products was approximately $4,500,000 at June 30, 1999 and approximately $6,700,000 at June 30, 1998. The Company's total backlog was $8,200,000 as of June 30, 1999 compared to approximately $8,800,000 as of June 30, 1998.

Employees

                  As of September 15, 1999, the Company, including Labcaire, employed a total of 149 full-time employees, including 28 in management and supervisory positions. The Company considers its relationship with its employees to be good.

Item 2.   Description of Property.

                  The Company occupies approximately 34,000 square feet at 1938 New Highway, Farmingdale, New York under a lease expiring on April 30, 2000. The rental amount, which is approximately $24,000 per month, includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company is planning on renewing its lease covering its existing facilities and expanding to 45,000 square feet in June 2000. Labcaire owns a 20,000 square foot facility in North Somerset, England which was purchased in fiscal 1999.

Item 3.   Legal Proceedings.

                  The Company, MDA, and MDA's wholly-owned subsidiary, Lysonix, Inc. ("Lysonix"), were defendants in an action alleging patent infringement filed by Mentor. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. Based upon the current status of the matter, management believes the outcome of this appeal will not have a material adverse effect on the Company's financial position and results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 1999.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

                  The Company's common stock, $.01 par value ("Common Stock"), is listed on the Boston Stock Exchange under the symbol "MSO" and is traded in the over-the-counter market on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") under the symbol "MSON".

                  On September 9, 1997, the Board of Directors of the Company declared a 3 for 2 stock split payable as a 50% stock dividend to shareholders of record on October 10, 1997. All Common Stock data, per share data and market prices per share of Common Stock in this report have been retroactively adjusted to reflect the stock split.


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

Fiscal 1999:                                           High             Low
-----------                                            ----             ---

         First Quarter......................          $ 7.94          $ 5.25

         Second Quarter.....................            6.38            4.81

         Third Quarter......................            5.88            3.00

         Fourth Quarter.....................            6.75            3.06

Fiscal 1998                                            High             Low
-----------                                            ----             ---

         First Quarter......................          $15.17          $ 5.13

         Second Quarter.....................           15.67            6.50

         Third Quarter......................            7.75            5.50

         Fourth Quarter.....................            8.75            5.50

As of September 15, 1999, the Company had 5,957,470 shares of Common Stock outstanding and 148 shareholders of record. This does not take into account stockholders whose shares are held in "street name" by brokerage houses. The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, in its business operations.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

                  The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

                  All of the Company's sales to date have been derived from the manufacture and distribution of ultrasonic medical devices, ultrasonic equipment for scientific and industrial purposes, ductless fume enclosures for filtration of gaseous emissions in laboratories and environmental control equipment for the abatement of air pollution.

Results of Operations:

                  The following table sets forth, for the two most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Consolidated Statement of Operations:

                                                            Fiscal years ended
                                                                 June 30
                                                             1999        1998
                                                             ----        ----

Net sales ........................................          100.0%      100.0%
Cost of goods sold ...............................           51.1        45.7
                                                            -----       -----

Gross profit .....................................           48.9        54.3
                                                            -----       -----

Selling, general and administrative expenses .....           30.0        26.9
Research and development expenses
   -medical products..............................            2.3         2.1
Research and development expenses
   -industrial products...........................            1.7         1.1
Bad debt expense..................................            8.6          .8
                                                            -----       -----

Total operating expenses..........................           42.6        30.9
                                                            -----       -----

Income from operations............................            6.3        23.4

Other income .....................................            6.1         4.3
                                                            -----       -----

Income before minority interest

   and income taxes...............................           12.4        27.7

Minority interest ................................            (.4)        (.1)
                                                            -----       -----

Income before income taxes........................           12.0        27.6

Income taxes......................................            4.1         7.7
                                                            -----       -----

Net income........................................            7.9%       19.9%
                                                            =====       =====

                  The following table provides a breakdown of net sales by major category for the periods indicated:

                                                             Fiscal year ended
                                                                  June 30
                                                             1999         1998
                                                             ----         ----
                                                               (in thousands)

Ultrasonic medical devices..........................       $ 8,743      $11,500
Ultrasonic products ................................         3,003        3,431
Scrubbers ..........................................         2,451        3,760
Ductless fume enclosures ...........................         3,441        2,116
Other laboratory and hospital equipment ............         7,129        5,957
                                                           -------      -------
Net sales ..........................................       $24,767      $26,764
                                                           =======      =======


                  The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                                                             Fiscal year ended
                                                                  June 30
                                                             1999         1998
                                                             ----         ----
                                                               (in thousands)

Canada and Mexico .....................                    $   429      $   265
Europe ................................                      6,927        5,883
Asia ..................................                        633          786
Middle East ...........................                        167          180
Other .................................                        160          185
                                                           -------      -------
                                                           $ 8,316      $ 7,299
                                                           =======      =======


Fiscal years ended June 30, 1998 and 1999

                  Net Sales. Net sales decreased by 7.5% between the fiscal year ended June 30, 1998 and the fiscal year ended June 30, 1999 from $26,764,332 to $24,767,163. The results reflect a slight decrease in Medical Products sales due to the absence of current year revenue from the Company's soft tissue aspirator product compared to approximately $5,000,000 in fiscal 1998 and the delayed shipments of Mystaire Products which will be delivered in fiscal 2000. This decrease is offset, in part, by an increase in Labcaire and fume enclosure sales. Revenues for the three-month period ended June 30, 1999 were $7,523,095 compared to $9,410,354 for the same period in fiscal 1998.

                  During fiscal 1999 and fiscal 1998, the Company had foreign net sales of $8,316,068 and $7,299,136, respectively, representing 33.6% and 27.3% of net sales for such years, respectively. This increase in foreign sales is principally due to Labcaire's increased sales volume in fiscal 1999 over fiscal 1998, increasing to $7,129,170 from $5,956,763.

                  Gross profit. There was a decrease in overall gross profit margin to 48.9% in fiscal 1999 from 54.3% in fiscal 1998. The decrease is due to an unfavorable mix of high and low margin product deliveries and disposal of obsolete inventory.

                  Selling, general and administrative expenses. There was a 3.1% increase, from $7,205,742 to $7,427,449, in selling, general and administrative expenses from fiscal 1998 to fiscal 1999. This increase is due to higher selling expenses, consulting costs and legal fees.

                  Research and development expenses. Research and development expenses were $1,002,084 in fiscal 1999 and $859,419 in fiscal 1998. The increase is predominately due to development costs associated with the Company's Medical Devices and Ultrasound products

                  Bad debt expense. Bad debt expense increased from $201,296 for the year ended June 30, 1998 to $2,131,218 for the year ended June 30, 1999. On October 22, 1998, the Company announced that it had reserved $1,700,000 against accounts receivable due and owing by MDA and its wholly-owned subsidiary, Lysonix, as licensees for the Misonix ultrasonic soft tissue aspirator. In December 1998, an additional reserve of $369,903 was provided for all remaining receivables from MDA and Lysonix, to bring the total reserve to $2,069,903. A notice of default on the license agreement with these parties has been transmitted by the Company which declared the license agreement terminated on January 11, 1999 due to a default by MDA for non-payment for product shipments and royalties owed. In May 1999, the Company began an action against such licensees seeking collection of indebtedness and enforcement of security interests against the inventory in their possession.

                  Interest expense. Interest expense was $107,793 in fiscal 1999 and $75,870 in fiscal 1998. This increase was due to Labcaire's bank borrowings for automobile leases and long-term debt associated with the purchase of Labcaire's building.

                  Option/license Fees. Option and license fee income increased from $73,613 in fiscal 1998 to $405,510 in fiscal 1999. This increase is due to the termination of the MDA licensing agreement on January 11, 1999 which resulted in the acceleration of the recognition of the deferred license fee revenue.

                  Net income. For the fiscal year ended June 30, 1999, the Company recorded net income of $1,964,758, or $.30 diluted earnings per share, compared to net income of $5,328,381, or $.81 diluted earnings per share, for the year ended June 30, 1998.

Liquidity and Capital Resources:

                  Working capital at June 30, 1999 and 1998 was $16,722,006 and $18,045,417, respectively. The decrease is due to the investment in Focus Surgery, Inc. of $3,050,000, the purchase of a manufacturing facility in North Somerset, England, and the additional investment in Labcaire, offset, in part, by increased cash flow from operations.

                  On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house their operations. The transaction, totaling approximately $2,100,000, consisted of a purchase price of $1,660,000, closing costs of $117,860 and refundable value added tax (VAT) of $290,500. The purchase was financed by a mortgage loan of $1,294,800 from Midland Bank plc. Borrowings under the facility bears interest at base rate (5% at June 30, 1999) plus 2% and are collateralized by a security interest in all of the assets of Labcaire. The loan is payable in monthly installments of $12,876 including interest, over a term of fifteen years starting in February 1999. There is a 1% prepayment penalty for early retirement of the loan. As of June 30, 1999, the outstanding balance of this loan was $1,255,867.

                  As a result of the mortgage loan described above, Midland Bank plc revised their line of credit with Labcaire. The revised agreement, dated December 4, 1998, reduced the available credit from $871,500 to $581,000 and required Labcaire to pay the existing loan balance down to $581,000 by January 31, 1999. On December 11, 1998, the Company transferred $335,900 to Labcaire to satisfy this requirement. During the third quarter of fiscal 1999, the line of credit was temporarily increased by $290,500 to pay refundable sales taxes on the new facility. As of June 30, 1999, $499,398 was outstanding under this facility.

                  On March 10, 1999, the Company entered into an agreement in principle with Hearing Innovations Inc. ("Hearing Innovations") whereby the Company loaned Hearing Innovations $250,000 to be repaid to the Company on or before March 10, 2000. This amount bears no interest. The loan is secured by a lien on all of Hearing Innovation's rights, title and interest in accounts receivable, inventory, property, plant and equipment proceeds of specified products whether now existing or hereafter arising or acquired. On May 11, 1999, the Company and Hearing Innovations announced an agreement in principle whereby the Company will invest $750,000 to obtain an approximately 7% equity position in Hearing Innovations. The $750,000 investment will be provided from an additional cash investment of $500,000 and the conversion of the $250,000 note into equity. This agreement further provides for the issuance of warrants that would give the Company the right to purchase an additional equity interest in Hearing Innovations. If the warrants are exercised, it would bring the Company's equity position to approximately 15%.
In addition, subsequent to June 30, 1999, the Company loaned an additional $150,000 under similar terms and conditions.

                  The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

Currency Risk:

                  Approximately 29% of the Company's revenues in fiscal 1999 were received in English Pounds Sterling currency. To the extent that the Company's revenues are generated in English Pounds for purposes of the Company reporting its financial position, its operating results are converted into U.S. Dollars using rates of 1.64 and 1.65 for the years ended June 30, 1999 and 1998, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

                  Euro Conversion: The January 1, 1999 adoption of the Euro created a single-currency market in much of Europe. For a transition period from January 1, 1999 through January 1, 2002, the existing local currencies are anticipated to remain legal tender as denominations of the Euro. The Company does not anticipate that its operations will be materially adversely affected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and operations and implemented modifications to its systems to enable the Company to handle Euro invoicing for the transactions which commenced in 1999. The Company anticipates that the cost of such modifications should not have a material adverse effect on its consolidated results of operations or liquidity.

Year 2000 Compliance:

                  During the first quarter of Fiscal 1998, the Company commenced a Year 2000 data conversion project to address necessary changes, testing and implementation with respect to its internal computer systems. The project was completed on June 1, 1999. The cost of this project has not been material to the Company's consolidated results of operations and liquidity.

                  The Company's applicable products are Year 2000 compliant.

                  The Company is currently seeking information regarding Year 2000 compliance by its vendors, customers and manufacturers. Project completion for this phase is planned for the 1st quarter of fiscal year 2000. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of the external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failures to convert by another company would not have an material adverse effect on the Company's systems.

                  The cost of the Company's Year 2000 project regarding compliance by its vendors, customers, and manufacturers and the date on which the Company believes it will complete the necessary modifications are based on the Company's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its internal information systems and products. The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and/or third-party systems with respect to Year 2000 issue.

Other:

                  In the opinion of management, inflation has not had a material effect on the operations of the Company.


Item 7.   Financial Statements.

                  The independent auditor's report and consolidated financial statements listed in the accompanying index are filed as part of this report. See "Index to Consolidated Financial Statements" on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  The Company currently has four Directors. Their term expires at the Annual Meeting of shareholders. The following table contains information regarding all Directors and executive officers of the Company:

                                                                        Director
Name                    Age     Principal Occupation                     Since
----                    ---     --------------------                     -----

Gary Gelman             52      Chairman of the Board                    1995
                                of Directors

Michael McManus, Jr.    56      President and Chief                      1998
                                Executive Officer

Richard Zaremba         44      Vice President,                            --
                                Chief Financial Officer,
                                Secretary and Treasurer

Ronald Manna            45      Vice President of Operations               --

Christopher Thomas      37      Vice President of Mystaire Products        --

Howard Alliger          72      Director                                 1971

Arthur Gerstenfeld      71      Director                                 1992

The following is a brief account of the business experience for the past five years of the Company's Directors and executive officers:

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

         Michael McManus, Jr. became President and Chief Executive Officer of the Company in November 1998. From November 1991 to March 1998, Mr. McManus was President and Chief and Executive Officer of New York Bancorp, Inc. Prior to New York Bancorp, Inc., Mr. McManus held senior positions with Jamcor Pharmaceutical, Inc., Pfizer, Inc. and Revlon Corp. Mr. McManus also spent several years as Assistant to President Reagan. Mr. McManus holds a B.A. degree in Economics from University of Notre Dame and a J.D. from Georgetown University Law Center.

         Richard Zaremba became Vice President and Chief Financial Officer in February, 1999. From March 1995 to February 1999, he was the Vice President and Chief Financial Officer of Comverse Information Systems, Inc., a manufacturer of digital voice recording systems. Previously, Mr. Zaremba was Vice President and Chief Financial Officer of Miltope Group, Inc. a manufacturer of electronic equipment. Mr. Zaremba is a licensed certified public accountant in the state of New York and holds BBA and MBA degrees in Accounting from Hofstra University.

         Ronald Manna became Vice President - Operations of the Company in September 1989. Prior thereto, Mr. Manna served as the Director of Engineering of the Company. Mr. Manna holds a B.S. Degree in mechanical engineering from Hofstra University.

         Christopher Thomas became Vice President of Mystaire Products in January 1999. For three years prior thereto, he served as Director of Air Pollution Technology. Prior to his employment with the Company, Mr. Thomas was a account representative for the Business Imaging Systems Division of Eastman Kodak Company. Mr. Thomas holds a B.S. degree in General Science from Villanova University.

Item 10.  Executive Compensation.

                   The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000:

Summary Compensation Table

                                        Annual Compensation
                               -------------------------------------

Name and Principal             Fiscal
     Position                   Year        Salary ($)     Bonus ($)
------------------              ----        ----------     ---------

Michael McManus, Jr.            1999         166,667          -0-
President and Chief
Executive Officer

Ronald Manna                    1999         107,481          -0-
Vice President of
Operations

Christopher Thomas              1999         111,013          -0-
Vice President of
Mystaire Products

Employment Agreements

                The Company has entered into an employment agreement with Mr. McManus, who is employed pursuant thereto as President and Chief Executive Officer. The agreement expires on October 31, 2000. It is automatically renewed for a successive one-year term unless the Company or the executive elects not to renew. The agreement provides for an annual salary of $250,000 plus a Company provided automobile and bonus of $225,000 to be paid in January 2000. Mr. McManus receives additional benefits that are generally provided to other employees of the Company.

                In conformity with the Company's policy, all of its Directors, officers and employees execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without prior approval of the Company. Mr. Manna has an agreement with the Company which provides for the payment of six months' severance upon his termination for any reason. Messrs. McManus and Zaremba have agreements for payment of six months' annual base salary upon a change in control of the Company. The Company's employment agreement with Mr. McManus also contains non-competition provisions that preclude him from competing with the Company for a period of 18 months from the date of his termination of employment.

Option Exercises in Last Fiscal Year and Year-end Values

                No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 1999. The following table contains information concerning the number and value, at June 30, 1999, of unexercised options held by executive officers named in the Summary Compensation Table:

                                                                            Value of
                                 Number of Securities                     Unexercised
                               Underlying Unexercised                    In-the-Money
                                      Options/ at                          Options/ at
                                  Fiscal Year End (#)                   Fiscal Year End ($)
     Name                    (Exercisable/Unexercisable)          (Exercisable/Unexercisable)(1)

Michael McManus, Jr.                130,746/169,254                     $196,785/$316,715
Ronald Manna                          11,124/41,376                       $27,699/$45,851
Christopher Thomas                    14,466/12,534                       $13,590/$42,240

---------------
(1) Fair market value of underlying securities (the closing price of the Common Stock on the National Association of Securities Dealers Automated Quotation System) at June 30, 1999, minus the exercise price.

Stock Options

                  In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 1999, options to purchase 70,500 shares of Common Stock were outstanding under the 1991 Plan at exercise prices ranging from $.96 to $6.78 per share and options to purchase 304,500 shares of Common Stock had been exercised or canceled.

                  In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. At June 30, 1999, options to purchase 374,050 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 under the 1996 Plan and options to acquire 823,500 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $3.07 under the 1996 Directors Plan. At June 30, 1999, options to purchase 151,600 shares of Common Stock under the 1996 Plan have been exercised or canceled.

                  In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock the Company. At June 30, 1999, options to purchase 144,000 shares of Common Stock were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $5.50 per share. At June 30, 1999, no options granted under the 1998 Plan have been exercised or canceled.

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

Compliance with Section 16 (a)  of the Securities Exchange Act

                  Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC"), the Boston Stock Exchange, and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

                  The following table sets forth as of September 1, 1999, certain information with regard to ownership of the Company's Common Stock by
(i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each Director and nominee for Director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

                                                 Common Stock         Percent
 Name and Address (1)                         Beneficially Owned         of
 --------------------                         ------------------       Class
                                                                       -----
Howard Alliger..........................             922,608 (2)        15.3
Gary Gelman ............................             766,000 (3)        11.5
Michael McManus, Jr.....................             178,196 (4)         2.9
Ronald Manna............................              64,018 (5)         1.1
Arthur Gerstenfeld......................              71,350 (6)         1.2
Christopher Thomas......................              16,353 (7)           *
All executive officers and Directors
   as a group (seven persons)...........           2,037,941 (8)        29.4

-----------
*Less than 1%

(1) The business address of each of the named individuals in this table is c/o Misonix, Inc., 1938 New Highway, Farmingdale, New York 11735.

(2) Includes 90,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.

(3) Includes 703,500 shares which Mr. Gelman has the right to acquire upon exercise of stock options which are currently exercisable.

(4) Includes 130,746 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(5) Includes 11,124 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.

(6) Includes 33,000 shares which Mr. Gerstenfeld has the right to acquire upon exercise of stock options which are currently exercisable.

(7) Includes 14,466 shares which Mr. Thomas has the right to acquire upon exercise of stock options which are currently exercisable.

(8) Includes (i) the shares indicated in notes (2), (3),(4), (5),(6) and (7) and (ii) 19,416 shares which are beneficially owned by an executive officer of the Company (2,466 of which he has a right to acquire upon exercise of stock options which are currently exercisable).

Item 12.  Certain Relationships and Related Transactions.

                None.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

  a.   Exhibits

            3(a)        Restated Certificate of Incorporation of the Company.(1)

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

           10(j)        Assignment Agreement between the Company and Robert
                        Ginsburg. (2)

           10(k)        Subscription Agreement between the Company and Labcaire.
                        (2)

           10(l) Option Agreements between the Company and each of Graham Kear, Geoffrey Spear, John Haugh, Martin Keeshan and David Stanley. (2)

           10(m) Stock Option Contract between the Company and Michael Juliano. (2)

           10(n)        Form of Director's Indemnification Agreement. (2)

           10(o)        Stock Option Contract between the Company and Ronald
                        Manna. (4)

           10(s)        Severance Agreement between the Company and Ronald
                        Manna. (4)

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

           10(z) License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (6)

           10(aa) Amendment No. 1 dated January 23, 1997 to Underwriters' Warrant Agreement. (6)

           10(bb)       1996 Non-Employee Director Stock Option Plan. (7)

           10(cc)       1996 Employee Incentive Stock Option Plan. (7)

           10(ee)       1998 Employee Stock Option Plan. (8)

           10(ff) Investment Agreement, dated as of May 3, 1999, by and between the Company, and Focus Surgery, Inc.

           22           Subsidiaries of the Company. (2)

           23 Consent of independent public accountants to inclusion of report in Form S-8 Registration Statement. (6)

           27           Financial Data Schedule

                  ---------------
                  (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (file no. 33-43585).

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

                  (8) Incorporated by reference from the Company's Registration Statement on Form S-8 (file no. 333-78795).

b. No reports on Form 8-K were filed by the registrant during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Misonix, Inc.

                                         By: /s/ Michael McManus, Jr.
                                             ------------------------------
                                             Michael McManus, Jr.
                                             President and Chief
                                             Executive Officer
Date:  September 23, 1999


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                        Date
---------                        -----                        ----

                          Chairman of the Board,              September __, 1999
-----------------------   Director
Gary Gelman

/s/ Michael McManus, Jr.  President, Chief Executive          September 23, 1999
-----------------------   Officer, and Director
Michael McManus, Jr.      (principal executive
                          officer)

/s/ Richard Zaremba       Vice President, Chief               September 23, 1999
-----------------------   Financial Officer, Treasurer
Richard Zaremba           and Secretary (principal
                          financial and accounting
                          officer)

                          Director                            September __, 1999
-----------------------
Howard Alliger

                          Director                            September __, 1999
-----------------------
Arthur Gerstenfeld

                                     Item 7

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         Misonix, Inc. and Subsidiaries

                            Year Ended June 30, 1999

                                                                           Page

Report of Independent Auditors..........................................   F-2
Consolidated Balance Sheet--June 30, 1999...............................   F-3
Consolidated Statements of Income--Years Ended
   June 30, 1999 and 1998...............................................   F-4
Consolidated Statements of Stockholders' Equity--Years Ended
   June 30, 1999 and 1998...............................................   F-5
Consolidated Statements of Cash Flows--Years Ended
   June 30, 1999 and 1998...............................................   F-6
Notes to Consolidated Financial Statements..............................   F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Misonix, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and Subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Misonix, Inc. and Subsidiaries at June 30, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

Melville, New York
August 13, 1999, except for Note 17,
  as to which the date is September 10, 1999

                         Misonix, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                  June 30, 1999

Assets
Current assets:
   Cash and cash equivalents                                      $ 8,361,231
   Investments held to maturity                                     3,987,309
   Accounts receivable, less allowance for
     doubtful accounts of $88,757                                   6,073,919
   Inventories                                                      2,936,960
   Deferred income taxes                                              131,788
   Prepaid expenses and other current assets                          611,818
                                                                  -----------
Total current assets                                               22,103,025

Property, plant and equipment, net                                  2,964,778
Deferred income taxes                                                 181,484
Goodwill, net of accumulated amortization of $89,463                  502,295
Investment in Focus Surgery, Inc.                                   2,955,703
Other assets                                                           71,805
                                                                  -----------
Total assets                                                      $28,779,090
                                                                  ===========

Liabilities and stockholders' equity
Current liabilities:
  Notes payable                                                   $   499,398
  Accounts payable                                                  2,356,877
  Accrued expenses and other current liabilities                    2,089,231
  Income taxes payable                                                272,814
  Current maturities of long-term debt and capital
    lease obligations                                                 162,699
                                                                  -----------
Total current liabilities                                           5,381,019

Long-term debt and capital lease obligations                        1,271,814

Deferred income                                                       445,620
Minority interest                                                     138,252

Commitments and contingencies (Notes 2, 8 and 11)
Stockholders' equity:
   Common stock, $.01 par value--shares authorized
     10,000,000; issued and outstanding 5,927,470                      59,275
   Additional paid-in capital                                      21,719,553
   Deficit                                                           (226,326)
   Accumulated other comprehensive income                             (10,117)
                                                                  -----------
Total stockholders' equity                                         21,542,385
                                                                  -----------
Total liabilities and stockholders' equity                        $28,779,090
                                                                  ===========

See accompanying Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                        Year ended June 30
                                                                      1999             1998
                                                                ----------------------------------

Net sales                                                         $24,767,163       $26,764,332

Cost of goods sold                                                 12,649,496        12,236,393
                                                                ----------------------------------
Gross profit                                                       12,117,667        14,527,939

Operating expenses:
    Selling, general and administrative expenses                    7,427,449        7,205,742
    Research and development expenses                               1,002,084          859,419
    Bad debt expense                                                2,131,218          201,296
                                                                ----------------------------------
Total operating expenses                                           10,560,751        8,266,457
                                                                ----------------------------------
Income from operations                                              1,556,916        6,261,482
                                                                ----------------------------------

Other income (expense):
   Interest income                                                    601,685          519,727
   Interest expense                                                  (107,793)         (75,870)
   Option/license fees                                                405,510           73,613
   Royalty income                                                     627,063          630,971
   Amortization of investment                                         (25,417)               -
   Foreign currency exchange gain (loss)                                3,382           (1,873)
   Miscellaneous                                                          535           (3,374)
                                                                ----------------------------------
Income before equity in loss of Focus Surgery,
   Inc., minority interest and income taxes                         3,061,881        7,404,676

Equity in loss of Focus Surgery, Inc.                                 (68,880)               -
Minority interest in net income of consolidated subsidiary            (17,130)         (14,159)
                                                                ----------------------------------
Income before income taxes                                          2,975,871        7,390,517

Income taxes                                                        1,011,113        2,062,136
                                                                ----------------------------------

Net income                                                        $ 1,964,758      $ 5,328,381
                                                                ==================================

Net income per share - Basic                                      $     .34        $     .94
                                                                ==================================

Net income per share - Diluted                                    $     .30        $     .81
                                                                ==================================

Weighted average common shares                                      5,862,445        5,690,160
                                                                ==================================

Diluted weighted average common shares outstanding                  6,624,009        6,562,157
                                                                ==================================

See accompanying Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity





                                          Common Stock
                                          $.01 Par Value                                          Accumulated
                                          --------------         Additional                          Other           Total
                                        Number                    Paid-in                        Comprehensive   Stockholders'
                                       of Shares    Amount        Capital          Deficit           Income         Equity
                                 ----------------------------------------------------------------------------------------------
Balance, June 30, 1997:                5,672,154    $ 56,722    $ 21,370,945     $ (7,519,465)     $ (1,130)     $13,907,072
Net income                                     -           -               -        5,328,381             -        5,328,381
Foreign currency translation
  adjustment                                   -           -               -                -         3,473            3,473
                                                                                                                 --------------
Comprehensive income                           -           -               -                -             -        5,331,854
                                                                                                                 --------------
Exercise of employee options               2,250          22          13,479                -             -           13,501
Exercise of warrants                      93,276         933            (933)               -             -                -
                                 ----------------------------------------------------------------------------------------------
Balance at June 30, 1998:              5,767,680      57,677    $ 21,383,491     $ (2,191,084)     $  2,343      $19,252,427
Net income                                     -           -               -        1,964,758             -        1,964,758
Foreign currency translation
  adjustment                                   -           -               -                -       (12,460)         (12,460)
                                                                                                                 ==============

Comprehensive Income                                                                                               1,952,298
                                                                                                                 --------------

Exercise of employee options             159,750       1,598         314,527                -             -          316,125

Exercise of warrants                          40           -               -                -             -                -

Non-cash compensation charge                   -           -          21,535                -             -           21,535
                                 ----------------------------------------------------------------------------------------------
Balance at June 30, 1999               5,927,470     $59,275    $ 21,719,553     $   (226,326)      (10,117)     $21,542,385
                                 ==============================================================================================


See accompanying Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                          Year ended June 30
                                                                         1999           1998
                                                                 ----------------------------------
Operating activities
Net Income                                                           $ 1,964,758     $5,328,381
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Bad debt expense                                                  2,131,218        201,296
     Deferred income tax expense (benefit)                               215,740       (439,012)
     Depreciation and amortization                                       409,893        289,130
     Non-cash compensation charge                                         21,535              -
     Deferred income                                                    (381,288)        79,857
     Foreign currency (gain) loss                                         (3,382)         1,873
     Minority interest in net income of subsidiary                        17,130         14,159
     Equity in loss of Focus Surgery, Inc.                                68,880            -
     Change in Operating assets and liabilities:
        Accounts receivable                                              (43,598)    (6,054,994)
        Inventories                                                       74,953       (705,774)
        Prepaid expenses and other current assets                        533,033        102,881
        Other assets                                                      12,196          5,286
        Accounts payable and accrued expenses                          1,660,364       (526,472)
        Income taxes payable                                          (1,305,975)     1,594,041
                                                                 ----------------------------------
Net cash provided by (used in) operating activities                    5,375,457       (109,348)
                                                                 ----------------------------------

Investing activities

Acquisition of property, plant and equipment                          (1,976,842)      (392,834)
Purchases of investments held to maturity                            (15,804,837)    (9,904,461)
Sales of investments held to maturity                                 18,225,000      9,864,584
Purchase of Labcaire stock                                              (129,172)      (119,187)
Investment in Focus Surgery, Inc.                                     (3,050,000)             -
Loan to Hearing Innovations                                             (250,000)             -
                                                                 ----------------------------------
Net cash used in investing activities                                 (2,985,851)      (551,898)
                                                                 ----------------------------------

Financing activities
(Payments of) proceeds from short-term borrowings, net                   (35,488)        33,387
Principal payments on capital lease obligations                         (148,713)      (200,841)
Proceeds from exercise of stock options                                  316,125         13,501
Proceeds from long-term debt                                           1,283,256              -
Payment of long-term debt                                                (27,388)             -
                                                                 ----------------------------------
Net cash provided by (used in) financing activities                    1,387,792       (153,953)
                                                                 ----------------------------------

Effect of exchange rate changes on cash and cash equivalents              (9,078)        (1,720)
                                                                 ----------------------------------
Net  increase (decrease) in cash and cash equivalents                  3,768,320       (816,919)
Cash and cash equivalents at beginning of year                         4,592,911      5,409,830
                                                                 ----------------------------------
Cash and cash equivalents at end of year                             $ 8,361,231     $4,592,911
                                                                 ==================================

Supplemental disclosure of cash flow information

Interest paid                                                        $    99,750     $   75,870
                                                                 ==================================
Income taxes paid                                                    $ 1,962,872     $  928,361
                                                                 ==================================

See accompanying Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Misonix, Inc. ("Misonix") include the accounts of Misonix, its 89.35% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), and its 100% owned subsidiary, Misonix, Ltd. (collectively, the "Company"). Investments in affiliates which are not majority owned are reported using the equity method. All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix was incorporated under the laws of the State of New York on July 31, 1967 and its principal revenue producing activities, from 1967 to date, have been the manufacture and distribution of proprietary ultrasound equipment for scientific and industrial purposes and environmental control equipment for the abatement of air pollution. Misonix's products are sold worldwide. In October 1996, the Company entered into licensing agreements to further develop two of its medical devices (see Note 15).

Labcaire, which began operations in February 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales to unaffiliated customers, net income and total assets related to Labcaire as of and for the year ended June 30, 1999 were approximately $7,129,000, $386,000 and $5,010,000, respectively.
For the year ended June 30, 1998, these amounts were approximately $5,957,000, $236,000 and $2,870,000, respectively.

Misonix Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company. It is presently dormant.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investments Held to Maturity

The Company's investments, maturing at various dates through March 2000, consist of commercial paper and U.S. Government Treasury Bills which are valued at amortized cost which approximates market. In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity as the Company has both the intent and ability to hold these securities until maturity. The Company's investment policy gives primary consideration to safety of principal, liquidity and return. At June 30, 1999 and 1998, unrealized gains on held-to-maturity marketable securities were immaterial.

Major Customers and Concentration of Credit Risk

The Company's operations are located in New York and North Somerset, England. The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. Sales of medical devices, which were made primarily to one customer in 1999 and two customers in 1998 were approximately $8,743,000 and $11,500,000 ($6,500,000 and $5,000,000)
during the years ended June 30, 1999 and 1998, respectively. Accounts receivable from these customers were approximately $2,400,000 and $4,961,000 ($3,147,000 and $1,814,000) at June 30, 1999 and 1998, respectively. At June 30, 1999, the Company's accounts receivable with customers outside the United States was approximately

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


$2,586,000 of which $1,638,000 related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations except as related to Medical Device Alliance (see Note 13).

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives ranging from 1 to 5 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

Fair Value of Financial Instruments

The book values of the cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term maturities of these instruments. The carrying value of the Company's debt approximates its fair value due to the variable rate nature thereof.

Revenue Recognition

Sales are recognized upon shipment of products. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements.

Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future discounted cash flow analyses. Such a review has been performed by management and does not indicate an impairment of such assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of 89.35% of the common stock of Labcaire. The goodwill is being amortized by the straight-line method over its estimated useful life of 25 years.

Other Assets

The cost of acquiring or processing patents, trademarks, and other intellectual properties are capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets which is approximately 17 years.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Net Income Per Share

Basic and diluted earnings per share are calculated in accordance with Statement No. 128, "Earnings Per Share".

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                          1999            1998
                                                          ----            ----

Weighted average shares outstanding                    5,862,445      5,690,160
Dilutive effect of stock options                         761,564        871,997
                                                       ---------       --------
Diluted weighted average shares outstanding            6,624,009      6,562,157
                                                       =========      =========

Recent Accounting Pronouncements

Comprehensive Income

In June 1997, the FASB issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income", which the Company adopted during the first quarter of 1999. The statement establishes rules for the reporting of comprehensive income and its components. The components of comprehensive income are net income and foreign currency translation adjustments. The effect of such adoption had no effect of the Company's consolidated results of operations and financial position. Prior year financial statements have been reclassified to conform to SFAS 130 requirements.

Segment Disclosure

In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which the Company adopted in Fiscal 1999. The adoption of this pronouncement had no effect on the Company's consolidated results of operations or financial position.

Foreign Currency Translation

The Company follows the policies prescribed by Statement No. 52 for translation of the financial results of its foreign subsidiaries. Accordingly, assets and liabilities are translated at the foreign currency exchange rate in effect at the balance sheet date. Resulting translation adjustments due to fluctuations in the exchange rates are recorded as other comprehensive income. Results of operations are translated using the weighted average of the prevailing foreign currency rates during the fiscal year. Stockholders' equity accounts are translated at historical exchange rates. Gains and losses on foreign currency transactions are recorded in other income and expense.

Research and Development

All research and development expenses related to the Company's products are expended as incurred and are included in operating expenses.

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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassification

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2.  Acquisitions

Focus Surgery, Inc.

On May 3, 1999, the Company invested $3 million to obtain an approximately 20% equity interest in Focus Surgery, Inc. ("Focus"), a privately-held technology company. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound (HIFU) technology for the non-invasive treatment of tissue for certain medical applications. At June 30, 1999, the excess of the cost of the investment ($3,000,000 plus acquisition costs of $50,000) is being amortized on a straight-line basis over its estimated life of 20 years. The Company's portion of the net losses of Focus were recorded since the date of acquisition. The net carrying value of the investment at June 30, 1999 is $2,955,703.

Hearing Innovations, Inc.

On March 10, 1999, the Company entered into a bridge loan agreement with Hearing Innovations, Inc., ("Hearing Innovations") whereby Hearing Innovations is required to pay to the Company, on or before March 10, 2000, the principal amount of $250,000. This amount bears no interest. The note is secured by a lien on all Hearing Innovation's rights, titles and interests in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or here after arising or acquired after the date of the agreement.

On May 11, 1999, the Company and Hearing Innovations jointly announced an agreement in principle whereby the Company will invest $750,000 to obtain an approximately 7% equity position in Hearing Innovations. The $750,000 investment will be provided from an additional cash investment of $500,000 and the conversion of the $250,000 note receivable into equity. The agreement further provides for the issuance of warrants that, if exercised, would give the Company an approximate 15% interest in Hearing Innovations. The Company would have the right to manufacture Hearing Innovations ultrasonic products and also has the right to create a joint venture for the marketing and sale of Hearing Innovations' ultrasonic tinnitus masker device (See Note 17).

Labcaire Systems, Ltd.

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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


In June 1996, this Agreement was amended and each of the four directors agreed to sell one-seventh of his total holding of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. The price to be paid by the Company for these shares is based on the formula outlined in the original Agreement. Pursuant to the Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company, in October 1996, for approximately $102,000 representing the fiscal 1997 buy-back portion, 9,286 shares (2.65%) of Labcaire common stock were purchased by the Company, in October 1997, for approximately $119,000 representing the fiscal 1998 buy- back portion, 9,286 shares (2.65%) were purchased by the Company in October 1998, for approximately $129,000 representing the fiscal 1999 buy-back portion and 9286 shares (2.65%) will be purchased by the Company in October 1999 for approximately $163,000. The cost of these purchases of Labcaire common stock has been recorded as goodwill.

3. Inventories

Inventories are summarized as follows:

                                                             June 30, 1999
                                                           ----------------

Raw materials                                                    $2,111,270
Work-in-process                                                     331,744
Finished goods                                                      493,946
                                                           ----------------
                                                                 $2,936,960
                                                           ================



4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                             June 30, 1999
                                                             -------------

Buildings                                                      $1,789,051
Machinery and equipment                                         1,994,619
Furniture and fixtures                                            605,430
Automobiles                                                       391,330
Leasehold improvements                                            269,414
                                                              -----------
                                                               5,049,844

Less: Accumulated depreciation and amortization               (2,085,066)
                                                              -----------
                                                              $2,964,778
                                                              ==========

Included in machinery and equipment at June 30, 1999 is approximately $297,000 of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $168,000. Also, included in automobiles is approximately $391,000 under capital leases with accumulated amortization of approximately $118,000. The Company purchased approximately $95,000 and $171,000 of equipment under capital lease arrangements during the years ended June 30, 1999 and 1998, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


5. Revolving Note Payable

Since October 1992, Labcaire has had an overdraft facility with a United Kingdom bank. As of June 30, 1999, the amount of this facility is $581,000 and bears interest at the bank's base rate (5% at June 30, 1999) plus 2%. This facility is secured by the assets of Labcaire. The facility is renewable on a annual basis beginning in September 1999. The new terms also stipulate that Labcaire's accounts receivable must be at least 175% of the outstanding balance of the facility at all times, and that Labcaire must show an after tax profit of at least $166,000 for the prior four quarters. At June 30, 1999, the balance outstanding under this overdraft facility was $499,398 and Labcaire was in compliance with all covenants.

6.  Debt

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house their operations. The transaction approximated $2,100,000 and was partially financed with a mortgage loan of $1,283,256 from the same bank that provides the overdraft facility. Borrowings under the facility bear interest at the bank's base rate (5% at June 30, 1999) plus 2% and are collateralized by a security interest in all of the assets of Labcaire. The loan is payable in monthly installments of $12,876 per month, including interest, over a term of fifteen years which began in February of 1999. There is a 1% prepayment penalty for early retirement of the loan. As of June 30, 1999, $1,255,867 was outstanding on this loan.

At June 30, 1999, future principal maturities on long-term debt are as follows:

                      2000                          $   55,878
                      2001                              60,493
                      2002                              68,493
                      2003                             102,738
                      Thereafter                       968,265
                                                    ----------
                                                    $1,255,867
                                                    ==========



7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

                                                          June 30, 1999

Accrued payroll and vacation                                   $169,367
Accrued sales tax                                               113,696
Accrued commissions and bonuses                                 419,833
Customer deposits                                               942,119
Professional fees                                               169,963
Other                                                           274,253
                                                             ----------
                                                             $2,089,231
                                                             ==========



8. Leases

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2004. The principal lease for office space provides for a monthly rental amount of approximately $24,000. The Company also leases certain office equipment and automobiles under capital

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


leases expiring through fiscal 2003.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 1999:

                                                Capital             Operating
                                                 Leases               Leases
                                           -----------------     ---------------

2000                                           $121,893             $159,451
2001                                             50,147               98,586
2002                                             23,051               16,741
2003                                             12,555               21,149
2004                                                  -               17,861
                                           -----------------     ---------------
Total minimum lease payments                    207,646             $313,788
                                                                 ===============
Amounts representing interest                   (29,000)
                                           -----------------


Present value of net minimum lease
 payments (Including current portion
 of $106,822)                                  $178,646
                                           =================



Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $317,000 and $321,000 for the years ended June 30, 1999 and 1998, respectively.

9. Stockholders' Equity

On September 9, 1997, the Board of Directors of the Company declared a three-for-two stock split payable to the shareholders of record on October 10, 1997. All common stock data and per share data in the accompanying consolidated financial statements, and notes thereto, give retroactive effect to this stock split.

In connection with its initial public offering, the Company granted the underwriters a right through January 1997 to acquire an additional 240,000 shares of common stock at an exercise price of $7.15 per share and warrants to acquire 240,000 shares of common stock at an exercise price of $8.58 per share. In January 1997, this arrangement was modified and, in lieu of the foregoing, the holders of the underwriters' rights received the right to purchase 240,000 shares of common stock at $ .67 per share which, by cashless purchase, resulted in the issuance of 210,462 shares, and warrants to acquire an additional 240,000 shares of common stock at a price of $6.00 per share, exercisable through the close of business on May 31, 1998. Prior to this date, warrants to acquire 93,276 shares of common stock were exercised by cashless purchase and warrants to acquire 146,724 shares of common stock expired on May 31, 1998.

10.  Stock Based Compensation Plans

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

In March 1996, the Board of Directors adopted the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 common shares of the Company and a 1996 Non-Employee Director Stock Option plan covering an aggregate of 1,125,000 common shares of the Company. The Board then granted options to acquire 120,000 shares at

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


prices of $4.00 and $6.00 under the 1996 Employee Incentive Stock Option Plan and options to acquire 778,500 shares at a price of $.73 under the 1996 Non-Employee Director Plan. Both of these Plans and the transactions under which options to acquire 898,500 shares were granted were ratified and approved at the annual meeting of shareholders on February 19, 1997.

On October 7, 1998, the Board of Directors adopted, and on January 13, 1999, the shareholders approved the 1998 Employee Stock Option Plan covering an aggregate of 500,000 common shares of the Company. The Board granted 250,000 options to the Chief Executive Officer, 85,000 under this plan and 165,000 under the 1996 Employee Incentive Stock Option Plan.

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

Pro forma information regarding net income per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.70 % to 6.52%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 88% and 99.6%; and a weighted-average expected life of the options of five years at June 30, 1999 and 1998.

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

                                                 1999                 1998

Net Income:             As Reported            $1,964,758         $ 5,328,381
                        Pro Forma               1,313,964           4,040,160
Basic EPS:              As Reported                   .34                 .94
                        Pro Forma                     .22                 .71
Diluted EPS:            As Reported                   .30                 .81
                        Pro Forma                     .18                 .56

As required by Statement 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1996. As a result, the pro forma compensation cost may not by representative of that to be expected in future years.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

The following table summarizes information about stock options and warrants outstanding at June 30, 1999 and 1998:

                                  Options                          Warrants
                                        Weighted Avg.                      Weighted Avg.
                           Shares       Exercise Price      Shares         Exercise Price
                   -------------------------------------------------------------------------
June 30, 1997             1,098,750        $ 1.41           240,000            $4.00
Granted                     125,000         14.80                 -                -
Exercised                    (2,250)         6.00           (93,276)            4.00
Canceled                    (37,500)         4.33          (146,684)            4.00
                   -------------------------------------------------------------------------
June 30, 1998             1,184,000         $2.72                40             4.00

Granted                     469,650          4.20                 -                -
Exercised                  (159,750)         1.98               (40)            4.00
Canceled                    (81,850)        14.06                 -                -
                   -------------------------------------------------------------------------
June 30, 1999             1,412,050         $2.70                 -                -
                   =========================================================================




                                                         1999       1998
                                                         ----       ----

Weighted average fair value of options granted          $ 3.02    $ 11.47



The following table summarizes information about stock options outstanding at June 30, 1999:

                                                        Weighted Average
                         Options         Options           Remaining
   Exercise Price      Outstanding     Exercisable    Contractual Life (Yrs)
------------------------------------------------------------------------------
  $   .73  -   .96        808,500         808,500               8
  $  2.17  -  6.78        553,550         281,740               9
  $ 12.33  - 18.50         50,000               -               8
                        ---------       ---------
                        1,412,050       1,090,240
                        =========       =========


As of June 30, 1999, 1,412,050 shares of common stock are reserved for issuance under outstanding options and 662,950 shares of common stock are reserved for the granting of additional options. All outstanding options expire between February 2002 and March 2009 and vest immediately or over periods of one or two years.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


11. Commitments and Contingencies

Employment Agreements

The Company has entered into an employment agreement with its Chief Executive Officer which expires on October 31, 2000. This agreement provides for an annual base compensation of $250,000 with an annual bonus at the discretion of the Board of Directors. This agreement also provides for a guaranteed initial bonus of $225,000 to be paid in January 2000.

Legal Proceedings

The Company, Medical Device Alliance, Inc. ("MDA"), and MDA's wholly-owned subsidiary, Lysonix, Inc., were defendants in an action alleging patent infringement filed by Mentor Corporation . On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. Based upon the current status of the matters, management believes the outcome of this appeal will not have a material adverse effect on the Company's consolidated financial position and results of operations.

12. Geographic Information

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                                             Year ended June 30
                                            1999            1998
                                      --------------------------------
United States                           $16,451,095      $19,465,196
Canada and Mexico                           428,777          265,474
Europe                                    6,927,140        5,883,431
Asia                                        633,422          785,520
Middle East                                 167,042          179,911
Other                                       159,687          184,800
                                        -----------      -----------
                                        $24,767,163      $26,764,332
                                        ===========      ===========



13. Bad Debt Expense

During fiscal 1999, the Company incurred bad debt expense of $2,069,903 against accounts receivable due and owing by MDA and Lysonix, as licensees for the Misonix ultrasonic soft tissue aspirator relating to unpaid shipments and royalties. The write-off relates to product shipments and royalties, in the amounts of $1,592,235 and $477,668, respectively. A notice of default on the license agreement with these parties has been transmitted by the Company pursuant to which the license agreement was terminated on January 11, 1999 (See Notes 11 and 15).

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


14. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets at June 30 are as follows:

                                                       1999             1998
                                                  ------------------------------

Deferred tax assets:
[S]                                                [C]              [C]
  Depreciation                                     $        -       $   45,068
  Bad debt reserves                                    32,840           67,044
  Inventory valuation                                  98,948           65,139
  License fee income                                  155,168          330,763
  Other                                                32,216           20,998
                                                  ------------------------------
Total deferred tax assets                             319,172          529,012
Deferred tax liabilities:                                   -

  Depreciation                                         (5,900)               -
                                                  ------------------------------
Net deferred tax asset                             $  313,272       $  529,012
                                                  ==============================


Significant components of the provision for income taxes attributable to operations for the years ended June 30 are as follows:

                                                       1999             1998
                                                  ------------------------------
Current:
  Federal                                          $  616,540       $2,079,837
  State                                                88,928          353,042
  Foreign                                              89,905           68,269
                                                  ------------------------------
Total current                                         795,373        2,501,148

Deferred:
  Federal                                             166,120         (339,237)
  State                                                49,620          (99,775)
                                                  ------------------------------
Total deferred                                        215,740         (439,012)
                                                  ------------------------------
                                                   $1,011,113       $2,062,136
                                                  ==============================


Effective July 1, 1997, the Company changed its year end for tax purposes from December 31 to June 30.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense for the periods ended June 30 is as follows:

                                                     1999             1998
                                                -------------------------------
Tax at statutory rates                            $1,011,796     $  2,512,776
State income taxes, net
   of federal benefit                                 91,442          167,182
Foreign tax rate differential                        (55,000)         (36,500)
Valuation allowance                                        -         (943,900)
Travel and entertainment                               8,339           37,100
Other                                                (45,464)         325,478
                                                -------------------------------
                                                  $1,011,113     $  2,062,136
                                                ===============================


15. Licensing Agreements For Medical Technology

In October 1996, the Company entered into a License Agreement with United States Surgical Corporation ("USS"), for a twenty-year period, covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The license agreement gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the license agreement. This amount was recorded into income in fiscal 1997. Under the license agreement, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the agreement), plus royalties based upon net sales of such products. Also as part of the agreement, the Company was reimbursed for certain product development expenditures (as defined in the agreement) the amount of which was $61,800 and $278,231 in the fiscal years ended June 30, 1999 and 1998, respectively.

In December 1995, the Company entered into a licensing agreement with MDA, for a ten-year period, covering the further development and commercial exploitation of the Company's medical technology relating to soft tissue removal. The licensing agreement gave MDA exclusive world-wide marketing and sales rights for the device, with manufacturing to be performed by the Company. Pursuant to the license agreement, the Company received $500,000 in licensing fees (which was being recorded as income over the term of the agreement) and received royalties based upon net sales of such products. In January 1999, the Company terminated the license agreement due to a default by MDA for non-payment for product shipments and royalties owed. Therefore, the remaining portion of the deferred licensing fee of approximately $357,000 was recognized as income during the fourth quarter of fiscal 1999.

16.  Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to section 401(k) of the Internal Revenue Code (the "Code") for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The Plan provides for a matching contribution by the Company which amounted to $27,300 and $15,855 for the years ended June 30, 1999 and 1998, respectively.

17.  Subsequent Event

During the first quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations is required to pay the Company the total principal amounts of $30,000 due October 10, 1999, $50,000 due June 29, 2000, $50,000 due July 29, 2000 and $20,000 due August 30, 2000. The notes bear interest at 8% per annum. The notes are secured by a lien on all Hearing Innovation's rights, titles and interests in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or here after acquired after the date of these agreements.