Form 10-Q
period 1999-09-30
MISONIX INC
filed 1999-11-15
CIK 880432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-10986

                                  MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                    11-2148932
     ------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S Employer
     incorporation or organization)                     Identification No.)

     1938 New Highway Farmingdale, N.Y.                       11375
     ----------------------------------------               ----------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code... (516) 694-9555
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES /X/        NO / /

Indicate by the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                Outstanding at
         Class of Common Stock                  November 1, 1999
         ---------------------                  ----------------

            $.01 par value                         5,957,470

Transitional small business disclosure format (check one):

        YES /X/        NO / /

                                  MISONIX, INC.

Index

Item 1.    FINANCIAL INFORMATION                                           Page

    Consolidated Financial Statements:

       Consolidated Balance Sheets as of
        September 30, 1999 (Unaudited) and June 30, 1999                     3

       Consolidated Statements of Operations
        Three Months Ended September 30, 1999
        and 1998 (Unaudited)                                                 4

       Consolidated Statements  of Cash Flows
        Three months ended September 30, 1999
        and 1998 (Unaudited)                                                 5

       Notes to Consolidated Financial Statements                           6-8

       Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9-11

Item 2.   OTHER INFORMATION

Item 1.  Legal Proceeding                                                   12

Item 6:  Exhibits and Reports on Form 8-K
    (a)  Exibits - (11) Computation of net earnings per share               14

    (b)  Reports on Form 8-K-None                                           12

Signatures                                                                  13

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                      ====================================

                                                      September 30,
                                                          1999               June 30,
Assets                                                 (UNAUDITED)             1999
                                                       ------------       ------------
Current assets
    Cash and cash equivalents                          $  9,163,685       $  8,361,231
    Investments held to maturity                          3,039,400          3,987,309
    Accounts receivable, net of allowance for
       doubtful accounts of $108,557 and $88,757          5,023,838          6,073,919
    Inventories                                           3,195,109          2,936,960
    Deferred income taxes                                   160,690            131,788
    Prepaid expenses and other current assets               792,877            611,818
                                                       ------------       ------------
Total current assets                                     21,375,599         22,103,025

Property, plant and equipment, net                        3,063,007          2,964,778
Deferred income taxes                                       147,020            181,484
Goodwill, less accumulated amortization
    of 95,380 and $89,463                                   496,378            502,295
Investment in Focus Surgery, Inc.                         2,834,398          2,955,703
Other assets                                                 74,697             71,805
                                                       ------------       ------------
Total assets                                           $ 27,991,099       $ 28,779,090
                                                       ============       ============

Liabilities and stockholders' equity
Current liabilities
   Notes payable                                       $    520,726       $    499,398
   Accounts payable                                       1,747,969          2,356,877
   Accrued expenses and other current liabilities           653,070          2,089,231
   Income taxes payable                                     747,955            272,814
   Current maturities of long term debt
     and capital lease obligations                          217,389            162,699
                                                       ------------       ------------
Total current liabilities                                 3,887,109          5,381,019

Long-term debt and capital lease obligations              1,347,725          1,271,814

Deferred income                                             439,542            445,620
Minority interest                                           141,229            138,252

Stockholders' equity
   Common stock, $.01 par value-shares authorized
    10,000,000, issued and outstanding
    5,957,470 and 5,927,470                                  59,575             59,275
   Additional paid-in capital                            21,756,129         21,719,553
   Retained earnings (deficit)                              379,002           (226,326)
   Accumulated other comprehensive income                   (19,212)           (10,117)
                                                       ------------       ------------
Total stockholders' equity                               22,175,494         21,542,385
                                                       ------------       ------------
Total liabilities and stockholders' equity             $ 27,991,099       $ 28,779,090
                                                       ============       ============

See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      =====================================

                                                                  For the three months ended
                                                                         September 30,
                                                                -----------------------------
                                                                    1999              1998
                                                                -----------       -----------
Net Sales                                                       $ 6,482,971       $ 5,563,216

Cost of goods sold                                                3,665,684         2,758,466
                                                                -----------       -----------
Gross Profit                                                      2,817,287         2,804,750

Operating Expenses:
   Selling, general and administrative expenses                   1,686,161         1,664,977
   Research and development                                         262,644           253,898
   Bad debt expense                                                  20,295         1,715,000
                                                                -----------       -----------
Total operating expenses                                          1,969,100         3,633,875
                                                                -----------       -----------
Income (loss) from operations                                       848,187          (829,125)

Other income (expense):
    Interest income                                                 154,295           178,870
    Interest expense                                                (43,539)          (16,545)
    Option/license fees                                               6,078            18,964
    Royalty income                                                  100,312           188,991
    Amortization of investment                                      (38,125)               --
    Foreign exchange gain (loss)                                      4,796           (15,592)
    Miscellaneous income (expense)                                    4,625            (1,276)
                                                                -----------       -----------
Income (loss) before equity in loss of Focus Surgery,
  Inc., minority interest and income taxes                        1,036,629          (475,713)

Equity in loss of Focus Surgery, Inc.                               (83,180)               --
Minority interest in net income of consolidated subsidiary           (2,977)          (12,091)
                                                                -----------       -----------
Income (loss) before income taxes                                   950,472          (487,804)

Income tax (provision) benefit                                     (345,144)          208,157
                                                                -----------       -----------

Net income (loss)                                               $   605,328       $  (279,647)
                                                                ===========       ===========

Net income (loss) per share - Basic                             $       .10       $      (.05)
                                                                ===========       ===========

Net income (loss) per share - Diluted                           $       .09       $      (.05)
                                                                ===========       ===========

Weighted average common shares                                    5,957,470         5,767,700
                                                                ===========       ===========

Diluted weighted average common shares outstanding                6,734,140         5,767,700
                                                                ===========       ===========

See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      =====================================

                                                                 For the three months ended
                                                                       September 30,
                                                               -----------------------------
                                                                   1999              1998
                                                               -----------       -----------
Operating activities:
    Net income (loss)                                              605,328       $  (279,647)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Bad debt expense                                             20,295         1,715,000
       Deferred income tax expense                                   5,562                --
       Depreciation and amortization                               143,476            92,183
       Loss on disposal of equipment                                71,185                --
       Non-cash compensation charge                                  8,076                --
       Deferred income                                              (6,078)          (18,965)
       Foreign currency (gain) loss                                 (4,796)           15,592
       Minority interest in net income of subsidiary                 2,977            12,091
       Equity in loss of Focus Surgery, Inc.                        83,180                --
       Change in operating assets and liabilities:
        Accounts receivable                                      1,029,786         2,940,885
        Inventories                                               (258,149)           18,131
        Prepaid expenses and other current assets                  (31,803)           30,940
        Other assets                                                (3,515)           (9,712)
        Accounts payable and accrued expenses                   (2,045,069)         (557,672)
        Income taxes payable                                       475,141        (1,147,806)
                                                               -----------       -----------
Net cash provided by operating activities                           95,596         2,811,020
                                                               -----------       -----------
Investing activities
    Acquisition of property, plant and equipment                   (64,846)          (72,181)
    Purchase of investments held to maturity                            --        (7,940,008)
    Sales of investments held to maturity                          947,909         3,400,000
    Loans to Hearing Innovations                                  (151,885)               --
                                                               -----------       -----------
    Net cash provided by (used in) investing activities            731,178        (4,612,189)
                                                               -----------       -----------
Financing activities
    Proceeds from short-term borrowings, net                        21,328            33,875
    Principal payments on capital lease obligations                (58,074)          (14,699)
    Proceeds from exercise of stock options                         28,800                --
    Payment of long-term debt                                      (12,076)               --
                                                               -----------       -----------
    Net cash (used in) provided by financing activities            (20,022)           19,176
                                                               -----------       -----------
    Effect of exchange rates on cash and cash equivalents           (4,298)            3,414
                                                               -----------       -----------
    Net increase (decrease) in cash and cash equivalents           802,454        (1,778,579)
    Cash and cash equivalents at beginning of period             8,361,231         4,592,911
                                                               -----------       -----------
    Cash and cash equivalents at end of period                 $ 9,163,685       $ 2,814,332
                                                               ===========       ===========
Supplemental disclosure of cash flow information
    Interest paid                                                   43,539            16,545
    Income taxes paid                                                   --           941,613

See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
           =========================================================

1.    Basis of Presentation

      The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three months ended September 30, 1999 and, 1998 the consolidated statements of cash flows for the three months ended September 30, 1999 and September 30, 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows (unaudited) at September 30, 1999 and for all periods presented.

      For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-KSB. Results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

2.    Inventories

      Inventories are summarized as follows:

                                September 30, 1999     June 30, 1999
                                ------------------     -------------
            Raw materials               $1,991,989        $2,111,270
            Work-in-process                579,926           331,744
            Finished goods                 623,194           493,946
                                        ----------        ----------
                                        $3,195,109        $2,936,960
                                        ==========        ==========

3.    Accrued Expenses and Other Current Liabilities

      The following summarizes accrued expenses and other current liabilities:

                                         September 30, 1999   June 30, 1999
                                         ------------------   -------------
            Accrued payroll and vacation         $   91,421      $  169,367
            Accrued sales tax                         2,846         113,696
            Accrued commissions and bonuses         186,853         419,833
            Customer deposits                         7,266         942,119
            Professional fees                        32,550         169,963
            Other                                   332,134         274,253
                                                 ----------      ----------
                                                 $  653,070      $2,089,231
                                                 ==========      ==========

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

4.    Acquisitions

      Hearing Innovations, Inc.

      On March 10, 1999, the Company entered into a bridge loan agreement with Hearing Innovations, Inc., ("Hearing Innovations") whereby Hearing Innovations is required to pay to the Company, on or before March 10, 2000, the principal amount of $250,000. The loan was entered into in anticipation of the upcoming agreement in principle for a 7% equity investment in Hearing Innovations by the Company. This amount bears no interest. The note is secured by a lien on all Hearing Innovation's rights, titles and interests in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or here after arising or acquired after the date of the agreement.

      On May 11, 1999, the Company and Hearing Innovations jointly announced an agreement in principle whereby the Company will invest $750,000 to obtain an approximately 7% equity position in Hearing Innovations. The agreement further provides for the issuance of warrants that, if exercised, would give the Company an approximate 15% interest in Hearing Innovations. Upon exercise of the warrants, the Company would have the right to manufacture Hearing Innovations ultrasonic products and also has the right to create a joint venture for the marketing and sale of Hearing Innovations' ultrasonic tinnitus masker device.

      During the first quarter of 2000, the Company entered into four additional secured loan agreements whereby Hearing Innovations is required to pay the Company the total principal amounts of $30,000 due October 10, 1999, $50,000 due June 29, 2000, $50,000 due July 29, 2000, and $20,000 due
      August 30, 2000. The notes bear interest at 8% per annum. The notes are secured by a lien on all Hearing Innovation's rights, titles and interests in accounts receivable, inventory, property, plant, and equipment and processes of specified products whether now existing or here after acquired after the date of these agreements. (See Note 5).

5.    Subsequent Events

      Acquisitions

            Hearing Innovations, Inc.

            On October 18, 1999, the Company and Hearing Innovations completed the agreement in principle whereby the Company invested an additional $350,000 and cancelled the notes receivable aggregating $400,000 in exchange for a 7% equity investment in Hearing Innovations. Warrants to purchase additional shares that would bring the Company's interest in Hearing Innovations to over 15% were also part of this agreement.

            Labcaire Systems Ltd.

            In October 1999, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Form 10-KSB at June 30, 1999), the Company paid (approximately $173,000) for 9,286 shares (2.65%) of the outstanding common stock of Labcaire. This represents the fiscal 2000 buy-back portion, as defined in the Agreement.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

      The Company,on January 11, 1999,terminated its license agreement with Medical Device Alliance, Inc. ("MDA") and LySonix, Inc. ("LySonix") due to default by MDA for non-payment for product shipments and royalties owed. In May 1999, the Company began an action against such licencees seeking collection of indebtedness and security interest against the inventory in their possession.

      On October 22, 1999, the Company executed a letter of intent with the judicially appointed receiver for the former licensees of its soft tissue aspirator, MDA and LySonix, laying the groundwork of the parties dispute. This letter of intent is subject to court approval. The letter of intent provides among other things, that the Company is to be paid in full for amounts due and owing by the return of inventory by MDA and LySonix and that the parties will attempt to negotiate a new license agreement covering these products.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ===============================================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended September 30, 1999 and 1998

Net Sales: Net sales of the Company's medical, scientific and industrial products, increased $919,755 (16.5%) from $5,563,216 in the three months ended September 30, 1998 to $6,482,971 in the three months ended September 30, 1999. The increase is due to an increase in medical instrument and wet scrubber (Mystaire) sales partially offset by lower ultrasonic industrial and fume enclosure sales. The Company's backlog of unfilled orders increased from $5,789,988 at September 30, 1998 to $6,151,533 at September 30, 1999. This
increase is primarily due to an increase in ultrasonic and Mystaire orders.

Gross Profit: Gross profit decreased from 50.4% of sales in the three months ended September 30, 1998 to 43.5% of sales in the three months ended September 30, 1999 due to an unfavorable mix of high and low margin product deliveries.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 1% from $1,664,977 (29.9% of sales) in the three months ended September 30, 1998 to $1,686,161 (26% of sales) in the three months ended September 30, 1999, due to increased sales and marketing efforts in Mystaire and Labcaire subsidiary products.

Research and Development Expenses: Research and development expenses increased from $253,898 in the three months ended September 30, 1998 to $262,644. The increase is predominately due to development costs associated with the Company's fume enclosure and ultrasound products.

Bad Debt Expense: Bad debt expense decreased from $1,715,000 for the three months ended September 30, 1998 to $20,295 for the three months ended September 30, 1999. On October 22, 1998, the Company announced that it had reserved $1,700,000 against accounts receivable due and owing by MDA and its wholly owned subsidiary, Lysonix, as licensees for the Misonix ultrasonic soft tissue aspirator.

The Company, Medical Device Alliance, Inc. ("MDA"), and MDA's wholly-owned subsidiary, LySonix, Inc., ("LySonix") were defendants in an action alleging patent infringement filed by Mentor Corporation. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. Based upon the current status of the matters, management believes the outcome of this appeal will not have a material adverse effect on the Company's consolidated financial position and results of operations.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

Other Income (Expense): Other income during the three months ended September 30, 1998 was $353,412. During the three months ended September 30, 1999, other income was $188,442. This decrease was principally due to decreased royalty income received from the Company's licensees on the sales of medical devices, a decrease in interest income on investments due to a lower amount of interest bearing cash and investments, an increase in interest expense due to additional borrowings related to the purchase of the new Labcaire facility and amortization of the investment in capital stock of Focus Surgery, Inc.

Income Taxes: For the three months ended September 30, 1999 there was a tax provision of $345,144 as compared to a tax benefit of $208,157 at September 30, 1998 due to the fact that the Company had an operating loss for the three months ended September 30, 1998.

Liquidity and Capital Resources:

Working capital at September 30, 1999 and June 30, 1999 was $17,488,490 and $16,722,006, respectively. The increase is due to increased cash flow from operations and investing activities.

On March 10, 1999, the Company entered into an agreement in principle with Hearing Innovations Inc. ("Hearing Innovations") whereby the Company loaned Hearing Innovations $250,000 to be repaid to the Company on or before March 10, 2000. The loan was entered into in anticipation of the upcoming agreement in principle for a 7% equity investment in Hearing Innovations by the Company. This amount bears no interest. The loan was secured by a lien on all of Hearing Innovation's rights, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising or acquired. On May 11, 1999, the Company and Hearing Innovations announced an agreement in principle which was completed on October 18, 1999, whereby the Company invested $750,000 to obtain an approximately 7% equity position in Hearing Innovations.

In October 1999, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Form 10-KSB at June 30, 1999), the Company paid (approximately $173,000) for 9,286 shares (2.65%) of the outstanding common stock of Labcaire. This represents the fiscal 2000 buy-back portion, as defined in the Agreement.

The Company, MDA, and MDA's wholly-owned subsidiary, LySonix, were defendants in an action alleging patent infringement filed by Mentor Corporation. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. Based upon the current status of the matters, management believes the outcome of this appeal will not have a material adverse effect on the Company's consolidated financial position and results of operations.

The Company, on January 11, 1999, terminated its license agreement with MDA and LySonix due to default by MDA for non-payment for product shipment and royalties owed. In May 1999, the Company began an action against such licencees seeking collection of indebtedness and security interest against the inventory in their possession.

On October 22, 1999, the Company executed a letter of intent with the judicially appointed receiver for the former licensees of its soft tissue aspirator, MDA and LySonix laying the groundwork of the parties dispute. This letter of intent is subject to court approval. The letter of intent provides, among other things, that the Company is to be paid in full for amounts due and owing by the return of inventory by MDA

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

and LySonix and that the parties will attempt to negotiate a new license agreement covering these products.

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

The Company is currently seeking information regarding Year 2000 compliance by its vendors, customers and manufacturers. The project was completed in the 1st quarter of fiscal year 2000. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of the external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failures to convert by another company would not have an material adverse effect on the Company's systems.

The cost of the Company's Year 2000 project regarding compliance by its vendors, customers, and manufacturers has not been material to the Company's consolidated results of operations and liquidity. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its internal information systems and products. The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and/or third-party systems with respect to the Year 2000 issue.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint venture and investment in related entities, future economic, competitive and market conditions, the outcome of legal proceedings, particularly those including patent litigation with Mentor Corp. and the efforts at resolving the existing disputes with MDA and LySonix as well as management business decisions.

                                  MISONIX, INC.


PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings

            On October 22, 1999, the Company executed a letter of intent with the judicially appointed receiver for the former licensees of its soft tissue aspirator, MDA and LySonix, laying the groundwork for a resolution of the parties dispute. This letter of intent is subject to court approval. This letter of intent provides, among other things, that the Company is to be paid in full for amounts due and owing by the return of inventory by MDA and LySonix and that the parties will attempt to negotiate a new license agreement covering these products.

            The Company, MDA, and MDA's wholly-owned subsidiary, LySonix were defendants in an action alleging patent infringement filed by Mentor Corporation. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. Based upon the current status of the matters, management believes the outcome of this appeal will not have a material adverse effect on the Company's consolidated financial position and results of operations.

Item 6:     Exhibits and Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999


                                          MISONIX, INC.
                                          --------------------------------------
                                          (Registrant)

                                          By:
                                             ----------------------------------
                                             Michael A. McManus, Jr.
                                             President, Chief Executive Officer


                                          By:
                                             ----------------------------------
                                             Richard Zaremba
                                             Vice President
                                             Chief Financial Officer,
                                             Treasurer and Secretary