Form 10-Q
period 1999-12-31
MISONIX INC
filed 2000-02-11
CIK 880432

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period of __________ to ____________

                         Commission file number: 1-10986

                                  MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                             11-2148932
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)


  1938 New Highway, Farmingdale, N.Y.                               11375
---------------------------------------                           ---------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (631) 694-9555
                                                    --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES  X             NO
            -                --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                   Outstanding at
Class of Common Stock                             January 31, 2000
---------------------                             ----------------
  $.01 par value                                     5,914,570

                                  MISONIX, INC.

Index

Part I.      FINANCIAL INFORMATION                               Page
                                                                 ----
     Item I. Consolidated Financial Statements

      Consolidated Balance Sheets as of
       December 31, 1999 (Unaudited) and June 30, 1999            3

      Consolidated Statements of Operations
       Six Months Ended December 31, 1999
       and 1998 (Unaudited)                                       4

      Consolidated Statements of Operations
       Three Months Ended December 31, 1999
       and 1998 (Unaudited)                                       5

      Consolidated Statements  of Cash Flows
       Six months ended December 31, 1999
       and 1998 (Unaudited)                                       6

      Notes to Consolidated Financial Statements                 7-9


     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations             10-13


Part II.    OTHER INFORMATION

     Item 1. Legal Proceedings                                   14

     Item 6. Exhibits and Reports on Form 8-K                    14

     Signatures                                                  15

                          Part I: Financial Information
                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,    June 30,
                                                                 1999          1999
Assets                                                       (UNAUDITED)   (See Note 1)
------                                                       -----------   ------------
Current assets:
    Cash and cash equivalents                              $  9,239,161    $  8,361,231
    Investments held to maturity                              3,082,570       3,987,309
    Accounts receivable, net of allowance for
      doubtful accounts of $109,602 and $88,757               5,227,667       6,073,919
    Inventories                                               3,728,390       2,936,960
    Deferred income taxes                                       167,145         131,788
    Prepaid expenses and other current assets                   398,214         611,818
                                                           ------------    ------------
Total current assets                                         21,843,147      22,103,025

Property, plant and equipment, net                            3,234,700       2,964,778
Deferred income taxes                                           144,771         181,484
Goodwill, less accumulated amortization
  of $112,957 and $89,463                                     1,282,641         502,295
Investments in Focus Surgery, Inc.
  and Hearing Innovations, Inc.,
  less accumulated amortization
  of $92,583 and $25,417 and cumulative
  equity in losses of $218,702 and $68,880, respectively      3,428,419       2,955,703
Other assets                                                     79,709          71,805
                                                           ------------    ------------
Total assets                                               $ 30,013,387    $ 28,779,090
                                                           ============    ============

Liabilities and stockholders' equity
Current liabilities:
    Notes payable                                          $    557,632    $    499,398
    Revolving line of credit                                    222,388             -
    Accounts payable                                          1,884,331       2,356,877
    Accrued expenses and other current liabilities              638,231       2,089,231
    Income taxes payable                                      1,074,652         272,814
    Current maturities of long term debt
      and capital lease obligations                             198,735         162,699
                                                           ------------    ------------
Total current liabilities                                     4,575,969       5,381,019

Long-term debt and capital lease obligations                  1,305,802       1,271,814
Deferred income                                                 433,464         445,620
Minority interest                                               960,362         138,252
Stockholders' equity:
    Common stock, $.01 par value-shares authorized
      10,000,000; 5,957,470 and 5,927,470 issued                 59,575          59,275
    Additional paid-in capital                               21,758,821      21,719,553
    Retained earnings (deficit)                               1,089,576        (226,326)
    Treasury stock, 27,700 shares in 1999                      (138,997)            -
    Accumulated other comprehensive income                      (31,185)        (10,117)
                                                           ------------    ------------
Total stockholders' equity                                   22,737,790      21,542,385
                                                           ------------    ------------
Total liabilities and stockholders' equity                 $ 30,013,387    $ 28,779,090
                                                           ============    ============

See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For the six months ended
                                                                       December 31,
                                                                 ------------------------
                                                                   1999            1998
                                                                   ----            ----

Net sales                                                      $ 13,767,105    $ 11,423,780

Cost of goods sold                                                7,448,995       5,807,852
                                                               ------------    ------------
Gross profit                                                      6,318,110       5,615,928

Operating expenses:
   Selling, general and administrative expenses                   3,762,339       3,548,903
   Research and development                                         592,504         442,509
   Bad debt expense                                                  40,095       2,099,903
                                                               ------------    ------------
Total operating expenses                                          4,394,938       6,091,315
                                                               ------------    ------------
Income (loss) from operations                                     1,923,172        (475,387)

Other income (expense):
   Interest income                                                  328,538         327,273
   Interest expense                                                 (77,713)        (26,784)
   Option/license fees                                               12,156          37,929
   Royalty income                                                   310,297         409,786
   Amortization of investments                                      (92,583)            -
   Foreign exchange loss                                             (1,678)         (5,632)
   Miscellaneous income (expense)                                     6,033          (2,489)
                                                               ------------    ------------
Income before equity in loss of Focus Surgery, Inc.,
 equity in loss of Hearing Innovations, Inc.,
 minority interest and income taxes                               2,408,222         264,696

Equity in loss of Focus Surgery, Inc.                              (201,928)            -
Equity in loss of Hearing Innovations, Inc.                         (16,774)            -
Minority interest in net income of consolidated subsidiaries        (41,266)        (19,738)
                                                               ------------    ------------
Income before income taxes                                        2,148,254         244,958

Income tax provision                                               (832,352)        (59,935)
                                                               ------------    ------------

Net income                                                     $  1,315,902    $    185,023
                                                               ============    ============

Net income per share - Basic                                   $        .22    $       0.03
                                                               ============    ============

Net income per share - Diluted                                 $        .20         $ 0 .03
                                                               ============    ============

Weighted average common shares                                    5,954,671       5,807,351
                                                               ============    ============

Diluted weighted average common shares outstanding                6,461,533       6,604,308
                                                               ============    ============


See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For the three months ended
                                                                        December 31,
                                                                 ------------------------
                                                                   1999            1998
                                                                   ----            ----

Net sales                                                      $ 7,284,134    $ 5,860,564

Cost of goods sold                                               3,783,311      3,049,386
                                                               -----------    -----------
Gross profit                                                     3,500,823      2,811,178

Operating expenses:
   Selling, general and administrative expenses                  2,076,178      1,883,926
   Research and development                                        329,860        188,611
   Bad debt expense                                                 19,800        384,903
                                                               -----------    -----------
Total operating expenses                                         2,425,838      2,457,440
                                                               -----------    -----------
Income from operations                                           1,074,985        353,738

Other income  (expense):
   Interest income                                                 174,243        148,403
   Interest expense                                                (34,174)       (10,239)
   Option/license fees                                               6,078         18,965
   Royalty income                                                  209,985        220,795
   Amortization of investments                                     (54,458)           -
   Foreign exchange (loss) gain                                     (6,474)         9,960
   Miscellaneous income (expense)                                    1,408         (1,213)
                                                               -----------    -----------
Income before equity in loss of Focus urgery, Inc.,
 equity in loss of Hearing Innovations, Inc.,
 minority interest and income taxes                              1,371,593        740,409

Equity in loss of Focus Surgery, Inc.                             (118,748)           -
Equity in loss of Hearing Innovations, Inc.                        (16,774)
Minority interest in net income of consolidated subsidiaries       (38,289)        (7,647)
                                                               -----------    -----------
Income before income taxes                                       1,197,782        732,762

Income tax provision                                              (487,208)      (268,092)
                                                               -----------    -----------

Net income                                                     $   710,574    $   464,670
                                                               ===========    ===========

Net income per share - Basic                                   $       .12    $       .08
                                                               ===========    ===========

Net income per share - Diluted                                 $       .11    $       .07
                                                               ===========    ===========

Weighted average common shares                                   5,951,872      5,837,095
                                                               ===========    ===========

Diluted weighted average common shares outstanding               6,451,480      6,581,843
                                                               ===========    ===========


See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   For the six months ended
                                                                         December 31,
                                                                   ------------------------
                                                                     1999           1998
                                                                     ----           ----
Operating activities:
    Net income                                                   $  1,315,902    $    185,023
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Bad debt expense                                                 40,095       2,099,903
      Deferred income tax expense                                       1,356             -
      Depreciation and amortization                                   323,484         187,968
      Loss on disposal of equipment                                    71,758             -
      Non-cash compensation charge                                     10,768             -
      Deferred income                                                 (12,156)        (37,929)
      Foreign currency loss                                             1,678           5,632
      Minority interest in net income of subsidiaries                  41,266          19,738
      Equity in loss of Focus Surgery, Inc.                           201,928             -
      Equity in loss of Hearing Innovations, Inc.                      16,774             -
      Change in operating assets and liabilities:
       Accounts receivable                                          1,063,366       1,889,313
       Inventories                                                   (179,677)        473,164
       Prepaid expenses and other current assets                      (41,691)        (67,298)
       Other assets                                                    (7,564)        (36,213)
       Accounts payable and accrued expenses                       (2,523,916)       (706,513)
       Income taxes payable                                           801,839      (1,420,438)
                                                                 ------------    ------------
Net cash provided by operating activities                           1,125,210       2,592,350
                                                                 ------------    ------------
Investing activities
    Acquisition of property, plant and equipment                     (219,573)       (165,267)
    Purchase of investments held to maturity                              -       (12,025,837)
    Redemption of investments held to maturity                        904,739       6,575,000
    Purchase of  Labcaire Stock                                      (173,777)       (129,172)
    Cash paid for acquisition of Hearing Innovations, Inc.           (534,000)            -
    Cash paid for acquisition of Sonora Medical Systems, Inc.,
      net of cash acquired                                            (19,232)            -
                                                                 ------------    ------------
    Net cash used in investing activities                             (41,843)     (5,745,276)
                                                                 ------------    ------------


Financing activities
    Proceeds from short-term borrowings, net                           58,234        (465,612)
    Principal payments on capital lease obligations                  (104,393)        (48,333)
    Payment of long-term debt                                         (26,334)            -
    Proceeds from exercise of stock options                            28,800          83,075
    Purchase of treasury stock                                       (138,997)
                                                                 ------------    ------------
    Net cash used in financing activities                            (182,690)       (430,870)

    Effect of exchange rates on assets and liabilities                (22,747)         (2,691)
                                                                 ------------    ------------
    Net increase (decrease) in cash and cash equivalents              877,930      (3,586,487)
    Cash and cash equivalents at beginning of period                8,361,231       4,592,911
                                                                 ------------    ------------
    Cash and cash equivalents at end of period                   $  9,239,161    $  1,006,424
                                                                 ============    ============

Supplemental disclosure of cash flow information
    Interest paid                                                      77,713          26,784
    Income taxes paid                                                 186,350       1,962,005

See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three- and six-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

    The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

2.  Inventories

       Inventories are summarized as follows:

                                 December 31, 1999             June 30, 1999
                                 -----------------             -------------
       Raw materials              $   2,232,550                $  2,111,270
       Work-in-process                  385,417                     331,744
       Finished goods                 1,110,423*                    493,946
                                  -------------                ------------
                                  $   3,728,390                $  2,936,960
                                  =============                ============

       * Increase due to inclusion of Sonora Inventory. (See Note 5 for Sonora acquisition)

3.  Revolving Line of Credit

    On April 24, 1999, Acoustic Marketing Research Inc, doing business as Sonora Medical Systems, Inc. ("Sonora") (See Note 5 for Sonora acquisition), entered into a credit facility with Norwest Bank Colorado, National Association (the "Bank") that provides Sonora with a $250,000 revolving line of credit for working capital requirements. The term of this agreement is for approximately one year, maturing May 15, 2000. This credit facility allows for interest to be calculated utilizing the Bank's Prime Rate plus 1% due monthly (9.5% at December 31, 1999). This credit facility contains standard covenants. The terms provide for the repayment of the debt in full on its maturity date. As of December 31, 1999, $222,388 was outstanding leaving $27,612 available on its revolving line of credit.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (CONTINUED)



4.  Accrued Expenses and Other Current Liabilities

       The following summarizes accrued expenses and other current liabilities:

                                           December 31, 1999      June 30, 1999
                                           -----------------      -------------
       Accrued payroll and vacation           $  99,157            $   169,367
       Accrued sales tax                          4,644                113,696
       Accrued commissions and bonuses           88,921                419,833
       Customer deposits                         58,407                942,119
       Professional fees                         63,072                169,963
       Other                                    324,030                274,253
                                              ---------            -----------
                                              $ 638,231            $ 2,089,231
                                              =========            ===========
5.  Acquisitions

    Hearing Innovations, Inc.
    On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled the notes receivable aggregating $400,000 in exchange for a 7% equity investment in Hearing Innovations. Warrants to purchase additional shares that would bring the Company's interest in Hearing Innovations to over 15% were also part of this agreement. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment ($750,000 plus acquisition costs of $34,000) is being amortized on a straight-line basis over its estimated life of 10 years. The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting.

    Labcaire Systems Ltd.
    In October 1999, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Company's annual report on Form 10-KSB for the year ended June 30, 1999), the Company paid approximately $174,000 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 92%. This represents the fiscal 2000 buy-back portion, as defined in the Agreement.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (CONTINUED)


    Sonora Medical Systems, Inc.
    On November 16, 1999, the Company acquired a 51% stake in Acoustic Marketing Research Inc., doing business as Sonora Medical Systems, Inc. ("Sonora"), for $1.4 million which was paid to Sonora. The sum is being utilized by Sonora to increase inventory and expand marketing, sales and research and development efforts. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of their customers' ultrasound imaging systems beyond the usual five to seven years. The agreement includes an option for the Company to increase its investment by 39% under certain circumstances. The acquisition was accounted for as a purchase. Accordingly, results of Sonora are included in the consolidated statement of operations from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($1,350,000 plus acquisition costs of $93,000, which includes a broker fee of $64,000) over the fair value of net assets acquired is being amoritized on a straight-line basis over a period of 5 years.

6.  Licensing Agreement for Medical Technology

    The Company, on January 11, 1999, terminated its license agreement with Medical Device Alliance, Inc. ("MDA") and LySonix, Inc. ("LySonix") due to default by MDA for non-payment for product shipments and royalties owed. In May 1999, the Company began an action against such licensees seeking collection of indebtedness and enforcement of security interests held on the inventory in their possession.

    On October 22, 1999, the Company executed a letter of intent with the judicially appointed receiver for the former licensees of its soft tissue aspirator, MDA and LySonix, laying the groundwork for a resolution of the parties' dispute. This letter of intent is subject to court approval. The letter of intent provides, among other things, that the Company is to be paid in full for amounts due and owing by the return of inventory by MDA and LySonix and that the parties will attempt to negotiate a new license agreement covering these products. The letter of intent expired on December 15, 1999.

    As of January 31, 2000, the parties are continuing to negotiate a new license agreement, which will be judicially reviewed and approved.

                                  MISONIX, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six months and three months ended December 31, 1999 and 1998

Net Sales: Net sales of the Company's medical, scientific and industrial products increased $2,343,325 (21%) from $11,423,780 in the six months ended December 31, 1998 to $13,767,105 in the six months ended December 31, 1999. Net sales for the Company's medical, scientific and industrial products increased $1,423,570 (24%) from $5,860,564 in the three months ended December 31, 1998 to $7,284,134 in the three months ended December 31, 1999. The increase for the period is due to an increase in: sales of the soft tissue aspirator, the inclusion of medical sales from Sonora Medical Systems, Inc. ("Sonora"), wet scrubber (Mystaire) sales, and Labcaire sales, partially offset by lower US Surgical, ultrasonic industrial and domestic fume enclosure sales. Orders from US Surgical remain intact but the timing for future deliveries of products have been changed at US Surgical's request. This increase for the quarter ended December 31, 1999, is due to an increase in soft tissue aspirator sales, the inclusion of medical sales from Sonora, wet scrubber (Mystaire), ultrasonic industrial, and Labcaire sales. The Company's backlog of unfilled orders are $8,211,945 at December 31, 1999.

Gross Profit: Gross profit decreased from 49.1% of sales in the six months ended December 31, 1998 to 45.9% of sales in the six months ended December 31, 1999. Gross profit increased from 47.9% of sales in the three months ended December 31, 1998 to 48.1% of sales in the three months ended December 31, 1999. The decrease for the six months and the increase for the three months ended December 31, 1999, as compared to the same periods in the prior year, is due to an unfavorable/ favorable mix of high and low margin product deliveries.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 6.1% or $213,436 from $3,548,903 (31.1% of sales) for the six months ended December 31, 1998 to $3,762,339(27.3% of sales) for the six months ended December 31, 1999. Selling, general and administrative expenses increased 10.2% or $192,252 from $1,883,926 (32.1% of sales) for the three months ended December 31, 1998 to $2,076,178 (28.5% of sales) for the three months ended December 31, 1999. The increase for the period and quarter are due to increased sales and marketing efforts in industrial and scientific products and the consolidated results from Sonora.

Research and Development Expenses: Research and development expenses increased from $442,509 in the six months ended December 31, 1998 to $592,504 in the six months ended December 31, 1999. Research and development expenses increased from $188,611 in the three months ended December 31, 1998 to $329,860 in the three months ended December 31, 1999. The increased development costs are associated with an increase in additional products under development and outside clinical costs.

Bad Debt Expense: Bad debt expense decreased from $2,099,903 for the six months ended December 31, 1998 to $40,095 for the six months ended December 31, 1999. On October 22, 1998, the Company announced that it had reserved $1,700,000 against accounts receivable due and owing by Medical Device Alliance, Inc. ("MDA") and its wholly owned subsidiary, LySonix, Inc. ("LySonix") as licensees for the Misonix ultrasonic soft tissue aspirator. In December of 1998, an additional reserve was taken against all remaining receivables from MDA and LySonix totaling $369,903 (See additional discussion in "Liquidity and Capital Resources").

                                  MISONIX, INC.


Other Income (Expense): Other income during the six months ended December 31, 1998 was $740,083. During the six months ended December 31, 1999, other income was $485,051. Other income during the three months ended December 31, 1998 was $386,671. During the three months ended December 31, 1999, other income was $296,609. This decrease was principally due to decreased royalty income received from the Company's licensees on the sales of medical devices, an increase in interest expense due to additional borrowings related to the purchase of the new Labcaire facility and amortization of the investments in capital stock of Focus Surgery, Inc. and Hearing Innovations, Inc. ("Hearing Innovations").

Income Taxes: The tax provision for the six months ended December 31, 1999 was $832,352 (38.7% of income before taxes) as compared to a tax provision of $59,935 (24.5% of income before taxes) for December 31, 1998. The tax provision for the three months ended December 31, 1999 was $487,208 (40.7% of income before taxes) as compared to a tax provision of $268,092 (36.7% of income before taxes) for the three months ended December 31, 1998. This increase is the result of an increase in income before income taxes from that of the prior year.

Liquidity and Capital Resources:

Working capital at December 31, 1999 and June 30, 1999 was $17,267,178 and $16,722,006, respectively. The increase is due to cash flow from operations and investing activities, partially offset by the acquisition of treasury stock and fixed assets.

On March 10, 1999, the Company entered into a bridge loan agreement with Hearing Innovations, whereby Hearing Innovations was required to pay to the Company, on or before March 10, 2000, the principal amount of $250,000. The loan was entered into in anticipation of the upcoming agreement for a 7% equity investment in Hearing Innovations by the Company. During the first quarter of fiscal year 2000, the Company entered into four additional secured loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $30,000 due October 10, 1999, $50,000 due June 29, 2000, $50,000 due July 29,
2000, and $20,000 due August 30, 2000. These notes bore interest at 8% per annum.

On October 18, 1999, the Company and Hearing Innovations completed the agreement whereby the Company invested an additional $350,000 and cancelled the notes receivable (discussed above) aggregating $400,000 in exchange for a 7% equity investment in Hearing Innovations. Warrants to purchase additional shares that would bring the Company's interest in Hearing Innovations to over 15% were also part of this agreement. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device.

                                  MISONIX, INC.


At the date of the acquisition, the cost of the investment ($750,000 plus acquisition costs of $34,000) is being amoritized on a straight-line basis over its estimated life of 10 years. The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting.

In October 1999, under the terms of the revised purchase agreement (the "Agreement") with Labcaire (as discussed in the Company's annual report on Form 10-KSB for the year ended June 30, 1999), the Company paid approximately $174,000 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 92%. This represents the fiscal 2000 buy-back portion, as defined in the Agreement.

On November 16, 1999, the Company acquired a 51% stake in Acoustic Marketing Research Inc. doing business as Sonora Medical Systems, Inc. ("Sonora"), for $1.4 million which was paid to Sonora. The sum is being utilized by Sonora to increase inventory and expand marketing, sales and research and development efforts. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of their customers' ultrasound imaging systems beyond the usual five to seven years. The agreement includes an option for the Company to increase its investment by 39% under certain circumstances. The acquisition was accounted for as a purchase. Accordingly, results of Sonora are included in the consolidated statement of operations from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($1,350,000 plus acquisition costs of $93,000, which includes a broker fee of $64,000) over the fair value of net assets acquired is being amoritized on a straight-line basis over a period of 5 years.

The Company, MDA, and MDA's wholly owned subsidiary, LySonix, were defendants in an action alleging patent infringement filed by Mentor Corporation. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. Management believes the outcome of this appeal will not have a material adverse effect on the Company's consolidated financial position and results of operations.

The Company, on January 11, 1999, terminated its license agreement with MDA and LySonix due to default by MDA for non-payment for product shipment and royalties owed. In May 1999, the Company began an action against such licensees seeking collection of indebtedness and enforcement of security interests held on the inventory in their possession.

On October 22, 1999, the Company executed a letter of intent with the judicially appointed receiver for the former licensees of its soft tissue aspirator, MDA and LySonix, laying the groundwork for a resolution of the parties' dispute. This letter of intent is subject to court approval. The letter of intent provides, among other things, that the Company is to be paid in full for amounts due and owing by the return of inventory by MDA and LySonix and that the parties will attempt to negotiate a new license agreement covering these products. The letter of intent expired on December 15, 1999.

                                  MISONIX, INC.


As of January 31, 2000, the parties are continuing to negotiate a new license agreement, which will be judicially reviewed and approved.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

Year 2000 Compliance:

The Company has not had any operational problems for its internal information systems and products or external service supplies with respect to year 2000.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint venture and investment in related entities, future economic, competitive and market conditions, the outcome of legal proceedings, particularly those including patent litigation with Mentor Corp. and the efforts at resolving the existing disputes with MDA and LySonix as well as management business decisions.

                                  MISONIX, INC.


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
           In May 1999, the Company began an action against MDA and LySonix seeking collection of indebtedness and enforcement of security interests held on the inventory in their possession.

           On October 22, 1999, the Company executed a letter of intent with the judicially appointed receiver for the former licensees of its soft tissue aspirator, MDA and LySonix, laying the groundwork for a resolution of the parties' dispute. This letter of intent is subject to court approval. This letter of intent provides, among other things, that the Company is to be paid in full for amounts due and owing by the return of inventory by MDA and LySonix and that the parties will attempt to negotiate a new license agreement covering these products. The letter of intent expired on December 31, 1999.

           As of January 31, 2000, the parties are continuing to negotiate a new license agreement, which will be judicially reviewed and approved.

           The Company, MDA, and MDA's wholly owned subsidiary, LySonix were defendants in an action alleging patent infringement filed by Mentor Corporation. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. Based upon the current status of the matters, management believes the outcome of this appeal will not have a material adverse effect on the Company's consolidated financial position and results of operations.

Item 6.    Exhibits and Reports on Form 8-K
           There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2000


                                          MISONIX, INC.
                                          ----------------------------------
                                          (Registrant)

                                          By:
                                              ------------------------------
                                              Michael A. McManus, Jr.
                                              President, Chief Executive Officer


                                          By:
                                              ------------------------------
                                              Richard Zaremba
                                              Vice President
                                              Chief Financial Officer,
                                              Treasurer and Secretary