Form 10-Q
period 2000-03-31
MISONIX INC
filed 2000-05-10
CIK 880432

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

      YES   X         NO
         -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                           Outstanding at
               Common Stock                                April 30, 2000
               ------------                                --------------

               $.01 par value                                 5,922,417

                                  MISONIX, INC.

Index

Part I.   FINANCIAL INFORMATION                                        Page

     Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets as of

      March 31, 2000 (Unaudited) and June 30, 1999                     3

     Consolidated Statements of Operations
      Nine Months Ended March 31, 2000
      and 1999 (Unaudited)                                             4

     Consolidated Statements of Operations
      Three Months Ended March 31, 2000
      and 1999 (Unaudited)                                             5

     Consolidated Statements  of Cash Flows
      Nine Months ended March 31, 2000
      and 1999 (Unaudited)                                             6

     Notes to Consolidated Financial Statements                        7-9


     Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  10-13


Part  II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                             14

Item 6. Exhibits and Reports on Form 8-K                               14

     Signatures                                                        15

                         PART I - FINANCIAL INFORMATION

                   ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS.
                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ==========================================

                                                        MARCH 31,        June 30
                                                          2000            1999
ASSETS                                                 (UNAUDITED)     (See Note1)
------                                                ------------    ------------
Current assets:
   Cash and cash equivalents                          $  7,857,077    $  8,361,231
   Investments held to maturity                          3,034,364       3,987,309
   Accounts receivable, net of allowance for
     doubtful accounts of $129,467 and $88,757           5,795,807       6,073,919

   Inventories                                           5,068,067       2,936,960
   Deferred income taxes                                   191,777         131,788
   Prepaid expenses and other current assets               854,219         611,818
Total current assets                                    22,801,311      22,103,025

Property, plant and equipment, net                       3,194,681       2,964,778
Deferred income taxes                                      142,522         181,484
Goodwill, less accumulated amortization
   of $154,218 and $89,463                               1,374,045         502,295

Investments in Focus Surgery, Inc.
  and Hearing Innovations, Inc.,
  less accumulated amortization
  of  $150,308 and $25,417 and cumulative
  equity in losses of $339,476 and $68,880,
  respectively                                           3,249,919       2,955,703
Other assets                                                70,871          71,805
                                                      ------------    ------------
Total assets                                          $ 30,833,349    $ 28,779,090
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                      $    510,944    $    499,398
   Accounts payable                                      2,189,039       2,356,877
   Accrued expenses and other current liabilities          901,460       2,089,231
   Income taxes payable                                  1,129,643         272,814
   Current maturities of long-term debt
    and capital lease obligations                          214,970         162,699
Total current liabilities                                4,946,056       5,381,019

Long-term debt and capital lease obligations             1,325,370       1,271,814
Deferred income                                            427,386         445,620
Minority interest                                          877,737         138,252
Stockholders' equity:
   Common stock, $.01 par value-shares authorized
   10,000,000; 5,965,317 and 5,927,470 issued               59,653          59,275
   Additional paid-in capital                           21,794,319      21,719,553
   Retained earnings (deficit)                           1,658,991        (226,326)
  Treasury stock, 42,900 shares in 2000                   (219,006)             --
  Accumulated other comprehensive loss                     (37,157)        (10,117)
Total stockholders' equity                              23,256,800      21,542,385
                                                      ------------    ------------
Total liabilities and stockholders' equity            $ 30,833,349    $ 28,779,090
                                                      ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      =====================================

                                                                For the nine months ended
                                                                         March 31,
                                                           ------------------------------------
                                                                   2000            1999
                                                                   ----            ----

Net sales                                                      $ 20,587,326    $ 17,244,068

Cost of goods sold                                               10,989,538       8,646,076
                                                               ------------    ------------
Gross profit                                                      9,597,788       8,597,992

Operating expenses:
   Selling, general and administrative expenses                   6,059,116       5,599,413
   Research and development                                       1,071,764         827,060

   Bad debt (recovery) expense                                     (401,846)      2,115,300
                                                               ------------    ------------
Total operating expenses                                          6,729,034       8,541,773
                                                               ------------    ------------
Income from operations                                            2,868,754          56,219

Other income  (expense):
   Interest income                                                  488,089         470,641
   Interest expense                                                (116,989)        (63,307)
   Option/license fees                                               18,234          44,006
   Royalty income                                                   460,837         565,037
   Amortization of investments                                     (150,308)             --
   Foreign exchange loss                                             (2,950)         (1,489)
   Miscellaneous income (expense)                                     6,033          (2,161)
                                                               ------------    ------------
Income before equity in loss of Focus Surgery, Inc.,
  equity in loss of  Hearing Innovations, Inc.,
  minority interest and income taxes                              3,571,700       1,068,946

Equity in loss of Focus Surgery, Inc.                              (305,928)             --
Equity in loss of Hearing Innovations, Inc.                         (33,548)             --
Minority interest in net income of consolidated
  subsidiaries                                                      (33,977)         (2,660)
                                                               ------------    ------------

Income before income taxes                                        3,198,247       1,066,286

Income tax  provision                                            (1,312,930)       (315,639)
                                                               ------------    ------------

Net income                                                     $  1,885,317    $    750,647
                                                               ============    ============

Net income per share - Basic                                   $        .32    $        .13
                                                               ============    ============

Net income per share - Diluted                                 $        .29    $        .11
                                                               ============    ============

Weighted average common shares outstanding                        5,942,538       5,842,937
                                                               ============    ============

Diluted weighted average common shares outstanding                6,494,904       6,611,623
                                                               ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      =====================================

                                                              For the three months ended
                                                                       March 31,
                                                          ------------------------------------
                                                                 2000            1999
                                                                 ----            ----

Net sales                                                    $ 6,820,221    $ 5,820,288

Cost of goods sold                                             3,540,543      2,838,224
                                                             -----------    -----------
Gross profit                                                   3,279,678      2,982,064

Operating expenses:
   Selling, general and administrative expenses                2,296,777      2,050,907
   Research and development                                      479,260        384,551

   Bad debt (recovery) expense                                  (441,941)        15,000
                                                             -----------    -----------
Total operating expenses                                       2,334,096      2,450,458
                                                             -----------    -----------
Income from operations                                           945,582        531,606

Other income  (expense):
   Interest income                                               159,551        143,368
   Interest expense                                              (39,276)       (36,523)
   Option/license fees                                             6,078          6,077
   Royalty income                                                150,540        155,251
   Amortization of investments                                   (57,725)            --
   Foreign exchange (loss) gain                                   (1,272)         4,143
   Miscellaneous income                                               --            328
                                                             -----------    -----------
Income before equity in loss of Focus Surgery, Inc.,
   equity in loss of Hearing Innovations, Inc.,
   minority interest and income taxes                          1,163,478        804,250
Equity in loss of Focus Surgery, Inc.                           (104,000)            --
Equity in loss of Hearing Innovations, Inc.                      (16,774)            --
Minority interest in net loss of consolidated subsidiaries         7,289         17,078
                                                             -----------    -----------

Income before income taxes                                     1,049,993        821,328

Income tax provision                                            (480,578)      (255,704)
                                                             -----------    -----------

Net income                                                   $   569,415    $   565,624
                                                             ===========    ===========

Net income per share - Basic                                 $       .10    $       .10
                                                             ===========    ===========

Net income per share - Diluted                               $       .09    $       .09
                                                             ===========    ===========

Weighted average common shares outstanding                     5,918,271      5,910,783
                                                             ===========    ===========

Diluted weighted average common shares outstanding             6,545,527      6,613,506
                                                             ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      =====================================

                                                              For the nine months ended
                                                                      March 31,
                                                        ------------------------------------
                                                                 2000          1999
                                                                 ----          ----
OPERATING ACTIVITIES:
   Net income                                                $ 1,885,317    $   750,647
                                                             -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Bad debt (recovery) expense                                (401,846)     2,115,300
     Deferred income tax (benefit) expense                       (21,027)        27,290
     Depreciation and amortization                               552,964        273,625
       Loss on disposal of equipment                             111,661             --
     Non-cash compensation charge                                 10,768         13,459
     Deferred income                                             (18,234)       (44,007)
     Foreign currency loss                                         2,950          1,489
     Minority interest in net income of subsidiaries              33,977          2,660
       Equity in loss of Focus Surgery, Inc.                     305,928             --
     Equity in loss of Hearing Innovations, Inc.                  33,548             --
     Change in operating assets and liabilities:

       Accounts receivable                                       937,167      1,846,538
       Inventories                                            (1,519,354)       284,802
       Prepaid expenses and other current assets                (500,043)       191,018
       Other assets                                                  506          5,326
       Accounts payable and accrued expenses                  (1,955,979)    (1,952,065)
       Income taxes payable                                      856,830             --
                                                             -----------    -----------
Net cash provided by operating activities                        315,133      3,516,082
                                                             -----------    -----------

INVESTING ACTIVITIES
   Acquisition of property, plant and equipment                 (246,282)    (1,983,224)
   Purchase of investments held to maturity                   (3,004,064)   (15,814,623)
   Redemption of investments held to maturity                  3,957,009     14,775,000
   Purchase of  Labcaire stock                                  (173,777)      (129,172)
   Cash paid for acquisition of Hearing Innovations, Inc.       (784,000)            --
   Loan to Hearing Innovations                                   250,000       (250,000)
   Cash paid for acquisition of Sonora Medical Systems, Inc.,
     net of cash acquired                                       (227,233)            --
                                                             -----------    -----------
   Net cash used in investing activities                        (228,347)    (3,402,019)
                                                             -----------    -----------

FINANCING ACTIVITIES
   Proceeds from short-term borrowings, net                       11,546        200,822
   Payment of revolving line of credit                          (222,388)            --
   Principal payments on capital lease obligations              (156,305)       (44,818)
   Proceeds from long-term debt                                       --      1,290,276
   Payment of long-term debt                                     (39,173)       (31,683)
   Proceeds from exercise of stock options                        64,376        316,688
   Purchase of treasury stock                                   (219,006)            --
                                                             -----------    -----------
   Net cash (used in) provided by financing activities          (560,950)     1,731,285

   Effect of exchange rates on assets and liabilities            (29,990)       (54,206)
                                                             -----------    -----------
   Net (decrease) increase in cash and cash equivalents         (504,154)     1,791,142
   Cash and cash equivalents at beginning of period            8,361,231      4,592,911
                                                             -----------    -----------
   Cash and cash equivalents at end of period                $ 7,857,077    $ 6,384,053
                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                             $   116,989    $    48,191
   Income taxes paid                                         $   564,350    $ 1,962,005

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   ==========================================

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three- and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

2.   INVENTORIES

     Inventories are summarized as follows:

                                 MARCH 31, 2000            JUNE 30, 1999
                                 --------------            -------------
     Raw materials                 $  2,454,755(a),(b)      $  2,111,270
     Work-in-process                    973,164(b)               331,744
     Finished goods                   1,640,148(a)               493,946
                                   ------------             ------------
                                   $  5,068,067             $  2,936,960
                                   ============             ============

     (a) 32% of inventory increase, or approximately $676,000, was due to the inclusion of the return of inventory from LySonix. (See Liquidity and Capital Resources for further discussion)

     (b) 58% of inventory increase, or approximately $1,200,000, was due to the inclusion of Sonora inventory. (See Note 5 for Sonora acquisition)


3.   REVOLVING LINE OF CREDIT

     On April 24, 1999, Acoustic Marketing Research Inc, doing business as Sonora Medical Systems, Inc. ("Sonora") (See Note 5 for Sonora acquisition), entered into a credit facility with Norwest Bank Colorado, National Association (the "Bank") that provides Sonora with a $250,000 revolving line of credit for working capital requirements. The term of this agreement is for approximately one year, maturing May 15, 2000. This credit facility allows for interest to be calculated utilizing the Bank's Prime Rate plus 1% due monthly (9.5% at March 31, 2000). This credit facility contains standard covenants. The terms provide for the repayment of the debt in full on its maturity date. Sonora elected to pay down the revolving line of credit on March 10, 2000. As of March 31, 2000, there was no balance outstanding leaving $250,000 available on its revolving line of credit.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                   ==========================================

4.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     The following summarizes accrued expenses and other current liabilities:

                                   MARCH 31, 2000   JUNE 30, 1999
                                   --------------   -------------
     Accrued payroll and vacation   $   106,697      $   169,367
     Accrued sales tax                   (5,711)         113,696
     Accrued commissions and bonuses    129,507          419,833
     Customer deposits                  196,499          942,119
     Professional fees                   85,908          169,963
     Other                              388,560          274,253
                                    -----------      -----------
                                    $   901,460      $ 2,089,231
                                    ===========      ===========

5.   ACQUISITIONS

     HEARING INNOVATIONS, INC.

     On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled the notes receivable aggregating $400,000 in exchange for a 7% equity investment in Hearing Innovations. Warrants to purchase additional shares that would bring the Company's interest in Hearing Innovations to over 15% were also part of this agreement. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment ($750,000 plus acquisition costs of $34,000) is being amortized on a straight-line basis over its estimated life of 10 years. The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. (See Note 7)

     LABCAIRE SYSTEMS LTD.

     In October 1999, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999), the Company paid approximately $174,000 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 92%. This represents the fiscal 2000 buy-back portion, as defined in the Labcaire Agreement.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                   ==========================================

     SONORA MEDICAL SYSTEMS, INC.

     On November 16, 1999, the Company acquired a 51% stake in Sonora for $1.4 million, which was paid to Sonora. The sum is being utilized by Sonora to increase inventory and expand marketing, sales and research and development efforts. An additional 4.7% was acquired on February 25, 2000 for $208,000 bringing the acquired interest to 55.7%. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. The agreement includes an option for the Company to increase its investment by 34.3% under certain circumstances. The acquisition was accounted for as a purchase. Accordingly, results of Sonora are included in the consolidated statement of operations from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($1,550,000 plus acquisition costs of $101,000, which includes a brokerage fee of $72,000) over the fair value of net assets acquired is being amortized on a straight-line basis over a period of five years.

6.   LICENSING AGREEMENT FOR MEDICAL TECHNOLOGY

     On March 30, 2000, the Company and Medical Device Alliance, Inc., ("MDA") and LySonix, Inc. ("LySonix"), signed a new ten-year Exclusive License Agreement ("Agreement") for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The Agreement calls for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue.

7.   SUBSEQUENT EVENT

     On April 27, 2000, the Company entered into a loan agreement where by Hearing Innovations is required to pay the Company the total principal amount of $24,000 due July 1, 2000. The note bears interest of 8% per annum. The note is secured by a lien on all Hearing Innovation's rights, titles and interest at in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or after acquired after the date of the loan agreement.

                                  MISONIX, INC.
                   ==========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NET SALES: Net sales of the Company's medical, scientific and industrial products increased $3,343,258 (19.4%) from $17,244,068 in the nine months ended March 31, 1999 to $20,587,326 in the nine months ended March 31, 2000. Net sales for the Company's medical, scientific and industrial products increased $999,933 (17.2%) from $5,820,288 in the three months ended March 31, 1999 to $6,820,221 in the three months ended March 31, 2000. The increase for the nine month period is due to an increase in medical device sales from the consolidated revenues of Sonora Medical Systems, Inc. ("Sonora"), and wet scrubber (Mystaire) sales, partially offset by lower domestic fume enclosure sales. This increase for the quarter ended March 31, 2000 is due to an increase in medical device sales, from the consolidated revenues of Sonora, wet scrubber (Mystaire), and ultrasonic industrial sales, partially offset by lower Labcaire and domestic fume enclosure sales. The Company's backlog of unfilled orders was $9,219,560 at March 31, 2000.

GROSS PROFIT: Gross profit decreased from 49.9% of sales in the nine months ended March 31, 1999 to 46.6% of sales in the nine months ended March 31, 2000. Gross profit decreased from 51.2% of sales in the three months ended March 31, 1999 to 48.1% of sales in the three months ended March 31, 2000. The decrease for the nine and three months as compared to the same periods in the prior year, is due to an unfavorable mix of high and low margin product deliveries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 8.2% or $459,703 from $5,599,413 (32.5% of sales) for the nine months ended March 31, 1999 to $6,059,116 (29.4% of sales) for the nine months ended March 31, 2000. Selling, general and administrative expenses increased 12% or $245,870 from $2,050,907 (35.2% of sales) for the three months ended March 31, 1999 to $2,296,777 (33.6% of sales) for the three months ended March 31, 2000. The increase for the quarter is due to the consolidation of results from Sonora. The increase for the nine month period is due to increased sales and marketing efforts in industrial and scientific products as well as the inclusion of results from Sonora.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased from $827,060 in the nine months ended March 31, 1999 to $1,071,764 in the nine months ended March 31, 2000. Research and development expenses increased from $384,551 in the three months ended March 31, 1999 to $479,260 in the three months ended March 31, 2000. The increased development costs are associated with an increase in additional products under development and outside clinical costs.

BAD DEBT (RECOVERY) EXPENSE: Bad debt (recovery) expense decreased from an expense of $2,115,300 for the nine months ended March 31, 1999 to a recovery of $401,846 for the nine months ended March 31, 2000. On October 22, 1998, the Company reserved $1,700,000 against accounts receivable due and owing by Medical Device Alliance, Inc. ("MDA") and its wholly owned subsidiary, LySonix, Inc. ("LySonix") as licensees for the Misonix ultrasonic soft tissue aspirator. In December of 1998, an additional reserve was taken against all remaining receivables from MDA and LySonix totaling $369,903. On June 30, 1999, the MDA and LySonix accounts receivable of $2,069,903 was written off against the bad debt reserve.

                                  MISONIX, INC.
                   ==========================================

On March 30, 2000, the Company and MDA's subsidiary, LySonix, signed a new ten-year Exclusive License Agreement ("Agreement") for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The Agreement calls for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. The Company was paid in full for the amounts due and owing by the return of inventory by MDA and LySonix, which is in accordance with the Agreement. The Company recorded the receipt of inventory at the lower of cost or market, thereby a recovery of bad debt expense of approximately $462,000 was recorded during the third quarter of fiscal 2000.

OTHER INCOME (EXPENSE): Other income during the nine months ended March 31, 1999 was $1,012,727. During the nine months ended March 31, 2000, other income was $702,946. Other income during the three months ended March 31, 1999 was $272,644. During the three months ended March 31, 2000, other income was $217,896. This decrease for the nine month period was principally due to decreased royalty income received from the Company's licensees on the sales of medical devices, an increase in interest expense due to additional borrowings related to the purchase of the new Labcaire facility and amortization of the investments in capital stock of Focus Surgery, Inc. ("Focus Surgery") and Hearing Innovations, Inc. ("Hearing Innovations"). The decrease for the quarter is due to the amortization of the investment in capital stock of Focus Surgery and Hearing Innovations.

INCOME TAXES: The tax provision for the nine months ended March 31, 2000 was $1,312,930 (41.1% of income before taxes) as compared to a tax provision of $315,639 (29.6% of income before taxes) for March 31, 1999. The tax provision for the three months ended March 31, 2000 was $480,578 (45.8% of income before taxes) as compared to a tax provision of $255,704 (31.1% of income before taxes) for the three months ended March 31, 1999. This increase is the result of an increase in income before income taxes over that of the prior year and the amortization of goodwill and certain investments and equity in losses of investments which are not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at March 31, 2000 and June 30, 1999 was $17,855,255 and $16,722,006, respectively. The increase is due to cash flow from operations, partially offset by the acquisition of treasury stock and fixed assets and the investments in Labcaire and Sonora.

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

                                  MISONIX, INC.
                   ==========================================

At the date of the acquisition, the cost of the investment ($750,000 plus acquisition costs of $34,000) is being amortized on a straight-line basis over its estimated life of 10 years. The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting.

In October 1999, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999), the Company paid approximately $174,000 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 92%. This represents the fiscal 2000 buy-back portion, as defined in the Labcaire Agreement.

On November 16, 1999, the Company acquired a 51% stake in Sonora for $1.4 million, which was paid to Sonora. The sum is being utilized by Sonora to increase inventory and expand marketing, sales and research and development efforts. An additional 4.7% was acquired on February 25, 2000 for $208,000 bringing the acquired interest to 55.7%. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. The agreement includes an option for the Company to increase its investment by 34.3% under certain circumstances. The acquisition was accounted for as a purchase. Accordingly, results of Sonora are included in the consolidated statement of operations from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($1,550,000 plus acquisition costs of $101,000 which includes a brokerage fee of $72,000) over the fair value of net assets acquired is being amortized on a straight-line basis over a period of five years.

The Company, on January 11, 1999, terminated its license agreement with MDA and LySonix due to default by MDA for non-payment for product shipment and royalties owed. In May 1999, the Company began an action against such licensees seeking collection of indebtedness and enforcement of security interests held on the inventory in their possession.

   On March 30, 2000, the Company and MDA's subsidiary, LySonix, signed a new ten-year Exclusive License Agreement ("Agreement") for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The Agreement calls for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. The Company was paid in full for the amounts due and owing by the return of inventory by MDA and LySonix, which is in accordance with the Agreement. The Company, recorded the receipt of inventory at the lower of cost or market; as a result, a recovery of bad debt expense of approximately $462,000 was recorded during the third quarter of fiscal 2000.

                                  MISONIX, INC.
                   ==========================================

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof.

YEAR 2000 COMPLIANCE:

The Company has not had any material operational problems for its internal information systems and products or external service suppliers with respect to year 2000. The Company is monitoring any possible problems of systems or any external service suppliers' operational problems, of which none has been detected.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, new product development activities by the Company and related parties in which it has investments, product mix in sales, results of joint venture and investment in related entities, future economic, competitive and market conditions, the outcome of legal proceedings, particularly those including patent litigation with Mentor Corporation as well as management business decisions.

                                  MISONIX, INC.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          In May 1999, the Company began an action against MDA and LySonix seeking among other things, collection of indebtedness and enforcement of security interests held on the inventory in their possession.

          The Company, MDA, and MDA's wholly owned subsidiary, LySonix, were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent, thereby reversing the jury verdict. Mentor has subsequently filed an appeal. Based upon the current status of the matters, management believes the outcome of this appeal will not have a material adverse effect on the Company's consolidated financial position and results of operations.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 11 - Computation of Net Earning Per Share
               Exhibit 27 - Financial Data Schedule
          (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2000


                                            MISONIX, INC.
                                       ---------------------------------------
                                       (Registrant)

                                       By:  __________________________________
                                            Michael A. McManus, Jr.
                                            President, Chief Executive Officer



                                       By:  __________________________________
                                            Richard Zaremba
                                            Vice President
                                            Chief Financial Officer,
                                            Treasurer and Secretary