Form 10-K
period 2000-06-30
MISONIX INC
filed 2000-09-26
CIK 880432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  (MARK ONE)

      [X]      ANNUAL REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2000
                                               -------------

      [ ]      TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from          to
                                                   --------     ---------

                           Commission file no. 1-10986
                                               -------

                                  MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              11-2148932
 -------------------------------                           --------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

            1938 NEW HIGHWAY, FARMINGDALE, NEW YORK            11735
            ----------------------------------------       -----------
           (Address of principal executive offices)         (Zip Code)

           Registrant's telephone number, including area code:  (631) 694-9555

Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------            -----------------------------------------
   Common Stock, $.01 par value               Nasdaq Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year. $29,042,872

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 15, 2000 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $51,843,024.

There were 5,924,917 shares of Common Stock outstanding at September 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         This Report on Form 10-K, and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, competition, technological advances, claims or lawsuits, and the market's acceptance or non-acceptance of the Company's products.

                                     PART I
                                     ------

ITEM 1.    BUSINESS.

         Misonix, Inc. (the "Company") is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures and markets ultrasonic medical devices. The Company also develops and markets ultrasonic equipment for use in the scientific and industrial markets, ductless fume enclosures for filtration of gaseous contaminates, and environmental control products for the abatement of air pollution.

MEDICAL PRODUCTS

         In October 1996, the Company entered into a twenty-year license agreement (the "USS License") with United States Surgical Corporation ("USS"), covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive world-wide marketing and sales rights for this technology and device. The Company received $100,000 under the option agreement preceding the USS License. Under the USS License, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company has received aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Licensing fees from the USS License are amortized over the term of the USS License. Also as part of the USS License, the Company was reimbursed for certain product development expenditures. The amount of reimbursement (which began in February 1997) was $53,563, $61,800 and $278,231 in the fiscal years ended June 30, 2000, 1999 and 1998, respectively. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $7,849,000, $8,743,000 and $6,500,000 during the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

         On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. ("Focus") to obtain a 20% equity position in Focus for $3,050,000. The agreement provides for a series of development and manufacturing agreements whereby Misonix would upgrade existing Focus products and create new products based on high intensity focused ultrasound (HIFU) technology for the non-invasive treatment of tissue for certain medical applications.

         On October 18, 1999, the Company entered into an agreement with Hearing Innovations, Inc. ("Hearing Innovations") to obtain a 7% equity position in Hearing Innovations for $784,000. Warrants to purchase additional shares that would bring the Company's interest in Hearing Innovations to over 15% were also a part of this agreement. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002, and warrants to acquire 66,667 shares of common stock at $2.25 per share. The debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the debenture's principal amount. The warrants expire August 27, 2002. Were the Company to convert the debenture and exercise all warrants, including those previously outstanding, the Company would hold a 20% interest in Hearing Innovations.

         On November 16, 1999, the Company acquired a 51% stake in Acoustic Marketing Research Inc., doing business as Sonora Medical Systems, Inc. ("Sonora"), for $1,400,000. Sonora authorized and issued new common stock for the 51% stake. Sonora is utilizing the proceeds of such sale to increase inventory and expand marketing, sales and research and development efforts. An additional 4.7% was acquired from the principals on February 25, 2000, for $208,000, bringing the acquired interest to 55.7%. The principals sold an additional 34.3% to Misonix on June 1, 2000, for approximately $1,237,000, bringing the acquired interest to 90%. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. Sonora also has developed a three dimensional real time plug and play device in conjunction with BioMedcom, LTD. The acquisition of Sonora was accounted for as a purchase. Accordingly, results of operations for Sonora are included in the consolidated statement of income from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,787,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired is being amortized on a straight-line basis over a period of 5 years.

         On March 30, 2000, the Company, Medical Device Alliance, Inc. ("MDA") and LySonix, Inc. ("LySonix"), a subsidiary of MDA, signed a new ten-year Exclusive License Agreement ("MDA Agreement") for the worldwide marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement calls for LySonix to purchase the soft tissue aspirators from Misonix and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue.

         A competitor, Mentor Corporation ("Mentor"), instituted an action against the Company, MDA and LySonix, alleging patent infringement. On June 10, 1999, the court found the Company did not infringe on the Mentor patent (see "Legal Proceedings" for a further discussion of this matter).

SCIENTIFIC AND INDUSTRIAL PRODUCTS

         The Company's other revenue-producing activities consist of the manufacture and sale of the Sonicator(R) ultrasonic liquid processor and cell disrupter, the distribution of other ultrasonic equipment for scientific and industrial purposes, the manufacture and sale of Aura and Mystaire(R) ductless fume enclosures for filtration of gaseous contaminants and the manufacture and sale of Mystaire scrubbers for the abatement of air pollution.

         The Sonicator is to disrupt cells and bacteria. Similar procedures are used in biotechnology in the production of medications and chemicals. The Sonicator is also used in the acceleration of chemical reactions and the extraction of proteins from cells such as Ecoli and Yeast. Sonication can strip away the outer coating of a virus and fragment DNA for immunological studies. It is also widely applied in manufacturing pharmaceuticals, homogenizing pigments and dyes and improving the quality and consistency of these products. Additional uses of the Sonicator are, among others, quality control, including the dispersion of black carbon in the ink industry, improving polymer films, degassing carbonated beverages, beer, wines and spirits, and solvents.

         In addition to the Sonicator, the Company also manufactures and sells an ultrasonic spray nozzle, marketed under the name Sonimist(R), and distributes ultrasonic cleaners. The Sonimist ultrasonic spray nozzles are used for, among other things, coating, cleaning, cooling and disinfecting products in the food, pharmaceutical, paint, chemical, electronic, environmental and printing industries. Ultrasonic cleaners are marketed to research and industrial laboratories to remove various contaminants, such as radioactive particles, proteins, rust, blood and oil, from laboratory equipment.

         The Aura and Mystaire fume enclosures are ductless filtration and containment hoods which are portable and easy to install. They eliminate the ductwork that is otherwise necessary for exhausting to the outside air. The enclosures are sold to clinical, research, and industrial laboratories for various industrial purposes. Laboratory applications include working with organic solvents and radioisotopes, chemical storage, chemical dispensing, pathology and histology. Industrial markets for the product line include the pharmaceutical, semiconductor manufacturing and asbestos containment industries. The fume enclosures are a general purpose recirculating system with activated carbon filters that purify air and remove airborne fumes, odors and particulate.

         The Mystaire scrubber is an air pollution abatement system which removes difficult airborne contaminants emitted from laboratory and industrial processes. The scrubber operates on a broad range of contaminants and is particularly effective on gaseous contaminants such as acid gases, mists, particulate matter, negative gases and sulfur oxides. The Company also manufactures a range of "point of use" scrubbers for the microelectronics industry. This equipment eliminates low levels of toxic and noxious contaminants arising from silicon wafer production.

         The Company owns a 92% interest in Labcaire Systems Ltd. ("Labcaire"), a United Kingdom company formed in February 1992 with its principal place of business in North Somerset, England. The balance of the capital stock of Labcaire is owned by four executives who have, under a purchase agreement (the "Labcaire Agreement"), agreed to sell one-seventh of their total holding of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. Under the Labcaire Agreement, the Company is required to repurchase such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year. Pursuant to the Labcaire Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company for approximately $102,000 in October 1996 for the year ended June 30, 1997, 9,286 shares (2.65%) were purchased by the Company for approximately $119,000 in October 1997 for the year ended June 30, 1998, 9,286 shares (2.65%) were purchased by the Company for approximately $129,000 in October 1998 for the year ended June 30, 1999, 9,286 shares (2.65%) were purchased by the Company for approximately $174,000 in October 1999 for the year ended June 30, 2000 and 9,286 shares (2.65%) will be purchased by the Company for approximately $120,000 for the year ending June 30, 2001. The effective date of this transaction is expected to be October 2000.

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

MARKET AND CUSTOMERS

         The Company relies on direct salespersons, distributors, manufacturing representatives and catalog listings for the marketing of its scientific and industrial products. The Company currently sells through five manufacturing representatives and more than seven distributors in the United States. The Company currently employs direct sales persons who operate outside the Company's offices and conduct direct marketing on a regional basis.

         In fiscal 2000, approximately 37% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's scientific and industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products. Sales by the Company in other major industrial countries are made through distributors. The Company relies on its licensee, USS, for marketing its ultrasonic surgical device. The Company will seek to control the development and marketing of other potential ultrasonic medical devices, where possible, as well as considering other joint ventures.

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

         The Company relies on its licensees, MDA/LySonix, for marketing its ultrasonic soft tissue aspiration medical device.

         Sonora relies on direct sales persons and distributors for the marketing of its ultrasonic medical devices.

         Focus plans to sell and market its products for BPH ("Benign Prostate Hyperplasia"), once approved by the Federal Drug Administration, through a distribution partner. The product is in phase 3 of clinical trials.

         Hearing Innovations plans on marketing and selling its products to the profoundly deaf through distributors.

         The largest market for the Company's Sonicator includes research and clinical laboratories worldwide. In addition, the Company has expanded its sales of the ultrasonic processor into industrial markets such as paint, pigment, ceramic and pharmaceutical manufacturers.

         The Company views a wide range of industries as prospective customers for its pollution abatement scrubbers. Scrubbers are usable in any industry or environment in which airborne contaminants are created and in particular the semiconductor manufacturing, chemical processing and pharmaceuticals industries.

MANUFACTURING AND SUPPLY

         The Company manufactures and assembles the majority of its medical devices, scientific and industrial products at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs. The Company is not dependent upon any single source of supply and has no long-term supply agreements.

         Labcaire manufactures and assembles its products at its facility located in North Somerset, England. It is not dependent upon any single source of supply and has no long-term supply agreements.

         Sonora manufactures and refurbishes its products at its facility in Longmont, Colorado. It is not dependent upon any single source of supply and has no long-term supply agreements.

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

         Competitors in the air pollution abatement industry range from large, multi-national corporations with greater production and marketing capabilities to small firms specializing in single products. The Company competes with other entities whose financial resources are substantially greater and, in many cases, whose share of the air pollution abatement market is significant. The Company believes that its principal competitors in the manufacture and distribution of scrubbers are Ceilcote, a division of ITEQ, Inc., and Duall Division, a division of Met-Pro Corporation. The principal competitors for the ductless fume enclosure are Captair, Inc., Astec Mircaflow Ltd., and Air Cleaning Systems, Inc. The Company believes that specific advantages of its scrubbers include efficiency, price and customer assistance and that specific advantages of its fume enclosures include efficiency and other product features, such as durability and ease of operation.

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

         The following is a list of the U.S. patents which have been issued to the Company:


NUMBER AND ISSUE DATE                          DESCRIPTION
---------------------                          -----------

4,920,954 (May 1990)         Cavitation Device - relating to the
                             Alliger System for applying ultrasonic
                             arteries using a generator, transducer
                             and titanium wire.

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

NUMBER AND ISSUE DATE                DESCRIPTION
---------------------                -----------

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

BACKLOG

         As of June 30, 2000, the Company's backlog, including Labcaire, relating to industrial products was approximately $2,300,000 as compared with approximately $3,700,000 as of June 30, 1999. The Company's backlog relating to medical products, including Sonora, was approximately $6,700,000 at June 30, 2000, and approximately $4,500,000 at June 30, 1999. The Company's total backlog was $9,000,000 as of June 30, 2000, compared to approximately $8,200,000 as of June 30, 1999.

EMPLOYEES

         As of September 15, 2000, the Company, including Labcaire and Sonora, employed a total of 177 full-time employees, including 29 in management and supervisory positions. The Company considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES.

         The Company occupies approximately 45,500 square feet at 1938 New Highway, Farmingdale, New York under a lease expiring on June 30, 2005. The rental amount, which is approximately $31,000 per month, includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. Labcaire owns a 20,000 square foot facility in North Somerset, England which was purchased in fiscal 1999, for which there is a mortgage loan. Sonora occupies approximately 14,000 square feet in Longmont, Colorado under a lease expiring on July 2005. The rental amount is approximately $11,000 per month. The Company believes that the leased facilities are adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS.

         The Company, MDA and LySonix were defendants in an action alleging patent infringement filed by Mentor. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. Based upon the current status of the matter, management believes the outcome of this appeal will not have a material adverse effect on the Company's financial position and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 2000.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's common stock, $.01 par value ("Common Stock"), is listed on the NASDAQ National Market ("NMS") under the symbol "MSON".

         On September 9, 1997, the Board of Directors of the Company declared a 3 for 2 stock split payable as a 50% stock dividend to shareholders of record on October 10, 1997. All Common Stock data, per share data and market prices per share of Common Stock in this report have been retroactively adjusted to reflect the stock split.

         The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by the NMS. The prices reported reflect inter-dealer quotations, may not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

FISCAL 2000:                                           HIGH               LOW
-----------                                            ----               ---
         First Quarter........................         $  6.44            $ 4.88

         Second Quarter.......................            5.75              4.69

         Third Quarter........................           11.94              5.13

         Fourth Quarter.......................           10.00              7.00

FISCAL 1999:                                           HIGH               LOW
-----------                                            ----               ---

         First Quarter........................         $  7.94            $ 5.25

         Second Quarter.......................            6.38              4.81

         Third Quarter........................            5.88              3.00

         Fourth Quarter.......................            6.75              3.06


         (b) As of September 15, 2000, the Company had 5,924,917 shares of Common Stock outstanding and 130 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

         (c) The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, in its business operations.

ITEM 6.  SELECTED FINANCIAL DATA.


Selected income statement data:




                                            Year Ended June 30,
                                    2000            1999             1998             1997              1996
                                    ----            ----             ----             ----              ----
Net sales                         $29,042,872     $ 24,767,163     $26,764,332      $ 17,560,041        $9,913,136
Net income                          2,520,896        1,964,758       5,328,381           117,125           389,427
Net income per
    common share-Diluted          $       .42     $        .34     $       .94      $        .04        $      .09
Net income per
    common share-Diluted          $       .39     $        .30     $       .81      $        .03        $      .09


Selected balance sheet data:

                                                                      June 30,
                                       2000            1999             1998              1997                1996
                                       ----            ----             ----              ----                ----
Total assets                     $ 31,163,622     $ 28,779,090    $ 25,328,956      $ 18,737,057      $  6,074,957

Long-term debt
     and capital lease
     obligations                 $  1,274,730     $  1,271,814    $    105,230      $    135,195      $     81,763

Total stockholders'
     equity                      $ 23,882,188     $ 21,542,385    $ 19,252,427      $ 13,907,072      $  3,397,648


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

RESULTS OF OPERATIONS:

         The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Income:

                                                                 Fiscal year ended
                                                                      June 30
                                                    2000                1999          1998
                                                    ----                ----          ----
Net sales ......................................    100.0%              100.0%        100.0%
Cost of goods sold .............................     54.3                51.1          45.7
                                                    -----               ------        -----

Gross profit ...................................     45.7                48.9          54.3
                                                    -----               ------        -----

Selling, general and administrative expenses ...     29.7                30.0          26.9

Research and development expenses...............      4.7                 4.0           3.2

Bad debt (recovery) expense.....................     (1.3)                8.6            .8
                                                    -----               ------        ------

Total operating expenses........................     33.1                42.6          30.9
                                                    -----               ------        ------

Income from operations..........................     12.6                 6.3          23.4

Other income ...................................      3.3                 6.1           4.3
                                                    -----               ------        ------

Income before equity in losses of investments,
     minority interest and income taxes.........     15.9                12.4          27.7

Equity in losses of investments.................     (1.6)                (.3)            0

Minority interest ..............................        0                 (.1)          (.1)
                                                    -----               ------        ------

Income before income taxes......................     14.3                12.0          27.6

Income tax provision............................      5.6                 4.1           7.7
                                                    -----               -----         ------

Net income......................................      8.7%                7.9%         19.9%
                                                    =====                =====         ======

The following table provides a breakdown of net sales by major category for the periods indicated:

                                                                    Fiscal year ended
                                                                          June 30
                                                                          -------

                                                    2000           1999              1998
                                                    ----           ----              -----
                                                              (in thousands)

Ultrasonic therapeutic medical devices..........    $ 9,050       $ 8,743           $11,500
Ultrasonic products ............................      3,116         3,003             3,431
Ultrasonic diagnostic medical devices...........      2,532            -                  -
Scrubbers ......................................      4,446         2,451             3,760
Ductless fume enclosures .......................      2,896         3,441             2,116
Other laboratory and hospital equipment.........      7,003         7,129             5,957
                                                    -------       -------           -------
Net sales ......................................    $29,043       $24,767           $26,764
                                                    =======       =======           =======

         The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                                                             Fiscal year ended
                                                                  June 30
                                                    2000           1999              1998
                                                    ----           ----              -----
                                                              (in thousands)
Canada and Mexico ..............................    $ 2,773       $   429           $   265
Europe .........................................      6,729         6,927             5,883
Asia ...........................................        653           633               786
Middle East ....................................        334           167               180
Other  .........................................        231           160               185
                                                    -------       -------           -------
                                                    $10,720       $ 8,316           $ 7,299
                                                    =======       =======           =======

FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

         NET SALES. Net sales increased by 17.3% between the fiscal year ended June 30, 1999 and the fiscal year ended June 30, 2000 from $24,767,163 to $29,042,872. The increase for the period is due to an increase in therapeutic medical device sales including shipments of the soft tissue aspirator, the consolidated revenues of Sonora, and increased revenues of wet scrubbers (Mystaire), partially offset by lower domestic fume enclosure and Labcaire shipments. Revenues for the three-month period ended June 30, 2000 were $8,455,546 compared to $7,523,095 for the same period in fiscal 1999. This increase for the quarter ended June 30, 2000 is due to an increase in therapeutic medical devices including shipments of the soft tissue aspirator, the consolidated revenues of Sonora, and ultrasonic industrial sales, partially offset by lower Labcaire and domestic fume enclosure sales. The foreign currency exchange rates had an adverse effect on revenues for Labcaire in fiscal year 2000 as compared to fiscal year 1999.

         During fiscal 2000 and fiscal 1999, the Company had foreign net sales of $10,719,509 and $8,316,068, respectively, representing 36.9% and 33.6% of net sales for such years, respectively. This increase in foreign sales from fiscal 1999 to fiscal 2000 is due to the shipment of a large wet scrubber (Mystaire) contract.

         GROSS PROFIT. There was a decrease in overall gross profit margin to 45.7% in fiscal 2000 from 48.9% in fiscal 1999. The decrease is due to an unfavorable mix of high and low margin product deliveries.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. There was a 16.2% increase, from $7,427,449 to $8,627,690, in selling, general and administrative expenses from fiscal 1999 to fiscal 2000. The increase for the period is primarily due to the consolidated results for Sonora as well as increased expenditures for investor relations activities.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,372,763 in fiscal 2000 and $1,002,084 in fiscal 1999. The increased development costs are associated with an increase in additional products under development and outside clinical costs.

         BAD DEBT (RECOVERY) EXPENSE. Bad debt (recovery) expense decreased from an expense of $2,131,218 for the period ended June 30, 1999 to a recovery of $366,612 for the period ended June 30, 2000. On October 22, 1998, the Company reserved $1,700,000 against accounts receivable due and owing by MDA and its wholly owned subsidiary, LySonix, as licensees for the Misonix ultrasonic soft tissue aspirator. In December 1998, an additional reserve was taken against all remaining receivables from MDA and LySonix totaling $369,903. On June 30, 1999, the MDA and LySonix accounts receivable of $2,069,903 was written off against the bad debt reserve.

         On March 30, 2000, the Company, MDA and LySonix signed the MDA Agreement for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement calls for LySonix to purchase the soft tissue aspirators from Misonix and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. The Company was paid in full for the amounts due and owing by the return of inventory by MDA and LySonix, which is in accordance with the MDA Agreement. The Company recorded the receipt of inventory at the lower of cost or market, thereby a recovery of bad debt expense of $462,000 was recorded during the third quarter of fiscal 2000.

         OTHER INCOME (EXPENSE) Other income was $954,375 in fiscal 2000 and $1,504,965 in fiscal 1999. This decrease for the period was principally due to decreased option/license fees recognized, from the termination of the prior agreement with MDA in January 1999 (approximately $357,000). The new ten-year Exclusive License agreement discussed on page 15 did not have an up front license fee. The decrease in other income is also due to an increase in amortization of the investments in capital stock of Focus Surgery, Inc. ("Focus Surgery") and Hearing Innovations, Inc. ("Hearing Innovations").

         NET INCOME. For the fiscal year ended June 30, 2000, the Company recorded a 28.3% increase in net income to $2,520,896, or $.39 diluted earnings per share, from $1,964,758, or $.30 diluted earnings per share, for the year ended June 30, 1999.

FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

         NET SALES. Net sales decreased by 7.5% between the fiscal year ended June 30, 1998 and the fiscal year ended June 30, 1999 from $26,764,332 to $24,767,163. The results reflect a slight decrease in Medical Products sales due to the absence of current year revenue from the Company's soft tissue aspirator product compared to approximately $5,000,000 in fiscal 1998 and the delayed shipments of Mystaire Products which were delivered in fiscal 2000. This decrease was offset, in part, by an increase in Labcaire and fume enclosure sales. Revenues for the three-month period ended June 30, 1999 were $7,523,095 compared to $9,410,354 for the same period in fiscal 1998.

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

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,002,084 in fiscal 1999 and $859,419 in fiscal 1998. The increase is predominately due to development costs associated with the Company's medical devices and ultrasound products

         BAD DEBT EXPENSE. Bad debt expense increased from $201,296 for the year ended June 30, 1998 to $2,131,218 for the year ended June 30, 1999. On October 22, 1998, the Company announced that it had reserved $1,700,000 against accounts receivable due and owing by MDA and its wholly-owned subsidiary, LySonix, as licensees for the Misonix ultrasonic soft tissue aspirator. In December 1998, an additional reserve of $369,903 was provided for all remaining receivables from MDA and LySonix, to bring the total reserve to $2,069,903. A notice of default was transmitted by the Company declaring the license agreement terminated on January 11, 1999 due to a default by MDA for non-payment for product shipments and royalties owed. In May 1999, the Company began an action against such licensees seeking collection of indebtedness and enforcement of security interests against the inventory in their possession.

         INTEREST EXPENSE. Interest expense was $107,793 in fiscal 1999 and $75,870 in fiscal 1998. This increase was due to Labcaire's bank borrowings for automobile leases and long-term debt associated with the purchase of Labcaire's building.

         OPTION/LICENSE FEES. Option and license fee income increased from $73,613 in fiscal 1998 to $405,510 in fiscal 1999. This increase is due to the termination of the MDA licensing agreement on January 11, 1999 which resulted in the acceleration of the recognition of approximately $357,000 of the deferred license fee revenue.

         NET INCOME. For the fiscal year ended June 30, 1999, the Company recorded net income of $1,964,758, or $.30 diluted earnings per share, compared to net income of $5,328,381, or $.81 diluted earnings per share, for the year ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES:

         Working capital at June 30, 2000 and 1999 was $17,280,404 and $16,722,006, respectively. The increase is due to cash flow from operations, partially offset by the acquisition of treasury stock and fixed assets and the investments in Labcaire, Sonora and Hearing Innovations.

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

         On October 18, 1999, the Company and Hearing Innovations completed the agreement whereby the Company invested an additional $350,000 and cancelled the notes receivable aggregating $400,000 in exchange for a 7% equity investment in Hearing Innovations. Warrants to purchase additional shares that would bring the Company's interest in Hearing Innovations to over 15% were also part of this agreement. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. At the date of the acquisition, the cost of the investment ($750,000 plus the acquisition costs of $34,000) is being amortized on a straight-line basis over its estimated life of 10 years. The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting.

         During the fourth quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations was required to pay the Company amounts of $24,000 due July 1, 2000, $45,000 due July 15, 2000, $29,000 due July
15, 2000, and $13,000 due July 15, 2000. During the first quarter of fiscal 2001, the Company entered into an additional four loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $39,000, $13,000, $13,000 and $13,000 due September 15, 2000. All notes bore interest at 8% per annum. The notes were secured by a lien on all Hearing Innovations' rights, titles and interests in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002, and warrants to acquire 66,667 shares of common stock at $2.25 per share. The debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the debenture's principal amount. The warrants expire August 27, 2002. Were the Company to convert the debenture and exercise all warrants, including those previously outstanding, the Company would hold a 20% interest in Hearing Innovations.

         In October 1999, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire, the Company paid approximately $174,000 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 92%. This represents the fiscal 2000 buy-back portion, as defined in the Labcaire Agreement.

         On November 16, 1999, the Company acquired a 51% stake in Sonora for $1,400,000. Sonora authorized and issued new common stock for the 51% stake. Sonora is utilizing the proceeds on such sale to increase inventory and expand marketing, sales and research and development efforts. An additional 4.7% was acquired from the principals on February 25, 2000, for $208,000, bringing the acquired interest to 55.7%. The principals sold an additional 34.3% to Misonix on June 1, 2000, for approximately $1,237,000, bringing the acquired interest to 90%. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. Sonora also has developed a three dimensional real time plug and play device in conjunction with BioMedcom, LTD. The acquisition of Sonora was accounted for as a purchase. Accordingly, results of operations for Sonora are included in the consolidated statement of income from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,787,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired is being amortized on a straight-line basis over a period of 5 years. The results of operations of Sonora prior to the acquisition are not material to the consolidated statements of income for the fiscal years ended June 30, 2000, 1999 and 1998.

         On March 30, 2000, the Company, MDA and LySonix signed the MDA Agreement for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement calls for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue worldwide. The Company was paid in full for the amounts due and owing by the return of inventory by MDA and LySonix, which is in accordance with the MDA Agreement. The Company recorded the receipt of inventory at the lower of its original cost or market. As a result, a recovery of bad debt of $462,000 was recorded during the third quarter of fiscal 2000.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

CURRENCY RISK:

         Approximately 24% of the Company's revenues in fiscal 2000 were received in English Pounds Sterling currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are converted into U.S. Dollars using rates of 1.59 and 1.64 for the years ended June 30, 2000 and 1999, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The independent auditor's report and consolidated financial statements listed in the accompanying index are filed as part of this report. See "Index to Consolidated Financial Statements" on page 27.

QUARTERLY RESULTS OF OPERATIONS

         The following table presents selected financial data for each quarter of fiscal 2000. Although unaudited, this information has been prepared on a basis consistent with the Company's audited consolidated financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

QUARTERLY STATEMENTS OF INCOME:

                                                                  FISCAL 2000
                                                 Q1             Q2            Q3            Q4            YEAR

Net sales.................................   $6,482,971     $7,284,134     $6,820,221    $8,455,546      $29,042,872
Cost of sales.............................    3,665,684      3,783,311      3,540,543     4,768,391       15,757,929
                                             ----------     ----------     ----------    ----------      -----------

Gross profit..............................    2,817,287      3,500,823      3,279,678     3,687,155       13,284,943

Selling, general and administration.......    1,686,161      2,076,178      2,296,777     2,568,574        8,627,690
Research and development..................      262,644        329,860        479,260       300,999        1,372,763
Bad debt (recovery) expense...............       20,295         19,800       (441,941)       35,234         (366,612)
                                             ----------     ----------     ----------    -----------     -----------

Income from operations....................      848,187      1,074,985        945,582       782,348        3,651,102

Other (income) expense                          188,442        296,608        217,896       251,429          954,375
                                             ----------     ----------     ----------    ----------       ----------
Income before equity in loss of Focus
  Surgery, Inc., Equity in loss of Hearing
  Innovations, Inc., minority interest and
  income of investments...................    1,036,629      1,371,593      1,163,478     1,033,777        4,605,477

Minority interest in net income of
  consolidate subsidiaries and equity in
  loss of investments.....................      (86,157)      (173,811)      (113,485)      (80,167)        (453,620)

Income tax provision......................     (345,144)      (487,208)      (480,578)     (318,031)      (1,630,961)
                                             ----------     ----------     ----------    ----------       ----------

Net Income................................   $ 605,328      $  710,574     $  569,415    $  635,579      $ 2,520,896
                                             =========      ==========     ==========    ==========      ===========

Net income per common share  -  Basic        $      .10     $      .12     $      .10    $      .11      $       .42

Net income per common share  - Diluted       $      .09     $      .11     $      .09    $      .10      $       .39

Weighted average common hares
outstanding...............................    5,957,470      5,951,872      5,918,271     5,923,127        5,937,685

Diluted weighted average common
shares outstanding........................    6,734,140      6,451,480      6,545,527     6,566,474        6,516,387


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company currently has four Directors. Their term expires at the Annual Meeting of shareholders. The following table contains information regarding all Directors and executive officers of the Company:


                                                                                           DIRECTOR
NAME                          AGE     PRINCIPAL OCCUPATION                                  SINCE
----                          ---     --------------------                                  -----
Gary Gelman                   53      Chairman of the Board                                1995
                                      of Directors

Michael McManus, Jr.          57      President and Chief                                  1998
                                      Executive Officer

Richard Zaremba               45      Vice President, Chief Financial Officer,               --
                                      Secretary and Treasurer



Ronald Manna                  46      Vice President of Operations                           --

Gregory Homison               53      Vice President - Industrial Products                   --

Christopher Thomas            38      Vice President of Mystaire Products                    --

Howard Alliger                73      Director                                             1971

Arthur Gerstenfeld            72      Director                                             1992

The following is a brief account of the business experience for the past five years of the Company's Directors and executive officers:

         GARY GELMAN, the founder of American Claims Evaluation, Inc., a publicly traded company engaged in auditing hospital bills and providing vocational rehabilitational counseling, has been Chairman of the Board and a Director of that company for more than ten years. Since 1973, Mr. Gelman has also been Chief Executive Officer of American Para Professional Systems, Inc., a privately held entity, which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A degree from Queens College. Mr. Gelman became Chairman of the Board of the Company in March 1996.

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

         ARTHUR GERSTENFELD is currently Professor of Industrial Engineering and
Professor of Management at Worcester Polytechnic Institute, Worcester,
Massachusetts. Dr. Gerstenfeld received his Ph.D. and Masters degrees from Massachusetts Institute of Technology (Sloan School of Management). He has edited and authored seven books and approximately forty articles focusing on innovation and productivity. Dr. Gerstenfeld's industrial experience has been as founder, CEO, and Chairman of the Board of UFA, Inc. He is the holder of four patents on which that company is based.

         MICHAEL MCMANUS, JR. became President and Chief Executive Officer of the Company in November 1998. From November 1991 to March 1998, Mr. McManus was
President and Chief Executive Officer of New York Bancorp, Inc. Prior to New
York Bancorp, Inc., Mr. McManus held senior positions with Jamcor
Pharmaceutical, Inc., Pfizer, Inc. and Revlon Corp. Mr. McManus also spent several years as an Assistant to President Reagan. Mr. McManus holds a B.A.
degree in Economics from University of Notre Dame and a J.D. from Georgetown
University Law Center.

         RICHARD ZAREMBA became Vice President and Chief Financial Officer in
February 1999. From March 1995 to February 1999, he was the Vice President and
Chief Financial Officer of Converse Information Systems, Inc., a manufacturer of digital voice recording systems. Previously, Mr. Zaremba was Vice President and Chief Financial Officer of Miltope Group, Inc., a manufacturer of electronic equipment. Mr. Zaremba is a licensed certified public accountant in the state of New York and holds BBA and MBA degrees in Accounting from Hofstra University.

         RONALD MANNA became Vice President - Operations of the Company in
September 1989. Prior thereto, Mr. Manna served as the Director of Engineering of the Company. Mr. Manna holds a B.S. Degree in mechanical engineering from Hofstra University.




         GREGORY HOMISON, PH.D. became Vice President of Industrial/Scientific
Products in August 1999. Prior to joining Misonix, he spent 11 years in the Biomedical Division of Pall Corporation where he advanced from an entry-level position to Divisional Senior Vice President for Sales and Marketing. Dr.
Homison received his doctoral degree, as well as his bachelors and masters degrees, from Columbia University in the field of Molecular Biology.

         CHRISTOPHER THOMAS became Vice President of Mystaire Products in
January 1999. For three years prior thereto, he served as Director of Air
Pollution Technology. Prior to his employment with the Company, Mr. Thomas was an account representative for the Business Imaging Systems Division of Eastman
Kodak Company. Mr. Thomas holds a B.S. degree in General Science from Villanova
University.

Executive officers are elected by and serve at the discretion of the board of directors.

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting
Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National
Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms
3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000:

SUMMARY COMPENSATION TABLE
--------------------------
                                                                                         LONG-TERM
                                                         ANNUAL COMPENSATION            COMPENSATION
                                                         -------------------            ------------

NAME AND PRINCIPAL                     FISCAL                                          SECURITIES UNDERLYING
    POSITION                           YEAR           SALARY ($)          BONUS ($)         OPTIONS (#)
-----------------------                -----          ----------          ---------    ---------------------

Michael McManus, Jr.                   2000            250,000             250,000            -0-
President and Chief                    1999            166,667               -0-            300,000
Executive Officer                      1998              -0-                 -0-              -0-

Richard Zaremba                        2000            129,096               5,000            -0-
Vice President,                        1999             46,875               -0-             15,000
Chief Financial Officer,               1998              -0-                 -0-              -0-
Secretary and Treasurer

Ronald Manna                           2000            113,808              15,000            -0-
Vice President of                      1999            107,481               -0-             20,000
Operations                             1998            102,383               -0-             25,000

Christopher Thomas                     2000             87,348              10,000            -0-
Vice President of                      1999            111,013               -0-             15,000
Mystaire Products                      1998            119,816               -0-              -0-


EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Mr. McManus, who is employed pursuant thereto as President and Chief Executive Officer. The agreement expires on October 31, 2000. It is automatically renewed for a successive one-year term unless the Company or the executive elects not to renew. The agreement provides for an annual salary of $250,000 plus a Company provided automobile and bonus at the discretion of the Board of Directors, of $250,000, to be paid in January 2001. Mr. McManus receives additional benefits that are generally provided to other employees of the Company.

         In conformity with the Company's policy, all of its Directors, officers and employees execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without prior approval of the Company. Mr. Manna has an agreement with the Company which provides for the payment of six months' severance upon his termination for any reason. Messrs. McManus and Zaremba have agreements for the payment of six months' annual base salary upon a change in control of the Company. The Company's employment agreement with Mr. McManus also contains non-competition provisions that preclude him from competing with the Company for a period of 18 months from the date of his termination of employment.

OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted to the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2000.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

         No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 2000. The following table contains information concerning the number and value, at June 30, 2000, of unexercised options held by executive officers named in the Summary Compensation
Table:

                                                                     VALUE OF
                                                                    UNEXERCISED
                        NUMBER OF SECURITIES UNEXERCISED            IN-THE-MONEY
                            UNDERLYING UNEXERCISED                 UNEXERCIED IN
                                 OPTIONS AT                          OPTIONS AT
                             FISCAL YEAR END (#)                   FISCAL YEAR END ($)
     NAME                (EXERCISABLE/UNEXERCISABLE)        (EXERCISABLE/UNEXERCISABLE)(1)
---------------          ----------------------------------------------------------
Michael McManus, Jr.       300,000/-                        $960,500/-
Richard Zaremba              7,500/7,500                    $ 36,450/$36,450
Ronald Manna                17,500/35,000                   $ 72,000/$42,525
Christopher Thomas          19,500/7,500                    $ 59,610/$36,450
-------

(1) Fair market value of underlying securities (the closing price of the Common Stock on the NAS Automated Quotation System) at June 30, 2000, minus the exercise price.

EXECUTIVE COMPENSATION COMMITTEE REPORT

         COMPENSATION POLICIES. The principal goal of our compensation program as administered by the Board of Directors is to help us attract, motivate and retain the executive talent required to develop and achieve our strategic and operating goals with a view to maximizing shareholder value. The key elements of this program and the objectives of each element are as follows:

         BASE SALARY. Base salaries paid to our executive officers are intended to be competitive with those paid to executives holding comparable positions in the marketplace. Individual performance and our performance are considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual goals in a manner consistent with operating and financial performance.

         BONUSES. Annual cash bonuses are intended to motivate performance by creating potential to earn annual incentive awards that are contingent upon personal and business performance. We set goals of revenue and profitability for each group.

         CEO'S COMPENSATION. As discussed in the Executive Compensation Table, Mr. McManus received a base salary of $250,000 for fiscal 2000 and received a bonus of $250,000. The factors involved in determining our CEO's compensation are our revenues and profits, his lengthy experience and business acumen, his responsibilities, and the efforts exerted by him in performance of his duties.

Reported upon by the Board of Directors:

                 Gary Gelman                 Howard Alliger
                 Michael McManus, Jr.        Arthur Gerstenfeld

STOCK OPTIONS

         In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2000, options to purchase 40,500 shares of Common Stock were outstanding under the 1991 Plan at exercise prices ranging from $2.17 to $6.78 per share and options to purchase 334,500 shares of Common Stock had been exercised or canceled.

         In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. At June 30, 2000, options to purchase 336,020 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 under the 1996 Plan and options to acquire 823,500 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $3.07 under the 1996 Directors Plan. At June 30, 2000, options to purchase 224,325 shares of Common Stock under the 1996 Plan have been exercised or canceled. At June 30, 2000, no options to purchase shares of Common Stock under the 1996 Directors Plan have been exercised or canceled.

         In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock the Company. At June 30, 2000, options to purchase 154,000 shares of Common Stock were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $5.50 per share. At June 30, 2000, 4,000 options granted under the 1998 Plan have been canceled.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of July 31, 2000, certain information with regard to ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each Director and nominee for Director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

                                                                 PERCENT
                                              COMMON STOCK        OF
NAME AND ADDRESS (1)                       BENEFICIALLY OWNED    CLASS
--------------------                       ------------------    -----

Howard Alliger......................            786,208 (2)        13.0
Gary Gelman ........................            703,500 (3)        10.5
Michael McManus, Jr.................            358,950 (4)         5.7
Ronald Manna .......................            70,394  (5)         1.2
Arthur Gerstenfeld..................            61,750  (6)         1.0
Richard Zaremba ....................            26,370  (7)          *
Christopher Thomas..................            21,262  (8)          *
All executive officers and
   Directors as a group
   (eight people)..................          2,033,434  (9)        28.5
*Less than 1%

(1) The business address of each of the named individuals in this table is c/o Misonix, Inc., 1938 New Highway, Farmingdale, New York 11735.
(2) Includes 90,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.
(3) Includes 703,500 shares which Mr. Gelman has the right to acquire upon exercise of stock options which are currently exercisable.
(4) Includes 300,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable
(5) Includes 17,500 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.
(6) Includes 33,000 shares which Mr. Gerstenfeld has the right to acquire upon exercise of stock options which are currently exercisable.
(7) Includes 7,500 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.
(8) Includes 19,500 shares which Mr. Thomas has the right to acquire upon exercise of stock options which are currently exercisable.
(9)  Includes (i) the shares indicated in notes (2), (3), (4), (5), (6), (7) and
     (8) and (ii) 5,000 stock options of which anofficer of the Company has a right to acquire upon exercise of stock options which are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

3.   Exhibits

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

          21        Subsidiaries of the Company.

          23 Consent of independent public accountants to inclusion of report in Form S-8 Registration Statement.

          27        Financial Data Schedule

               ------------------

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


b. No reports on Form 8-K were filed by the registrant during the fiscal quarter ended June 30, 2000.
c. Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.
d.   Financial Statement Schedules
     Schedule II - Valuation and Qualifying Accounts and Reserves.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Misonix, Inc.



                                  By:------------------------
                                     Michael McManus, Jr.
                                     President and Chief
                                     Executive Officer

Date:  September 26, 2000



         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                              DATE


----------------------     Chairman of the Board,             September 26, 2000
Gary Gelman                Director




----------------------     President, Chief Executive         September 26, 2000
Michael McManus, Jr.       Officer, and Director
                           (principal executive officer)


----------------------     Vice President, Chief Financial    September 26, 2000
Richard Zaremba            Officer, Treasurer and Secretary
                           (principal financial and accounting
                           officer)


                           Director                           September 26, 2000
----------------------
Howard Alliger


                           Director                           September 26, 2000
----------------------
Arthur Gerstenfeld

EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-73924) pertaining to the 1991 Employee Incentive Stock Option Plan, in the Registration Statement (Form S-8 No. 333-18907) pertaining to the 1996 Employee Incentive Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan, and in the Registration Statement (Form S-8 No. 333-78795) pertaining to the 1998 Employee Incentive Stock Option Plan, of our report dated August 9, 2000, with respect to the consolidated financial statements of Misonix, Inc. included in its Annual Report (Form 10-K) for the year ended June 30, 2000.

                                           /s/ Ernst & Young LLP

Melville, New York
September 26, 2000

                                    ITEM 14A

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         Misonix, Inc. and Subsidiaries

                            Year Ended June 30, 2000
                                                                            PAGE

Report of Independent Auditors................................................28
Consolidated Balance Sheets--June 30, 2000 and 1999...........................29
Consolidated Statements of Income--Years Ended
  June 30, 2000, 1999 and 1998................................................30
Consolidated Statements of Stockholders' Equity--Years Ended
  June 30, 2000, 1999 and 1998................................................31
Consolidated Statements of Cash Flows--Years Ended
  June 30, 2000, 1999 and 1998.............................................32-33
Notes to Consolidated Financial Statements....................................34
The following consolidated financial statement schedule is included in
Item 14(d).
 Schedule II-Valuation and Qualifying Accounts and Reserves...................49

 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Misonix, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Misonix, Inc. and Subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Misonix, Inc. and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/ Ernst & Young LLP

Melville, New York
August 9, 2000

                         Misonix, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                       JUNE 30,
                                                                                       ---------------------------------------
ASSETS                                                                                           2000               1999
                                                                                       ---------------------------------------
Current assets:
    Cash and cash equivalents                                                                  $ 7,069,502        $ 8,361,231
    Investments held to maturity                                                                 3,021,268          3,987,309
    Accounts receivable, less allowance for doubtful accounts of $200,429 and
         $88,757, respectively                                                                   7,277,242          6,073,919
    Inventories                                                                                  4,273,223          2,936,960
    Deferred income taxes                                                                          167,238            131,788
    Prepaid expenses and other current assets                                                      794,473            611,818
                                                                                       ---------------------------------------
Total current assets                                                                            22,602,946         22,103,025

Property, plant and equipment, net                                                               3,111,112          2,964,778
Deferred income taxes                                                                              286,297            181,484
Goodwill, net of accumulated amortization of $211,516 and $89,463, respectively                  2,007,151            502,295
Investment in Focus Surgery, Inc. and Hearing Innovations, Inc. less accumulated amortization of  $233,450 and $25,417 and cumulative equity in losses of
    $531,014 and $68,880, respectively                                                           3,069,536          2,955,703
Other assets                                                                                        86,580             71,805
                                                                                        ---------------------------------------
Total assets                                                                                   $31,163,622        $28,779,090
                                                                                       =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                                $   473,050        $   499,398
  Accounts payable                                                                               2,053,192          2,356,877
  Accrued expenses and other current liabilities                                                 1,323,114          2,089,231
  Income taxes payable                                                                           1,283,554            272,814
  Current maturities of long-term debt and capital lease obligations                               189,632            162,699
                                                                                       ---------------------------------------
Total current liabilities                                                                        5,322,542          5,381,019

Long-term debt and capital lease obligations                                                     1,274,738          1,271,814

Deferred income                                                                                    395,060            445,620
Minority interest                                                                                  289,094            138,252

Commitments and contingencies (NOTES 2, 9 AND 12)
Stockholders' equity:
   Common stock, $.01 par value--shares authorized 10,000,000;
      5,967,817 and 5,927,470 issued                                                                59,678             59,275
   Additional paid-in capital                                                                   21,801,969         21,719,553
   Retained earnings (deficit)                                                                   2,294,570           (226,326)
   Treasury stock, 42,900 shares in 2000                                                          (219,006)                -
   Accumulated other comprehensive loss                                                            (55,023)           (10,117)
                                                                                      ---------------------------------------
Total stockholders' equity                                                                      23,882,188         21,542,385
                                                                                       ---------------------------------------
Total liabilities and stockholders' equity                                                    $ 31,163,622        $28,779,090
                                                                                       =======================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         Misonix, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                            YEAR ENDED JUNE 30
                                                                  2000           1999               1998
                                                                -------------------------------------------

Net sales...................................................    $29,042,872     $24,767,163     $26,764,332

Cost of goods sold .........................................     15,757,929      12,649,496      12,236,393
                                                               ------------     -----------     -----------
Gross profit ...............................................     13,284,943      12,117,667      14,527,939

Operating expenses:
    Selling, general and administrative expenses ...........      8,627,690       7,427,449       7,205,742
    Research and development expenses ......................      1,372,763       1,002,084         859,419
    Bad debt (recovery) expense ............................       (366,612)      2,131,218         201,296
                                                               ------------     ------------    ------------
Total operating expenses ...................................      9,633,841      10,560,751       8,266,457
 Income from operations ....................................      3,651,102       1,556,916       6,261,482

Other income (expense):
   Interest income .........................................        660,002         601,685         519,727
   Interest expense ........................................       (154,341)       (107,793)        (75,870)
   Option/license fees .....................................         24,312         405,510          73,613
   Royalty income ..........................................        636,657         627,063         630,971
   Amortization of investments .............................       (208,033)        (25,417)           --
   Foreign currency exchange (loss) gain ...................        (10,255)          3,382          (1,873)
   Miscellaneous income (loss) .............................          6,033             535          (3,374)
                                                                -----------     ------------    ------------
   Income before equity in loss of Focus Surgery,
    Inc., equity in loss of Hearing Innovations, Inc.,
    Minority interest and income taxes .....................      4,605,477       3,061,881       7,404,676

Equity in loss of Focus Surgery, Inc. ......................       (421,785)        (68,880)           --
Equity in loss of Hearing Innovations, Inc. ................        (40,349)          --               --
Minority interest in net income of consolidated subsidiaries          8,514         (17,130)        (14,159)
                                                                ------------    ------------    ------------
Income before income taxes .................................      4,151,857       2,975,871       7,390,517

Income tax provision .......................................      1,630,961       1,011,113       2,062,136


Net income .................................................      2,520,896     $ 1,964,758     $ 5,328,381
                                                                ===========     ===========    ============
Net income per common share - Basic ........................    $       .42    $        .34    $        .94
                                                                ===========     ===========    ============
Net income per common share - Diluted ......................    $       .39    $        .30    $        .81
                                                                ===========     ===========    ============

Weighted average common shares outstanding .................      5,937,685       5,862,445       5,690,160
                                                                ===========     ===========    ============

Diluted weighted average common shares outstanding .........      6,516,387       6,624,009       6,562,157
                                                                ===========     ===========    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         Misonix, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                 COMMON STOCK      TREASURY STOCK,
                                 $0.1 PAR SHARE    $0.1 PAR SHARE
                                                                                                ACCUMULATED
                                                                      ADDITIONAL   RETAINED         OTHER                TOTAL
                             NUMBER              NUMBER               PAID-IN      EARNINGS     COMPREHENSIVE         STOCKHOLDERS'
                            OF SHARES   AMOUNT   OF SHARES   AMOUNT   CAPITAL      (DEFICIT)    INCOME (LOSS)            EQUITY
                           --------------------------------------------------------------------------------------------------------
Balance, June 30, 1997      5,672,154  $ 56,722      -      $  -     $ 21,370,945  $ (7,519,465)    $ (1,130)       $13,907,072
Net income                      -          -         -         -           -          5,328,381         -             5,328,381
Foreign currency
     Adjustment                 -          -         -         -           -             -             3,473              3,473
                                                                                                                    -----------
Comprehensive income            -          -         -         -           -             -              -             5,331,854
                                                                                                                    -----------
Exercise of employee            2,250        22      -         -           13,479        -              -                13,501
options
Exercise of warrants           93,276       933      -         -             (933)       -              -                     -
                           -----------------------------------------------------------------------------------------------------
Balance, June 30, 1998      5,767,680    57,677      -         -       21,383,491    (2,191,084)       2,343         19,252,427
Net income                      -          -         -         -           -          1,964,758         -             1,964,758
Foreign currency
     Adjustment                 -          -         -         -           -             -           (12,460)           (12,460)
                                                                                                                    -----------
Comprehensive income            -          -         -         -           -             -              -             1,952,298
                                                                                                                    -----------
Exercise of employee          159,750     1,598      -         -          314,527        -              -               316,125
options
Exercise of warrants               40      -         -         -           -             -              -                     -
Non-cash compensation           -          -         -         -           21,535        -              -                21,535
charge
                           -----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999      5,927,470    59,275      -         -       21,719,553      (226,326)     (10,117)        21,542,385
NET INCOME                      -          -         -         -           -          2,520,896         -             2,520,896
FOREIGN CURRENCY
     ADJUSTMENT                 -          -         -         -           -             -           (44,906)           (44,906)
                                                                                                                    -----------
COMPREHENSIVE INCOME            -          -         -         -           -             -              -             2,475,990
                                                                                                                    -----------
EXERCISE OF EMPLOYEE           40,347       403      -         -           71,648        -              -                72,051
OPTIONS
PURCHASE OF TREASURY STOCK      -          -      (42,900)  (219,006)      -             -              -              (219,006)


NON-CASH COMPENSATION           -          -         -         -           10,768        -              -                10,768
CHARGE
                           -----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000
                            5,967,817  $ 59,678  $(42,900)  (219,006) $21,801,969  $ 2,294,570      $(55,023)       $23,882,188
                           ========================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         Misonix, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                      YEAR ENDED JUNE 30
                                                            2000          1999            1998
                                                       -----------------------------------------
OPERATING ACTIVITIES
Net income .........................................   $2,520,896      $1,964,758    $ 5,328,381
Adjustments to reconcile net income to net cash
     Provided by (used in)oerating activities:
     Bad debt (recovery) expense ...................     (366,612)      2,131,218        201,296
     Deferred income tax (benefit) expense .........     (140,263)        215,740       (439,012)
     Depreciation and amortization .................      793,205         409,893        289,130
     Loss on disposal of equipment .................       58,289              --             --
     Non-cash compensation charge ..................       10,768          21,535             --
     Deferred income ...............................      (50,560)       (381,288)        79,857
     Foreign currency loss (gain) ..................       10,255          (3,382)         1,873
     Minority interest in net income of subsidiaries       (8,514)         17,130         14,159
     Equity in loss of Focus Surgery, Inc. .........      421,785          68,880             --
     Equity in loss of Hearing Innovations, Inc. ...       40,349              --
     Change in operating assets and liabilities:
        Accounts receivable ........................     (579,502)        (43,598)    (6,054,994)
        Inventories ................................     (724,510)         74,953       (705,774)
        Prepaid expenses and other current assets ..     (330,587)        533,033        102,881
        Other assets ...............................      (16,065)         12,196          5,286
        Accounts payable and accrued expenses ......   (1,670,172)      1,660,364       (526,472)
        Income taxes payable .......................    1,010,740      (1,305,975)     1,594,041
                                                       -----------------------------------------
Net cash provided by (used in) operating activities       979,502       5,375,457       (109,348)
                                                       -----------------------------------------

INVESTING ACTIVITIES

Acquisition of property, plant and equipment             (317,667)     (1,976,842)      (392,834)
Proceeds from sale of equipment                           110,617              --             --
Purchases of investments held to maturity              (3,004,064)    (15,804,837)    (9,904,461)
Redemption of investments held to maturity              3,970,105      18,225,000      9,864,584
Purchase of Labcaire stock                               (173,777)       (129,172)      (119,187)
Cash paid for investment in Hearing Innovations, Inc.    (784,000)             --             --
Cash paid for investment in Focus Surgery, Inc.                --      (3,050,000)            --
Payments from (loan to) Hearing Innovations, Inc., net    138,133        (250,000)            --
Cash paid for acquisition of Sonora MedicaL Systems Inc.,
     Net of cash acquired                              (1,463,789)             --             --
                                                       -----------------------------------------
     Net cash used in investing activities             (1,524,442)     (2,985,851)      (551,898)
                                                       -----------------------------------------

                         Misonix, Inc. and Subsidiaries

FINANCING ACTIVITIES
(Payments of) proceeds from short-term borrowings, net  (26,348)          (35,488)        33,387
Payment of revolving line of credit                    (222,388)               --             --
Principal payments on capital lease obligations        (243,119)         (148,713)      (200,841)
Proceeds from long-term debt                                 --         1,283,256             --
Payment of long-term debt                               (52,818)          (27,388)            --
Proceeds from exercise of stock options                  72,051           316,125         13,501
Purchase of treasury stock                             (219,006)               --             --
                                                      ---------         ---------       --------
Net cash (used in) provided by financing activities    (691,628)        1,387,792       (153,953)
                                                      ---------         ---------       --------


Effect of exchange rate changes on cash and cash
equivalents                                             (55,161)           (9,078)        (1,720)
                                                      ---------         ---------      ---------
Net (decrease) increase in cash and cash equivalents (1,291,729)        3,768,320       (816,919)
Cash and cash equivalents at beginning of year        8,361,231         4,592,911      5,409,830
                                                      ---------         ---------      ---------
Cash and cash equivalents at end of year             $7,069,502        $8,361,231     $4,592,911
                                                      =========         =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                        $  154,341        $   99,750     $   75,870
                                                      =========         =========      =========
Income taxes paid                                    $  931,437        $1,962,872     $  928,361
                                                      =========         =========      =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Misonix, Inc. ("Misonix" or the "Company") include the accounts of Misonix, its 92% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), its 90% owned subsidiary, Sonora Medical Systems, Inc. ("Sonora"), and its 100% owned subsidiary, Misonix, Ltd. (collectively, the "Company"). Investments in affiliates which are not majority owned are reported using the equity method. All significant intercompany balances and transactions have been eliminated. The Company operates as one segment.

ORGANIZATION AND BUSINESS

Misonix was incorporated under the laws of the State of New York on July 31, 1967 and its principal revenue producing activities, from 1967 to date, have been the manufacture and distribution of proprietary ultrasound equipment for scientific and industrial purposes and environmental control equipment for the abatement of air pollution. Misonix's products are sold worldwide. In October 1996 and March 2000, the Company entered into licensing agreements to further develop two of its medical devices (see Note 16).

Labcaire, which began operations in February 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales to unaffiliated customers, net income and total assets related to Labcaire as of and for the years ended June 30, 2000, 1999 and 1998 were approximately $7,003,000, $381,000 and $5,031,000,
$7,129,000, $386,000 and $5,010,000, $5,957,000, $236,000 and $2,870,000,
respectively.

Acoustic Marketing Research Inc., doing business as Sonora Medical Systems, Inc. ("Sonora"), which was acquired in November 1999 and is located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry.

Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company. It is presently dormant.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVESTMENTS HELD TO MATURITY

The Company's investments, maturing at various dates through August 2001, consist of commercial paper, valued at amortized cost, which approximates market. In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity as the Company has both the intent and ability to hold these securities until maturity. The Company's investment policy gives primary consideration to safety of principal, liquidity and return. At June 30, 2000, 1999 and 1998 unrealized gains on held-to-maturity marketable securities were immaterial.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's operations are located in Farmingdale, New York, North Somerset, England and Longmont, Colorado. The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. Sales of medical devices, which were made primarily to one customer in 2000 and 1999, were approximately $7,849,000 and $8,743,000 and to two customers in 1998, were approximately $11,500,000 ($6,500,000 and $5,000,000). Accounts
receivable from these customers were approximately $2,612,000, $2,400,000 and $4,961,000 ($3,147,000 and $1,814,000) at June 30, 2000, 1999 and 1998,
respectively. At June 30, 2000 and 1999 the Company's accounts receivable with customers outside the United States were approximately $1,919,000 and $2,586,000, respectively, of which $1,427,000 and $1,638,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations except as related to Medical Device Alliance ("MDA") (see Note 14).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments. The carrying value of the Company's debt approximates its fair value due to their variable interest rates.

REVENUE RECOGNITION

Sales are recognized upon shipment of products. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of its intangible and other long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses. Such a review has been performed by management and does not indicate an impairment of such assets.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of 92% of the common stock of Labcaire and 90% of the common stock of Sonora. The goodwill is being amortized by the straight-line method over its estimated useful lives of 25 years for Labcaire and 5 years for Sonora.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

OTHER ASSETS

The cost of acquiring or processing patents, trademarks, and other intellectual properties are capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years.

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

NET INCOME PER SHARE

Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share." The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                      2000         1999      1998
                                                      ----         ----      ----
Weighted average common shares outstanding .......   5,937,685   5,862,445   5,690,160
Dilutive effect of stock options .................     578,702     761,564     871,997
                                                     ---------   ---------   ---------
Diluted weighted average common shares outstanding   6,516,387   6,624,009   6,562,157
                                                     =========   =========   =========

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which the Company adopted during the first quarter of 1999. The statement establishes rules for the reporting of comprehensive income and its components. The components of the Company's comprehensive income are net income and foreign currency translation adjustments. The adoption of FASB Statement No. 130 had no effect on the Company's consolidated results of operations and financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is expected to adopt SAB 101 during the fourth quarter of fiscal 2001. The Company is currently assessing the impact of SAB 101 on its consolidated financial statements and believes that the effect will not be material to the Company's operating results.

DERIVATIVES

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and on June 15, 2000, issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." These statements establish methods of accounting for derivative financial instruments and hedging

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

activities related to those instruments as well as other hedging activities. The Company is required to adopt these statements for the year ending June 30, 2001. The Company is currently assessing the impact of these statements on its consolidated financial statements and believes that the effect will not be material to the Company's operating results.

FOREIGN CURRENCY TRANSLATION

The Company follows the policies prescribed by FASB Statement No. 52, "Foreign Currency Translation," for translation of the financial results of its foreign subsidiaries. Accordingly, assets and liabilities are translated at the foreign currency exchange rate in effect at the balance sheet date. Resulting translation adjustments due to fluctuations in the exchange rates are recorded as other comprehensive income. Results of operations are translated using the weighted average of the prevailing foreign currency rates during the fiscal year. Stockholders' equity accounts are translated at historical exchange rates. Gains and losses on foreign currency transactions are recorded in other income and expense.

RESEARCH AND DEVELOPMENT

All research and development expenses are expensed as incurred and are included in operating expenses.

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

 STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options is generally set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2.  ACQUISITIONS

SONORA MEDICAL SYSTEMS, INC.

         On November 16, 1999, the Company acquired a 51% stake in Sonora, for $1,400,000. Sonora authorized and issued new common stock for the 51% stake. Sonora is utilizing the proceeds of such sale to increase inventory and expand marketing, sales and research and development efforts. An additional 4.7% was acquired from the principals on February 25, 2000, for $208,000, bringing the acquired interest to 55.7%. The principals sold an additional 34.3% to Misonix on June 1, 2000, for approximately $1,237,000, bringing the acquired interest to 90%. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. Sonora also has developed a three dimensional real time plug and play device in conjunction with BioMedcom, LTD. The acquisition of Sonora was accounted for as a purchase. Accordingly, results of operations for Sonora are included in the consolidated statement of income

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,787,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired is being amortized on a straight-line basis over a period of 5 years. The results of operations of Sonora prior to the acquisition are not material to the consolidated statements of income for the years ended June 30, 2000, 1999, and 1998.

HEARING INNOVATIONS, INC.

On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled the notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to purchase additional shares that would bring the Company's interest in Hearing Innovations to over 15% were also a part of this agreement. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of investment ($750,000 plus acquisition costs of $34,000) is being amortized on a straight-line basis over its estimated life of 10 years.

The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. The net carrying value of the investment at June 30, 2000 is $688,118.

During the fourth quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations was required to pay the Company amounts of $24,000 due July 1, 2000, $45,000 due July 15, 2000, $29,000 due July 15,
2000, and $13,000 due July 15, 2000. During the first quarter of fiscal 2001, the Company entered into an additional four loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $39,000, $13,000, $13,000 and $13,000 due September 15, 2000. All notes bore interest at 8% per annum. The notes were secured by a lien on all Hearing Innovations' rights, titles and interests in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002, and warrants to acquire 66,667 shares of common stock at $2.25 per share. The debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the debenture's principal amount. The warrants expire August 27, 2002. Were the Company to convert the debenture and exercise all warrants, including those previously outstanding, the Company would hold a 20% interest in Hearing Innovations.

LABCAIRE SYSTEMS, LTD.

In June 1992, the Company acquired an 81.4% interest in Labcaire Systems, Ltd., a U.K. company, for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being amortized over 25 years.

The balance of the capital stock of Labcaire is owned by four executives of Labcaire who had the right, under the original purchase agreement (the "Labcaire Agreement"), to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings before interest, taxes and management charges for the preceding fiscal year.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

In June 1996, this Labcaire Agreement was amended and each of the four directors agreed to sell one-seventh of his total holding of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. The price to be paid by the Company for these shares is based on the formula outlined in the original Labcaire Agreement. Pursuant to the Labcaire Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company, in October 1996, for approximately $102,000 representing the fiscal 1997 buy-back portion, 9,286 shares (2.65%) of Labcaire common stock were purchased by the Company, in October 1997, for approximately $119,000 representing the fiscal 1998 buy-back portion, 9,286 shares (2.65%) were purchased by the Company, in October 1998, for approximately $129,000 representing the fiscal 1999 buy-back portion, 9,286 shares (2.65%) were purchased by the Company, in October 1999, for approximately $174,000, representing the fiscal 2000 buy-back portion and 9,286 shares (2.65%) will be purchased by the Company, in October 2000, for approximately $120,000. The cost of these purchases of Labcaire common stock has been recorded as goodwill.

FOCUS SURGERY, INC.

On May 3, 1999, the Company invested $3 million to obtain an approximately 20% equity interest in Focus Surgery, Inc. ("Focus"), a privately-held technology company. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound (HIFU) technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for the breast, liver, and kidney for both benign and cancerous tumors. The excess of the cost of the investment ($3,000,000 plus acquisition costs of $50,000) is being amortized on a straight-line basis over its estimated life of 20 years. The Company's portion of the net losses of Focus were recorded since the date of acquisition. The net carrying value of the investment at June 30, 2000 and 1999 is $2,381,418 and $2,955,703, respectively.

3. INVENTORIES

Inventories are summarized as follows:
                                              JUNE 30,
                                        2000             1999
                                        ----             ----
          Raw materials              $2,321,828      $2,111,270
          Work-in-process               362,664         331,744
          Finished goods              1,588,731         493,946
                                     ----------      ----------
                                     $4,273,223      $2,936,960
                                     ==========      ==========

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                    JUNE 30,
                                                              2000                1999
                                                             ----                ----
Buildings                                                 $ 1,789,051           $1,789,051
Machinery and equipment                                     1,567,888            1,994,619
Furniture and fixtures                                        472,932              605,430
Automobiles                                                   417,778              391,330
Leasehold improvements                                         52,588              269,414
                                                          -----------           ----------
                                                            4,300,237            5,049,844
Less: Accumulated depreciation and amortization            (1,189,125)          (2,085,066)
                                                          -----------           ----------
                                                          $ 3,111,112           $2,964,778
                                                          ===========           ==========

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Included in machinery and equipment at June 30, 2000 and 1999, is approximately $325,000 and $297,000 of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $200,000 and $168,000, respectively. Also, included in automobiles is approximately $418,000 and $391,000, respectively, under capital leases with accumulated amortization of approximately $58,000 and $118,000. The Company leased approximately $325,000, $95,000 and $171,000 of automobiles and equipment under capital lease arrangements during the years ended June 30, 2000, 1999 and 1998, respectively.

5. REVOLVING NOTE PAYABLE

Labcaire has an overdraft facility with a United Kingdom bank. As of June 30, 2000, the amount of this facility is $581,000 and bears interest at the bank's base rate (6% at June 30, 2000) plus 2%. This facility is secured by the assets of Labcaire.

The facility is renewable on an annual basis beginning in September 1999. The terms also stipulate that Labcaire's accounts receivable must be at least 175% of the outstanding balance of the facility at all times, and that Labcaire must show an after tax profit of at least $166,000 for the prior four quarters. At June 30, 2000 and 1999, the balance outstanding under this overdraft facility was $473,050 and $499,398, respectively, and Labcaire was in compliance with all covenants.

6. REVOLVING LINE OF CREDIT

On April 24, 1999, Sonora (see Note 2 for Sonora acquisition) entered into a credit facility with Northwest Bank Colorado, National Association that provided Sonora with a $250,000 revolving line of credit for working capital requirements. The terms provide for the repayment of the debt in full on its maturity date. Sonora elected to pay down the revolving line of credit on March 10, 2000. The term of this agreement was for approximately one year. The revolving line of credit matured and was cancelled on May 15, 2000.

7.  DEBT

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house its operations. The transaction approximated $2,100,000 and was partially financed with a mortgage loan of $1,283,256 from the same bank that provides the overdraft facility. Borrowings under the facility bear interest at the bank's base rate (6% at June 30, 2000) plus 2% and are collateralized by a security interest in all of the assets of Labcaire. The loan is payable in monthly installments of $12,876 per month, including interest, over a term of fifteen years which began in February 1999. There is a 1% prepayment penalty for early retirement of the loan. As of June 30, 2000 and 1999, $1,203,050 and $1,255,867 was outstanding on this loan, respectively.

At June 30, 2000, future principal maturities of long-term debt are as follows:

                      2001                  $    45,519
                      2002                       57,452
                      2003                       61,926
                      2004                       66,735
                      2005                       71,925
                  Thereafter                    899,493
                                            -----------
                                            $ 1,203,050
                                            ===========

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accrued expenses and other current liabilities:



                                                        JUNE 30
                                               2000              1999
                                               ----              ----
        Accrued payroll and vacation        $111,764            $169,367
        Accrued sales tax                     29,638             113,696
        Accrued commissions and bonuses      413,292             419,833
        Customer deposits                    278,635             942,119
        Accrued professional fees            117,640             169,963
        Warranty                             309,766              88,670
        Other                                 62,379             185,583
                                           ---------           ---------
                                          $1,323,114          $2,089,231
                                           =========           =========



9.  LEASES

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2005. The principal lease for office space provides for a monthly rental amount of approximately $31,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2003.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2000:

                                                   Capital           Operating
                                                    Leases            Leases
                                                  ---------         ---------
2001                                             $ 159,992         $  544,390
2002                                               110,450            597,704
2003                                                21,523            602,157
2004                                                     -            592,123
2005                                                     -            593,664
                                                 ---------         ----------
Total minimum lease payments                       291,965         $2,930,038
                                                                   ==========
Amounts representing interest                      (30,645)
                                                 ---------

Present value of net minimum lease payments
(including current portion of $144,113.)         $ 261,320
                                                 =========


Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $417,000, $317,000 and $321,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

10.  STOCKHOLDERS' EQUITY

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

11.  STOCK BASED COMPENSATION PLANS

In September 1991, the Board of Directors adopted and, in October 1991 the shareholders approved, the 1991 Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting of, at the discretion of the Board of Directors, options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") to certain employees and options not intended to so qualify ("Nonqualified Stock Options") to employees, consultants and directors. The total number of shares of Common Stock for which options may be granted under the Option Plan is 375,000 shares.

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

On October 7, 1998, the Board of Directors adopted, and on January 13, 1999 the shareholders approved, the 1998 Employee Stock Option Plan covering an aggregate of 500,000 common shares of the Company. The Board granted 250,000 options to the Chief Executive Officer, 85,000 under this Plan and 165,000 under the 1996 Employee Incentive Stock Option Plan.

The exercise price of all stock options granted under the Plans must be at least equal to the fair market value of such shares on the date of grant. With respect to any participant who owns stock aggregating more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option must be not less than 110% of the fair market value on the date of grant. The maximum term of each option is ten years. Options shall become exercisable at such time and in such installments as the Board shall provide in the terms of each individual option.

The Company has elected to follow APB 25 in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing such stock options.

Pro forma information regarding net income per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.70 % to 6.52%; no dividend yields; volatility factor of the expected market price of the

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Company's common stock of 87%, 88% and 100%; and a weighted-average expected life of the options of five years for the years ended June 30, 2000, 1999 and 1998, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The Company's pro forma information is as follows:

                                          2000           1999             1998
Net Income:         As Reported        $2,520,896     $1,964,758      $ 5,328,381
                    Pro Forma           1,908,019      1,313,964        4,040,160
Basic EPS:          As                        .42            .34              .94
                    Reported
                    Pro Forma                 .32            .22              .71
Diluted EPS:        As Reported               .39            .30              .81
                    Pro Forma                 .26            .18              .56

As required by Statement 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1996. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

The following table summarizes information about stock options and warrants outstanding at June 30, 2000, 1999 and 1998:


                               OPTIONS                                 WARRANTS
                     --------------------------------------------------------------------------------
                                          WEIGHTED AVG                           WEIGHTED AVG.
                     SHARES              EXERCISE PRICE        SHARES           EXERCISE PRICE
                     --------------------------------------------------------------------------------
June 30, 1997        1,098,750            $ 1.41               240,000            $4.00
Granted                125,000             14.80                     -                -
Exercised               (2,250)             6.00               (93,276)            4.00
Canceled               (37,500)             4.33              (146,684)            4.00
                     ----------           ------              ---------           -----
June 30, 1998        1,184,000              2.72                    40             4.00

Granted                469,650              4.20                     -                -
Exercised             (159,750)             1.98                   (40)            4.00
Canceled               (81,850)            14.06                     -                -
                     ----------           ------              ---------           -----
June 30, 1999        1,412,050              2.70                                      -
                     ----------           ------              ---------           -----

Granted                 48,695              6.91                     -                -
Exercised              (40,347)             1.79                     -                -
Canceled               (66,378)             8.10                     -                -

June 30, 2000        1,354,020            $ 2.62                                  $   -
                     =========            ======             ==========           =====



                                                      2000        1999            1998
                                                      ----        ----            ----

Weighted average fair value of options granted      $ 4.97       $ 3.02         $ 11.47

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at June 30, 2000:

                                                              Weighted Average
                           Options           Options             Remaining
   Exercise Price        Outstanding        Exercisable      Contractual Life (Yrs)
-------------------    -------------- --------------------- ------------------------
$    .73                    778,500          778,500                7
$   2.17 -  5.31            444,250          398,000                8
$   5.50 -  7.57            106,270          102,010                5
$ 12.33    18.50             25,000           25,000                7
                          ---------        ---------
                          1,354,020        1,303,510
                          =========        =========


As of June 30, 2000 and 1999, 1,354,020 and 1,412,050 shares of common stock are reserved for issuance under outstanding options and 680,633 and 662,950 shares of common stock are reserved for the granting of additional options, respectively. All outstanding options expire between February 2002 and August 2009 and vest immediately or over periods of one or two years.

12.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company, Medical Device Alliance, Inc. ("MDA") and MDA's wholly-owned subsidiary, LySonix, Inc. ("LySonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. Based upon the current status of the matters, management believes the outcome of this appeal will not have a material adverse effect on the Company's consolidated financial position and results of operations.

13. GEOGRAPHIC INFORMATION

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                                          Year ended June 30,
                                    2000           1999             1998
                             ---------------------------------------------

United States                 $18,323,363      $16,451,095     $19,465,196
Canada and Mexico               2,772,413          428,777         265,474
Europe                          6,729,398        6,927,140       5,883,431
Asia                              652,841          633,422         785,520
Middle East                       333,904          167,042         179,911
Other                             230,953          159,687         184,800
                              -----------      -----------     -----------
                              $29,042,872      $24,767,163     $26,764,332
                              ===========      ===========     ===========

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



14. BAD DEBT EXPENSE

During fiscal 1999, the Company incurred bad debt expense of $2,069,903 against accounts receivable due and owing by MDA and LySonix, as licensees for the Misonix ultrasonic soft tissue aspirator relating to unpaid shipments and royalties. The write-off relates to product shipments and royalties, in the amounts of $1,592,235 and $477,668, respectively. A notice of default on the license agreement with these parties was transmitted by the Company pursuant to which the license agreement was terminated on January 11, 1999.

On March 30, 2000, the Company and MDA's subsidiary, LySonix, signed a new ten-year Exclusive License Agreement ("MDA Agreement") for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement calls for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. The Company was paid in full for the amounts due and owing by the return of inventory by MDA and LySonix, which is in accordance with the MDA Agreement. The Company recorded the receipt of inventory at the lower of its original cost or market, thereby a recovery of bad debt expense of approximately $462,000 was recorded during the third quarter of fiscal 2000 (See
Note 16).

15. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilitlies at June 30 are as follows:

                                                      2000          1999
                                                 -------------- --------------
           Deferred tax assets:
             Bad debt reserves                       $  46,757      $  32,840
             Inventory valuation                        89,016         98,948
             License fee income                        146,172        155,168
             Investments                               157,126              -
             Non-cash compensation charge            1,681,502      1,681,502
             Other                                      31,465         32,216
                                                 -------------- --------------
           Total deferred tax assets                 2,152,038      2,000,674
           Valuation allowance                      (1,681,502)    (1,681,502)
           Deferred tax liabilities:
             Depreciation                              (17,001)        (5,900)
                                                 -------------- --------------

           Net deferred tax asset                     $453,535      $ 313,272
                                                 ============== ==============

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements




Significant components of the income tax expense (benefit) attributable to operations for the years ended June 30 are as follows:

                              2000           1999               1998
                         --------------- ----------------- -----------------

Current:
  Federal                  $ 1,527,297         $ 616,540        $2,079,837
  State                        218,911            88,928           353,042
  Foreign                       25,016            89,905            68,269
                           -----------        ----------        ----------
Total current                1,771,224           795,373         2,501,148

Deferred:
  Federal                     (128,890)          166,120          (339,237)
  State                        (11,373)           49,620           (99,775)
                           -----------        ----------        ----------
Total deferred                (140,263)          215,740          (439,012)
                           -----------        ----------        ----------
                           $ 1,630,961        $1,011,113        $2,062,136
                           ===========        ==========        ==========



The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense for the periods ended June 30 is as follows:


                                       2000                1999                1998
                                  --------------     ---------------     --------------
Tax at statutory rates               $1,411,631         $1,011,796          $2,512,776
State income taxes, net
   of federal benefit                   144,481             91,442             167,182
Foreign tax rate differential           (54,534)           (55,000)            (36,500)
Valuation allowance                           -                  -            (943,900)
Goodwill                                 41,480              9,623               7,609
Travel and entertainment                  4,787              8,339              37,100
Other                                    83,116            (55,087)            317,869
                                     ----------         ----------          ----------
                                     $1,630,961         $1,011,113          $2,062,136
                                     ==========         ==========          ==========


16. LICENSING AGREEMENTS FOR MEDICAL TECHNOLOGY

On March 30, 2000, the Company and MDA and LySonix signed a the MDA Agreement for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement calls for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. In January 1999, the Company had terminated its previous license agreement with MDA and LySonix for non-payment for product shipments and royalties owed. Therefore, the remaining portion of the deferred licensing fee of approximately $357,000 was recognized as income during the fourth quarter of 1999.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


In October 1996, the Company entered into a License Agreement (the USS License") with United States Surgical Corporation ("USS"), for a twenty-year period, covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Also as part of the USS License, the Company was reimbursed for certain product development expenditures (as defined in the USS License) the amount of which was $53,563, $61,800 and $278,231 in the years ended June 30, 2000, 1999 and 1998, respectively.


17.  EMPLOYEE PROFIT SHARING PLAN

The Company sponsors a retirement plan pursuant to Section 401(k) of the Code for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code. The Plan provides for a matching contribution by the Company which amounted to $30,515, $27,300 and $15,855 for the years ended June 30, 2000, 1999 and 1998, respectively.

Schedule II
 ..............

                                  Misonix, Inc.

                 Valuation and Qualifying Accounts and Reserves

                    Years ended June 30, 2000, 1999 and 1998

        Column A              Column B            Column C             Column D            Column E
                             Balance at      Additions Charged         Additions          Balance at
                             Beginning          to cost and          (deductions)-          end of
      Description            of period            expenses             describe             period
------------------------- ----------------- --------------------- -------------------- ------------------

     Allowance for
   doubtful accounts:
  Year ended June 30:

          2000          $  88,757       $  (366,612)     $    478,284         $ 200,429

          1999          $ 240,911       $ 2,131,218      $ (2,283,372)(1)     $  88,757

          1998          $  65,876       $   201,296      $    (26,261)(1)     $ 240,911


(1)      Uncollectible accounts written off, net of recoveries.