Form 10-Q
period 2000-09-30
MISONIX INC
filed 2000-11-13
CIK 880432

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              From the transition period from _______ to ________.

                         Commission file number: 1-10986

                                  MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                             11-2148932
---------------------------------                          --------------------
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                              Identification No.)


  1938 NEW HIGHWAY, FARMINGDALE, N.Y.                              11375
---------------------------------------                          ---------
(Address of principal executive offices)                         (Zip Code)

                                 (631) 694-9555
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X             No
            ----              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


                                                    OUTSTANDING AT
             CLASS OF COMMON STOCK                  NOVEMBER 1, 2000
             ---------------------                  ----------------
                $.01 par value                         5,926,417

                                  MISONIX, INC.

Index
Part I -  FINANCIAL INFORMATION                                                 Page

Item 1.      Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         September 30, 2000 (Unaudited) and June 30, 2000                       3

         Consolidated Statements of Operations
         Three Months Ended September 30, 2000
         and 1999 (Unaudited)                                                   4

         Consolidated Statements  of Cash Flows
         Three months ended September 30, 2000
         and 1999 (Unaudited)                                                   5

         Notes to Consolidated Financial Statements                             6-8

Item 2.  Management's Discussion and Analysis of Financial Condition            9-10
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             11

Part II - OTHER INFORMATION                                                     12

Item 6.  Exhibits and Reports on Form 8-K                                       12

Signatures                                                                      13


Part 1 - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30,
                                                                     2000         June 30,
                                                                 (UNAUDITED)        2000
ASSETS                                                            ----------      ----------
Current assets:
    Cash and cash equivalents                                  $  6,741,142    $  7,069,502
    Investments held to maturity                                  3,005,742       3,021,268
    Accounts receivable, net of allowance for
      doubtful accounts of $210,211 and $200,429,
      respectively                                                6,883,751       7,277,242

    Inventories                                                   6,038,547       4,273,223
    Deferred income taxes                                           289,694         167,238
    Prepaid expenses and other current assets                       707,020         794,473
                                                                 ----------      ----------
Total current assets                                             23,665,896      22,602,946

Property, plant and equipment, net                                2,923,843       3,111,112
Deferred income taxes                                             2,067,504         286,297
  Goodwill, less accumulated amortization
   of $291,828 and $211,516, respectively                         1,926,839       2,007,151
Investment in Focus Surgery, Inc. and
   Hearing Innovations, Inc. less accumulated
   amortization of $291,176 and $233,450 and
   cumulative equity in losses of $630,364 and
   $531,014, respectively                                         2,912,460       3,069,536
Note receivable - Hearing Innovations, Inc.                         300,875           --
Other assets                                                        115,895          86,580
                                                                  ---------       ---------
Total assets                                                   $ 33,913,312    $ 31,163,622
                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                               $    582,759    $    473,050
   Accounts payable                                               2,643,009       2,053,192
   Accrued expenses and other current liabilities                 1,767,655       1,323,114
   Income taxes payable                                             714,190       1,283,554
   Current maturities of long-term debt
     and capital lease obligations                                  218,753         189,632
                                                                  ---------       ---------
Total current liabilities                                         5,926,366       5,322,542

Long-term debt and capital lease obligations                      1,161,446       1,274,738

Deferred income                                                     506,228         395,060
Minority interest                                                   293,417         289,094

Stockholders' equity:
   Common stock, $.01 par value-shares authorized
   10,000,000; 5,969,317 and 5,967,817 issued,
    respectively                                                     59,693          59,678
   Additional paid-in capital                                    21,808,797      21,801,969
   Retained earnings                                              4,628,730       2,294,570
   Treasury stock, 42,900 shares                                   (219,006)       (219,006)
   Accumulated other comprehensive loss                            (252,359)        (55,023)
                                                                 ----------      ----------
Total stockholders' equity                                       26,025,855      23,882,188
                                                                 ----------      ----------
Total liabilities and stockholders' equity                     $ 33,913,312    $ 31,163,622
                                                               ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MISONIX, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                              -------------------------------
                                                                   2000               1999
                                                                   ----               ----
Net sales                                                      $ 6,791,318    $ 6,482,971

Cost of goods sold                                               3,209,920      3,665,684
                                                                 ---------      ---------
Gross profit                                                     3,581,398      2,817,287

Operating expenses:
  Selling expenses                                                 821,462        554,410
  General and administrative expenses                            1,539,825      1,152,046
  Research and development  expenses                               346,858        262,644
                                                                 ---------      ---------
Total operating expenses                                         2,708,145      1,969,100
                                                                 ---------      ---------
Income  from operations                                            873,253        848,187

Other income  (expense):
  Interest income                                                  172,260        154,295
  Interest  expense                                                (34,873)       (43,539)
  Option/license fees                                                6,078          6,078
  Royalty income                                                   169,698        100,312
  Amortization  of investment                                      (57,725)       (38,125)
  Foreign exchange gain                                              4,896          4,796
  Miscellaneous income                                                  -           4,625
                                                                  ---------     ---------
Income before equity in loss of Focus Surgery,
  Inc., equity in loss of Hearing Innovations, Inc.,
  minority interest and income taxes                             1,133,587      1,036,629
 Equity in loss of Focus Surgery, Inc.                             (83,349)       (83,180)
 Equity in loss of Hearing Innovations, Inc.                       (16,001)           --
 Minority interest in net income of consolidated subsidiaries       (4,323)        (2,977)
                                                                 ---------      ---------
  Income before income taxes                                     1,029,914        950,472

  Income tax benefit (provision)                                 1,304,246       (345,144)
                                                                 ---------      ---------
  Net income                                                   $ 2,334,160    $   605,328
                                                                 =========      =========
Net income per  share -  Basic                                 $       .39            .10
                                                                 =========      =========
Net income per share - Diluted                                 $       .36            .09
                                                                 =========      =========
Weighted average common shares outstanding - Basic               5,925,045      5,957,470
                                                                 =========      =========
Weighted average common shares outstanding - Diluted             6,558,451      6,734,140
                                                                 =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  MISONIX, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        ------------------------------------
                                                                               2000            1999
                                                                               ----            ----
OPERATING ACTIVITIES:
Net income                                                                  $ 2,334,160    $   605,328
  Adjustments to reconcile net income to net cash
    provided by operating
    activities:
    Bad debt expense                                                             19,333         20,295
    Deferred income tax (benefit) expense                                    (1,903,663)         5,562
    Depreciation and amortization                                               260,518        143,476
    Loss on disposal of equipment                                                   -           71,185
    Non-cash compensation charge                                                    -            8,076
    Deferred income                                                             111,168         (6,078)
    Foreign currency gain                                                        (4,896)        (4,796)
    Minority interest in net income of subsidiaries                               4,323          2,977
    Equity in loss of Focus Surgery, Inc.                                        83,349         83,180
    Equity in loss of Hearing Innovations, Inc.                                  16,001             -
    Change in operating assets and liabilities:
    Accounts receivable                                                         336,425      1,029,786
    Inventories                                                              (1,791,716)      (258,149)
    Prepaid expenses and other current assets                                   (39,185)       (31,803)
    Other assets                                                                (30,143)        (3,515)
    Accounts payable and accrued expenses                                     1,066,492     (2,045,069)
    Income taxes payable                                                       (594,129)       475,141
                                                                              ---------      ----------
  Net cash (used in) provided by operating activities                          (131,963)        95,596
                                                                              ---------      ----------
INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                                 (103,079)       (64,846)
  Redemption of investments held to maturity                                     15,526        947,909
  Loans to Hearing Innovations, Inc., net                                      (189,008)      (151,885)
                                                                              ---------      ----------
  Net cash (used in) provided by investing activities                          (276,561)       731,178
                                                                              ---------      ----------
FINANCING ACTIVITIES
  Proceeds from short-term borrowings, net                                      118,920         21,328
  Principal payments on capital lease obligations                               (36,668)       (58,074)
  Proceeds from exercise of stock options                                         6,843         28,800
  Payment of long-term debt                                                     (10,556)       (12,076)
                                                                              ---------      ----------
  Net cash provided by (used in) financing activities                            78,539        (20,022)
                                                                              ---------      ----------
  Effect of exchange rates on cash and cash equivalents                           1,625         (4,298)
                                                                              ---------      ---------
  Net (decrease) increase in cash and cash equivalents                         (328,360)       802,454
  Cash and cash equivalents at beginning of period                            7,069,502      8,361,231
                                                                            -----------    -----------
  Cash and cash equivalents at end of period                                $ 6,741,142    $ 9,163,685
                                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                             $    34,873    $    43,539
                                                                            ===========    ===========
  Income taxes paid                                                         $ 1,149,085    $         -
                                                                            ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION WITH RESPECT TO INTERIM PERIODS IS UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

   The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

2. ACQUISITIONS

   During the fourth quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") was required to pay the Company amounts of $24,000 due July 1, 2000, $45,000 due July 15, 2000, $29,000 due July 15, 2000 and $13,000 due July 15, 2000.
   During the first quarter of fiscal 2001, the Company entered into an additional four loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $39,000, $13,000, $13,000 and $13,000 due September 15, 2000. All notes bore interest at 8% per annum. The notes were secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002, (the "Debenture") and warrants to acquire 66,667 shares of common stock at $2.25 per share. The Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Debenture's principal amount. The warrants expire August 27, 2002. If the Company were to convert the Debenture and exercise all warrants, including those previously outstanding, the Company would hold a 20% interest in Hearing Innovations. The principal and accrued interest of the Debenture is $300,875 at September 30, 2000.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (INFORMATION WITH RESPECT TO INTERIM PERIODS IS UNAUDITED) (CONTINUED)


3. INVENTORIES

   Inventories are summarized as follows:


                     SEPTEMBER 30, 2000             JUNE 30, 2000
                     ------------------             -------------
   Raw materials            $3,130,912                 $2,321,828
   Work-in-process             616,363                    362,664
   Finished goods            2,291,272                  1,588,731
                            ----------                 ----------
                            $6,038,547                 $4,273,223
                            ==========                 ==========

4. INCOME TAXES

   The Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. Management believes that it is more likely than not that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and therefore, the Company reduced the valuation allowance to zero at September 30, 2000.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   The following summarizes accrued expenses and other current liabilities:


                                      SEPTEMBER 30, 2000            JUNE 30, 2000
                                      ------------------            -------------
Accrued payroll and vacation                  $  116,817               $  111,764
Accrued sales tax                                 14,467                   29,638
Accrued commissions and bonuses                  336,193                  413,292
Customer deposits                                646,131                  278,635
Professional fees                                222,892                  117,640
Warranty                                         318,035                  309,766
  Other                                          113,120                   62,379
                                              ----------               ----------
                                              $1,767,655               $1,323,114
                                              ==========               ==========

                                 MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (INFORMATION WITH RESPECT TO INTERIM PERIODS IS UNAUDITED) (CONTINUED)


6.  SUBSEQUENT EVENT

    ACQUISITIONS

         LABCAIRE SYSTEMS LTD.
         In October 2000, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Form 10-K at June 30, 2000), the Company paid approximately $118,000 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire. This represents the fiscal 2001 buy-back portion, as defined in the Labcaire Agreement.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

NET SALES: Net sales of the company's medical, scientific and industrial products, increased $308,347 (4.8%) from $6,482,971 for the three months ended September 30, 1999 to $6,791,318 for the three months ended September 30, 2000. This increase is due to the inclusion of the revenues of Sonora and an increase in ultrasonic industrial sales and wet scrubber (Mystaire) sales offset by lower medical instrument and fume enclosure sales. Lower medical sales were a result of reduced shipments of certain medical devices in order to allow for engineering design and manufacturing process changes and the introduction of the LySonix 3000. The Company's backlog of unfilled orders increased from $6,151,533 at September 30, 1999 to $10,216,846 at September 30, 2000. This increase is primarily due to an increase in medical orders.

GROSS PROFIT: Gross profit increased to 52.7% of sales in the three months ended September 30, 2000 from 43.5% of sales in the three months ended September 30, 1999 due to a favorable mix of high and low margin product deliveries.

SELLING EXPENSE: Selling expense increased 48.2% from $554,410 (8.6% of sales) in the three months ended September 30, 1999 to $821,462 (12.1% of sales) in the three months ended September 30, 2000, due to the inclusion of Sonora and increased sales and marketing efforts in all products.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased 33.7% from $1,152,046 in the three months ended September 30, 1999 to $1,539,825 in the three months ended September 30, 2000 due to the inclusion of the consolidated results of Sonora, increased expenditures for investor relations activities and amortization of Sonora and Labcaire goodwill.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased from $262,644 in the three months ended September 30, 1999 to $346,858 in the three months ended September 30, 2000. The increase is predominantly due to the inclusion of Sonora and increased development costs associated with an increase of medical and industrial products.

INCOME TAXES: For the three months ended September 30, 2000 there was a tax provision of $377,256 offset by a reduction in the deferred tax valuation allowance of $1,681,502 resulting in a benefit of $1,304,246 as compared to a tax provision of $345,144 at September 30, 1999.

The Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. Management believes that it is more likely than not that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and therefore, the Company reduced the valuation allowance to zero at September 30, 2000.

OTHER INCOME (EXPENSE): Other income during the three months ended September 30, 2000 was $260,334. During the three months ended September 30, 1999, other income was $188,442. This increase was principally due to increased royalty income received from the Company's licensees on the sales of medical devices and an increase in interest income on investments offset by amortization of the investment in capital stock of Focus Surgery, Inc. and Hearing Innovations, Inc.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES:

Working capital at September 30, 2000 and June 30, 2000 was $17,739,530 and $17,280,404, respectively. The increase is due to the buildup of inventory offset by lower accounts receivable collections.

During the fourth quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations was required to pay the Company amounts of $24,000 due July 1, 2000, $45,000 due July 15, 2000, $29,000 due July 15,
2000 and $13,000 due July 15, 2000. During the first quarter of fiscal 2001, the Company entered into an additional four loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $39,000, $13,000, $13,000 and $13,000 due September 15, 2000. All notes bore interest at 8% per annum. The notes were secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002 (the "Debenture"), and warrants to acquire 66,667 shares of common stock at $2.25 per share. The Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Debenture's principal amount. The warrants expire August 27, 2002. If the Company were to convert the Debenture and exercise all warrants, including those previously outstanding, the Company would hold a 20% interest in Hearing Innovations.

In October 2000, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Form 10-K at June 30,
2000), the Company paid approximately $118,000 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire. This represents the fiscal 2001 buy-back portion, as defined in the Labcaire Agreement.

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

                                  MISONIX, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency Risk:

          Approximately 23% of the Company's revenues in fiscal 2001 were received in English Pounds Sterling currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are converted into U.S. Dollars using rates of 1.48 and 1.59 for the three months ended September 30, 2000 and 1999, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

          Euro Conversion: The January 1, 1999 adoption of the Euro created a single-currency market in much of Europe. For a transition period from January 1, 1999 through January 1, 2002, the existing local currencies are anticipated to remain legal tender as denominations of the Euro. The Company does not anticipate that its operations will be materially adversely effected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and operations and implemented modifications to its systems to enable the Company to handle Euro invoicing for the transactions which commenced in 1999. The Company anticipates that the cost of such modifications should not have a material effect on its consolidated results of operations or liquidity.

                                  MISONIX, INC.

PART II -    OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

           (a)Exhibits:
              Exhibit 11 - Computation of Net Earnings Per Share
              Exhibit 27 - Financial Data Schedule

           (b)There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000


                                      MISONIX, INC.
                                      --------------------------------------
                                     (Registrant)

                                     By:
                                        ------------------------------------
                                          Michael A. McManus, Jr.
                                          President, Chief Executive Officer


                                     By:
                                        ------------------------------------
                                          Richard Zaremba
                                          Vice President,
                                          Chief Financial Officer,
                                          Treasurer and Secretary