Form 10-Q
period 2000-12-31
MISONIX INC
filed 2001-02-20
CIK 880432

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2000

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

                   Commission file number:           1-10986

                                  MISONIX, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                       11-2148932
     -------------------------------                     -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)


1938 New Highway, Farmingdale, N.Y.                            11375
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

                                 (631) 694-9555
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X             No
            ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
                                                     Outstanding at
             Class of Common Stock                  February 1, 2001
             ---------------------                  ----------------
                $.01 par value                          6,079,015

                                  MISONIX, INC.

Index

Part I - FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 2000 (Unaudited) and June 30, 2000                   3

         Consolidated Statements of Operations
         Six Months Ended December 31, 2000
         and 1999 (Unaudited)                                              4

         Consolidated Statements of Operations
         Three Months Ended December 31, 2000
         and 1999 (Unaudited)                                              5

         Consolidated Statements of Cash Flows
         Six months ended December 31, 2000
         and 1999 (Unaudited)                                              6-7

         Notes to Consolidated Financial Statements                        8-10


Item 2.  Management's Discussion and Analysis of Financial Condition       11-14
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15


Part II - OTHER INFORMATION                                                16

Item 1.  Legal  Proceedings                                                16

Item 6.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 17

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.


                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,     June 30,
                                                       2000            2000
                                                    (UNAUDITED)
                                                    -------------  -------------

Assets
Current assets:
    Cash and cash equivalents                       $  3,723,981   $  7,069,502
    Investments held to maturity                       4,106,544      3,021,268
    Accounts receivable, net of allowance for
      doubtful accounts of $178,023 and $200,429,
      respectively                                     7,386,455      7,277,242
    Inventories                                        6,958,651      4,273,223
    Deferred income taxes                                268,161        167,238
    Prepaid expenses and other current assets            675,343        794,473
                                                    ------------   ------------
Total current assets                                  23,119,135     22,602,946
Property, plant and equipment, net                     2,997,263      3,111,112
Deferred income taxes                                  1,787,384        286,297
Goodwill, less accumulated amortization
   of $380,101 and $211,516, respectively              2,243,109      2,007,151
Investment in Focus Surgery, Inc. and
   Hearing Innovations, Inc. less accumulated
   amortization of $348,901 and $233,450 and
   cumulative equity in losses of $723,787 and
   $531,014, respectively                              2,783,403      3,069,536
Convertible Debentures - Hearing Innovations, Inc.       306,125              -
Convertible Debentures - Focus Surgery, Inc.             301,341              -
Other assets                                             158,280         86,580
                                                    ------------   ------------
Total assets                                        $ 33,696,040   $ 31,163,622
                                                    ============   ============
Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                    $    631,708   $    473,050
   Accounts payable                                    2,348,594      2,053,192
   Accrued expenses and other current                    837,301      1,323,114
     liabilities
   Income taxes payable                                  797,529      1,283,554
   Current maturities of long-term debt
     and capital lease obligations                       235,615        189,632
                                                    ------------   ------------
Total current liabilities                              4,850,747      5,322,542
Long-term debt and capital lease obligations           1,162,597      1,274,738
Deferred income                                          501,414        395,060
Minority interest                                        262,851        289,094
Stockholders' equity:
   Common stock, $.01 par value-shares authorized
   10,000,000; 6,121,817 and 5,967,817 issued,
    respectively                                          61,218         59,678
   Additional paid-in capital                         21,924,449     21,801,969
   Retained earnings                                   5,390,573      2,294,570
   Treasury stock, 42,900 shares                        (219,006)      (219,006)
   Accumulated other comprehensive loss                 (238,803)       (55,023)
                                                    ------------   ------------
Total stockholders' equity                            26,918,431     23,882,188
                                                    ------------   ------------
Total liabilities and stockholders' equity          $ 33,696,040   $ 31,163,622
                                                    ============   ============


See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       For the six months ended
                                                             December 31,
                                                      --------------------------
                                                          2000         1999
                                                          ----         ----

Net sales                                             $ 14,407,849  $13,767,105

Cost of goods sold                                       6,856,453    7,448,995
                                                      ------------  -----------
Gross profit                                             7,551,396    6,318,110

Operating expenses:
   Selling expenses                                      1,782,307    1,399,691
   General and administrative expenses                   3,044,558    2,402,743
   Research and development expenses                       823,517      592,504
                                                      ------------  -----------
Total operating expenses                                 5,650,382    4,394,938
                                                      ------------  -----------
Income from operations                                   1,901,014    1,923,172

Other income  (expense):
Interest income                                            329,784      328,538
Interest expense                                           (74,854)     (77,713)
License fees                                                12,156       12,156
Royalty income                                             407,680      310,297
Amortization of investments                               (115,450)     (92,583)
Foreign exchange gain (loss)                                 3,312       (1,678)
Miscellaneous income                                           720        6,033
                                                      ------------  -----------
Income before equity in loss of Focus Surgery,
  Inc., equity in loss of Hearing Innovations, Inc.,
  minority interest and income taxes                     2,464,362    2,408,222

Equity in loss of Focus Surgery, Inc.                     (171,187)    (201,928)
Equity in loss of Hearing Innovations, Inc.                (21,586)     (16,774)
Minority interest in net loss (income)
   of consolidated subsidiaries                             26,243      (41,266)
                                                      ------------  -----------
Income before income taxes                               2,297,832    2,148,254


Income tax benefit (provision)                             798,172     (832,352)
                                                      ------------  -----------
Net income                                            $  3,096,004  $ 1,315,902
                                                      ============  ===========


Net income per share - Basic                          $        .52  $       .22
                                                      ============  ===========
Net income per share - Diluted                        $        .47  $       .20
                                                      ============  ===========
Weighted average common shares outstanding - Basic       5,947,129    5,954,671
                                                      ============  ===========
Weighted average common shares outstanding - Diluted     6,518,734    6,461,533
                                                      ============  ===========

See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For the three months ended
                                                               December 31,
                                                      --------------------------
                                                          2000            1999
                                                          ----            ----

Net sales                                             $  7,616,531  $ 7,284,134

Cost of goods sold                                       3,646,533    3,783,311
                                                      ------------  -----------
Gross profit                                             3,969,998    3,500,823

Operating expenses:
   Selling expenses                                        960,845      845,281
   General and administrative expenses                   1,504,733    1,250,697
   Research and development expenses                       476,659      329,860
                                                      ------------  -----------
Total operating expenses                                 2,942,237    2,425,838
                                                      ------------  -----------
Income from operations                                   1,027,761    1,074,985

Other income  (expense):
Interest income                                            157,524      174,243
Interest expense                                           (39,981)     (34,174)
License fees                                                 6,078        6,078
Royalty income                                             237,982      209,985
Amortization of investments                                (57,725)     (54,458)
Foreign exchange loss                                       (1,584)      (6,474)
Miscellaneous income                                           720        1,408
                                                      ------------  -----------
Income before equity in loss of Focus Surgery,
  Inc., equity in loss of Hearing Innovations,
  Inc., minority interest and income taxes               1,330,775    1,371,593

Equity in loss of Focus Surgery, Inc.                      (87,837)    (118,748)
Equity in loss of Hearing Innovations, Inc.                 (5,586)     (16,774)
Minority interest in net loss (income)
   of consolidated subsidiaries                             30,566      (38,289)
                                                      ------------  -----------
Income before income taxes                               1,267,918    1,197,782


Income tax provision                                      (506,074)    (487,208)
                                                      ------------  -----------

Net income                                            $    761,844  $   710,574
                                                      ============  ===========

Net income per share - Basic                          $        .13  $       .12
                                                      ============  ===========

Net income per share - Diluted                        $        .12  $       .11
                                                      ============  ===========

Weighted average common shares outstanding - Basic       5,969,213    5,951,872
                                                      ============  ===========

Weighted average common shares outstanding - Diluted     6,521,315    6,451,480
                                                      ============  ===========


See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the six months ended
                                                                                          December 30,
                                                                             ------------------------------------
                                                                                   2000                 1999
                                                                                   ----                 ----
Operating activities:
    Net income                                                                $  3,096,004         $  1,315,902
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Bad debt expense                                                             (32,198)              40,095
      Deferred income tax (benefit) expense                                     (1,602,010)               1,356
      Depreciation and amortization                                                504,750              323,484
      Loss on disposal of equipment                                                      -               71,758
      Non-cash compensation charge                                                       -               10,768
      Deferred income                                                              106,354              (12,156)
      Foreign currency gain                                                         (3,312)               1,678
      Minority interest in net (loss) income of subsidiaries                       (26,243)              41,266
      Equity in loss of Focus Surgery, Inc.                                        171,187              201,928
      Equity in loss of Hearing Innovations, Inc.                                   21,586               16,774
      Change in operating assets and liabilities:
      Accounts receivable                                                         (106,436)           1,063,366
      Inventories                                                               (2,443,917)            (179,677)
      Prepaid expenses and other current assets                                     (6,871)             (41,691)
      Other assets                                                                 (36,877)              (7,564)
      Accounts payable and accrued expenses                                       (165,896)          (2,523,916)
      Income taxes payable                                                        (513,887)             801,839
                                                                            --------------         ------------
    Net cash (used in) provided by operating activities                         (1,037,766)           1,125,210
                                                                            --------------         ------------
Investing activities:
    Acquisition of property, plant and equipment                                  (172,227)            (219,573)
    Redemption of investments held to maturity                                      88,276              904,739
    Purchase of investments held to maturity                                    (1,173,552)                   -
    Purchase of Labcaire stock                                                    (117,349)            (173,777)
    Cash paid for acquisition of Sonic Technologies
        Laboratory Services                                                       (307,194)                   -
    Cash paid for acquisition of CraMar Technologies, Inc.                        (299,592)                   -
    Purchase of Convertible Debentures - Focus Surgery, Inc.                      (301,341)                   -
    Purchase of Convertible Debentures - Hearing
        Innovations, Inc.                                                         (194,258)            (534,000)
    Cash paid for acquisition of Sonora Medical Systems,
        Inc., net of cash acquired                                                                      (19,232)
                                                                                         -
                                                                            --------------         ------------
    Net cash used by investing activities                                       (2,477,237)             (41,843)
                                                                            --------------         ------------

                                  MISONIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


Financing activities:
    Proceeds from short-term borrowings, net                                       158,459             58,234
    Principal payments on capital lease obligations                                (86,165)          (104,393)
    Proceeds from exercise of stock options                                        124,020             28,800
    Purchase of treasury stock                                                           -           (138,997)
    Payment of long-term debt                                                      (20,904)           (26,334)
                                                                              ------------       ------------
    Net cash provided by (used in) financing activities                            175,410           (182,690)
                                                                              ------------       ------------
    Effect of exchange rates on cash and cash equivalents                           (5,928)           (22,747)
                                                                              ------------       ------------
    Net (decrease) increase in cash and cash equivalents                        (3,345,521)           877,930
    Cash and cash equivalents at beginning of period                             7,069,502          8,361,231
                                                                              ------------       ------------
    Cash and cash equivalents at end of period                                $  3,723,981       $  9,239,161
                                                                              ------------       ------------
Supplemental disclosure of cash flow information:
    Interest paid                                                             $     74,854       $     77,713
                                                                              ============       ============
    Income taxes paid                                                         $  1,299,088       $    186,350
                                                                              ============       ============
Non-cash investing activities:
      Conversion of Notes Receivable from Hearing
          Innovations, Inc. to Convertible Debentures                         $    192,250       $    400,000
                                                                              ============       ============


     See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

         Due to the change in the Company's accountants made on February 6, 2001, the review of this Report on Form 10-Q is not complete.

2.       Acquisitions

         Focus Surgery, Inc.

         On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Convertible Debenture from Focus Surgery, Inc. ("Focus Surgery"), due December 22, 2002 (the "Focus Debenture"). The Focus Debenture is convertible at the option of the Company at any time after December 22, 2002 into shares of common stock of Focus Surgery at a conversion rate of $1,200 per share, if the Focus Debenture is not retired by Focus Surgery. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus Surgery's right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the Focus Debenture. The principal and accrued interest of the Focus Debenture is $301,341 at December 31, 2000.

         Labcaire Systems Ltd.

         On November 1, 2000, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Form 10-K for the year ended June 30, 2000), the Company paid $117,349 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 94.65%. This represents the fiscal 2001 buy-back portion, as defined in the Labcaire Agreement.

         Sonic Technologies Laboratory Services

         On October 12, 2000, the Company's subsidiary, Sonora, acquired the assets of Sonic Technologies Laboratory Services ("Sonic Technologies"), an ultrasound acoustic measurement and testing laboratory. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for as a purchase. Accordingly, acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $34,611, which includes a broker fee of $25,000) over the fair value of net assets acquired is being amortized on a straight-line basis over a period of 10 years.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)


    Hearing Innovations, Inc.

    During the fourth quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") was required to pay the Company amounts of $24,000 due July 1, 2000, $45,000 due July 15, 2000, $29,000 due July 15, 2000 and $13,000 due July 15, 2000.
    During the first quarter of fiscal 2001, the Company entered into an additional four loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $39,000, $13,000, $13,000 and $13,000 due September 15, 2000. All notes bore interest at 8% per annum. The notes were secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002 (the "Hearing Debenture") and warrants to acquire 66,667 shares of Hearing Innovations common stock at $2.25 per share. The Hearing Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing Debenture's principal amount. The warrants expire August 27, 2002. If the Company were to convert the Hearing Debenture and exercise all warrants, including those previously outstanding, the Company would hold a 20% interest in Hearing Innovations. The principal and accrued interest of the Hearing Debenture is $306,125 at December 31, 2000.

    CraMar Technologies, Inc.

    On July 27, 2000, the Company's subsidiary, Sonora, acquired 100% of the assets of CraMar Technologies, Inc. ("CraMar"), an ultrasound equipment servicer. The assets of the Colorado-based, privately-held operations of CraMar were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for as a purchase. Accordingly, acquired assets have been recorded at their estimated fair value at the date of acquisition. The cost of the acquisition ($272,908 plus acquisition costs of $26,684, which includes a broker fee of $25,000) approximates the fair value of net assets acquired.


 3.    Inventories

       Inventories are summarized as follows:

                                     December 31, 2000      June 30, 2000
                                     -----------------      -------------

          Raw materials                $  3,524,098             $2,321,828
          Work-in-process                   934,915                362,664
          Finished goods                 2,499, 638              1,588,731
                                       ------------         -------------
                                       $  6,958,651         $    4,273,223
                                       ============         ==============

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)

4.       Income Taxes

         The Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. Management believes that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and, therefore, the Company reduced the valuation allowance to zero at December 31, 2000.


5.       Accrued Expenses and Other Current Liabilities

         The following summarizes accrued expenses and other current liabilities:


                                          December 31, 2000      June 30, 2000
                                          ------------------     -------------

      Accrued payroll and vacation              $  124,143       $  111,764
      Accrued sales tax                             13,633           29,638
      Accrued commissions and bonuses              138,634          413,292
      Customer deposits                            141,976          278,635
      Professional fees                             52,210          117,640
      Warranty                                     304,815          309,766
      Other                                         61,890           62,379
                                                ----------       ----------
                                                $  837,301       $1,323,114
                                                ==========       ==========

6.       Commitments and Contingencies

         Employment Agreement

         The Company has entered into an employee agreement with its chief executive officer and president, which expires on October 31, 2002. This agreement provides an annual base compensation $275,000 with an annual bonus at the discretion of the Board of Directors if certain objectives are achieved. The agreement also provides for a guaranteed initial bonus of $250,000, which is to be paid in December 2001.

7.       Subsequent Event

         On February 8, 2001, the Company acquired the assets of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately-held producer and marketer of ultrasonic medical devices for approximately $1.8 million. The acquisition gives the Company immediate access to three medical markets - neurosurgery, urology and ophthalmology and is expected to strengthen the Company's presence in cosmetic surgery. The assets of Fibra Sonics will be relocated to the Company's Farmingdale facility.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six months and Three months ended December 31, 2000 and 1999.

Net sales: Net sales of the Company's medical, scientific and industrial products increased $640,744 (4.7%) from $13,767,105 for the six months ended December 31, 1999 to $14,407,849 for the six months ended December 31, 2000. This increase is due to the inclusion of the revenues of Sonora of $1,738,750 and an increase in ultrasonic industrial instrument sales of $125,217 offset by lower medical instrument sales of $501,207, Labcaire product sales of $403,865 and fume enclosure sales of $322,794. Lower medical sales were a result of reduced shipments of certain medical devices in order to allow for engineering design and manufacturing process changes and the introduction of the LySonix 3000. The weakening of the English Pound represents approximately $322,000 of the decrease in Labcaire product sales.

Net sales of the Company's medical, scientific and industrial products increased $332,397 (4.6%) from $7,284,134 for the three months ended December 31, 1999 to $7,616,531 for the three months ended December 31, 2000. This increase is due to the inclusion of the revenues of Sonora of $723,988, an increase in ultrasonic industrial instrument sales by $78,328 and an increase in medical instrument sales by $142,238 offset by lower wet scrubber (Mystaire) sales of $131,482, Labcaire product sales of $346,778 and fume enclosure sales of $133,398. Lower medical sales were a result of reduced shipments of certain medical devices in order to allow for engineering design and manufacturing process changes and the introduction of the LySonix 3000. The weakening of the English Pound represents approximately $161,000 of the decrease in Labcaire product sales.

The Company's backlog of unfilled orders increased from $8,211,945 at December 31, 1999 to $9,705,694 at December 31, 2000. This increase is primarily due to an increase in medical orders.

Gross profit: Gross profit increased to 52.4% of sales in the six months ended December 31, 2000 from 45.9% of sales in the six months ended December 31, 2000. Gross profit increased to 52.1% of sales in the three months ended December 31, 2000 from 48% of sales in the three months ended December 31, 2000. The increases in gross profit for the periods are due to the product mix.

Selling expense: Selling expense increased $382,616 or 27.3% from $1,399,691 (10.1% of sales) in the six months ended December 31, 1999 to $1,782,307 (12.4% of sales) in the six months ended December 31, 2000, due primarily to the inclusion of Sonora of $263,760 and increased sales and marketing efforts in all products. Selling expense increased $115,564 or 13.4% from $845,281 (11.6% of sales) in the three months ended December 31, 1999 to $960,845 (12.7% of sales) in the three months ended December 31, 2000, primarily due to the inclusion of Sonora of $137,416.

General and administrative expenses: General and administrative expenses increased $641,805 or 21.1% from $2,402,753 in the six months ended December 31, 1999 to $3,044,558 in the six months ended December 31, 2000. The increases are primarily due to the inclusion of the consolidated results of Sonora of $290,739, increased expenditures for investor relations activities of approximately $78,000 and amortization of Sonora and Labcaire goodwill of approximately $140,000. General and administrative expenses increased $254,036 or 20.3% from $1,250,697 in the three months ended December 31, 1999 to $1,504,733 in the three months ended December 31, 2000. The increases are primarily due to the inclusion of the consolidated results of Sonora of $149,332 and amortization of Sonora and Labcaire goodwill of approximately $61,000.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Research and development expenses: Research and development expenses increased from $592,504 in the six months ended December 31, 1999 to $823,517 in the six months ended December 31, 2000. The increases are primarily due to the inclusion of Sonora of $115,555 and increased development costs associated with certain medical and industrial products. Research and development expenses increased from $329,860 in the three months ended December 31, 1999 to $476,659 in the three months ended December 31, 2000. The increases are primarily due to the inclusion of Sonora of $69,882 and due to development costs associated with certain medical and industrial products.

Income taxes: For the six months ended December 31, 2000 there was a tax provision of $883,330 or 38.4% offset by a reduction in the deferred tax valuation allowance of $1,681,502, resulting in a benefit of $798,172 as compared to a tax provision of $832,352 or 38.7% at December 31, 1999. For the three months ended December 31, 2000 there was a tax provision of $506,074 or 39.9% as compared to a tax provision of $487,208 or 40.6% at December 31, 1999. The current period and quarter ending December 31, 2000 is consistent with the prior period and quarter ending December 31, 1999.

The Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. Management believes it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and, therefore, the Company reduced the valuation allowance to zero at December 31, 2000.

Other income (expense): Other income during the six months ended December 31, 2000 was $563,348. During the six months ended December 31, 1999, other income was $485,050. This increase was principally due to increased royalty income received from the Company's licensees on the sales of medical devices offset by amortization of the investment in capital stock of Focus Surgery, Inc. and Hearing Innovations, Inc. Other income during the three months ended December 31, 2000 was $303,014. During the six months ended December 31, 1999, other income was $296,608.

Liquidity and Capital Resources:

Working capital at December 31, 2000 and June 30, 2000 was $18,268,388 and $17,280,404, respectively. The increase in working capital is due to the buildup of inventory, primarily at Sonora, and by the payments of accrued expenses and income taxes.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 18 months from the date hereof.

On February 8, 2001, the Company acquired the assets of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately-held producer and marketer of ultrasonic medical devices for approximately $1.8 million. The acquisition gives the Company immediate access to three medical markets - neurosurgery, urology and ophthalmology and is expected to strengthen the Company's presence in cosmetic surgery. The assets of Fibra Sonics will be relocated to the Company's Farmingdale facility.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Convertible Debenture from Focus Surgery, Inc.("Focus Surgery"), due December 22, 2002 (the "Focus Debenture"). The Focus Debenture is convertible at the option of the Company at any time after December 22, 2002 into shares of common stock of Focus Surgery at a conversion rate of $1,200 per share, if the Focus Debenture is not retired by Focus Surgery. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus Surgery's right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the Focus Debenture. The principal and accrued interest of the Focus Debenture is $301,341 at December 31, 2000.

On November 1, 2000, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Form 10-K for the year ended June 30, 2000), the Company paid $117,349 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 94.65%. This represents the fiscal 2001 buy-back portion, as defined in the Labcaire Agreement.

On October 12, 2000, the Company's subsidiary, Sonora, acquired the assets Sonic Technologies Laboratory Services ("Sonic Technologies"), an ultrasound acoustic measurement and testing laboratory. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for as a purchase. Accordingly, acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $34,611, which includes a broker fee of $25,000) over the fair value of net assets acquired is being amortized on a straight-line basis over a period of 10 years.

During the fourth quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") was required to pay the Company amounts of $24,000 due July 1, 2000, $45,000 due July 15, 2000, $29,000 due July 15, 2000 and $13,000 due July 15, 2000. During
the first quarter of fiscal 2001, the Company entered into an additional four loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $39,000, $13,000, $13,000 and $13,000 due September 15, 2000. All notes bore interest at 8% per annum. The notes were secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002 (the "Hearing Debenture") and warrants to acquire 66,667 shares of Hearing Innovations common stock at $2.25 per share. The Hearing Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing Debenture's principal amount. The warrants expire August 27, 2002. If the Company were to convert the Hearing Debenture and exercise all warrants, including those previously outstanding, the Company would hold a 20% interest in Hearing Innovations. The principal and accrued interest of the Hearing Debenture is $306,125 at December 31, 2000.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On July 27, 2000, the Company's subsidiary, Sonora, acquired 100% of the assets of CraMar Technologies, Inc. ("CraMar"), an ultrasound equipment servicer. The assets of the Colorado-based, privately-held operations of CraMar were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for as a purchase. Accordingly, acquired assets have been recorded at their estimated fair value at the date of acquisition. The cost of the acquisition ($272,908 plus acquisition costs of $26,684, which includes a broker fee of $25,000) approximates the fair value of net assets acquired.

Recent Accounting Pronouncements

Revenue Recognition
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101, as required, during the fourth quarter of fiscal 2001. The Company is currently assessing the impact of SAB 101 on its consolidated financial statements and believes that the effect will not be material to the Company's operating results and financial position.

Derivatives
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and on June 15, 2000, issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." These statements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted these statements during the 1st quarter of 2001. There is no material impact from the adoption of these statements on its consolidated financial statements and on the Company's operating results and financial position.


Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint venture and investments in related entities, future economic, competitive and market conditions, the outcome of legal proceedings, particularly those including patent litigation with Mentor Corporation, as well as management business decisions.

                                  MISONIX, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:
The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire.

Interest Rates:
The Company's short-term investments, which approximated $4.1 million at December 31, 2000, are made up entirely of held to maturity investments. Assuming investment levels remained the same, a one-point change in interest rates would not have a material impact on the Company's interest income.

Foreign Exchange Rates:
Approximately 22% of the Company's revenues in fiscal 2001 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.46 and 1.61 for the six months ended December 31, 2000 and 1999, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects their receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions.

Euro Conversion: The January 1, 1999 adoption of the Euro created a single-currency market in much of Europe. For a transition period from January 1, 1999 through January 1, 2002, the existing local currencies are anticipated to remain legal tender as denominations of the Euro. The Company does not anticipate that its operations will be materially adversely effected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and operations and implemented modifications to its systems to enable the Company to handle Euro invoicing for transactions, which commenced in 1999. The Company anticipates that the cost of such modifications should not have a material effect on its consolidated results of operations or liquidity.

                                  MISONIX, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company, Medical Device Alliance, Inc. ("MDA") and MDA's wholly-owned subsidiary, LySonix, Inc., were defendants in an action alleging patent infringement for U.S. Patent No. 4,886,491 filed by Mentor Corporation. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor has subsequently filed an appeal. On October 4, 2000, all parties appeared for oral arguments and are awaiting the Court's decision. Based upon the current status of the matters, management believes the outcome of this appeal will not have a material adverse effect on the Company's consolidated financial position and results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)Exhibits:
           Exhibit 11 - Computation of Net Earnings Per Share

        (b)There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2001


                                 MISONIX, INC.
                                 -------------------------------------------
                                 (Registrant)

                                 By:  /s/ Michael A. McManus, Jr.
                                     ---------------------------------------
                                      Michael A. McManus, Jr.
                                      President and Chief Executive Officer


                                 By:  /s/ Richard Zaremba
                                     ---------------------------------------
                                      Richard Zaremba
                                      Vice President,
                                      Chief Financial Officer,
                                      Treasurer and Secretary