Form 10-Q/A
period 2000-12-31
MISONIX INC
filed 2001-04-26
CIK 880432

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     For the transition period from _______ to _________

                         Commission file number 1-10986

                                  MISONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New York                                   11-2148932
---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                           Identification No.)

                   1938 New Highway, Farmingdale, NY 11375
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (631) 694-9555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: class of common stock, $.01 par value, outstanding at February 1, 2001: 6,079,015

MISONIX, INC. (the "Company") hereby amends its Report on Form 10-Q for the quarterly period ended December 31, 2000, as filed with the Securities and Exchange Commission on February 20, 2001, as follows:

KPMG, LLP, the independent accountants engaged by the Company to audit the Company's financial statements for the current fiscal year, have completed their review of the Company's financial statements for the quarter ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 25, 2001              MISONIX, INC.
                                   (Registrant)



                                   By: /s/ Michael A. McManus, Jr.
                                       -----------------------------------------
                                       Michael A. McManus, Jr.
                                       President and Chief Executive Officer



                                   By: /s/ Richard Zaremba
                                       -----------------------------------------
                                       Richard Zaremba
                                       Vice President,
                                       Chief Financial Officer,
                                       Treasurer and Secretary