Form 10-Q
period 2001-03-31
MISONIX INC
filed 2001-05-15
CIK 880432

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 2001
                               --------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

                      Commission file number:     1-10986

                                  MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                            11-2148932
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


   1938 New Highway, Farmingdale, N.Y.                          11375
  -------------------------------------                        -------
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                       Outstanding at
             Class of Common Stock                       May 1, 2001
             ---------------------                       -----------
                $.01 par value                            6,079,015

                                  MISONIX, INC.

Index

Part I -  FINANCIAL INFORMATION                                            Page

Item 1. Financial Statements:

         Consolidated Balance Sheets as of
         March 31, 2001 (Unaudited) and June 30, 2000                      3

         Consolidated Statements of Operations
         Nine Months Ended March 31, 2001
         and 2000 (Unaudited)                                              4

         Consolidated Statements of Operations
         Three Months Ended March 31, 2001
         and 2000 (Unaudited)                                              5

         Consolidated Statements of Cash Flows
         Nine months ended March 31, 2001
         and 2000 (Unaudited)                                              6-7

         Notes to Consolidated Financial Statements                        8-12

Item 2.  Management's Discussion and Analysis of Financial Condition       13-18
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

Part II - OTHER INFORMATION                                                20

Item 1.  Legal Proceedings                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 21

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,       JUNE 30,
                                                                2001            2000
                                                             (UNAUDITED)
                                                            ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                               $  3,106,695    $  7,069,502
    Investments held to maturity                               1,987,854       3,021,268
    Accounts receivable, net of allowance for
      doubtful accounts of $195,024 and $200,429,
      respectively                                             7,504,445       7,277,242
    Notes receivable                                             203,651         111,867
    Inventories                                                8,722,983       4,273,223
    Deferred income taxes                                        249,298         167,238
    Prepaid expenses and other current assets                  2,416,801         682,606
                                                            ------------    ------------
Total current assets                                          24,191,727      22,602,946
Property, plant and equipment, net                             3,091,817       3,111,112
Deferred income taxes                                          1,806,000         286,297
Goodwill, less accumulated amortization
   of $504,675 and $211,516, respectively                      3,567,843       2,007,151
Investment in Focus Surgery, Inc. and
   Hearing Innovations, Inc. less accumulated
   amortization of $406,626 and $233,450 and
   cumulative equity in losses of $819,938 and
   $531,014, respectively                                      2,629,527       3,069,536
Convertible debentures - Hearing Innovations, Inc.               311,375              --
Convertible debentures - Focus Surgery, Inc.                     305,166              --
Other assets                                                     164,794          86,580
                                                            ------------    ------------
Total assets                                                $ 36,068,249    $ 31,163,622
                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                            $    495,286    $    473,050
   Accounts payable                                            2,816,352       2,053,192
   Accrued expenses and other current liabilities              1,280,406       1,323,114
   Litigation settlement liabilities                           5,450,000              --
   Income taxes payable                                               --       1,283,554
   Current maturities of long-term debt
     and capital lease obligations                               214,130         189,632
                                                            ------------    ------------
Total current liabilities                                     10,256,174       5,322,542
Long-term debt and capital lease obligations                   1,072,863       1,274,738
Deferred income                                                  548,729         395,060
Minority interest                                                268,888         289,094
Stockholders' equity:
   Common stock, $.01 par value-shares authorized
   10,000,000; 6,121,915 and 5,967,817 issued,
   respectively                                                   61,219          59,678
   Additional paid-in capital                                 21,924,987      21,801,969
   Retained earnings                                           2,471,245       2,294,570
   Treasury stock, 42,900 shares                                (219,006)       (219,006)
   Accumulated other comprehensive loss                         (316,850)        (55,023)
                                                            ------------    ------------
Total stockholders' equity                                    23,921,595      23,882,188
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 36,068,249    $ 31,163,622
                                                            ============    ============

See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the nine months ended
                                                                   March 31,
                                                        -------------------------------
                                                            2001               2000
                                                        ------------       ------------
Net sales                                               $ 21,812,405       $ 20,587,326

Cost of goods sold                                        10,385,568         10,989,538
                                                        ------------       ------------
Gross profit                                              11,426,837          9,597,788

Operating expenses:
   Selling expenses                                        2,904,166          2,281,753
   General and administrative expenses                     4,571,949          3,777,363
   Research and development expenses                       1,376,016          1,071,764
   Bad debt expense (recovery)                                 6,730           (401,846)
   Litigation settlement expenses                          5,450,000                 --
                                                        ------------       ------------
Total operating expenses                                  14,308,861          6,729,034
                                                        ------------       ------------
(Loss) income from operations                             (2,882,024)         2,868,754


Other income  (expense):
Interest income                                              446,032            488,089
Interest expense                                            (111,850)          (116,989)
License fees                                                  18,235             18,234
Royalty income                                               515,902            460,837
Amortization of investments                                 (173,175)          (150,308)
Foreign exchange gain (loss)                                     384             (2,950)
Miscellaneous income                                             720              6,033
                                                        ------------       ------------
(Loss) income before equity in loss of Focus Surgery,
  Inc., equity in loss of Hearing Innovations, Inc.,
  minority interest and income taxes                      (2,185,776)         3,571,700

Equity in loss of Focus Surgery, Inc.                       (256,780)          (305,928)
Equity in loss of Hearing Innovations, Inc.                  (32,144)           (33,548)
Minority interest in net loss (income)
   of consolidated subsidiaries                               20,206            (33,977)
                                                        ------------       ------------
(Loss) income before income taxes                         (2,454,494)         3,198,247

Income tax benefit (provision)                             2,631,169         (1,312,930)
                                                        ------------       ------------
Net income                                              $    176,675       $  1,885,317
                                                        ============       ============
Net income per share - Basic                            $        .03       $        .32
                                                        ============       ============
Net income per share - Diluted                          $        .03       $        .29
                                                        ============       ============
Weighted average common shares outstanding - Basic         5,991,087          5,942,538
                                                        ============       ============
Weighted average common shares outstanding - Diluted       6,549,124          6,494,533
                                                        ============       ============

See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three months ended
                                                                March 31,
                                                        --------------------------
                                                            2001           2000
                                                            ----           ----
Net sales                                               $ 7,404,556    $ 6,820,221
Cost of goods sold                                        3,529,115      3,540,543
                                                        -----------    -----------
Gross profit                                              3,875,441      3,279,678

Operating expenses:
   Selling expenses                                       1,121,859        868,670
   General and administrative expenses                    1,514,818      1,428,107
   Research and development expenses                        552,499        479,260
   Bad debt expense (recovery)                               19,303       (441,941)
   Litigation settlement expenses                         5,450,000             --
                                                        -----------    -----------
Total operating expenses                                  8,658,479      2,334,096
                                                        -----------    -----------
(Loss) income from operations                            (4,783,038)       945,582

Other income  (expense):
Interest income                                             116,248        159,551
Interest expense                                            (36,996)       (39,276)
License fees                                                  6,079          6,078
Royalty income                                              108,222        150,540
Amortization of investments                                 (57,725)       (57,725)
Foreign exchange loss                                        (2,928)        (1,272)
                                                        -----------    -----------
(Loss) income before equity in loss of Focus Surgery,
  Inc., equity in loss of Hearing Innovations, Inc.,
  Minority interest and income taxes                     (4,650,138)     1,163,478

Equity in loss of Focus Surgery, Inc.                       (85,593)      (104,000)
Equity in loss of Hearing Innovations, Inc.                 (10,558)       (16,774)
Minority interest in net (income) loss
   of consolidated subsidiaries                              (6,037)         7,289
                                                        -----------    -----------
(Loss) income before income taxes                        (4,752,326)     1,049,993

Income tax benefit (provision)                            1,832,997       (480,578)
                                                        -----------    -----------
Net (loss) income                                       $(2,919,329)   $   569,415
                                                        ===========    ===========
Net (loss) income per share - Basic                     $      (.48)   $       .10
                                                        ===========    ===========
Net (loss) income per share - Diluted                   $      (.48)   $       .09
                                                        ===========    ===========

Weighted average common shares outstanding - Basic        6,079,002      5,918,271
                                                        ===========    ===========

Weighted average common shares outstanding - Diluted      6,079,002      6,545,527
                                                        ===========    ===========

See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the nine months ended
                                                                         March 31,
                                                                 --------------------------
                                                                     2001           2000
                                                                     ----           ----
OPERATING ACTIVITIES:
    Net income                                                   $   176,675    $ 1,885,317
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Bad debt expense (recovery)                                      6,730       (401,846)
      Deferred income tax (benefit) expense                       (1,601,763)       (21,027)
      Depreciation and amortization                                  803,455        552,964
      Loss on disposal of equipment                                       --        111,661
      Non-cash compensation charge                                        --         10,768
      Deferred income                                                153,669        (18,234)
      Foreign currency gain                                             (384)         2,950
      Minority interest in net (loss) income of subsidiaries         (20,206)        33,977
      Equity in loss of Focus Surgery, Inc.                          256,780        305,928
      Equity in loss of Hearing Innovations, Inc.                     32,144         33,548
      Change in operating assets and liabilities:
      Accounts receivable                                           (260,512)       937,167
      Inventories                                                 (3,684,788)    (1,519,354)
      Prepaid expenses and other current assets                   (1,759,012)      (500,043)
      Other assets                                                   (14,436)           506
      Accounts payable and accrued expenses                          426,742     (1,955,979)
      Litigation settlement liabilities                            5,450,000             --
      Income taxes payable                                        (1,300,378)       856,830
                                                                 -----------    -----------
      Net cash (used in) provided by operating activities         (1,335,284)       315,133
                                                                 -----------    -----------

INVESTING ACTIVITIES:
      Acquisition of property, plant and equipment                  (316,621)      (246,282)
      Redemption of investments held to maturity                   2,099,976      3,957,009
      Purchase of investments held to maturity                    (1,066,562)    (3,004,064)
      Purchase of Labcaire stock                                    (117,349)      (173,777)
      Cash paid for acquisition of Sonic Technologies
          Laboratory Services                                       (318,636)            --
      Cash paid for acquisition of CraMar Technologies, Inc.        (309,531)            --
      Cash paid for acquisition of Fibra Sonics, Inc., net of
          cash acquired                                           (1,723,191)            --
      Purchase of convertible debentures - Focus Surgery, Inc.      (305,166)            --
      Purchase of convertible debentures - Hearing                                       --
          Innovations, Inc.                                         (202,827)
      Loan to Hearing Innovations, Inc.                             (200,332)            --
      Cash paid for investment in Hearing Innovations, Inc.               --       (534,000)
      Cash paid for acquisition of Sonora Medical Systems,
          Inc., net of cash acquired                                (169,713)      (227,233)
                                                                 -----------    -----------
      Net cash used by investing activities                       (2,629,952)      (228,347)
                                                                 -----------    -----------

                                  MISONIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

FINANCING ACTIVITIES:
    Proceeds from short-term borrowings, net                     53,461         11,546
    Payment of revolving line of credit                              --       (222,388)
    Principal payments on capital lease obligations            (145,154)      (156,305)
    Proceeds from exercise of stock options                     124,559         64,376
    Purchase of treasury stock                                       --       (219,006)
    Payment of long-term debt                                   (31,746)       (39,173)
                                                            -----------    -----------
    Net cash provided by (used in) financing activities           1,120       (560,950)
                                                            -----------    -----------
    Effect of exchange rates on cash and cash equivalents         1,309        (29,990)
                                                            -----------    -----------
    Net decrease in cash and cash equivalents                (3,962,807)      (504,154)
    Cash and cash equivalents at beginning of period          7,069,502      8,361,231
                                                            -----------    -----------
    Cash and cash equivalents at end of period              $ 3,106,695    $ 7,857,077
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                           $   111,850    $   116,989
                                                            ===========    ===========
    Income taxes paid                                       $ 1,832,416    $   564,350
                                                            ===========    ===========
NON-CASH INVESTING ACTIVITIES:
      Conversion of notes receivable from Hearing
          Innovations, Inc. to convertible debentures
          and equity investment                             $   113,444    $   400,000
                                                            ===========    ===========

     See accompanying Notes to Consolidated Financial Statements

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

2.  Litigation Settlement

    The Company recorded a litigation settlement charge of $5,450,000 during the third quarter ended March 31, 2001. The United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor H/S, Inc. ("Mentor") against Medical Device Alliance, Inc., its subsidiary LySonix, Inc. and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and the Court affirmed that the lower court did not have the ability to increase damages or award attorney's fees. Mentor may request further relief in the trial court, including interest and damages award and a permanent injunction enjoining further sales of the LySonix 2000. The Company and its co-defendants are considering all alternatives including further legal measures that are available. Accordingly, the Company accrued $5,450,000 for damages, attorney fees and other costs during the third quarter ended March 31, 2001.

3.  Acquisitions

    Fibra Sonics, Inc.

    On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately-held producer and marketer of ultrasonic medical devices for approximately $1,800,000. In addition to the purchase price, contingent consideration of up to, but not exceeding $1,120,000, may be made based upon sales generated during the consecutive twelve months commencing June 1, 2001. In the event any additional payments are made to Fibra Sonics, such payments will be recorded as additional goodwill and amortized over the remaining useful life. The Company will relocate the assets of Fibra Sonics to the Company's Farmingdale facility from Chicago Illinois. The acquisition was accounted for as a purchase. Accordingly, the acquired assets and liabilities have been initially recorded at their estimated fair value at the date of acquisition. The final allocation of the purchase price is pending the final determination of the inventory acquired. The excess of the cost of the acquisition ($1,720,738 plus acquisition costs of $128,453, which includes a broker fee of $100,716) over the fair value of net assets acquired of $1,285,571 is being treated as goodwill and being amortized on a straight-line basis over a period of 5 years.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
                                   (CONTINUED)

    Focus Surgery, Inc.

    On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus Surgery, Inc. ("Focus Surgery"), due December 22, 2002 (the "Focus Debenture"). The Focus Debenture is convertible to 250 shares of Focus Surgery preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion rate of $1,200 per share, if the Focus Debenture is not retired by Focus Surgery. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus Surgery's right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the Focus Debenture. The principal and accrued interest of the Focus Debenture is $305,166 at March 31, 2001.

    Labcaire Systems Ltd.

    On November 1, 2000, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Form 10-K for the year ended June 30, 2000), the Company paid $117,349 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 94.65%. This represents the fiscal 2001 buy-back portion, as defined in the Labcaire Agreement. As per the Labcaire Agreement, the Company is obligated to purchase 2.65% for the next three years until the Company owns 100% of Labcaire.

    Sonic Technologies Laboratory Services

    On October 12, 2000, the Company's subsidiary, Sonora, acquired the assets of Sonic Technologies Laboratory Services ("Sonic Technologies"), an ultrasound acoustic measurement and testing laboratory for approximately $319,000. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for as a purchase. Accordingly, acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $48,636, which includes a broker fee of $25,000) over the fair value of net assets acquired of $301,219 is being amortized on a straight-line basis over a period of 10 years.

    Hearing Innovations, Inc.

    During the second and third quarters of fiscal 2001, the Company entered into eight loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") was required to pay the Company amounts of $200,332 due May 30, 2001. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements.

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

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
                                   (CONTINUED)

    No payments were made on the above notes. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002 (the "Hearing Debenture") and warrants to acquire 66,667 shares of Hearing Innovations common stock at $2.25 per share. The Hearing Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing Debenture's principal amount. The warrants expire August 27, 2002. If the Company were to convert the Hearing Debenture and exercise all warrants, including those previously outstanding, the Company would hold an approximately 20% interest in Hearing Innovations. The principal and accrued interest of the Hearing Debenture is $311,375 at March 31, 2001.

    CraMar Technologies, Inc.

    On July 27, 2000, the Company's subsidiary, Sonora, acquired 100% of the assets of CraMar Technologies, Inc. ("CraMar"), an ultrasound equipment servicer for approximately $310,000. The assets of the Colorado-based, privately-held operations of CraMar were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for as a purchase. Accordingly, acquired assets have been recorded at their estimated fair value at the date of acquisition. The cost of the acquisition ($272,908 plus acquisition costs of $36,623, which includes a broker fee of $25,000) approximates the fair value of net assets acquired.

4.  Inventories

    Inventories are summarized as follows:

                                           March 31, 2001      June 30, 2000
                                           --------------      -------------
          Raw materials                     $  4,265,886        $ 2,321,828
          Work-in-process                      1,287,679            362,664
          Finished goods                       3,169,418          1,588,731
                                            ------------        -----------
                                            $  8,722,983        $ 4,273,223
                                            ============        ===========

    The increase in inventory is due to an increase in medical devices and industrial products. The buildup of inventory is due to anticipated shipments for the fourth quarter ending June 30, 2001.

5.  Income Taxes

    The Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502 during the first quarter of fiscal year 2001. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. Management believes that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and, therefore, the Company reduced the valuation allowance to zero during the first quarter of fiscal year 2001.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
                                   (CONTINUED)

    During the year the Company made estimated tax payments which will exceed taxes payable for the fiscal year ended June 30, 2001. The reduced taxes payable was a result of the recording of an unanticipated litigation settlement expense of $5.4 million. Included in prepaid expenses and other current assets as of March 31, 2001 is approximately $1,600,000 of income tax receivable.

6.  Accrued Expenses and Other Current Liabilities

    The following summarizes accrued expenses and other current liabilities:

                                              March 31, 2001       June 30, 2000
                                              --------------       -------------
    Accrued payroll and vacation                $  130,903           $  111,764
    Accrued sales tax                               15,797               29,638
    Accrued commissions and bonuses                265,644              413,292
    Customer deposits                              446,596              278,635
    Professional fees                               58,513              117,640
    Warranty                                       312,907              309,766
    Other                                           50,046               62,379
                                                ----------           ----------
                                                $1,280,406           $1,323,114
                                                ==========           ==========

7.  Commitments and Contingencies

    Employment Agreement

    The Company has entered into a new employment agreement with its chief executive officer and president, which expires on October 31, 2002. This agreement provides an annual base compensation of $275,000 with an annual bonus at the discretion of the Board of Directors if certain objectives are achieved. The agreement also provides for a guaranteed initial bonus of $250,000, which is to be paid in December 2001.

8.  Business Segments

    Commencing in fiscal year 2001, the Company operates in two business segments, which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Autoscope endoscope disinfectant system from Labcaire and the Mystaire scrubber. Medical devices include the Auto Sonix for ultrasonic cutting and coagulatory system and refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. The Company evaluates the performance of the segments based upon income (loss) from operations less general and administrative expenses, bad debt expense and litigation settlement expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's June 30, 2000 Form 10-K. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses, bad debt expense and litigation settlement expenses. The Company does not allocate assets by segment as they are not provided to the chief decision maker. Summarized financial information for each of the segments for the nine and three months ended March 31, 2001 is as follows:

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
                                   (CONTINUED)

    For the nine months ended March 31, 2001

                                                                   (a)
                                  MEDICAL       INDUSTRIAL    CORPORATE AND
                                  DEVICES        PRODUCTS      UNALLOCATED       TOTAL
                                ------------   ------------   ------------    ------------
    Net sales                   $  9,017,843   $ 12,794,562   $         --    $ 21,812,405
    Cost of goods sold             4,117,430      6,268,138             --      10,385,568
                                ------------   ------------                   ------------
    Gross profit                   4,900,413      6,526,424             --      11,426,837
    Direct selling expenses          621,067      2,283,099             --       2,904,166
    Direct research and
       development                   850,249        525,767             --       1,376,016
                                ------------   ------------                   ------------
    Total direct operating
       expenses                    1,471,316      2,808,866             --       4,280,182
                                ------------   ------------
    Corporate and unallocated             --             --     10,028,679      10,028,679
                                                              ------------    ------------
    Income (loss) from
        operations              $  3,429,097   $  3,717,558   $(10,028,679)   $ (2,882,024)
                                ============   ============   ============    ============

    (a) Amount represents general and administrative, litigation settlement expenses and bad debt expense.

    For the three months ended March 31, 2001

                                                                (a)
                                  MEDICAL     INDUSTRIAL   CORPORATE AND
                                  DEVICES      PRODUCTS     UNALLOCATED       TOTAL
                                -----------   -----------   -----------    -----------
    Net sales                   $ 3,235,468   $ 4,169,088   $        --    $ 7,404,556
    Cost of goods sold            1,393,391     2,135,724            --      3,529,115
                                -----------   -----------                  -----------
    Gross profit                  1,842,077     2,033,364            --      3,875,441
    Direct selling expenses         314,399       807,460            --      1,121,859
    Direct research and
       development                  360,304       192,195            --        552,499
                                -----------   -----------                  -----------
    Total direct operating
       expenses                     674,703       999,655            --      1,674,358
                                -----------   -----------
    Corporate and unallocated                                 6,984,121      6,984,121
                                                            -----------    -----------
    Income (loss) from
       operations               $ 1,167,374   $ 1,033,709   $(6,984,121)   $(4,783,038)
                                ===========   ===========   ===========    ===========

    (a) Amount represents general and administrative, litigation settlement expenses and bad debt expense.

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                                            For the nine months ended
                                                     March 31

                                              2001              2000
                                              ----              ----
    Canada and Mexico                      $  190,217        $2,079,310
    United Kingdom                          4,056,726         4,037,639
    Europe                                  1,212,506         1,009,409
    Asia                                      560,792           489,631
    Middle East                                48,953           250,428
    Other                                      87,451           173,215
                                           ----------        ----------
                                           $6,156,645        $8,039,632
                                           ==========        ==========

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Nine months and Three months ended March 31, 2001 and 2000.

Net sales: Net sales of the Company's medical devices and industrial products increased $1,225,079 (5.9%) from $20,587,326 for the nine months ended March 31, 2000 to $21,812,405 for the nine months ended March 31, 2001. This increase in net sales is due to the increase in medical devices partially offset by a decrease in industrial products. The increase in medical devices are due to the inclusion of nine months of revenues of Sonora of $2,169,676, offset by $452,034 of lower medical devices. Industrial products decreased $492,563 predominately due to less fume enclosure sales of $853,642, offset by an increase in wet scrubber (Mystaire) sales of $374,358. The weakening of the English Pound represents approximately $524,000 of the decrease in Labcaire fume enclosure product sales.

Net sales of the Company's medical devices and industrial products increased $584,335 (8.6%) from $6,820,221 for the three months ended March 31, 2000 to $7,404,556 for the three months ended March 31, 2001. The increase is due to larger revenues from medical devices predominantly from Sonora and industrial products, primarily from wet scrubber (Mystaire).

The Company's backlog of unfilled orders increased from $9,219,560 at March 31, 2000 to $10,548,824 at March 31, 2001. This increase is primarily due to an increase in medical device orders.

Gross profit: Gross profit increased to 52.4% of sales in the nine months ended March 31, 2001 from 46.6% of sales in the nine months ended March 31, 2000. Gross profit increased to 52.3% of sales in the three months ended March 31, 2001 from 48.1% of sales in the three months ended March 31, 2000. The increases in gross profit for the periods are due to an increase in profit margins on industrial product sales. In prior year and quarter wet scrubber (Mystaire) had a large contract with one customer with a significantly lower gross profit margin than the current year.

Selling expense: Selling expense increased $622,413 or 27.3% from $2,281,753 (11.1% of sales) in the nine months ended March 31, 2000 to $2,904,166 (13.3% of sales) in the nine months ended March 31, 2001. Medical device selling expenses increased $470,968 primarily due to the inclusion of nine months of Sonora of $319,077 and increased sales and marketing efforts in all medical devices, such as hiring of additional salesman. Industrial product selling expenses increased $151,445 due to increased sales and marketing efforts in all industrial products. Selling expense increased $253,189 or 29.1% from $868,670 (12.7% of sales) in the three months ended March 31, 2000 to $1,121,859 (15.1% of sales) in the three months ended March 31, 2001, primarily due to increased sales and marketing efforts in medical devices, such as hiring of additional salesman.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses: General and administrative expenses increased $794,586 or 21% from $3,777,363 in the nine months ended March 31, 2000 to $4,571,949 in the nine months ended March 31, 2001. The increases are primarily due to the inclusion of the consolidated results of Sonora of $337,335, increased expenditures for investor relations activities of approximately $115,000, amortization of Sonora, Labcaire, Sonic Technologies and Fibra Sonics goodwill of approximately $211,000 and expenses relating to the maintenance of the Fibra Sonics facility located in Chicago during the transition to the Company's Farmingdale facility of approximately $50,000. General and administrative expenses increased $86,711 or 6.1% from $1,428,107 in the three months ended March 31, 2000 to $1,514,818 in the three months ended March 31, 2001. The increases are primarily due to the amortization of Sonora, Labcaire, Sonic Technologies and Fibra Sonics goodwill of approximately $80,000 and expenses relating to the maintenance of the Fibra Sonics facility located in Chicago during the transition to the Company's Farmingdale facility of approximately $50,000.

Research and development expenses: Research and development expenses increased $304,252 or 28.4% from $1,071,764 in the nine months ended March 31, 2000 to $1,376,016 in the nine months ended March 31, 2001. The increases are primarily due to medical devices due to the inclusion of Sonora of $199,201 and increased development costs associated with certain medical products of $61,198. The remaining increase of $43,853 is due to an increase in development costs associated with certain industrial products. Research and development expenses increased $73,239 or 15.3% from $479,260 in the three months ended March 31, 2000 to $552,499 in the three months ended March 31, 2001. The increases are primarily due to the Sonora subsidiary, which relate to development costs associated with certain medical devices.

Bad debt expense (recovery): Bad debt expense increased from recovery of $401,846 for the nine months ended March 31, 2000 to an expense of $6,730 for the nine months ended March 31, 2001. Bad debt expense increased from recovery of $441,941 for the three months ended March 31, 2000 to an expense of $19,303 for the three months ended March 31, 2001. On October 22, 1998, the Company reserved $1,700,000 against accounts receivable due and owing by Medical Device Alliance, Inc. ("MDA") and its wholly owned subsidiary, LySonix, Inc. ("LySonix") as licensees for the Misonix ultrasonic soft tissue aspirator. In December of 1998, an additional reserve was taken against all remaining receivables from MDA and LySonix totaling $369,903. On June 30, 1999, the MDA and LySonix accounts receivable of $2,069,903 was written off against the bad debt reserve.

On March 30, 2000, the Company and LySonix signed a new ten-year Exclusive License Agreement ("Agreement") for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The Agreement called for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. The Company was paid in full for the amounts due and owing by the return of inventory by MDA and LySonix, which was in accordance with the Agreement. The Company recorded the receipt of inventory at the lower of cost or market, thereby a recovery of bad debt expense of approximately $462,000 was recorded during the third quarter of fiscal 2000.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Litigation settlement expenses: The Company recorded a litigation settlement charge of $5,450,000 during the third quarter ended March 31, 2001. The United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor H/S, Inc. ("Mentor") against MDA, its subsidiary LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and the Court affirmed that the lower court did not have the ability to increase damages or award attorney's fees. Mentor may request further relief in the trial court, including interest and damages award and a permanent injunction enjoining further sales of the LySonix 2000. The Company and its co-defendants are considering all alternatives including further legal measures that are available. Accordingly, the Company accrued $5,450,000 for damages, attorney fees and other costs during the third quarter ended March 31, 2001.

Other income (expense): Other income during the nine months ended March 31, 2001 was $696,248. During the nine months ended March 31, 2000, other income was $702,946. This decrease was principally due to increased royalty income received from the Company's licensees on the sales of medical devices offset by an increase in amortization of the goodwill from the investments in capital stock of Focus Surgery, Inc. ("Focus Surgery") and Hearing Innovations, Inc. ("Hearing Innovations") and a decrease in interest income due to less cash and cash equivalents. Other income during the three months ended March 31, 2001 was $132,900. During the three months ended March 31, 2000, other income was $217,896. This decrease was principally due to a decrease in interest income and decreased royalty income received from the Company's licensees on the sales of medical devices.

Income taxes: For the nine months ended March 31, 2001 there was a tax benefit of $1,058,828 or 43.1% including a reduction in the deferred tax valuation allowance of $1,681,502 during the first quarter and a reduction of the deferred tax asset of $109,161 during the second quarter, resulting in a benefit of $2,631,169 as compared to a tax provision of $1,312,930 or 41.1% at March 31, 2000. For the three months ended March 31, 2001 there was a tax benefit of $1,832,997 or 38.6% as compared to a tax provision of $480,578 or 45.8% at March 31, 2000. The decreases for the period and the quarter are due to lower income tax rates utilized due to the litigation settlement expense recorded. During the year the Company made estimated tax payments which will exceed taxes payable for the fiscal year ended June 30, 2001. The reduced taxes payable was a result of the recording of an unanticipated litigation settlement expense of $5.4 million. Included in prepaid expenses and other current assets as of March 31, 2001 is approximately $1,600,000 of income tax receivable.

The Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502 during the first quarter of fiscal year 2001. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. Management believes it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and, therefore, the Company reduced the valuation allowance to zero during the first quarter of fiscal year 2001.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at March 31, 2001 and June 30, 2000 was $13,935,553 and $17,280,404, respectively. The decrease in working capital is due to the buildup of medical device and industrial product inventory, primarily at Sonora, payments of accrued expenses and income taxes and the recording of the accrual for the litigation settlement (see below). The Company is joint and severally liable for the litigation settlement with its co-defendants, MDA and its subsidiary LySonix. The Company expects to pay the damages by the end of fiscal year 2001. The Company plans to use existing cash, cash equivalents and investments to pay the damages assessed. The Company is currently evaluating opportunities to enter into a revolving line of credit up to $5,000,000 with a commercial bank.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 18 months from the date hereof.

The Company recorded a litigation settlement charge of $5,450,000 during the third quarter ended March 31, 2001. The United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, its subsidiary LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and the Court affirmed that the lower court did not have the ability to increase damages or award attorney's fees. Mentor may request further relief in the trial court, including interest and damages award and a permanent injunction enjoining further sales of the LySonix 2000. The Company and its co-defendants are considering all alternatives including further legal measures that are available. Accordingly, the Company accrued $5,450,000 for damages, attorney fees and other costs during the third quarter ended March 31, 2001.

On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately-held producer and marketer of ultrasonic medical devices for approximately $1,800,000. In addition to the purchase price, contingent consideration of up to, but not exceeding $1,120,000, may be made based upon sales generated during the consecutive twelve months commencing June 1, 2001. In the event any additional payments are made to Fibra Sonics, such payments will be recorded as additional goodwill and amortized over the remaining useful life. The acquisition gives the Company immediate access to three medical markets - neurosurgery, urology and ophthalmology and is also expected to strengthen the Company's presence in cosmetic surgery. The Company will relocate the assets of Fibra Sonics to the Company's Farmingdale facility from Chicago Illinois. The acquisition was accounted for as a purchase. Accordingly, the acquired assets and liabilities have been initially recorded at their estimated fair value at the date of acquisition. The final allocation of the purchase price is pending the final determination of the inventory acquired. The excess of the cost of the acquisition ($1,720,738 plus acquisition costs of $128,453, which includes a broker fee of $100,716) over the fair value of net assets acquired of $1,285,571 is being treated as goodwill and being amortized on a straight-line basis over a period of 5 years.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus Surgery, due December 22, 2002 (the "Focus Debenture"). The Focus Debenture is convertible to 250 shares of Focus Surgery preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion rate of $1,200 per share, if the Focus Debenture is not retired by Focus Surgery. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus Surgery's right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the Focus Debenture. The principal and accrued interest of the Focus Debenture is $305,166 at March 31, 2001.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On November 1, 2000, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Form 10-K for the year ended June 30, 2000), the Company paid $117,349 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 94.65%. This represents the fiscal 2001 buy-back portion, as defined in the Labcaire Agreement. As per the Labcaire Agreement, the Company is obligated to purchase 2.65% for the next three years until the Company owns 100% of Labcaire.

On October 12, 2000, the Company's subsidiary, Sonora, acquired the assets of Sonic Technologies Laboratory Services ("Sonic Technologies"), an ultrasound acoustic measurement and testing laboratory for approximately $319,000. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for as a purchase. Accordingly, acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $48,636, which includes a broker fee of $25,000) over the fair value of net assets acquired of $301,219 is being amortized on a straight-line basis over a period of 10 years.

During the second and third quarters of fiscal 2001, the Company entered into eight loan agreements whereby Hearing Innovations was required to pay the Company amounts of $200,332 due May 30, 2001. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements.

During the fourth quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations was required to pay the Company amounts of $24,000 due July 1, 2000, $45,000 due July 15, 2000, $29,000 due July 15,
2000 and $13,000 due July 15, 2000. During the first quarter of fiscal 2001, the Company entered into an additional four loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $39,000, $13,000, $13,000 and $13,000 due September 15, 2000. All notes bore interest at 8% per annum. The notes were secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002 (the "Hearing Debenture") and warrants to acquire 66,667 shares of Hearing Innovations common stock at $2.25 per share. The Hearing Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing Debenture's principal amount. The warrants expire August 27, 2002. If the Company were to convert the Hearing Debenture and exercise all warrants, including those previously outstanding, the Company would hold an approximately 20% interest in Hearing Innovations. The principal and accrued interest of the Hearing Debenture is $311,375 at March 31, 2001.

On July 27, 2000, the Company's subsidiary, Sonora, acquired 100% of the assets of CraMar Technologies, Inc. ("CraMar"), an ultrasound equipment servicer for approximately $310,000. The assets of the Colorado-based, privately-held operations of CraMar were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for as a purchase. Accordingly, acquired assets have been recorded at their estimated fair value at the date of acquisition. The cost of the acquisition ($272,908 plus acquisition costs of $36,623, which includes a broker fee of $25,000) approximates the fair value of net assets acquired.

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

    Derivatives

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and on June 15, 2000, issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." These statements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted these statements during the first quarter of 2001. There is no material impact from the adoption of these statements on its consolidated financial statements and on the Company's operating results and financial position.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint venture and investments in related entities, future economic, competitive and market conditions, the outcome of legal proceedings, as well as management business decisions.

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

Interest Rates:

The Company's short-term investments, which approximated $2 million at March 31, 2001, are made up entirely of held to maturity investments, which include mostly corporate bonds. Assuming investment levels remained the same, a one-point change in interest rates would not have a material impact on the Company's interest income. The Company does not enter into interest rate swap agreements.

Foreign Exchange Rates:

Approximately 23% of the Company's revenues in fiscal 2001 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.43 and 1.61 for the nine months ended March 31, 2001 and 2000, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions.

Euro Conversion: The January 1, 1999 adoption of the Euro created a single-currency market in much of Europe. For a transition period from January 1, 1999 through January 1, 2002, the existing local currencies are anticipated to remain legal tender as denominations of the Euro. The Company does not anticipate that its operations will be materially adversely effected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and operations and implemented modifications to its systems to enable the Company to handle Euro invoicing for transactions, which commenced in 1999. The Company anticipates that any additional cost of such modifications should not have a material effect on its consolidated results of operations or liquidity.

                                  MISONIX, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        The United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, its subsidiary LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and the Court affirmed that the lower court did not have the ability to increase damages or award attorney's fees. Mentor may request further relief in the trial court, including interest and damages award and a permanent injunction enjoining further sales of the LySonix 2000. The Company and its co-defendants are considering all alternatives including further legal measures that are available. Accordingly, the Company accrued $5,450,000 for damages, attorney fees and other costs during the third quarter ended March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

              10(gg) - 6% Secured Convertible Debenture of Focus Surgery, Inc.
                       payable to the Company.

              10(hh) - Asset Purchase Agreement dated January 16, 2001, by and among the Company, Fibra-Sonics, Inc., Mary Anne Kirchschlager, James Kirchschlager and James Conrad Kirchschlager.

              10(ii) - Purchase and Sale Agreement, dated July 28, 2000, by and between Cramar Technologies, Inc., Acoustic Marketing Research, Inc. and Randy Muelot.

              10(jj) - 7% Secured Convertible Debenture, dated August 28, 2000, by Hearing Innovations, Inc. payable to the Company.

              10(kk) - 5.1% Secured Convertible Debenture, dated November 7,
                       2000, by Focus Surgery, Inc. payable to the Company.

              10(ll) - Asset Purchase Agreement by and between Perceptron, Inc.
                       and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems, Inc.

              10(mm) - First Amendment to Employment Agreement, dated October
                       13, 2000, by and between the Company and Michael A. McManus, Jr. Exhibit 11 - Computation of Net Earnings Per Share

              Exhibit 11-Computation of Net Earnings Per Share

       (b) On January 8, 2001 the Company filed a Report on Form 8-K under the caption "Item 4. Changes in Registrant's Certifying Accountant."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001

                                       MISONIX, INC.
                                       (Registrant)

                                       By: /s/ Michael A. McManus, Jr.
                                           -------------------------------------
                                           Michael A. McManus, Jr.
                                           President and Chief Executive Officer

                                       By: /s/ Richard Zaremba
                                           -------------------------------------
                                           Richard Zaremba
                                           Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Secretary