Form 10-K/A
period 2000-06-30
MISONIX INC
filed 2001-06-14
CIK 880432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

[ ]                   TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission file number 1-10986

                                  MISONIX, INC.
             (Exact name of registrant as specified in its charter)

                 New York                               11-2148932
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

                     1938 New Highway, Farmingdale, NY 11735
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 631-694-9555

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Issuer's revenues for its most recent fiscal year: $29,042,872.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on September 15, 2000 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $51,843,024.

     There were 5,924,917 shares of Common Stock outstanding at September 15, 2000.

     Forward Looking Statements: This Report contains, or incorporates by reference, certain statements that may be deemed "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors discussed in the Company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

     DOCUMENTS INCORPORATED BY REFERENCE:

                              NONE.

     MISONIX, INC. (the "Company") hereby amends its Report on Form 10-K for the year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 26, 2000, as follows:

          To amend "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K." by (i) refiling the Consolidated Financial Statements for the year ended June 30, 2000 in their entirety and (ii) adding the following exhibits:

     Exhibit
     No.          Description
     -------      -----------

     10(ff) Investment Agreement dated as of May 3, 1999 by and between the Company and Focus Surgery, Inc.

     10(gg) Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations Incorporated.

     10(hh) Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research Inc., (d/b/a Sonora Medical Systems).

     10(ii) Exclusive License Agreement dated as of February, 2000 between the Company and MDA, Inc.

     21           Subsidiaries of the Company.

     23 Consent of independent public accountant to inclusion of report in Form S-8 Registration Statement.

     27           Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 14, 2001                              MISONIX, INC.
                                                 (Registrant)

                                                 By: /s/ Michael A. McManus
                                                    -----------------------
                                                 Michael A. McManus, Jr.
                                                 President and Chief
                                                 Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signatures                          Title                        Date
----------                          -----                        ----


/s/ Michael A. McManus, Jr.         President and Chief
---------------------------         Executive Officer            June 14, 2001
Michael A. McManus, Jr.



/s/ Richard Zaremba                 Vice President, Chief
-------------------                 Financial Officer,
Richard Zaremba                     Treasurer and Secretary      June 14, 2001


/s/ Gary Gelman
---------------
Gary Gelman                         Chairman of the Board
                                    and Director                 June 14, 2001


-----------------------
Howard Alliger                      Director


/s/ Arthur Gerstenfeld                                           June 14, 2001
----------------------
Arthur Gerstenfeld                  Director

                                    Item 14a
                                    --------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         Misonix, Inc. and Subsidiaries

                            Year Ended June 30, 2000

                                                                            Page
                                                                            ----
Report of Independent Auditors ...............................................28
Consolidated Balance Sheets--June 30, 2000 and 1999 ..........................29
Consolidated Statements of Income--Years Ended
  June 30, 2000, 1999 and 1998 ...............................................30
Consolidated Statements of Stockholders' Equity--Years Ended
  June 30, 2000, 1999 and 1998 ...............................................31
Consolidated Statements of Cash Flows--Years Ended
  June 30, 2000, 1999 and 1998.............................................32-33
Notes to Consolidated Financial Statements....................................34
The following consolidated financial statement schedule is included in
  Item 14(d) Schedule II-Valuation and Qualifying Accounts and Reserves.......50


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors
                         ------------------------------


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

                                                           /s/ Ernst & Young LLP


Melville, New York
August 9, 2000

                         Misonix, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                              JUNE 30,
                                                                                   ----------------------------
ASSETS                                                                                 2000            1999
                                                                                   ----------------------------
Current assets:
    Cash and cash equivalents                                                      $  7,069,502    $  8,361,231
    Investments held to maturity                                                      3,021,268       3,987,309
    Accounts receivable, less allowance for doubtful accounts of $200,429 and
         $88,757, respectively                                                        7,277,242       6,073,919
    Inventories                                                                       4,273,223       2,936,960
    Deferred income taxes                                                               167,238         131,788
    Prepaid expenses and other current assets                                           794,473         611,818
                                                                                   ----------------------------
Total current assets                                                                 22,602,946      22,103,025

Property, plant and equipment, net                                                    3,111,112       2,964,778
Deferred income taxes                                                                   286,297         181,484
Goodwill, net of accumulated amortization of $211,516 and $89,463, respectively       2,007,151         502,295
Investment in Focus Surgery, Inc. and Hearing Innovations, Inc. less accumulated
    Amortization of  $233,450 and $25,417 and cumulative equity in losses of
    $531,014 and $68,880, respectively
                                                                                      3,069,536       2,955,703
Other assets                                                                             86,580          71,805
                                                                                   ----------------------------
Total assets                                                                       $ 31,163,622    $ 28,779,090
                                                                                   ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                    $    473,050    $    499,398

  Accounts payable                                                                    2,053,192       2,356,877
  Accrued expenses and other current liabilities                                      1,323,114       2,089,231
  Income taxes payable                                                                1,283,554         272,814
  Current maturities of long-term debt and capital lease obligations                    189,632         162,699
                                                                                   ----------------------------
Total current liabilities                                                             5,322,542       5,381,019
Long-term debt and capital lease obligations                                          1,274,738       1,271,814
Deferred income                                                                         395,060         445,620
Minority interest                                                                       289,094         138,252
Commitments and contingencies (Notes 2, 9 and 12)
   Stockholders' equity:
   Common stock, $.01 par value--shares authorized 10,000,000;
         5,967,817 and 5,927,470 issued                                                  59,678          59,275
   Additional paid-in capital                                                        21,801,969      21,719,553
   Retained earnings (deficit)                                                        2,294,570        (226,326)
   Treasury stock, 42,900 shares in 2000                                               (219,006)           --
   Accumulated other comprehensive loss                                                 (55,023)        (10,117)
                                                                                   ----------------------------
Total stockholders' equity                                                           23,882,188      21,542,385
                                                                                   ----------------------------
Total liabilities and stockholders' equity                                         $ 31,163,622    $ 28,779,090
                                                                                   ============================

See Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                          YEAR ENDED JUNE 30
                                                                   2000            1999          1998
                                                               --------------------------------------------
Net sales                                                      $ 29,042,872    $ 24,767,163    $ 26,764,332

Cost of goods sold                                               15,757,929      12,649,496      12,236,393
                                                               --------------------------------------------
Gross profit                                                     13,284,943      12,117,667      14,527,939

Operating expenses:
    Selling, general and administrative expenses                  8,627,690       7,427,449       7,205,742
    Research and development expenses                             1,372,763       1,002,084         859,419
    Bad debt (recovery) expense                                    (366,612)      2,131,218         201,296
                                                               --------------------------------------------
Total operating expenses                                          9,633,841      10,560,751       8,266,457
                                                               --------------------------------------------
Income from operations                                            3,651,102       1,556,916       6,261,482

Other income (expense):
   Interest income                                                  660,002         601,685         519,727
   Interest expense                                                (154,341)       (107,793)        (75,870)
   Option/license fees                                               24,312         405,510          73,613
   Royalty income                                                   636,657         627,063         630,971
   Amortization of investments                                     (208,033)        (25,417)           --
   Foreign currency exchange (loss) gain                            (10,255)          3,382          (1,873)
   Miscellaneous income (loss)                                        6,033             535          (3,374)
                                                               --------------------------------------------
Income before equity in loss of Focus Surgery,
   Inc., equity in loss of Hearing Innovations, Inc.,
   Minority interest and income taxes                             4,605,477       3,061,881       7,404,676
Equity in loss of Focus Surgery, Inc.                              (421,785)        (68,880)           --
Equity in loss of Hearing Innovations, Inc.                         (40,349)           --              --
Minority interest in net income of consolidated subsidiaries          8,514         (17,130)        (14,159)
                                                               --------------------------------------------
Income before income taxes                                        4,151,857       2,975,871       7,390,517
Income tax provision                                              1,630,961       1,011,113       2,062,136
                                                               --------------------------------------------

Net income                                                     $  2,520,896    $  1,964,758    $  5,328,381
                                                               ============================================
Net income per common share - Basic                            $        .42    $        .34    $        .94
                                                               ============================================
Net income per common share - Diluted                          $        .39    $        .30    $        .81
                                                               ============================================
Weighted average common shares outstanding                        5,937,685       5,862,445       5,690,160
                                                               ============================================

Diluted weighted average common shares outstanding                6,516,387       6,624,009       6,562,157
                                                               ============================================


See Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                     COMMON STOCK
                                   $.01 PAR VALUE                    TREASURY STOCK
                                   --------------                    --------------
                                  NUMBER                         NUMBER
                                OF SHARES      AMOUNT          OF SHARES       AMOUNT
                                -----------------------------------------------------------
Balance, June 30, 1997          5,672,154   $     56,722            --      $       --
Net income                           --             --              --              --
Foreign currency
translation
     Adjustment                      --             --              --              --

Comprehensive income                 --             --              --              --

Exercise of employee                2,250             22            --              --
options
Exercise of warrants               93,276            933            --              --
                                -----------------------------------------------------------
Balance, June 30, 1998          5,767,680         57,677            --              --
Net income                           --             --              --              --
Foreign currency
translation
     Adjustment                      --             --              --              --

Comprehensive income                 --             --              --              --

Exercise of employee              159,750          1,598            --              --
options
Exercise of warrants                   40           --              --              --
Non-cash compensation charge         --             --              --              --
                                -----------------------------------------------------------
BALANCE, JUNE 30, 1999          5,927,470         59,275            --              --
NET INCOME                           --             --              --              --
FOREIGN CURRENCY
TRANSLATION
     ADJUSTMENT                      --             --              --              --

COMPREHENSIVE INCOME                 --             --              --              --

EXERCISE OF EMPLOYEE               40,347            403            --              --
OPTIONS
PURCHASE OF TREASURY STOCK           --             --           (42,900)       (219,006)
NON-CASH COMPENSATION                --             --              --              --
CHARGE
                                -----------------------------------------------------------
BALANCE, JUNE 30, 2000          5,967,817   $     59,678         (42,900)   $   (219,006)
                                ===========================================================


                                                                   ACCUMULATED
                                  ADDITIONAL        RETAINED          OTHER           TOTAL
                                    PAID-IN         EARNINGS      COMPREHENSIVE   STOCKHOLDERS'
                                    CAPITAL         (DEFICIT)     INCOME (LOSS)      EQUITY
                               ---------------------------------------------------------------
Balance, June 30, 1997            $ 21,370,945    $ (7,519,465)   $     (1,130)   $ 13,907,072
Net income                                --         5,328,381            --         5,328,381
Foreign currency
translation
     Adjustment                           --              --             3,473           3,473
                                                                                  ------------
Comprehensive income                      --              --              --         5,331,854
                                                                                  ------------
Exercise of employee                    13,479            --              --            13,501
options
Exercise of warrants                      (933)           --              --              --
                               ---------------------------------------------------------------
Balance, June 30, 1998              21,383,491      (2,191,084)          2,343      19,252,427
Net income                                --         1,964,758            --         1,964,758
Foreign currency
translation
     Adjustment                           --              --           (12,460)        (12,460)
                                                                                  ------------
Comprehensive income                      --              --              --         1,952,298
                                                                                  ------------
Exercise of employee                   314,527            --              --           316,125
options
Exercise of warrants                      --              --              --              --
Non-cash compensation charge            21,535            --              --            21,535
                               ---------------------------------------------------------------
BALANCE, JUNE 30, 1999              21,719,553        (226,326)        (10,117)     21,542,385
NET INCOME                                --         2,520,896            --         2,520,896
FOREIGN CURRENCY
TRANSLATION
     ADJUSTMENT                           --              --           (44,906)        (44,906)
                                                                                  ------------
COMPREHENSIVE INCOME                      --              --              --         2,475,990
                                                                                  ------------
EXERCISE OF EMPLOYEE                    71,648            --              --            72,051
OPTIONS
PURCHASE OF TREASURY STOCK                --              --              --          (219,006)
NON-CASH COMPENSATION                   10,768            --              --            10,768
CHARGE
                               ---------------------------------------------------------------
BALANCE, JUNE 30, 2000            $ 21,801,969    $  2,294,570    $    (55,023)   $ 23,882,188
                               ===============================================================

See Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                          YEAR ENDED JUNE 30
                                                                 2000            1999             1998
                                                             --------------------------------------------
OPERATING ACTIVITIES
Net income                                                   $  2,520,896    $  1,964,758    $  5,328,381
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
     Bad debt (recovery) expense                                 (366,612)      2,131,218         201,296
     Deferred income tax (benefit) expense                       (140,263)        215,740        (439,012)
     Depreciation and amortization                                793,205         409,893         289,130
     Loss on disposal of equipment                                 58,289            --              --
     Non-cash compensation charge                                  10,768          21,535            --
     Deferred income                                              (50,560)       (381,288)         79,857
     Foreign currency loss (gain)                                  10,255          (3,382)          1,873
     Minority interest in net income of subsidiaries               (8,514)         17,130          14,159
     Equity in loss of Focus Surgery, Inc.                        421,785          68,880            --
     Equity in loss of Hearing Innovations, Inc.                   40,349            --              --
     Change in operating assets and liabilities:
        Accounts receivable                                      (579,502)        (43,598)     (6,054,994)
        Inventories                                              (724,510)         74,953        (705,774)
        Prepaid expenses and other current assets                (330,587)        533,033         102,881
        Other assets                                              (16,065)         12,196           5,286
        Accounts payable and accrued expenses                  (1,670,172)      1,660,364        (526,472)
        Income taxes payable                                    1,010,740      (1,305,975)      1,594,041
                                                             --------------------------------------------
Net cash provided by (used in) operating activities               979,502       5,375,457        (109,348)
                                                             --------------------------------------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                     (317,667)     (1,976,842)       (392,834)
Proceeds from sale of equipment                                   110,617            --              --
Purchases of investments held to maturity                      (3,004,064)    (15,804,837)     (9,904,461)
Redemption of investments held to maturity                      3,970,105      18,225,000       9,864,584
Purchase of Labcaire stock                                       (173,777)       (129,172)       (119,187)
Cash paid for investment in Hearing Innovations, Inc.            (384,000)           --              --
Cash paid for investment in Focus Surgery, Inc.                      --        (3,050,000)           --
Loans to Hearing Innovations, Inc., net                          (261,867)       (250,000)           --
Cash paid for acquisition of Sonora Medical Systems, Inc.,
  net of cash acquired                                         (1,463,789)           --              --
                                                             --------------------------------------------
Net cash used in investing activities                          (1,524,442)     (2,985,851)       (551,898)
                                                             --------------------------------------------

                         Misonix, Inc. and Subsidiaries


FINANCING ACTIVITIES
(Payments of) proceeds from short-term borrowings, net             (26,348)       (35,488)        33,387
Payment of revolving line of credit                               (222,388)          --             --
Principal payments on capital lease obligations                   (243,119)      (148,713)      (200,841)
Proceeds from long-term debt                                          --        1,283,256           --
Payment of long-term debt                                          (52,818)       (27,388)          --
Proceeds from exercise of stock options                             72,051        316,125         13,501
Purchase of treasury stock                                        (219,006)          --             --
                                                               -----------------------------------------
Net cash (used in) provided by financing activities               (691,628)     1,387,792       (153,953)
                                                               -----------------------------------------

Effect of exchange rate changes on cash and cash equivalents       (55,161)        (9,078)        (1,720)
                                                               -----------------------------------------
Net (decrease) increase in cash and cash equivalents            (1,291,729)     3,768,320       (816,919)
Cash and cash equivalents at beginning of year                   8,361,231      4,592,911      5,409,830
                                                               -----------------------------------------
Cash and cash equivalents at end of year                       $ 7,069,502    $ 8,361,231    $ 4,592,911
                                                               =========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                  $   154,341    $    99,750    $    75,870
                                                               =========================================
Income taxes paid                                              $   931,437    $ 1,962,872    $   928,361
                                                               =========================================
NON-CASH INVESTING ACTIVITIES:
Conversion of notes receivable from Hearing Innovations        $   400,000           --             --
  To common stock
                                                               =========================================


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

REVENUE RECOGNITION

The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenue on shipments to distributors in the same manner as with other customers.

LONG-LIVED ASSETS

The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2000.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


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

NET INCOME PER SHARE

Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share." The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                           2000              1999             1998
                                                           ----              ----             ----
Weighted average common shares outstanding              5,937,685         5,862,445         5,690,160
Dilutive effect of stock options                          578,702           761,564           871,997
                                                        ---------         ---------         ---------
Diluted weighted average common shares outstanding      6,516,387         6,624,009         6,562,157
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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


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

LABCAIRE SYSTEMS, LTD.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


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

Summarized financial information of Focus Surgery, Inc. as of and for the year ended June 30, 2000 is as follows:

          Condensed Income Statement Information            Fiscal 2000
          --------------------------------------            -----------
          Sales                                             $   300,016
          Gross profit                                      $   215,409
          Net earnings                                      $(2,108,913)

          Condensed Balance Sheet Information               Fiscal 2000
          -----------------------------------               -----------
          Current assets                                    $ 1,120,071
          Non Current assets                                $   626,947
          Current liabilities                               $   433,487
          Non Current Liabilities                           $ 1,390,106
          Preferred stock                                   $ 4,038,707

3. INVENTORIES

Inventories are summarized as follows:

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


                                                  JUNE 30,
                                            2000           1999
                                       -----------------------------
               Raw materials            $2,321,828      $2,111,270
               Work-in-process             362,664         331,744
               Finished goods            1,588,731         493,946
                                       -----------------------------
                                        $4,273,223      $2,936,960
                                       =============================


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                           JUNE 30,
                                                      2000          1999
                                                  -----------    -----------
Buildings                                         $ 1,789,051    $ 1,789,051
Machinery and equipment                             1,567,888      1,994,619
Furniture and fixtures                                472,932        605,430
Automobiles                                           417,778        391,330
Leasehold improvements                                 52,588        269,414
                                                  -----------    -----------
                                                    4,300,237      5,049,844

Less: Accumulated depreciation and amortization    (1,189,125)    (2,085,066)
                                                  -----------    -----------
                                                  $ 3,111,112    $ 2,964,778
                                                  ===========    ===========


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

7. DEBT

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


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

At June 30, 2000, future principal maturities of long-term debt are as follows:


                2001                   $   45,519
                2002                       57,452
                2003                       61,926
                2004                       66,735
                2005                       71,925
              Thereafter                  899,493
                                          -------
                                       $1,203,050
                                       ==========

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accrued expenses and other current liabilities:

                                                 JUNE 30,
                                           2000             1999
                                       ----------------------------
Accrued payroll and vacation           $  111,764        $  169,367
Accrued sales tax                          29,638           113,696
Accrued commissions and bonuses           413,292           419,833
Customer deposits                         278,635           942,119
Accrued professional fees                 117,640           169,963
Warranty                                  309,766            88,670
Other                                      62,379           185,583
                                       ----------        ----------
                                       $1,323,114        $2,089,231
                                       ==========        ==========

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

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2000:

                                                Capital      Operating
                                                Leases        Leases
                                              ----------    ----------
2001                                          $  159,992    $  544,390
2002                                             110,450       597,704
2003                                              21,523       602,157

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



2004                                                --         592,123
2005                                                --         593,664
                                              ----------    ----------
Total minimum lease payments                     291,965    $2,930,038
                                                            ==========
Amounts representing interest                    (30,645)
                                              ----------
Present value of net minimum lease payments
(including current portion of $144,113)       $  261,320
                                              ==========


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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

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

Pro forma information regarding net income per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.70 % to 6.52%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 87%, 88% and 100%; and a weighted-average expected life of the options of five years for the years ended June 30, 2000, 1999 and 1998, respectively.

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

The Company's pro forma information is as follows:

                                     2000           1999           1998

Net Income:   As Reported         $2,520,896     $1,964,758     $5,328,381
              Pro Forma            1,908,019      1,313,964      4,040,160
Basic EPS:    As Reported                .42            .34            .94
              Pro Forma                  .32            .22            .71
Diluted EPS:  As Reported                .39            .30            .81
              Pro Forma                  .26            .18            .56

As required by Statement 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1996. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

The following table summarizes information about stock options and warrants outstanding at June 30, 2000, 1999 and 1998:


                                OPTIONS                                  WARRANTS
                   ---------------------------------------------------------------------------
                                         WEIGHTED AVG.                       WEIGHTED AVG.
                       SHARES           EXERCISE PRICE         SHARES       EXERCISE PRICE
                   ---------------------------------------------------------------------------
June 30, 1997          1,098,750          $    1.41            240,000          $   4.00
Granted                  125,000              14.80               --             --
Exercised                 (2,250)              6.00            (93,276)             4.00
Canceled                 (37,500)              4.33           (146,684)             4.00
                   ---------------------------------------------------------------------------
June 30, 1998          1,184,000               2.72                 40              4.00

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Granted                  469,650               4.20               --             --
Exercised               (159,750)              1.98                (40)             4.00
Canceled                 (81,850)             14.06               --             --
                   ---------------------------------------------------------------------------
June 30, 1999          1,412,050               2.70               --             --
                   ---------------------------------------------------------------------------
Granted                   48,695               6.91               --             --
Exercised                (40,347)              1.79               --             --
Canceled                 (66,378)              8.10               --             --
                   ---------------------------------------------------------------------------
June 30, 2000          1,354,020          $    2.62               --            $--
                   ===========================================================================



                                                   2000      1999        1998

                                                   -----     -----      ------
Weighted average fair value of options granted     $4.97     $3.02      $11.47

The following table summarizes information about stock options outstanding at June 30, 2000:

                                                            Weighted Average
                        Options              Options           Remaining
 Exercise Price       Outstanding          Exercisable    Contractual Life (Yrs)
--------------------------------------------------------------------------------
$   .73                  778,500            778,500                7
$  2.17 -  5.31          444,250            398,000                8
$  5.50 -  7.57          106,270            102,010                5
$ 12.33 -18.50            25,000             25,000                7
                          ------             ------
                       1,354,020          1,303,510
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

13. GEOGRAPHIC INFORMATION

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


                                      Year ended June 30,
                              2000             1999             1998
                          ---------------------------------------------
United States             $18,323,363      $16,451,095      $19,465,196
Canada and Mexico           2,772,413          428,777          265,474
Europe                      6,729,398        6,927,140        5,883,431
Asia                          652,841          633,422          785,520
Middle East                   333,904          167,042          179,911
Other                         230,953          159,687          184,800
                          ---------------------------------------------
                          $29,042,872      $24,767,163      $26,764,332
                          =============================================



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

Significant components of the Company's deferred tax assets and liabilitlies at June 30 are as follows:

                                         2000            1999
                                    -----------------------------
Deferred tax assets:
  Bad debt reserves                 $    46,757       $    32,840
  Inventory valuation                    89,016            98,948
  License fee income                    146,172           155,168
  Investments                           157,126              --
  Non-cash compensation charge        1,681,502         1,681,502
  Other                                  31,465            32,216
                                    -----------------------------
Total deferred tax assets             2,152,038         2,000,674
Valuation allowance                  (1,681,502)       (1,681,502)
Deferred tax liabilities:

  Depreciation                          (17,001)           (5,900)
                                    -----------------------------
Net deferred tax asset              $   453,535       $   313,272
                                    =============================

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements




Significant components of the income tax expense (benefit) attributable to operations for the years ended June 30 are as follows:

                            2000                1999             1998
                       ----------------------------------------------------
Current:
  Federal              $ 1,527,297          $   616,540         $ 2,079,837
  State                    218,911               88,928             353,042
  Foreign                   25,016               89,905              68,269
                       ----------------------------------------------------
Total current            1,771,224              795,373           2,501,148
Deferred:
  Federal                 (128,890)             166,120            (339,237)
  State                    (11,373)              49,620             (99,775)
                       ----------------------------------------------------
Total deferred            (140,263)             215,740            (439,012)
                       ----------------------------------------------------
                       $ 1,630,961          $ 1,011,113         $ 2,062,136
                       ====================================================



The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense for the periods ended June 30 is as follows:

                                    2000           1999           1998
                                -----------------------------------------
Tax at statutory rates          $ 1,411,631    $ 1,011,796    $ 2,512,776
State income taxes, net
   of federal benefit               144,481         91,442        167,182
Foreign tax rate differential       (54,534)       (55,000)       (36,500)
Valuation allowance                    --             --         (943,900)
Goodwill                             41,480          9,623          7,609
Travel and entertainment              4,787          8,339         37,100
Other                                83,116        (55,087)       317,869
                                -----------------------------------------
                                $ 1,630,961    $ 1,011,113    $ 2,062,136
                                =========================================

16. LICENSING AGREEMENTS FOR MEDICAL TECHNOLOGY

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


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

In October 1996, the Company entered into a License Agreement ("the USS License") with United States Surgical Corporation ("USS"), for a twenty-year period, covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Also as part of the USS License, the Company was reimbursed for certain product development expenditures (as defined in the USS License) the amount of which was $53,563, $61,800 and $278,231 in the years ended June 30, 2000, 1999 and 1998, respectively.

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

Schedule II
-----------

                                  Misonix, Inc.
                 Valuation and Qualifying Accounts and Reserves
                    Years ended June 30, 2000, 1999 and 1998

        Column A              Column B            Column C             Column D            Column E
                             Balance at      Additions Charged         Additions          Balance at
                             Beginning          to cost and          (deductions)-          end of
      Description            of period            expenses             describe             period
---------------------------------------------------------------------------------------------------------
     Allowance for
   doubtful accounts:
  Year ended June 30:

         2000                  $ 88,757         $ (366,612)            $   478,284         $ 200,429

         1999                  $240,911         $2,131,218             $(2,283,372)(1)     $  88,757

         1998                  $ 65,876         $  201,296             $   (26,261)(1)     $ 240,911


(1)  Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX

Exhibit
No.               Description
-------           -----------

10(ff) Investment Agreement dated as of May 3, 1999 by and between the Company and Focus Surgery, Inc.

10(gg) Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations Incorporated.

10(hh) Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research Inc., (d/b/a Sonora Medical Systems).

10(ii) Exclusive License Agreement dated as of February, 2000 between the Company and MDA, Inc.

21                Subsidiaries of the Company.

23 Consent of independent public accountant to inclusion of report in Form S-8 Registration Statement.

27                Financial Data Schedule.