Form 10-K
period 2001-06-30
MISONIX INC
filed 2001-10-15
CIK 880432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)

   [x]                  ANNUAL REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

   [ ]                TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission file no. 1-10986

                                  MISONIX, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                        New York                         11-2148932
               ---------------------------           ------------------
             (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)         Identification No.)

         1938 New Highway, Farmingdale, New York            11735
        ----------------------------------------        ------------
        (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (631) 694-9555

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

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

Issuer's revenues for its most recent fiscal year:  $30,757,519

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2001 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $36,355,181.

There were 6,049,115 shares of Common Stock outstanding at September 30, 2001.

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

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Misonix, Inc. ("Misonix" or the "Company") is a New York corporation, which, through its predecessors, was first organized in 1959. The Company designs, manufactures and markets ultrasonic medical devices. The Company also develops and markets ultrasonic equipment for use in the scientific and industrial markets, ductless fume enclosures for filtration of gaseous contaminates, and environmental control products for the abatement of air pollution.

The Company's operations outside the United States, consists of a 94.65% ownership in Labcaire Systems, Ltd. ("Labcaire"), which is based in North Somerset, England. This business consists of designing, manufacturing and marketing air-handling systems for the protection of personnel, products and the environment from airborne hazards.

In fiscal 2001, approximately 26% of the Company's net sales were to foreign markets. Labcaire, which acts as the European distributor of the Company's industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products, represents approximately 85% of the Company's net sales to foreign markets. Sales by the Company in other major industrial countries are made through distributors.

There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by Misonix in the United States. Labcaire experiences minimal currency exposure since major portions of its revenues are from the United Kingdom. Labcaire revenues outside the United Kingdom are remitted in British Pounds.

Misonix's 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. ("Sonora"), represents approximately 15% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit and are remitted in US currency.

MEDICAL DEVICES

In October 1996, the Company entered into a twenty-year license agreement (the "USS License") with United States Surgical Corporation ("USS"), covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive world-wide marketing and sales rights for this technology and device. The Company received $100,000 under the option agreement preceding the USS License. Under the USS License, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company has received aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Licensing fees from the USS License are amortized over the term of the USS License. Also as part of the USS License, the Company was reimbursed for certain product development expenditures. There was no reimbursement for the fiscal year ended June 30, 2001. The amount of reimbursement was $53,563 and $61,800 for the fiscal years ended June 30, 2000 and 1999, respectively. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $7,685,000, $7,849,000 and $8,743,000 during the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

On March 30, 2000, the Company, Medical Device Alliance, Inc. ("MDA") and LySonix, Inc. ("LySonix"), a subsidiary of MDA, signed a new ten-year exclusive License Agreement ("MDA Agreement") for the worldwide marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement calls for LySonix to purchase the soft tissue aspirators from Misonix and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. The new agreement has the following five major differences from the prior agreement entered into in 1995: minimum annual product quantity purchases; an escrow provision that will constitute guarantee of payment under all circumstances; provisions for a minimal amount of capital infusion directly into marketing and selling of the product; provisions for funding a specific number of sales people over a specific period of time; and requires new management with extensive experience in aesthetic and cosmetic surgery applications. Effective July 1, 2001, the MDA Agreement has become a non-exclusive agreement due to the failure of MDA/LySonix to meet purchase requirements and other terms of the MDA Agreement.

A competitor, Mentor Corporation ("Mentor"), instituted an action against the Company, MDA, and LySonix for patent infringement (see "Legal Proceedings" for a further discussion of this matter).

Fibra Sonics, Inc.
------------------
On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately-held producer and marketer of ultrasonic medical devices for approximately $1,900,000. In addition to the purchase price, contingent consideration of up to, but not exceeding, $1,120,000, may be made based upon sales generated during the consecutive twelve months commencing June 1, 2001. In the event any additional payments are made to Fibra Sonics, such payments will be recorded as additional goodwill. Subsequent to the acquisition, the Company relocated the assets of Fibra Sonics to the Company's Farmingdale facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities have been initially recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($1,723,208 plus acquisition costs of $144,696, which includes a broker fee of $100,716) over the fair value of net assets acquired of $1,741,734 is being treated as goodwill and is being amortized on a straight-line basis over a period of 5 years. This acquisition gives the Company access to three important new medical markets, namely, neurology with its Neuro Aspirator product, urology and ophthalmology and also strengthens the Company's current presence in the cosmetic surgery market with the sale of the Soft Tissue Aspirator.

Focus Surgery, Inc.
-------------------
On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. ("Focus") to obtain a 20% equity position in Focus for $3,050,000. The agreement provides for a series of development and manufacturing agreements whereby Misonix would upgrade existing Focus products and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. There have been 1,500 patients successfully treated for Benign Prostatic Hyperplasia ("BPH") outside the U.S. utilizing the Sonablate(R). In the U.S., the Sonablate(R) completed Phase III clinical trials for the noninvasive treatment of BPH, commonly known as enlarged prostate. The Company is also utilizing HIFU technology to successfully treat prostate cancer in Japan. There have been 35 people successfully treated in Japan. In addition, Misonix has the right of first refusal utilizing HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney. In December 2000, Focus Surgery received Investigational Device Exemption ("IDE") from the FDA to treat 40 patients for prostate cancer; these comprise 20 patients who have never been treated and 20 patients who have been successfully treated by another modality. The IDE will be conducted at Indiana University Medical Center and Case Western Reserve Medical Center.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus Surgery, due December 22, 2002 (the "5.1% Focus Debenture"). The 5.1% Focus Debenture is convertible into 250 shares of Focus Surgery preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture is not retired by Focus Surgery. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture's principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus Surgery's right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. During the fourth quarter of fiscal 2001, the Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2001 of $308,991. The related bad debt expense has been included in loss on impairment of investment in the accompanying consolidated statement of operations. The Company believes the loan is impaired since the Company does not anticipate the 5.1% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus Surgery, due May 25, 2003 (the "6% Focus Debenture"). The 6% Focus Debenture is convertible into 250 shares of Focus Surgery preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion rate of $1,200 per share, if the 6% Focus Debenture is not retired by Focus Surgery. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture's principal amount. The 6% Focus Debenture is secured by a lien on all of Focus Surgery's right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6% Focus Debenture. During the fourth quarter of fiscal 2001, the Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2001 of $303,667. The related bad debt expense has been included in loss on impairment of investment in the accompanying consolidated statement of operations. The Company believes the loan is impaired since the Company does not anticipate the 6% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

The Company's portion of the net losses of Focus Surgery were recorded since the date of acquisition in accordance with the equity method of accounting. During the fourth quarter of fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2001 and 2000 is $0 and $2,381,418, respectively.

Hearing Innovations, Inc.
-------------------------
On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to purchase additional shares that would bring the Company's interest in Hearing Innovations to over 15% were also a part of this agreement. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of investment ($750,000 plus acquisition costs of $34,000) was being amortized on a straight line basis over its estimated useful life of 10 years. Hearing Innovations is focusing on multiple applications for its patented supersonic bone conduction hearing technology. The HiSonic(R) is a 510(k) approved (FDA approved) noninvasive hearing device that processes audible sounds into supersonic vibrations that can be heard and understood as speech through bone conduction. For the profoundly deaf, the HiSonic(R)is the only known available alternative therapy to cochlear implant surgery. HiSonic(R)is completely noninvasive and may cost 80% less than surgery. Tinnitus is characterized by constant sound in the ear that can range from a metallic ringing, buzzing, popping or nonrhythmic beating. Currently, it is estimated that 50 million people suffer from Tinnitus, of which approximately 12 million cases are considered severe. There are currently no cures but only temporary relief. Hearing Innovations has tested an ultrasound device, which has resulted in 71% of patients tested achieving either partial or complete masking as well as partial residual inhibition. Hearing Innovations has submitted a 510(k) to the FDA application for the Tinnitus product.

During the fourth quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations was required to pay the Company amounts of $24,000 due July 1, 2000, $45,000 due July 15, 2000, $29,000 due July 15,
2000 and $13,000 due July 15, 2000. During the first quarter of fiscal 2001, the Company entered into an additional four loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $39,000, $13,000, $13,000 and $13,000 due September 15, 2000. All notes bore interest at 8% per annum. The notes were secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. No payments were made on the above notes. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating approximately $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002 (the "Hearing Debenture") and warrants to acquire 66,667 shares of Hearing Innovations common stock at $2.25 per share. The Hearing Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing Debenture's principal amount. The warrants expire August 27, 2002. If the Company were to convert the Hearing Debenture and exercise all warrants, including those previously outstanding, the Company would hold an approximately 20% interest in Hearing Innovations. During the fourth quarter of fiscal 2001, the Company recorded an allowance against the entire debenture balance of principal and accrued interest due at June 30, 2001 of $316,625. The related bad debt expense has been included in loss on impairment of investment in the accompanying consolidated statement of operations. The Company believes the Hearing Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations, was required to pay the Company amounts of $397,678 due May 30, 2002. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. During the fourth quarter of fiscal 2001, the Company recorded an allowance against the entire balance of $397,678 due at June 30, 2001. The related bad debt expense has been included in loss on impairment of investment in the accompanying consolidated statement of operations. The Company believes the loans are impaired since the Company does not anticipate these loans will be paid in accordance with the contractual terms of the loan agreements.

The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During the fourth quarter of fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $579,069. The net carrying value of the investment at June 30, 2001 and 2000 is $0 and $688,118, respectively.

Sonora Medical Systems, Inc.
----------------------------
On November 16, 1999, the Company acquired a 51% interest in Sonora for $1,400,000. Sonora authorized and issued new common stock for the 51% interest. Sonora is utilized the proceeds of such sale to increase inventory and expand marketing, sales and research and development efforts. An additional 4.7% was acquired from the principals of Sonora on February 25, 2000, for $208,000, bringing the acquired interest to 55.7%. The principals of Sonora sold an additional 34.3% to Misonix on June 1, 2000 for approximately $1,407,000, bringing the acquired interest to 90%. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. Sonora also has developed a three dimensional real time plug and play device in conjunction with BioMedcom, LTD. The acquisition of Sonora was accounted for under the purchase method of accounting. Accordingly, results of operations for Sonora are included in the consolidated statement of operations from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,957,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired of $1,622,845 is being amortized on a straight-line basis over a period of 5 years.

On October 12, 2000, the Company's subsidiary, Sonora, acquired the assets of Sonic Technologies Laboratory Services ("Sonic Technologies"), an ultrasound acoustic measurement and testing laboratory for approximately $320,000. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $51,219, which includes a broker fee of

$25,000) over the fair value of net assets acquired of $301,219 is being amortized on a straight-line basis over a period of 10 years.

On July 27, 2000, Sonora acquired 100% of the assets of CraMar Technologies, Inc. ("CraMar"), an ultrasound equipment servicer for approximately $311,000. The assets of the Colorado-based, privately-held operations of CraMar were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($272,908 plus acquisition costs of $37,898, which includes a broker fee of $25,000) over the fair value of net assets acquired of $257,899 is being amortized on a straight-line basis over a period of 5 years.

INDUSTRIAL PRODUCTS

The Company's other revenue-producing activities consist of the manufacturing and sale of the Sonicator(R) ultrasonic liquid processor and cell disrupter, the distribution of other ultrasonic equipment for scientific and industrial purposes, the manufacturing and sale of Aura ductless fume enclosures for filtration of gaseous contaminants and the manufacture and sale of Mystaire scrubbers for the abatement of air pollution.

The Sonicator device is used to disrupt cells and bacteria. Similar procedures are used in biotechnology in the production of medications and chemicals. The Sonicator is also used in the acceleration of chemical reactions and the extraction of proteins from cells such as Ecoli and Yeast. Sonication can strip away the outer coating of a virus and fragment DNA for immunological studies. It is also widely applied in manufacturing pharmaceuticals, homogenizing pigments and dyes and improving the quality and consistency of these products. All these processes are accomplished through the use of ultrasound, which creates a reaction, called cavitation.

The Aura fume enclosures are ductless filtration and containment hoods which are portable and easy to install. They work through forcing contaminated air through a filter process that extracts the contaminants and introduces clean air back into the environment. They eliminate the ductwork that is otherwise necessary for exhausting to the outside air. The enclosures are sold to clinical, research, educational and industrial laboratories for various industrial purposes. Laboratory applications include working with organic solvents and radioisotopes, chemical storage, chemical dispensing, pathology and histology. Industrial markets for the product line include the pharmaceutical, semiconductor manufacturing and asbestos containment industries. The fume enclosures are a general purpose recirculating system with activated carbon filters that purify air and remove airborne fumes, odors and particulates.

The technology used in the Aura ductless fume enclosures has been adapted for specific uses in the crime laboratory. The Forensic Evidence Cabinet protects wet evidence from contamination while it is drying and simultaneously protects law enforcement personnel from evidence that can be noxious and hazardous. The Cyanoacrylate (liquid glue) Fuming Chamber is used by fingerprinting experts to develop fingerprints on non-porous surfaces. The highly hazardous cyanoacrylate fumes must be safely controlled during the process.

The Mystaire scrubber is an air pollution abatement system, which removes difficult airborne contaminants emitted from laboratory and industrial processes. The contaminants are emulsified in a liquid and cleansed through a series of filteres material. The scrubber operates on a broad range of contaminants and is particularly effective on gaseous contaminants such as acid gases, mists, particulate matter, negative gases and sulfur oxides. The Company also manufactures a range of "point of use" scrubbers for the microelectronics industry. This equipment eliminates low levels of toxic and noxious contaminants arising from silicon wafer production.

In June 1992, the Company initially acquired an 81.4% interest in Labcaire for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being amortized over 25 years.

Currently, the Company owns a 94.65% interest in Labcaire. The balance of the capital stock of Labcaire is owned by four executives who have, under a purchase agreement (the "Labcaire Agreement"), agreed to sell one-seventh of their total holdings of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. Under the Labcaire Agreement, the Company is required to repurchase such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year. Pursuant to the Labcaire Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company for approximately $102,000 in October 1996 for the year ended June 30, 1997, 9,286 shares (2.65%) were purchased by the Company for approximately $119,000 in October 1997 for the year ended June 30, 1998, 9,286 shares (2.65%) were purchased by the Company for approximately $129,000 in October 1998 for the year ended June 30, 1999, 9,286 shares (2.65%) were purchased by the Company for approximately $174,000 in October 1999 for the year ended June 30, 2000, 9,286 shares (2.65%) were purchased by the Company for approximately $117,000 in October 2000 for the year ending June 30, 2001 and 9,286 shares (2.65%) will be purchased by the Company for approximately $94,000 for the year ending June 30, 2002. The effective date of this transaction is expected to be October 2001. As per the Labcaire Agreement, the Company is obligated to purchase 2.65% for the next three years until the Company owns 100% of Labcaire.

Labcaire's business consists of designing, manufacturing, and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. These systems work similar to the Aura fume enclosures where they extract noxious disinfectant fumes through a series of filters to introduce clean air back into the environment. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by the Company in the United States. Labcaire experiences minimal currency exposure since a major portion of its revenues are from the United Kingdom. Revenues outside the United Kingdom are remitted in British Pounds. Labcaire is also the European distributor of the Company's ultrasonic industrial products. The present management of Labcaire consists of four executives/minority interest shareholders with experience in chemical containment and air handling technologies. Labcaire manufactures class 100 biosafety hazard enclosures used in laboratories to provide sterile environments and to protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its trade name. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system ("Autoscope"). The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes. Future improvements are expected to include new features such as single channel flow monitoring, all improvements will be compliant with the latest UK standards.

The Company's products are proprietary in that they primarily utilize ultrasound as a technology base to solve both industrial and medical issues. The Company has technical expertise in ultrasound and utilizes ultrasound in many applications, which management believes makes the Company unique. The Company's ultrasound technology is the core surrounding its business model.

MARKET AND CUSTOMERS

Medical Devices

The Company relies on its licensee, USS, for marketing its ultrasonic surgical device. The Company relies on direct salespersons, distributors, such as AESCULAP and CIRCON, and manufacturing representatives for the marketing of its other medical products. The Company relies on its licensee MDA/LySonix for marketing the Company's soft tissue aspirator for aesthetic and cosmetic surgery applications (LySonix 2000).

Sonora relies on direct sales persons and distributors for the marketing of its ultrasonic medical devices. Focus Surgery plans to sell and market its products for BPH, once approved by the FDA, through a distribution partner in the US and is currently utilizing a distribution partner in Japan and Europe. Hearing Innovations plans on marketing and selling its products to the profoundly deaf through distribution partners.

Industrial Products

The Company relies on direct salespersons, distributors, manufacturing representatives and catalog listings for the marketing of its industrial products. The Company currently sells its products through five manufacturing representatives and ten distributors in the United States. The Company currently employs direct sales persons who operate outside the Company's offices and conducts direct marketing on a regional basis.

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

The Company views a wide range of industries as prospective customers for its pollution abatement scrubbers. Scrubbers are usable in any industry or environment in which airborne contaminants are created and, in particular, semiconductor manufacturing, chemical processing and pharmaceuticals industries.

In fiscal 2001, approximately 26% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products. Sales by the Company in other major industrial countries are made through distributors.

MANUFACTURING AND SUPPLY

Medical Devices

The Company manufactures and assembles its medical devices at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.

Sonora manufactures and refurbishes its products at its facility in Longmont, Colorado. Sonora is not dependent upon any single source of supply and has no long-term supply agreements. The Company does not believe that Sonora will encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.

The Company is not dependent upon any single source of supply and has no long-term supply agreements.

Industrial Products

The Company manufactures and assembles the majority of its industrial products at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company believes that Sonora will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs. The Company is not dependent upon any single source of supply and has no long-term supply agreements.

Labcaire manufactures and assembles its products at its facility located in North Somerset, England. Labcaire is not dependent upon any single source of supply and has no long-term supply agreements. The Company does not believe that Labcaire will encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs. Labcaire is not dependent upon any single source of supply and has no long-term supply agreements.

COMPETITION

Medical Devices

Competition in the medical and medical device industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company's. Some of the Company's major competitors for our medical products are Johnson & Johnson, Inc., ESC Medical Systems, Inc. and Surgical Medical Technologies, Inc.

Industrial Products

Competitors in the ultrasonic industry for industrial products range from large corporations with greater production and marketing capabilities to smaller firms specializing in single products. The Company believes that its significant competitors in the manufacturing and distribution of industrial ultrasonic devices are Branson Ultrasonics, a division of Emerson Electric Co., and Sonics & Materials, Inc. It is possible that other companies in the industry are currently developing products with the same capabilities as those of the Company. The Company believes that the features of its Sonicator and the Company's customer assistance in connection with particular applications give the Sonicator a competitive advantage over comparable products.

Competitors in the air pollution abatement industry range from large, multi-national corporations with greater production and marketing capabilities whose financial resources are substantially greater and, in many cases, whose share of the air pollution abatement market is significant as well as small firms specializing in single products. The Company believes that its principal competitors in the manufacturing and distribution of scrubbers are Ceilcote, a division of ITEQ, Inc., and Duall Division, a division of Met-Pro Corporation. The principal competitors for the ductless fume enclosure are Captair, Inc., Astec/Air Science Technologies, and Air Cleaning Systems, Inc. The Company believes that specific advantages of its scrubbers include efficiency, price and customer assistance and that specific advantages of its fume enclosures include efficiency and other product features, such as durability and ease of operation.

PATENTS, TRADEMARKS, TRADE SECRETS AND LICENSES

Pursuant to a royalty free license agreement with an unaffiliated third party, the Company has the right to use the trademark "Sonicator" in the United States. The Company also owns trademark registrations for Mystaire in both England and Germany.

The following is a list of the U.S. patents, which have been issued to the
Company:

Number                                 Description                           Issue Date           Expiration Date
------                                 -----------                           ----------           ---------------
4,920,954            Cavitation Device - relating to the Alliger             05/01/1990             08/05/2008
                     System for applying ultrasonic arteries using a
                     generator, transducer and titanium wire.

5,026,167            Fluid  Processing  -  relating  to the  Company's       06/25/1991             10/19/2009
                     environmental control product line for
                     introducing ozone and liquid into the cavitation
                     zone for an ultrasonic probe.

5,032,027            Fluid  processing  -  relating  to the  Company's       07/16/1991             10/19/2009
                     environmental control product line for the
                     relating to the intimate mixing of ozone and
                     contaminated water for the purpose of
                     purification.


5,248,296            Wire  with  sheath -  relating  to the  Company's       09/23/1993             12/24/2010
                     Alliger System for reducing transverse motion in
                     relating to the its catheters.

5,306,261            Guidewire  guides  -  relating  to the  Company's       04/26/1994             01/22/2013
                     Alliger System for a catheter with collapsible
                     wire guide.

5,443,456            Guidewire  guides  -  relating  to the  Company's       08/22/1995             02/10/2014
                     Alliger System for a catheter with collapsible
                     wire guide.

5,371,429*           Flow-thru  transducer - relating to the Company's       12/06/1994             09/28/2013
                     liposuction system and its ultrasonic industrial
                     products for an electromechanical transducer
                     device.

5,397,293            Catheter   sheath   -relating  to  the  Company's       03/14/1995             11/25/2012
                     Alliger System for an ultrasonic device with
                     sheath and transverse motion damping.

5,419,761*           Liposuction   -   relating   to   the   Company's       05/30/1995             08/03/2013
                     liposuction apparatus and associated method.

Number               Description                                             Issue Date           Expiration Date
------               -----------                                             ----------           ---------------
5,465,468            Flow-thru transducer - relating to the method of        11/14/1995             12/06/2014
                     making an electromechanical transducer device to
                     be used in conjunction with the soft tissue
                     aspiration system and the Company's ultrasonic
                     industrial products.

5,516,043            Atomizer horn - relating to an ultrasonic               05/14/1996             06/30/2014
                     atomizing device, which is used in the Company's
                     industrial products.

5,527,273*           Ultrasonic probes - relating to an ultrasonic           06/18/1996              10/6/2014
                     lipectomy probe to be used
                     with the soft tissue aspiration
                     technology.

5,769,211            Autoclavable  switch  -  relating  to  a  medical       06/23/1998             01/21/2017
                     handpiece with autoclavable rotary
                     switch to be used in medical
                     procedures.

5,072,426            Shock  wave   hydrophone   with   self-monitoring       12/10/1991             02/08/2011
                     feature.

4,660,573            Ultrasonic lithotriptor probe.                          04/28/1987             05/08/2005

4,741,731            Vented   ultrasonic   transducer   for   surgical       05/03/1988             02/14/2006
                     handpiece.

5,151,083            Apparatus  for  eliminating  air  bubbles  in  an       09/29/1992             07/29/2011
                     ultrasonic surgical device.

5,151,084            Ultrasonic  needle with  sleeve  that  includes a       09/29/1992             07/29/2011
                     baffle.

5,486,162            Bubble control device for an ultrasonic  surgical       01/23/1996             01/11/2015
                     probe.

5,562,609            Ultrasonic surgical probe.                              10/08/1996             10/07/2014

5,562,610            Needle for ultrasonic surgical probe.                   10/08/1996             10/07/2014

5,904,669            Magnetic ball valves and control module.                05/18/1999             10/25/2016

6,033,375            Ultrasonic  probe with isolated and teflon coated       03/07/2000             12/23/2017
                     outer cannula.

6,270,471            Ultrasonic probe with isolated outer cannula.           08/07/2001             12/23/2017

* Patents valid also in Japan, Europe and Canada.

The following is a list of the U.S. trademarks, which have been issued to the Company:

   Registration     Registration
      Number             Date                  Mark                         Goods                    Renewal Date
      ------             ----                  ----                         -----                    ------------
1,195,124            05/11/1982              Mystaire        Scrubbers Employing Fine Sprays          05/11/2002
                                                             Passing Through Mesh for
                                                             Eliminating Fumes and Orders from
                                                             Gases.
1,219,008            12/07/1982              Sonimist        Ultrasonic and Sonic Spray Nozzle        12/07/2002
                                                             for Vaporizing Fluid for
                                                             Commercial, Industrial and
                                                             Laboratory Use.
1,200,359            07/06/1982              Water Web       Lamination of Screens to provide         07/06/2002
                                                             mesh to be inserted in fluid
                                                             stream for mixing or filtering of
                                                             fluids.
2,051,093            04/08/1997               Misonix        Anti-Pollution Wet Scrubbers;            04/08/2002
                                                             Ultrasonic Cleaners; Spray Nozzles       -04/08/2003
                                                             for Ultrasonic Cleaners.
2,051,092            04/08/1997               Misonix        Ultrasonic Liquid Processors;            04/08/2002
                                                             Ultrasonic Biological Cell               -04/08/2003
                                                             Disrupters; Ultrasonic Cleaners.
2,320,805            02/22/2000                Aura          Ductless Fume Enclosures.                02/22/2005
                                                                                                      -02/22/2006

BACKLOG

As of June 30, 2001, the Company's backlog (firm orders that have not yet been shipped), including Labcaire, relating to industrial products was approximately $2,900,000 as compared with approximately $2,300,000 as of June 30, 2000. The Company's backlog relating to medical devices, including Sonora, were approximately $4,300,000 at June 30, 2001, and approximately $6,700,000 at June 30, 2000. The Company's total backlog was $7,200,000 as of June 30, 2001, compared to approximately $9,000,000 as of June 30, 2000.

EMPLOYEES

As of September 15, 2001, the Company, including Labcaire and Sonora, employed a total of 184 full-time employees, including 29 in management and supervisory positions. The Company considers its relationship with its employees to be good.

BUSINESS SEGMENTS
The following table provides a breakdown of net sales by business segment for the periods indicated:

                                           Fiscal year ended
                                                June 30,

                                 2001              2000             1999
                                 ----              ----             ----
                                              (in thousands)

     Medical devices            $ 13,023           $11,582         $ 8,743
     Industrial products          17,735            17,461          16,024
                                --------           -------         -------
     Net sales                  $ 30,758           $29,043         $24,767
                                ========           =======         =======

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                                        Fiscal year ended
                                             June 30,

                               2001            2000          1999
                            =======================================
                                     (in thousands)
Canada and Mexico            $   165         $ 2,773       $   429
United Kingdom                 5,646           5,384         5,542
Europe                           966           1,345         1,385
Asia                             772             653           633
Middle East                      139             334           167
Other                            201             231           160
                            ---------------------------------------
                             $ 7,889         $10,720       $ 8,316
                            =======================================

ITEM 2. PROPERTIES.

The Company occupies approximately 45,500 square feet at 1938 New Highway, Farmingdale, New York under a lease expiring on June 30, 2005. The Company has the right to extend the lease to June 30, 2010. The rental amount, which is approximately $32,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. Labcaire owns a 20,000 square foot facility in North Somerset, England, which was purchased, in fiscal 1999, for which there is a mortgage loan. Sonora occupies approximately 14,000 square feet in Longmont, Colorado under a lease expiring on July 2005. The rental amount is approximately $13,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company, MDA and MDA's wholly-owned subsidiary, LySonix, were defendants in an action alleging patent infringement filed by Mentor. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of lyposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. The Company and its co-defendants are considering all alternatives including further legal measures that are available. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third quarter and fourth quarter of fiscal year 2001.

The Company's revenues derived from sales of the LySonix 2000 instruments and accessories were approximately $66,000, $948,000 and $164,000 during its fiscal year ended June 30, 2001, 2000 and 1999, respectively, comprising approximately
 .002%, 3.3% and .7%, respectively, of gross revenues.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 2001.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's common stock, $.01 par value ("Common Stock"), is listed on the NASDAQ National Market ("NMS") under the symbol "MSON". The Company was listed on the NASDAQ Smallcap Market and was approved for listing on the NMS on February 15, 2001.

The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by the NMS. The prices reported reflect inter-dealer quotations, may not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

Fiscal 2001:                                       High         Low
-----------                                        ----         ---

         First Quarter........................    $10.00      $ 6.38

         Second Quarter.......................      9.12        4.59

         Third Quarter........................      9.00        6.94

         Fourth Quarter.......................      7.50        5.45

Fiscal 2000:                                       High         Low
-----------                                        ----         ---

         First Quarter........................    $ 6.44      $ 4.88

         Second Quarter.......................      5.75        4.69

         Third Quarter........................     11.94        5.13

         Fourth Quarter.......................     10.00        7.00


(b) As of September 30, 2001, the Company had 6,051,115 shares of Common Stock outstanding and 121 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c) The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, in its business operations.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected income statement data:

                                                               Year Ended June 30,

                                      2001            2000             1999             1998              1997
                                      ----            ----             ----             ----              ----
Net sales                         $30,757,519      $29,042,872     $ 24,767,163      $26,764,332      $ 17,560,041
Net (loss) income                 (4,492,290)        2,520,896        1,964,758        5,328,381           117,125
Net (loss) income per
share-Basic                           $ (.75)            $ .42            $ .34            $ .94             $ .04
Net (loss) income per
share-Diluted                         $ (.75)            $ .39            $ .30            $ .81             $ .03

Selected balance sheet data:

                                                                June 30,

                               2001            2000              1999             1998              1997
                               ----            ----              ----             ----              ----
Total assets              $ 33,220,788    $ 31,163,622      $ 28,779,090     $ 25,328,956      $ 18,737,057

Long-term debt
   and capital lease
   obligations            $  1,027,921    $  1,274,738      $  1,271,814     $     105,230     $    135,195

Total stockholders'
     equity               $ 19,106,818    $ 23,882,188      $ 21,542,385     $ 19,252,427      $ 13,907,072

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATION:

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations:

                                                      Fiscal year ended
                                                           June 30,

                                                 2001        2000        1999
                                                 ----        ----        ----
Net sales                                       100.0%      100.0%      100.0%
Cost of goods sold                               51.3        54.3        51.1
                                                -----       -----       -----
Gross profit                                     48.7        45.7        48.9
                                                -----       -----       -----
Selling expenses                                 13.2        10.9        11.1

General and administrative expenses              21.3        18.8        18.9

Research and development expenses                 5.9         4.7         4.0

Bad debt (recovery) expense                       (.1)       (1.3)        8.6

Litigation settlement expenses                   20.1           -           -
                                                -----       -----       -----
Total operating expenses                         60.4        33.1        42.6
                                                -----       -----       -----

(Loss) income from operations                   (11.7)       12.6         6.3

Other (expense) income                          (10.9)        1.7         5.8
                                                -----       -----       -----
(Loss) income minority interest and income
      taxes                                     (22.6)       14.3        12.1

Minority interest in net loss (income) of
      consolidated subsidiaries                    .1           0         (.1)
                                                -----       -----       -----
(Loss) income before provision income taxes     (22.5)       14.3        12.0

Income tax (benefit) provision                   (7.9)        5.6         4.1
                                                -----       -----       -----
Net (loss) income                               (14.6)%       8.7%        7.9%
                                                =====       =====       =====

The following discussion and analysis provides information which the Company's management believes, is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

All of the Company's sales to date have been derived from the manufacture and distribution of ultrasonic medical devices, ultrasonic equipment for scientific and industrial purposes, ductless fume enclosures for filtration of gaseous emissions in laboratories and environmental control equipment for the abatement of air pollution.

Fiscal years ended June 30, 2001 and 2000
-----------------------------------------

Net sales. Net sales increased by 5.9% between the fiscal year ended June 30, 2000 and the fiscal year ended June 30, 2001 from $29,042,872 to $30,757,519.
This increase in net sales is due to the increase in sales of medical devices and industrial products. The increase in medical devices of 12.4% is due to the inclusion of twelve months of revenues of Sonora of $1,968,527, soft tissue aspirator and lithotriptor sales of $771,242 from the acquisition of Fibra Sonics offset by $1,299,388 of lower medical devices sales due to much lower sales of the LySonix 2000 as a result of the litigation settlement described in
Item 3. Legal Proceedings. Industrial products increased $274,266 predominately due to less Labcaire fume enclosure sales of $380,015, due to the weakening of the English Pound which represents approximately $780,784 of the decrease in Labcaire fume enclosure product sales due to the translation of pounds to dollars. This decrease is offset by an increase in wet scrubber (Mystaire) sales of $721,006. Revenues for the three-month period ended June 30, 2001 were $8,945,114 compared to $8,455,546 for the same period in fiscal 2000. This increase for the quarter ended June 30, 2001 is due to an increase in industrial products sales of $766,829, which primarily consist of an increase in fume enclosure product sales of $529,903 and an increase in wet scrubber (Mystaire) sales of $346,648.

Export sales from the United States are remitted in US Dollars and export sales for Labcaire are remitted in British Pounds. During fiscal 2001 and fiscal 2000, the Company had foreign net sales of $7,889,426 and $10,719,509, respectively, representing 25.5% and 36.9% of net sales for such years, respectively. The decrease in foreign sales in fiscal 2001 as compared to fiscal 2000 is due to a major Mystaire shipment of products to Canada, not typically a product that the Company exports, in fiscal 2000. Additionally, foreign currency exchange rates having an adverse effect of $780,784 on Labcaire's revenues of $6,697,807 in fiscal year 2001 as compared to fiscal year 2000.

Gross profit. There was a increase in overall gross profit margin to 48.7% in fiscal 2001 from 45.7% in fiscal 2000. Gross profit decreased to 39.7% of sales in the three months ended June 30, 2001 from 43.6% of sales in the three months ended June 30, 2000. The increase for the year ended is due to increased operating efficiencies at Misonix and Sonora and opportunities in industrial sales to capture higher prices. The decrease for the quarter is due to less operating efficiency by the incorporation of the Fibra Sonics purchase into the Company's New York facility and a higher mix of industrial sales than medical devices sales, which traditionally have lower gross margins than medical devices sales.

Selling expenses. Selling expenses increased $906,436 or 28.7% from $3,163,689 (10.9% of sales) in fiscal 2000 to $4,070,125 (13.2% of sales) in fiscal 2001.
Medical device selling expenses increased $605,180 primarily due to the inclusion of a full year of Sonora's operations of $400,805 and increased sales and marketing efforts in all medical devices of $167,001, such as hiring of additional salesman. Industrial product selling expenses increased $301,256 due to increased sales and marketing efforts in all industrial products, such as hiring of additional salesman and increased advertising. Selling expenses increased $284,023 or 32.2% from $881,936 (10.4% of sales) in the three months ended June 30, 2000 to $1,165,959 (13% of sales) in the three months ended June 30, 2001, primarily due to increased sales and marketing efforts in medical devices and industrial products, such as hiring of additional salesman.

General and administrative expenses. General and administrative expenses increased $1,081,099 or 19.8% from $5,464,001 in the fiscal 2000 to $6,545,100 in fiscal 2001. The increase is primarily due to the inclusion a full year of the consolidated results of Sonora of $343,636, increased expenditures for investor relations activities of approximately $125,000, amortization of Sonora, Labcaire, Sonic Technologies and Fibra Sonics goodwill of approximately $404,000 and expenses relating to the maintenance of the Fibra Sonics facility located in Chicago during the transition to the Company's Farmingdale facility of approximately $199,000. General and administrative expenses increased $286,513 or 17 % from $1,686,638 in the three months ended June 30, 2000 to $1,973,151 in the three months ended June 30, 2001. The increase is primarily due to the amortization of Sonora, Labcaire, Sonic Technologies and Fibra Sonics goodwill of approximately $175,000 and expenses relating to the maintenance of the Fibra Sonics facility located in Chicago during the transition to the Company's Farmingdale facility of approximately $75,000.

Research and development expenses. Research and development expenses increased $453,841 or 33% from $1,372,763 in fiscal 2000 to $1,826,604 in fiscal 2001. The increase is primarily due to medical devices due to the inclusion of a full year of the consolidated results of Sonora of $288,835 and increased development costs associated with certain medical products of $107,095 and the remaining increase of $57,911 is due to an increase in development costs associated with the Sonicator 3000 and new ductless fume enclosure which will be available for sale in fiscal 2002. Research and development expenses increased $149,589 or 49.7% from $300,999 in the three months ended June 30, 2000 to $450,588 in the three months ended June 30, 2001. The increase is primarily related to the Sonora subsidiary, which relate to development costs associated with certain medical devices.

Bad debt (recovery) expense. Bad debt recovery expense decreased from $366,612 for fiscal 2000 to $33,698 for fiscal 2001. On October 22, 1998, the Company reserved $1,700,000 against accounts receivable due and owing by MDA and its wholly owned subsidiary, LySonix, as licensees for the Misonix ultrasonic soft tissue aspirator. In December of 1998, an additional reserve was taken against all remaining receivables from MDA and LySonix totaling $369,903. On June 30, 1999, the MDA and LySonix accounts receivable of $2,069,903 was written off against the bad debt reserve, which a portion was later recovered in fiscal 2000.

On March 30, 2000, the Company, MDA and LySonix signed a new ten-year Exclusive License Agreement ("MDA Agreement") for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement called for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. The Company was paid in full for the amounts due and owing by the return of inventory by MDA and LySonix, which was in accordance with the MDA Agreement. The Company recorded the receipt of inventory at the lower of cost or market, thereby a recovery of bad debt expense of approximately $462,000 was recorded during the third quarter of fiscal 2000. Effective July 1, 2001, the MDA Agreement has become a non-exclusive agreement due to the failure of MDA/LySonix to meet purchase requirements and other terms of the MDA Agreement.

Litigation settlement expenses. The Company recorded a litigation settlement charge of $6,176,000 during fiscal 2001. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of lyposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorney's fees. Each defendant is jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. The Company and its co-defendants are considering all alternatives including further legal measures that are available. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third quarter and fourth quarter of fiscal year 2001.

Other income (expense). Other expense was $3,337,631 in fiscal 2001 as compared to income of $492,241 in fiscal 2000. This decrease was principally due to the write-down of the investments in capital stock of Focus Surgery and Hearing Innovations of $2,495,467, the 5.1% Focus Debenture of $308,991, the 6 % Focus Debenture of $303,667, the Hearing Debenture of $316,625 and the notes receivable from Hearing Innovations of $397,678. During the fourth quarter of fiscal 2001, the Company evaluated the equity investments of Focus and Hearing Innovations with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $2,495,467. The 5.1% Focus Debenture, the 6% Focus Debenture, the Hearing Debenture and the notes receivable from Hearing Innovations were reserved for as the Company believes that such debentures and notes are impaired. The Company does not anticipate these instruments to be repaid by their respective maturity dates.

Income taxes. For fiscal 2001, the Company recorded a tax benefit of $2,423,129 or 35% as compared to a tax provision of $1,630,961 or 39% for fiscal year 2000. The current year tax benefits consisted of a reduction in the deferred tax valuation allowance of $1,681,502 during the first quarter of 2001 offset by an increase of the deferred tax valuation allowance of $2,030,514 in the third quarter, relating to the write-down of the equity investments and related debentures and notes.

In connection with the loss on impairment of equity investments, which included the carrying value of the investments and related notes and debentures, the Company recorded a deferred tax asset in the amount of $2,030,514. The Company recorded a full valuation allowance against the asset in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes". The valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the recoverability of the deferred tax asset, management considered where then it is more likely than not that some portion or all the deferred tax asset would not be realized. Based upon the capital nature of the deferred tax asset and the Company's projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2001.

The Company had previously recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502 during the first quarter of fiscal year 2001. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. Management believes that it will generate taxable income sufficient to realize the tax benefit associated with these future deductible temporary differences and, therefore, the Company reduced the valuation allowance during the first quarter of fiscal year 2001.

Fiscal years ended June 30, 2000 and 1999
-----------------------------------------

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

Bad debt (recovery) expense. Bad debt (recovery) expense decreased from an expense of $2,131,218 for the period ended June 30, 1999 to a recovery of $366,612 for the period ended June 30, 2000. On October 22, 1999, the Company reserved $1,700,000 against accounts receivable due and owing by MDA and its wholly owned subsidiary, LySonix, as licensees for the Misonix ultrasonic soft tissue aspirator. In December 1999, an additional reserve was taken against all remaining receivables from MDA and LySonix totaling $369,903. On June 30, 1999, the MDA and LySonix accounts receivable of $2,069,903 was written off against the bad debt reserve.

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

Other income (expense). Other income was $492,241 in fiscal 2000 and $1,436,085 in fiscal 1999. This decrease for the period was principally due to decreased option/license fees recognized from the termination of the prior agreement with MDA in January 1999 (approximately $357,000). The MDA Agreement discussed above did not have an up front license fee. The decrease in other income is also due to an increase in amortization and equity losses of the investments in capital stock of Focus Surgery and Hearing Innovations.

Net income. For the fiscal year ended June 30, 2000, the Company recorded a 28.3% increase in net income to $2,520,896, or $.39 diluted earnings per share, from $1,964,758, or $.30 diluted earnings per share, for the year ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at June 30, 2001 and June 30, 2000 was $12,002,501 and $17,280,404, respectively. The decrease in working capital is due to the recording of the accrual for the litigation settlement. The Company recorded a litigation settlement charge of $6,176,000 during the third and fourth quarter of fiscal 2001. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of lyposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. The Company and its co-defendants are considering all alternatives including further legal measures that are available. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third quarter and fourth quarter of fiscal year 2001.

The Company expects to pay the damages during fiscal 2002. The Company plans to use existing cash, cash equivalents and investments as well as cash flow generated from operations in fiscal 2002 to pay the damages assessed. The Company is currently negotiating a $5,000,000 revolving credit facility with a commercial bank to cover any potential short falls of the Company's cash position as well as to support future working capital needs.

On August 29, 2001, Labcaire renewed its overdraft facility with HSBC Bank plc until August 29, 2002. Under the new terms, the amount of this facility is $840,000 and bears interest at the bank's base rate plus 2% up to $630,000 and the bank's base rate plus 2.5% for amounts over $630,000. This facility is secured by the assets of Labcaire.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 18 months from the date hereof.

OTHER:

In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk:
The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire.

Interest Rates:
The Company's short-term investments, which approximated $2 million at June 30, 2001, are made up entirely of held to maturity investments, which include mostly corporate bonds with a rating of A or higher. Assuming investment levels remained the same, a one-point change in interest rates would not have a material impact on the Company's interest income. The Company does not enter into interest rate swap agreements.

Foreign Exchange Rates:
Approximately 22% of the Company's revenues in fiscal 2001 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.43 and 1.59 for the fiscal year ended June 30, 2001 and 2000, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Euro Conversion:
The January 1, 1999 adoption of the Euro created a single-currency market in much of Europe. For a transition period from January 1, 1999 through January 1, 2002, the existing local currencies are anticipated to remain legal tender as denominations of the Euro. The Company does not anticipate that its operations will be materially adversely affected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and operations and implemented modifications to its systems to enable the Company to handle Euro invoicing for the transactions, which commenced in 1999. The Company anticipates that the cost of such modifications should not have a material adverse effect on its consolidated results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The independent auditor's report and consolidated financial statements listed in the accompanying index are filed as part of this report. See "Index to Consolidated Financial Statements" on page 33.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial data for each quarter of fiscal 2001. Although unaudited, this information has been prepared on a basis consistent with the Company's audited consolidated financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States of America. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

QUARTERLY FINANCIAL DATA:

                                                                  FISCAL 2001
                                              Q1            Q2             Q3           Q4            YEAR
Net sales                               $6,791,318    $7,616,531    $7,404,556     $8,945,114   $ 30,757,519

Gross profit                             3,581,398     3,969,998     3,875,441      3,547,942     14,974,779

Operating Expenses                       2,708,145     2,942,237     8,658,479      4,275,270     18,584,131

Income (loss) from operations                          1,027,761   (4,783,038)      (727,328)    (3,609,352)
                                           873,253

Other income (expense)                     160,984       209,591        36,749    (3,744,955)    (3,337,631)

Minority interest in net income
   of consolidated subsidiaries            (4,323)        30,566       (6,037)         11,358         31,564

Income tax (benefit) provision         (1,304,246)       506,074   (1,832,997)        208,040    (2,423,129)
                                      ------------     ---------  ------------   ------------   ------------
Net income (loss)                       $2,334,160     $ 761,844  $(2,919,329)   $(4,668,965)   $(4,492,290)
                                      ============     =========  ============   ============   ============

Net income (loss) per share-Basic            $ .39         $ .13       $ (.48)        $ (.77)        $ (.75)

Net income (loss) per share -Diluted         $ .36         $ .12       $ (.48)        $ (.77)        $ (.75)

                                                                    FISCAL 2000
                                              Q1             Q2             Q3            Q4           YEAR
Net sales                                $6,482,971    $7,284,134     $6,820,221    $8,455,546   $ 29,042,872

Gross profit                              2,817,287     3,500,823      3,279,678     3,687,155     13,284,943

Operating Expenses                        1,969,100     2,425,838      2,334,096     2,904,807      9,633,841

Income from operations                      848,187     1,074,985        945,582       782,348      3,651,102

Other income                                105,262       161,086         97,122       128,771        492,241

Minority interest in net income
   of consolidated subsidiaries             (2,977)      (38,289)          7,289        42,491          8,514

Income tax provision                      (345,144)     (487,208)      (480,578)     (318,031)    (1,630,961)
                                          ---------     ---------      ---------     ---------     ----------
Net income                                $ 605,328     $ 710,574      $ 569,415     $ 635,579     $2,520,896
                                          =========     =========      =========     =========     ==========

Net income per share-Basic                    $ .10         $ .12          $ .10         $ .11          $ .42

Net income per share -Diluted                 $ .09         $ .11          $ .09         $ .10          $ .39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 6, 2001, the Board of Directors recommended and approved retaining the firm of KPMG LLP to act as the Company's independent accountants for the fiscal year ended June 30, 2001. The Company previously retained, the accounting firm of Ernst & Young LLP. Ernst and Young, LLP, for the past two years did not qualify, disclaim or have an adverse opinion on the Company's financial statements. The Audit Committee and the shareholders have consented to the change of accountants from Ernst and Young, LLP to KPMG, LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company currently has four Directors. Their term expires at the Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

                                                                                     DIRECTOR
NAME                     AGE     PRINCIPAL OCCUPATION                                  SINCE
----                     ---     --------------------                                  -----
Gary Gelman              54      Chairman of the Board                                  1995
                                 of Directors

Howard Alliger           74      Director                                               1971

Arthur Gerstenfeld       73      Director                                               1992

Michael McManus, Jr.     58      President and Chief                                    1998
                                 Executive Officer

Richard Zaremba          46      Vice President, Chief Financial Officer,               --
                                 Secretary and Treasurer

Ronald Manna             47      Vice President of Research & Development
                                 & Engineering                                          --

Kenneth Coviello         49      Vice President - Medical Devices                       --

Bernhard Berger          38      Vice President - Industrial/Scientific Products        --

Christopher Thomas       39      Vice President of Mystaire Products                    --

The following is a brief account of the business experience for the past five years of the Company's Directors and executive officers:

GARY GELMAN, the founder of American Claims Evaluation, Inc., a publicly traded company engaged in auditing hospital bills and providing vocational rehabilitational counseling, has been Chairman of the Board and a Director of that company for more than ten years. Since 1973, Mr. Gelman has also been Chief Executive Officer of American Para Professional Systems, Inc., a privately held entity, which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A degree from Queens College. Mr. Gelman became a member of the Board of the Company in 1995 and Chairman of the Board of the Company in March 1996.

HOWARD ALLIGER founded the Company's predecessor in 1955 and the Company was a sole proprietorship until 1960. The Company name then was Heat
Systems-Ultrasonics. Mr. Alliger was

President of the Company until 1982 and Chairman of the Board until 1996. In 1996 Mr. Alliger stepped down as Chairman and was no longer a corporate officer. He has been awarded 23 patents and has published various papers on ultrasonic technology. For three years, ending in 1991, Mr. Alliger was the President of the Ultrasonic Industry Association. Mr. Alliger holds a B.A. degree in economics from Allegheny College and also attended Cornell University School of Engineering for four years. He has also established, and is President of, two privately held entities, which are engaged in pharmaceutical research and development.

ARTHUR GERSTENFELD is currently Professor of Industrial Engineering and Professor of Management at Worcester Polytechnic Institute, Worcester, Massachusetts. Dr. Gerstenfeld received his Ph.D. and Masters degrees from Massachusetts Institute of Technology (Sloan School of Management). He has edited and authored seven books and approximately forty articles focusing on innovation and productivity. Dr. Gerstenfeld's industrial experience has been as founder, CEO, and Chairman of the Board of UFA, Inc. Dr. Gerstenfeld was associated with UFA from 1985 to 1992. The business was based upon four patents held by Mr. Gerstenfeld dealing with simulation systems for training of traffic controllers.

MICHAEL MCMANUS, JR. became President and Chief Executive Officer of the Company in November 1999. From November 1991 to March 1999, Mr. McManus was President and Chief Executive Officer of New York Bancorp, Inc. Prior to New York Bancorp, Inc., Mr. McManus held senior positions with Jamcor Pharmaceutical, Inc., Pfizer, Inc. and Revlon Corp. Mr. McManus also spent several years as an Assistant to President Reagan. Mr. McManus holds a B.A. degree in Economics from University of Notre Dame and a J.D. from Georgetown University Law Center.

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

RONALD MANNA became Vice President of Research and Development & Engineering of the Company in June 2001. Prior thereto, Mr. Manna served as Vice President of Operations and Director of Engineering of the Company. Mr. Manna holds a B.S. degree in mechanical engineering from Hofstra University.

KENNETH COVIELLO became Vice President of Medical Products in June 2000 and assumed the additional responsibility of Farmingdale plant operations in June 2001. Prior to joining the Company, he was Vice President-Sales and Marketing of FNC Medical Corp. Mr. Coviello was Vice President of Graham Field Health Products, Inc. from 1992 through 1998 and President of Lumex, a medical products manufacturer and a division of Lumex/Cybex, Inc. from 1986 to 1991. Mr. Coviello holds a B.S. degree in Marketing from Long Island University.

BERNHARD BERGER became Vice President of Industrial/Scientific Products in May 2001. Mr. Berger has approximately 20 years of sales and engineering experience in ultrasonic products and process control instrumentation. From 1995 through 2000, he was Sales Manager - Worldwide of the ultrasonic products division of Introltek International, an Edgewood, New York-based manufacturer of process instrumentation. Mr. Berger holds a B.S. degree in Chemistry from Adelphi University.

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

Each non-employee Director receives an annual fee of $20,000. In addition, Mr. Gelman receives a special Chairman's fee of $15,000 per year. For the fiscal year ended June 30, 2001, 50,000 stock options were granted to Mr. Gelman and 25,000 stock options were granted to each of Mr. Alliger and Dr. Gerstenfeld. Each non-employee Director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2001.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000:

SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                        ANNUAL COMPENSATION                       COMPENSATION
                                                        -------------------                       ------------
         NAME AND PRINCIPAL                FISCAL YEAR                                        SECURITIES UNDERLYING
              POSITION                    ENDED JUNE 30,       SALARY ($)      BONUS ($)       OPTIONS GRANTED (#)
              --------                    --------------       ----------      ---------       -------------------
Michael McManus, Jr.                          2001              266,687         250,000              250,000
President and Chief                           2000              250,000         250,000                 0
Executive Officer                             1999              166,667            0                 300,000

Richard Zaremba                               2001              135,610         33,000               30,000
Vice President,                               2000              129,096          5,000                  0
Chief Financial Officer,                      1999               46,875            0                 15,000
Secretary and Treasurer

Ronald Manna                                  2001              116,340         25,000               15,000
Vice President of                             2000              113,808         15,000                  0
Research & Development &                      1999              107,481            0                 20,000
Engineering

Kenneth Coviello                              2001              126,620            0                 10,000
Vice President of Medical                     2000               4,808             0                    0
Products                                      1999                 0               0                    0

Christopher Thomas                            2001               95,201         22,000               15,000
Vice President of                             2000               87,348         10,000                  0
Mystaire Products                             1999              111,013            0                 15,000

EMPLOYMENT AGREEMENTS

In October 2000, the Company entered into an employment agreement with its chief executive officer and president, which expires on October 31, 2002. This agreement provides an annual base compensation of $275,000 with an annual bonus at the discretion of the Board of Directors if certain objectives are achieved. The agreement also provides for a guaranteed initial bonus of $250,000, which is to be paid in December 2001. Mr. McManus can earn a higher bonus if revenue and earnings targets as stipulated in his agreement are met. Mr. McManus receives additional benefits that are generally provided to other employees of the Company.

In conformity with the Company's policy, all of its Directors, officers and employees execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without the prior approval of the Company. Mr. Manna has an agreement with the Company which provides for the payment of six months' severance upon his termination for any reason. Messrs. McManus and Zaremba have agreements for the payment of six months' annual base salary upon a change in control of the Company. The Company's employment agreement with Mr. McManus also contains non-competition provisions that preclude him from competing with the Company for a period of 18 months from the date of his termination of employment.

OPTION GRANTS IN LAST FISCAL YEAR

Refer to the "Summary Compensation Table" for options granted to the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2001.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 2001. The following table contains information concerning the number and value, at June 30, 2001, of unexercised options held by executive officers named in the Summary Compensation
Table:

                                                                                  VALUE OF
                                          NUMBER OF SECURITIES                   UNEXERCISED
                                        UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                               OPTIONS AT                        OPTIONS AT
                                           FISCAL YEAR END (#)               FISCAL YEAR END ($)
     NAME                             (EXERCISABLE/UNEXERCISABLE)      (EXERCISABLE/UNEXERCISABLE)(1)
     ----                             ---------------------------      ------------------------------
     Michael McManus, Jr.                    425,000/125,000                     $771,500/$0
     Richard Zaremba                          22,500/22,500                   $ 63,450/$17,700
     Ronald Manna                             60,000/7,500                       $ 97,200/$0
     Kenneth Coviello                           5,000/5,000                         $0/$0
     Christopher Thomas                       34,500/7,500                       $ 79,050/$0

-----------
(1) Fair market value of underlying securities (the closing price of the Common Stock on the NASD Automated Quotation System) at June 30, 2001, minus the exercise price.

EXECUTIVE COMPENSATION COMMITTEE REPORT

COMPENSATION POLICIES. The principal goal of our compensation program as administered by the Board of Directors is to help us attract, motivate and retain the executive talent required to develop and achieve our strategic and operating goals with a view to maximizing shareholder value. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The key elements of this program and the objectives of each element are as follows:

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

BONUSES. Annual cash bonuses are intended to motivate performance by creating the potential to earn annual incentive awards that are contingent upon personal and business performance. We set goals of revenue and profitability for each group.

LONG TERM INCENTIVES. The Company provides its executive officers with long-term incentive compensation through grants of stock options under the Company's stock option plans. The grant of stock options aligns the executive's interest with those of the Company's shareholders by providing the executive with an opportunity to purchase and maintain an equity interest in the Company's stock and to share in the appreciation of its value.

CEO'S COMPENSATION. As discussed in the Executive Compensation Table, Mr. McManus received a base salary of $275,000 for fiscal 2001 and will receive a bonus of $250,000 in December 2001. As per the agreement, both compensation and bonus are guaranteed. Mr. McManus can earn a higher bonus if revenue and earnings targets as stipulated in his agreement are met. The factors involved in determining our CEO's compensation are our revenues and profits, his lengthy experience and business acumen, his responsibilities, and the efforts exerted by him in performance of his duties.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKING AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

Mr. Alliger was the Chairman of the Board and a corporate officer of the Company until 1996 when Mr. Alliger stepped down as Chairman and was no longer a corporate officer.

Reported upon by the Compensation Committee

          Gary Gelman                                  Howard Alliger

STOCK OPTIONS

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2001, options to purchase 70,500 shares of Common Stock were outstanding under the 1991 Plan at exercise prices ranging from $2.17 to $7.38 per share with a vesting period ranging from immediate to two years and options to purchase 334,500 shares of Common Stock had been exercised or canceled.

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. At June 30, 2001, options to purchase 363,929 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 with a vesting period of immediate to two years under the 1996 Plan and options to acquire 773,500 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $7.10 with a vesting period of immediate to two years under the 1996 Directors Plan. At June 30, 2001, options to purchase 228,016 shares of Common Stock under the 1996 Plan have been exercised or canceled. At June 30, 2001, options to purchase 150,000 shares of Common Stock under the 1996 Directors Plan have been exercised.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock the Company. At June 30, 2001, options to purchase 496,175 shares of Common Stock were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2001, options to purchase 31,750 shares of Common Stock under the 1998 Plan have been cancelled and reissued and 1000 shares have been exercised.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of

Common Stock the Company. At June 30, 2001, no options to purchase shares of Common Stock had been granted under the 2001 Plan.

The plans are administered by the Board of Directors with the right to designate a committee. The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as the Board shall provide in the terms of each individual option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of August 31, 2001, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each Director and nominee for Director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

                                                                       PERCENT
                                                COMMON STOCK             OF
NAME AND ADDRESS (1)                          BENEFICIALLY OWNED        CLASS
--------------------                          ------------------        -----

Howard Alliger............................          789,608 (2)          12.7
Gary Gelman ..............................          753,500 (3)          11.2
V4, Inc...................................          590,000 (4)           9.5
Michael McManus, Jr.......................          508,950 (5)           7.8
Dan Purjes................................          381,597 (6)           6.1
Ronald Manna .............................          112,894 (7)           1.8
Arthur Gerstenfeld........................           98,600 (8)           1.6
Richard Zaremba ..........................           41,370 (9)            *
Christopher Thomas........................           36,262 (10)           *
Kenneth Coviello..........................            7,200 (11)           *
All executive officers and
   Directors as a group
   (eight people).........................        2,033,434 (12)         38.4
*Less than 1%

(1) Except as otherwise noted, the business address of each of the named individuals in this table is c/o Misonix, Inc., 1938 New Highway, Farmingdale, New York 11735.

(2) Includes 115,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.

(3) Includes 603,500 shares which Mr. Gelman has the right to acquire upon exercise of stock options which are currently exercisable.

(4) The business address of V4, Inc. is 201 S. Orange Avenue, Orlando, Florida 32801.

(5) Includes 425,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(6) The business address of Mr. Purjes is c/o Josephthal & Co. Inc., 200 Park Avenue, New York, New York 10166.

(7) Includes 60,000 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.

(8) Includes 58,000 shares which Mr. Gerstenfeld has the right to acquire upon exercise of stock options which are currently exercisable.

(9) Includes 22,500 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.

(10) Includes 34,500 shares which Mr. Thomas has the right to acquire upon exercise of stock options which are currently exercisable.

(11) Includes 5,000 shares which Mr. Coviello has the right to acquire upon exercise of stock options which are currently exercisable.

(12) Includes the shares indicated in notes (2), (3), (4), (7), (8), (9), (10) and (11).

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

         10(z) License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (6)

         10(aa) Amendment No. 1 dated January 23, 1997 to Underwriters' Warrant Agreement. (6)

         10(bb)    1996 Non-Employee Director Stock Option Plan. (7)

         10(cc)    1996 Employee Incentive Stock Option Plan. (7)

         10(ee)    1999 Employee Stock Option Plan. (8)

         10(ff) Investment Agreement, dated as of May 3, 1999, by and between the Company, and Focus Surgery, Inc. (9)

         10(gg) Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations Incorporated. (10)

         10(ii) Exclusive License Agreement dated as of February, 2001 between the Company and MDA, Inc. (10)

         10(hh) Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research Inc., (d/b/a Sonora Medical Systems). (10)

         10(gg) 6% Secured Convertible Debenture, dated April 12,2001, by Focus Surgery, Inc. payable to the Company. (9)

         10(hh) Asset Purchase Agreement dated January 16, 2001, by and among the Company, Fibra-Sonics, Inc., Mary Anne Kirchschlager, James Kirchschlager and James Conrad Kirchschlager. (9)

         10(ii) Purchase and Sale Agreement, dated July 28, 2000, by and between CraMar Technologies, Inc., Acoustic Marketing Research, Inc. and Randy Muelot. (9)

         10(jj) 7% Secured Convertible Debenture, dated August 28, 2000, by Hearing Innovations, Inc. payable to the Company. (9)

         10(kk) 5.1% Secured Convertible Debenture, dated November 7, 2000, by Focus Surgery, Inc. payable to the Company. (9)

         10(ll) Asset Purchase Agreement by and between Perceptron, Inc. and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems, Inc. (9)

         10(mm) First Amendment to Employment Agreement, dated October 13, 2000, by and between the Company and Michael A. McManus, Jr.
                   (9)

         10(nn) 5.1% Secured Convertible Debenture of Focus Surgery, Inc. payable to the Company. (9)

         10(oo) Employment Agreement dated October 31, 1998 by and between the Company and Michael A. McManus, Jr.

         21        Subsidiaries of the Company.

         23.1 Consent of independent public accountants to inclusion of report in Form S-8 Registration Statement.

         23.2 Consent of independent public accountants to inclusion of report in Form S-8 Registration Statement.

-------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. no. 33-43585).

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

(8) Incorporated by reference from the Company's Registration Statement on Form S-8 (file no. 333-78795).

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K/A for the fiscal year 2001.

b. On January 8, 2001 the Company filed a Report on Form 8-K under the caption "Item 4. Changes in Registrant's Certifying Accountant."

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

                                       MISONIX, INC.


                                       By:  /s/ Michael McManus, Jr.
                                            ------------------------
                                            Michael McManus, Jr.
                                            President and Chief
                                            Executive Officer

Date:  October 15, 2001

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                         Date
---------                              -----                         ----

/s/ Gary Gelman                Chairman of the Board,           October 15, 2001
---------------------------    Director
Gary Gelman

/s/ Michael McManus, Jr.       President, Chief Executive       October 15, 2001
---------------------------    Officer, and Director
Michael McManus, Jr.           (principal executive officer)

/s/ Richard Zaremba           Vice President, Chief Financial  October 15, 2001
---------------------------    Officer, Treasurer and Secretary
Richard Zaremba                (principal financial and
                               accounting officer)

/s/ Howard Alliger            Director                         October 15, 2001
---------------------------
Howard Alliger

/s/ Arthur Gerstenfeld         Director                         October 15, 2001
---------------------------
Arthur Gerstenfeld

                                   Item 14(a)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         Misonix, Inc. and Subsidiaries

                            Year Ended June 30, 2001

                                                                            Page

Reports of Independent Auditors............................................34-35
Consolidated Balance Sheets--June 30, 2001 and 2000 ..........................36
Consolidated Statements of Operations--Years Ended
  June 30, 2001, 2000 and 1999 ...............................................37
Consolidated Statements of Stockholders' Equity--Years Ended
  June 30, 2001, 2000 and 1999 ...............................................38
Consolidated Statements of Cash Flows--Years Ended
  June 30, 2001, 2000 and 1999 ............................................39-40
Notes to Consolidated Financial Statements....................................41

The following consolidated financial statement schedule is included in Item
14(a).

Schedule II-Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Misonix, Inc.:

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Misonix, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                             /s/ KPMG  LLP

Melville, New York
September 24, 2001

                         Report of Independent Auditors

The Board of Directors and Stockholders
Misonix, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and Subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Misonix, Inc. and Subsidiaries at June 30, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/ Ernst & Young LLP

Melville, New York
August 9, 2000

                         Misonix, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                 JUNE 30,
                                                                                    ------------------------------------
ASSETS                                                                                     2001             2000
                                                                                    ------------------------------------
Current assets:
    Cash and cash equivalents                                                              $ 3,774,573      $ 7,069,502
    Investments held to maturity                                                             2,015,468        3,021,268
    Accounts receivable, less allowance for doubtful accounts of $157,761 and
         $200,429, respectively                                                              7,210,461        7,277,242
    Inventories                                                                              7,874,372        4,273,223
    Notes receivable                                                                                 -          111,876
    Deferred income taxes                                                                    2,598,538          167,238
    Prepaid expenses and other current assets                                                  787,765          682,597
                                                                                    ------------------------------------
Total current assets                                                                        24,261,177       22,602,946

Property, plant and equipment, net                                                           3,195,748        3,111,112
Deferred income taxes                                                                        1,550,769          286,297
Goodwill, net of accumulated amortization of $737,083 and $211,516, respectively             4,069,497        2,007,151
Investment in Focus Surgery, Inc. and Hearing Innovations, Inc.                                      -        3,069,536
Other assets                                                                                   143,597           86,580
                                                                                    ------------------------------------
Total assets                                                                               $33,220,788      $31,163,622
                                                                                    ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                             $  542,532       $  473,050
  Accounts payable                                                                           3,527,449        2,053,192
  Accrued expenses and other current liabilities                                             1,308,692        1,323,114
  Litigation settlement liabilities                                                          6,176,000                -
  Income taxes payable                                                                         499,827        1,283,554
  Current maturities of long-term debt and capital lease obligations                           204,176          189,632
                                                                                    ------------------------------------
Total current liabilities                                                                   12,258,676        5,322,542

Long-term debt and capital lease obligations                                                 1,027,921        1,274,738

Deferred income                                                                                569,843          395,060
Minority interest                                                                              257,530          289,094


Stockholders' equity:
   Common stock, $.01 par value--shares authorized 10,000,000; 6,121,915 and
        5,967,817 issued, and 6,055,115 and 5,924,917 outstanding, respectively                 61,219           59,678
   Additional paid-in capital                                                               21,924,987       21,801,969
   Retained (deficit) earnings                                                             (2,197,720)        2,294,570
   Treasury stock, 66,800 and 42,900 shares, respectively                                    (358,237)        (219,006)
   Accumulated other comprehensive loss                                                      (323,431)         (55,023)
                                                                                    ------------------------------------
Total stockholders' equity                                                                  19,106,818       23,882,188

Commitments and contingencies (Note 10)

Total liabilities and stockholders' equity                                                 $33,220,788      $31,163,622
                                                                                    ====================================

See Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                                         YEAR ENDED JUNE 30,
                                                                              2001              2000             1999
                                                                   -------------------------------------------------------
Net sales                                                                 $30,757,519       $29,042,872     $ 24,767,163

Cost of goods sold                                                         15,782,740        15,757,929       12,649,496
                                                                   -------------------------------------------------------
Gross profit                                                               14,974,779        13,284,943        12,117,667

Operating expenses:
    Selling expenses                                                        4,070,125         3,163,689         2,740,993
    General and administrative expenses                                     6,545,100         5,464,001         4,686,456
    Research and development expenses                                       1,826,604         1,372,763         1,002,084
    Bad debt (recovery) expense                                              (33,698)         (366,612)         2,131,218
    Litigation settlement expenses                                          6,176,000                 -                 -
                                                                   -------------------------------------------------------
Total operating expenses                                                   18,584,131         9,633,841        10,560,751
                                                                   -------------------------------------------------------
(Loss) income from operations                                             (3,609,352)         3,651,102         1,556,916

Other income (expense):
   Interest income                                                            538,016           660,002           601,685
   Interest expense                                                         (145,436)         (154,341)         (107,793)
   Option/license fees                                                         24,313            24,312           405,510
   Royalty income                                                             665,292           636,657           627,063
   Amortization of investments                                              (230,900)         (208,033)          (25,417)
   Loss on impairment of investments                                      (3,822,428)                 -                 -
   Equity in loss of Focus Surgery, Inc.                                    (322,565)         (421,785)          (68,880)
   Equity in loss of Hearing Innovations, Inc.                               (42,694)          (40,349)                 -
   Foreign currency exchange (loss) gain                                      (1,949)          (10,255)             3,382
   Miscellaneous income                                                           720             6,033               535
                                                                   -------------------------------------------------------
Total other (expense) income                                              (3,337,631)           492,241         1,436,085
(Loss) income before minority interest and income taxes                   (6,946,983)         4,143,343         2,993,001
Minority interest in net loss (income) of consolidated subsidiaries            31,564             8,514          (17,130)
                                                                   -------------------------------------------------------
(Loss) income before provision for income taxes                           (6,915,419)         4,151,857         2,975,871

Income tax (benefit) provision                                            (2,423,129)         1,630,961         1,011,113
                                                                   -------------------------------------------------------
Net (loss) income                                                        $(4,492,290)       $ 2,520,896       $ 1,964,758
                                                                   =======================================================
Net (loss) income per share - Basic                                        $    (.75)           $   .42           $   .34
                                                                   =======================================================
Net (loss) income per share - Diluted                                      $    (.75)           $   .39           $   .30
                                                                   =======================================================
Weighted average common shares outstanding -Basic                           6,009,482         5,937,685         5,862,445
                                                                   =======================================================
Weighted average common shares outstanding - Diluted                        6,009,482         6,516,387         6,624,009
                                                                   =======================================================

See Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                               COMMON STOCK
                              $.01 PAR VALUE          TREASURY STOCK
                              --------------          --------------
                                                                                                        ACCUMULATED
                                                    NUMBER               ADDITIONAL        RETAINED        OTHER          TOTAL
                            NUMBER                    OF                  PAID-IN         EARNINGS    COMPREHENSIVE    STOCKHOLDERS'
                           OF SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL         (DEFICIT)   INCOME (LOSS)     EQUITY
                           ========================================================================================================
BALANCE, JUNE 30, 1998      5,767,680   $ 57,677       -          -       $21,383,491  $(2,191,084)     $  2,343      $ 19,252,427

Net income                      -            -         -          -            -         1,964,758          -            1,964,758
Foreign currency
  translation adjustment        -            -         -          -            -             -           (12,460)          (12,460)
                                                                                                                      ------------
Comprehensive income            -            -         -          -            -             -              -            1,952,298
                                                                                                                      ------------
Exercise of employee
  options                     159,750      1,598       -          -           314,527        -              -              316,125
Exercise of warrants               40        -         -          -            -             -              -                 -
Non-cash compensation
  charge                        -            -         -          -            21,535        -              -               21,535
                           --------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999      5,927,470     59,275       -          -        21,719,553     (226,326)      (10,117)       21,542,385
Net income                      -            -         -          -            -         2,520,896          -            2,520,896
Foreign currency
  translation adjustment        -            -         -          -            -             -           (44,906)          (44,906)
                                                                                                                      ------------
Comprehensive income            -            -         -          -            -             -              -            2,475,990
                                                                                                                      ------------
Exercise of employee
  options                      40,347        403       -          -            71,648        -              -               72,051
Purchase of treasury stock      -            -     (42,900)   (219,006)        -             -              -             (219,006)
Non-cash compensation
  charge                        -            -         -          -            10,768        -              -               10,768
                           --------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000      5,967,817   $ 59,678   (42,900)  $(219,006)   $21,801,969  $ 2,294,570     $ (55,023)       23,882,188
Net loss                        -            -         -          -            -        (4,492,290)         -           (4,492,290)
Foreign currency
  translation adjustment        -            -         -          -            -             -          (268,408)         (268,408)
                                                                                                                      ------------
Comprehensive loss              -            -         -          -            -             -              -           (4,760,698)
                                                                                                                      ------------
Exercise of employee
  options                     154,098      1,541       -          -           123,018        -              -              124,559
Purchase of treasury stock      -            -     (23,900)   (139,231)        -             -              -             (139,231)
                           --------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001      6,121,915   $ 61,219   (66,800)  $(358,237)   $21,924,987  $(2,197,720)    $(323,431)     $ 19,106,818
                           ========================================================================================================

See Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                               YEAR ENDED JUNE 30,
                                                                         2001          2000             1999
                                                                  ----------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                   $ (4,492,290)      $2,520,896  $ 1,964,758
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Bad debt (recovery) expense                                         (33,698)       (366,612)     2,131,218
     Deferred income tax (benefit) expense                            (3,695,772)       (140,263)       215,740
     Depreciation and amortization                                      1,244,313         793,205       409,893
     Loss on disposal of equipment                                         52,293          58,289             -
     Non-cash compensation charge                                               -          10,768        21,535
     Deferred income                                                      174,783        (50,560)     (381,288)
     Foreign currency exchange loss (gain)                                  1,949          10,255       (3,382)
     Minority interest in net (loss) income of subsidiaries              (31,564)         (8,514)        17,130
     Equity in loss of Focus Surgery, Inc.                                322,565         421,785        68,880
     Equity in loss of Hearing Innovations, Inc.                           42,694          40,349             -
     Impairment loss of investments                                     3,822,428
     Income tax benefit on exercise of stock options                    (261,394)
     Changes in operating assets and liabilities:
        Accounts receivable                                                55,104       (579,502)      (43,598)
        Inventories                                                   (3,502,973)       (724,510)        74,953
        Prepaid expenses and other current assets                       (155,272)       (330,587)       533,033
        Other assets                                                     (51,186)        (16,065)        12,196
        Accounts payable and accrued expenses                           1,202,083     (1,670,172)     1,660,364
        Litigation settlement liabilities                               6,176,000               -             -
        Income taxes payable                                            (536,986)       1,010,740   (1,305,975)
                                                                  ----------------------------------------------
Net cash provided by operating activities                                 333,077         979,502     5,375,457
                                                                  ----------------------------------------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                            (623,594)       (317,667)   (1,976,842)

Proceeds from sale of equipment                                                 -         110,617             -

Purchases of investments held to maturity                             (1,097,696)     (3,004,064)  (15,804,837)

Redemption of investments held to maturity                              2,103,496       3,970,105    18,225,000

Purchase of Labcaire stock                                              (117,349)       (173,777)     (129,172)

Cash paid for acquisition of Sonic Technologies
        Laboratory Services                                             (318,636)               -             -
Cash paid for acquisition of CraMar Technologies, Inc.                  (310,806)               -             -
Cash paid for acquisition of Fibra Sonics, Inc., net of cash
        Acquired                                                      (1,741,904)               -             -
Purchase of convertible debentures - Focus Surgery, Inc.                (612,658)               -             -
Purchase of convertible debentures - Hearing Innovations, Inc.          (204,749)               -             -
Cash paid for investment in Hearing Innovations, Inc.                           -       (384,000)             -
Cash paid for investment in Focus Surgery, Inc.                                 -               -   (3,050,000)
Loans to Hearing Innovations, Inc., net                                 (397,687)       (261,867)     (250,000)
Cash paid for acquisition of Sonora Medical Systems, Inc.,
         net of cash acquired                                           (169,713)     (1,463,789)             -
                                                                  ----------------------------------------------
Net cash used in investing activities                                 (3,491,296)     (1,524,442)   (2,985,851)
                                                                  ----------------------------------------------

                            (continued on next page)


                         Misonix, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Continued)

FINANCING ACTIVITIES
(Payments of) proceeds from short-term borrowings, net                    105,189        (26,348)      (35,488)
Payment of revolving line of credit                                             -       (222,388)             -
Principal payments on capital lease obligations                         (193,699)       (243,119)     (148,713)
Proceeds from long-term debt                                                    -               -     1,283,256
Payment of long-term debt                                                (43,629)        (52,818)      (27,388)
Proceeds from exercise of stock options                                   124,559          72,051       316,125
Purchase of treasury stock                                              (139,231)       (219,006)             -
                                                                  ----------------------------------------------
Net cash (used in) provided by financing activities                     (146,811)       (691,628)     1,387,792
                                                                  ----------------------------------------------
Effect of exchange rate changes on cash and cash equivalents               10,101        (55,161)       (9,078)
                                                                  ----------------------------------------------
Net (decrease) increase in cash and cash equivalents                  (3,294,929)     (1,291,729)     3,768,320
Cash and cash equivalents at beginning of year                          7,069,502       8,361,231     4,592,911
                                                                  ----------------------------------------------
Cash and cash equivalents at end of year                               $3,774,573     $ 7,069,502   $ 8,361,231
                                                                  ==============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                $ 111,850        $154,341     $  99,750
                                                                  ==============================================
Income taxes                                                          $ 2,130,446        $931,437   $ 1,962,872
                                                                  ==============================================

NON-CASH INVESTING ACTIVITIES:
Conversion of notes receivable from Hearing Innovations
  to debentures and common stock                                        $ 111,876       $ 400,000             -
                                                               =================================================

See Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Misonix, Inc. ("Misonix" or the "Company") include the accounts of Misonix, its 94.65% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), its 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. ("Sonora"), and its 100% owned subsidiary, Misonix, Ltd. Investments in affiliates, which are not majority owned, are reported using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

ORGANIZATION AND BUSINESS

Misonix was incorporated under the laws of the State of New York on July 31, 1967 and its principal revenue producing activities, from 1967 to date, have been the manufacturing and distribution of proprietary ultrasound equipment for scientific and industrial purposes and environmental control equipment for the abatement of air pollution. Misonix's products are sold worldwide. In October 1996 and March 2000, the Company entered into licensing agreements to further develop two of its medical devices (see Note 14).

Labcaire, which began operations in February 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales to unaffiliated customers, net income and total assets related to Labcaire as of and for the years ended June 30, 2001, 2000 and 1999 were approximately $6,698,000, $249,000 and $5,096,000;
respectively, $7,003,000, $381,000 and $5,031,000; respectively, and $7,129,000,
$386,000 and $5,010,000, respectively.

Sonora, which was acquired in November 1999 and is located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Net sales to unaffiliated customers, net income and total assets related to Sonora as of and for the years ended June 30, 2001 and 2000 were approximately $4,625,000, $129,000 and $4,530,000; respectively, and $2,532,000,
$137,000 and $2,473,000, respectively.

Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company. It is presently dormant.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2001 was $1,114,940. There were no cash equivalents at June 30, 2000.

INVESTMENTS HELD TO MATURITY

The Company's investment consists of commercial paper, valued at amortized cost, which approximates market. In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as held-to-maturity as the Company has both the intent and ability to hold these securities until maturity. The Company's investment policy gives primary consideration to safety of principal, liquidity and return. At June 30, 2001, 2000 and 1999, unrealized gains on held-to-maturity marketable securities were immaterial.

MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

The Company's operations are located in Farmingdale, New York, North Somerset, England and Longmont, Colorado. The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. Sales of medical devices, which were made to one customer in 2001, 2000 and 1999, were approximately $7,685,000, $7,849,000 and $8,743,000, respectively. Accounts receivable from this customer was approximately $2,079,000 and $2,612,000 at June 30, 2001 and 2000, respectively. At June 30,
2001 and 2000 the Company's accounts receivable with customers outside the United States were approximately $1,725,000 and $1,919,000, respectively, of which $1,519,000 and $1,427,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations except as related to Medical Device Alliance ("MDA") (see Note 12).

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consists of raw materials, work-in-process and finished goods.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments. The carrying value of the Company's debt approximates its fair value due to their variable interest rates based on prime or other similar benchmark rates.

REVENUE RECOGNITION

The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenue on shipments to distributors in the same manner as with other customers. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements. Royalty income is recognized when earned. The Company has a warranty reserve, which has been estimated at the time revenue is recognized based upon historical amounts of warranty expenditures and is adjusted as additional information is received.

LONG-LIVED ASSETS
The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2001.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of 94.65% of the common stock of Labcaire, 90% of the common stock of Sonora and the acquisitions of Fibra Sonics, Inc. ("Fibra Sonics"), Sonic Technologies Laboratory Services ("Sonic Technologies") and CraMar Technologies, Inc. ("CraMar"). The goodwill is being amortized using the straight-line method over its estimated useful lives of 25 years for Labcaire, 5 years for Sonora, 5 years for Fibra Sonics and CraMar and 10 years for Sonic Technologies. The Company utilizes the undiscounted cash-flow method to assess any impairment of goodwill and based upon this information the goodwill is not impaired.

OTHER ASSETS

The cost of acquiring or processing patents, trademarks, and other intellectual properties are capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME (LOSS) PER SHARE

Basic income (loss) per common share excludes any dilution. It is based upon weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if contracts to issue common stock were exercised. Dilutive income per common share for fiscal 2001 is the same as basic net loss per common share due to the antidilutive effect of exercise of the assumed stock options. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                        2001        2000        1999
                                                        ----        ----        ----
Weighted average common shares outstanding           6,009,482   5,937,685   5,862,445
Dilutive effect of stock options                             -     578,702     761,564
                                                     ---------   ---------   ---------
Diluted weighted average common shares outstanding   6,009,482   6,516,387   6,624,009
                                                     =========   =========   =========

Employee stock options totaling 1,704,104, 82,778 and 137,550, respectively, for the years ended June 30, 2001, 2000 and 1999 were not included in the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

COMPREHENSIVE INCOME

Effective July 1, 1999, the Company adopted Statement No. 130, "Reporting Comprehensive Income," ("Statement 130"). Statement 130 establishes rules for the reporting of comprehensive income and its components. The components of the Company's comprehensive income are net income and foreign currency translation adjustments. The adoption of Statement 130 had no effect on the Company's consolidated results of operations and financial position.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101, as required, during the fourth quarter of fiscal 2001. The impact from the adoption of SAB 101 on the Company's consolidated financial statements was not material to the Company's operating results or financial position.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("FASB 142"). FASB 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company anticipates adopting FASB 142 during the first quarter of fiscal 2002 and the Company is currently assessing the impact that this statement will have on the Company's consolidated financial statements. Management believes there will be no material impact to the Company's operating results and financial position.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 consolidated financial statements in order to conform with the 2001 presentation.

2.  ACQUISITIONS

FIBRA SONICS, INC.

On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately-held producer and marketer of ultrasonic medical devices for approximately $1,900,000. In addition to the purchase price, contingent consideration of up to, but not exceeding, $1,120,000, may be made based upon sales generated during the consecutive twelve months commencing June 1, 2001. In the event any additional payments are made to Fibra Sonics, such payments will be recorded as additional goodwill. Subsequent to the acquisition, the Company relocated the assets of Fibra Sonics to the Company's Farmingdale facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities have been initially recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($1,723,208 plus acquisition costs of $144,696, which includes a broker fee of $100,716) over the fair value of net assets acquired of $1,741,734 is being treated as goodwill and is being amortized on a straight-line basis over a period of 5 years.

SONIC TECHNOLOGIES LABORATORY SERVICES

On October 12, 2000, the Company's subsidiary, Sonora, acquired the assets of Sonic Technologies, an ultrasound acoustic measurement and testing laboratory for approximately $320,000. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $51,219, which includes a broker fee of $25,000) over the fair value of net assets acquired of $301,219 is being amortized on a straight-line basis over a period of 10 years.

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

In June 1996, this Labcaire Agreement was amended and each of the four directors agreed to sell one-seventh of his total holdings of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. The price to be paid by the Company for these shares is based on the formula outlined in the original Labcaire Agreement. Pursuant to the Labcaire Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company, in October 1996, for approximately $102,000 representing the fiscal 1997 buy-back portion, 9,286 shares (2.65%) of Labcaire common stock were purchased by the Company, in October 1997, for approximately $119,000 representing the fiscal 1998 buy-back portion, 9,286 shares (2.65%) were purchased by the Company, in October 1998, for approximately $129,000 representing the fiscal 1999 buy-back portion, 9,286 shares (2.65%) were purchased by the Company, in October 1999, for approximately $174,000,

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

representing the fiscal 2000 buy-back portion, 9,286 shares (2.65%) were purchased by the Company, in October 2000, for approximately $117,000, representing the fiscal 2001 buy-back portion, bringing the acquired interest to 94.65%. 9,286 shares (2.65%) will be purchased by the Company, in October 2001, for approximately $94,000. The cost of these purchases of Labcaire common stock has been recorded as goodwill. As per the Labcaire Agreement, the Company is obligated to purchase 2.65% for the next three years until the Company owns 100% of Labcaire.

CRAMAR TECHNOLOGIES, INC.

On July 27, 2000, the Company's subsidiary, Sonora, acquired 100% of the assets of CraMar, an ultrasound equipment servicer for approximately $311,000. The assets of the Colorado-based, privately-held operations of CraMar were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets have been recorded at their estimated fair value at the date of acquisition. The excess of the cost of the acquisition ($272,908 plus acquisition costs of $37,898, which includes a broker fee of $25,000) over the fair value of net assets acquired of $257,899 is being amortized on a straight-line basis over a period of 5 years.

SONORA MEDICAL SYSTEMS, INC.

On November 16, 1999, the Company acquired a 51% interest in Sonora, for $1,400,000. Sonora authorized and issued new common stock for the 51% interest. Sonora utilized the proceeds of such sale to increase inventory and expand marketing, sales and research and development efforts. An additional 4.7% was acquired from the principals of Sonora on February 25, 2000 for $208,000, bringing the acquired interest to 55.7%. The principals of Sonora sold an additional 34.3% to Misonix on June 1, 2000 for approximately $1,407,000, bringing the acquired interest to 90%. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. Sonora also has developed a three dimensional real time plug and play device in conjunction with BioMedcom, LTD. The acquisition of Sonora was accounted for under the purchase method of accounting. Accordingly, results of operations for Sonora are included in the consolidated statement of income from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,957,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired of $1,622,845 is being amortized on a straight-line basis over a period of 5 years.

HEARING INNOVATIONS, INC.

On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to purchase additional shares that would bring the Company's interest in Hearing Innovations to over 15% were also a part of this agreement. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of investment ($750,000 plus acquisition costs of $34,000) was being amortized on a straight-line basis over its estimated useful life of 10 years. The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During the fourth quarter of fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

therefore the Company recorded an impairment loss in the amount of $579,069. The net carrying value of the investment at June 30, 2001 and 2000 is $0 and $688,118, respectively.

During the fourth quarter of fiscal 2000, the Company entered into four loan agreements whereby Hearing Innovations was required to pay the Company amounts of $24,000 due July 1, 2000, $45,000 due July 15, 2000, $29,000 due July 15,
2000 and $13,000 due July 15, 2000. During the first quarter of fiscal 2001, the Company entered into an additional four loan agreements whereby Hearing Innovations was required to pay the Company the total principal amounts of $39,000, $13,000, $13,000 and $13,000 due September 15, 2000. All notes bore interest at 8% per annum. The notes were secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. No payments were made on the above notes. On September 11, 2000, the Company loaned an additional $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) described above were exchanged for a $300,000 7% Secured Convertible Debenture due August 27, 2002 (the "Hearing Debenture") and warrants to acquire 66,667 shares of Hearing Innovations common stock at $2.25 per share. The Hearing Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing Debenture's principal amount. The warrants expire August 27, 2002. If the Company were to convert the Hearing Debenture and exercise all warrants, including those previously outstanding, the Company would hold an approximately 20% interest in Hearing Innovations. During the fourth quarter of fiscal 2001, the Company recorded an allowance against the entire debenture balance of principal and accrued interest due at June 30, 2001 of $316,625. The related bad debt expense has been included in loss on impairment of investment in the accompanying consolidated statement of operations. The Company believes the Hearing Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company amounts of $397,678 due May 30, 2002. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. During the fourth quarter of fiscal 2001, the Company recorded an allowance against the entire balance of $397,678 due at June 30, 2001. The related bad debt expense has been included in loss on impairment of investment in the accompanying consolidated statement of operations. The Company believes the loans are impaired since the Company does not anticipate these loans will be paid in accordance with the contractual terms of the loan agreements.

Summarized financial information of Hearing Innoviations as of and for the year ended June 30, 2001 is as follows:

         Condensed Income Statement Information

                                                                    2001
                                                                    ----
                   Sales                                        $    28,444
                   Gross profit                                 $    13,845
                   Net loss                                     $  (609,914)

         Condensed Balance Sheet Information

                                                                    2001
                                                                    ----
                   Current assets                               $   298,848
                   Non current assets                           $    74,121
                   Current liabilities                          $ 2,103,838
                   Non current liabilities                      $   300,000
                   Stockholder's deficit                        $(2,030,869)

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

FOCUS SURGERY, INC.

On April 12, 2001, the Company purchased a $300,000 6% Secured Cumulative Convertible Debenture from Focus Surgery Inc. ("Focus"), due May 25, 2003 (the "6% Focus Debenture"). The 6% Focus Debenture is convertible to 250 shares of Focus Surgery preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion price of $1,200 per share, if the 6% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture's principal amount. The 6% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6% Focus Debenture. During the fourth quarter of fiscal 2001, the Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2001 of $303,667. The related bad debt expense has been included in loss on impairment of investment in the accompanying consolidated statement of operations. The Company believes the 6% Focus Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On November 7, 2000, the Company purchased a $300,000 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the "5.1% Focus Debenture"). The 5.1% Focus Debenture is convertible into 250 shares of Focus Surgery preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 5.1% Focus Debenture's principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. During the fourth quarter of fiscal 2001, the Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2001 of $308,991. The related bad debt expense has been included in loss on impairment of investment in the accompanying consolidated statement of operations. The Company believes the 5.1% Focus Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On May 3, 1999, the Company invested $3 million to obtain an approximately 20% equity interest in Focus, a privately-held technology company. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for the breast, liver, and kidney for both benign and cancerous tumors. The excess of the cost of the investment ($3,000,000 plus acquisition costs of $50,000) was being amortized on a straight-line basis over its estimated useful life of 20 years. The Company's portion of the net losses of Focus were recorded since the date of acquisition. During the fourth quarter of fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2001 and 2000 is $0 and $2,381,418, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Summarized financial information of Focus as of and for the year ended June 30, 2001 and 2000 are as follows:

    Condensed Income Statement Information

                                                     2001             2000
                                                     ----             ----
              Sales                              $   716,960      $   300,016
              Gross profit                       $   614,324      $   215,409
              Net loss                           $(1,612,827)     $(2,108,913)

    Condensed Balance Sheet Information

                                                     2001             2000
                                                     ----             ----
              Current assets                     $   543,523      $ 1,120,071
              Non current assets                 $   487,530      $   626,947
              Current liabilities                $   700,329      $   433,487
              Non current liabilities            $ 2,020,126      $ 1,390,106
              Stockholder's deficit              $ 1,689,402      $    76,575

3. INVENTORIES

Inventories are summarized as follows:

                                                JUNE 30,
                                        2001                2000
Raw materials                        $3,617,258          $2,321,828
Work-in-process                         860,834             362,664
Finished goods                        3,396,280           1,588,731
                                  ---------------------------------
                                     $7,874,372          $4,273,223
                                  ==================================

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                   JUNE 30,
                                          2001                  2000
                                       -----------          -----------

     Buildings                         $ 1,539,958          $ 1,789,051
     Machinery and equipment             1,994,786            1,567,888
     Furniture and fixtures                598,005              472,932
     Automobiles                           502,746              417,778
     Leasehold improvements                200,973               52,588
                                       -----------          -----------
                                         4,836,468            4,300,237
     Less: Accumulated depreciation
              and amortization         (1,640,720)          (1,189,125)
                                       -----------          -----------
                                       $ 3,195,748          $ 3,111,112
                                       ===========          ===========

Included in machinery and equipment and furniture and fixtures at June 30, 2001 and 2000 is approximately $111,000 and $325,000 of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $36,000 and $200,000, respectively. Also, included in automobiles are approximately $473,000 and $418,000, respectively, under capital leases with accumulated amortization of approximately $130,000 and $58,000, respectively. The Company leased approximately $207,000, $325,000 and $95,000 of automobiles and

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

equipment under capital lease arrangements during the years ended June 30, 2001, 2000 and 1999, respectively.

Depreciation and amortization of property, plant and equipment amounted to $546,787, 450,260 and 359,609 for the years ended June 30, 2001, 2000 and 1999, respectively.

5. REVOLVING NOTE PAYABLE

Labcaire has an overdraft facility with a United Kingdom bank. As of June 30, 2001, the amount of this facility is $581,000 and bears interest at the bank's base rate (5.25% and 6% at June 30, 2001 and 2000, respectively) plus 2%. This facility is secured by the assets of Labcaire.

The facility is renewable on an annual basis in September. On August 29, 2001, Labcaire renewed its overdraft facility with HSBC Bank plc until August 29, 2002. Under the new terms, the amount of this facility is $840,000 and bears interest at the bank's base rate plus 2% up to $630,000 and the bank's base rate plus 2.5% for amounts over $630,000.

The terms also stipulate that Labcaire's accounts receivable must be at least 175% of the outstanding balance of the facility at all times, and that Labcaire must show an after tax profit of at least $155,000 for the prior four quarters. At June 30, 2001 and 2000, the balance outstanding under this overdraft facility was $542,532 and $473,050, respectively, and Labcaire was in compliance with all financial covenants. If the overdraft facility were not renewed, the parent company, Misonix would provide financial support to Labcaire.

6.  DEBT

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house its operations. The purchase price was approximately $2,100,000 and was partially financed with a mortgage loan of $1,283,256 from the same bank that provides the overdraft facility. Borrowings under the facility bear interest at the bank's base rate (5.25% and 6% at June 30, 2001 and 2000, receptively) plus 2% and are collateralized by a security interest in all of the assets of Labcaire. The loan is payable in monthly installments of $12,876 per month, including interest, over a term of fifteen years which began in February 1999. There is a 1% prepayment penalty for early retirement of the loan. As of June 30, 2001 and 2000, $989,671 and $1,203,050 were outstanding on this loan, respectively.

At June 30, 2001, future principal maturities of long-term debt are as follows:


              2002                        $  47,158
              2003                           53,493
              2004                           57,716
              2005                           61,939
              2006                           66,162
              Thereafter                    703,203
                                          ---------
                                          $ 989,671
                                          =========

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accrued expenses and other current liabilities:

                                                JUNE 30,
                                         2001                2000
                                      ------------------------------

Accrued payroll and vacation            $135,651            $111,764
Accrued sales tax                          1,305              29,638
Accrued commissions and bonuses          440,603             413,292
Customer deposits                        260,767             278,635
Accrued professional fees                 45,889             117,640
Warranty                                 365,198             309,766
Other                                     59,279              62,379
                                      ----------          ----------
                                      $1,308,692          $1,323,114
                                      ==========          ==========

8.  LEASES

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2006. The principal leases for office space provides for a monthly rental amount of approximately $46,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2004.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2001:

                                                  Capital         Operating
                                                   Leases           Leases
                                                -----------      ----------
2002                                               $174,849        $619,368
2003                                                 88,149         615,218
2004                                                  7,134         607,072
2005                                                      -         608,506
2006                                                      -           4,315
                                                -----------      ----------
Total minimum lease payments                        270,132      $2,454,479
                                                                 ==========
Amounts representing interest                      (27,706)
                                                -----------
Present value of net minimum lease payments
(including current portion of $157,018)            $242,426
                                                ===========

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $622,000, $417,000 and $317,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

9.  STOCK BASED COMPENSATION PLANS

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of common stock, $.01 par value ("Common Stock"). Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. The 1991 Plan provides for the granting of, at the discretion of the Board of Directors, options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") to certain employees and options not intended to so qualify ("Nonqualified Stock Options") to employees, consultants and directors. At June 30, 2001, options to purchase 70,500 shares of Common Stock were outstanding under the 1991 Plan at exercise prices ranging from $2.17 to $7.38 per share with a vesting period ranging from immediate to two years and options to purchase 334,500 shares of Common Stock had been exercised or canceled.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. Both of these Plans and the transactions under which options to acquire 898,500 shares were granted were ratified and approved at the annual meeting of shareholders on February 19, 1997. At June 30, 2001, options to purchase 363,929 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 with a vesting period of immediate to two years under the 1996 Plan and options to acquire 773,500 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $7.10 with a vesting period of immediate to two years under the 1996 Directors Plan. At June 30, 2001, options to purchase 228,016 shares of Common Stock under the 1996 Plan have been exercised or canceled. At June 30, 2001, options to purchase 150,000 shares of Common Stock under the 1996 Directors Plan have been exercised.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock the Company. At June 30, 2001, options to purchase 496,175 shares of Common Stock were outstanding under the 1999 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2001, options to purchase 31,750 shares of Common Stock under the 1998 Plan have been cancelled and reissued and 1000 shares have been exercised.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock the Company. At June 30, 2001, no options to purchase shares of Common Stock had been granted under the 2001 Plan.

The plans are administered by the Board of Directors with the right to designate a committee. The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as the Board shall provide in the terms of each individual option.

Pro forma information regarding net income per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5% to 6.52%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 84%, 87% and 88%; and a weighted-average expected life of the options of five years for the years ended June 30, 2001, 2000 and 1999, respectively.

The Company's pro forma information is as follows:

                                          2001            2000           1999

Net Income (loss):      As reported   $(4,492,290)     $2,520,896     $1,964,758
                        Pro forma      (5,891,926)      1,908,019      1,313,964
Basic EPS:              As reported        (.75)            .42              .34
                        Pro forma          (.98)            .32              .22
Diluted EPS:            As reported        (.75)            .39              .30
                        Pro forma          (.98)            .26              .18

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

As required by Statement 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1996. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

The following table summarizes information about stock options and warrants outstanding at June 30, 2001, 2000 and 1999:

                                           OPTIONS                           WARRANTS
                               --------------------------------------------------------------------
                                                   WEIGHTED AVG.                     WEIGHTED AVG.
                                     SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                               --------------------------------------------------------------------
June 30, 1998                      1,184,000           $   2.72           40              $ 4.00
Granted                              469,650               4.20            -                   -
Exercised                          (159,750)               1.98          (40)               4.00
Canceled                            (81,850)              14.06            -                   -
                               --------------------------------------------------------------------
June 30, 1999                      1,412,050               2.70            -                   -
Granted                               48,695               6.91            -                   -
Exercised                           (40,347)               1.79            -                   -
Canceled                            (66,378)               8.10            -                   -
                               --------------------------------------------------------------------
June 30, 2000                      1,354,020               2.62                                -
                                                                           -
Granted                              532,525               7.23            -                   -
Exercised                          (154,098)                .77            -                   -
Canceled                            (28,343)               6.57            -                   -
                               --------------------------------------------------------------------
June 30, 2001                      1,704,104            $  3.23            -              $    -
                               ====================================================================

                                                        2001      2000      1999
                                                        ----      ----      ----
Weighted average fair value of options granted         $ 5.02    $ 4.97    $ 3.02

The following table summarizes information about stock options outstanding at June 30, 2001:

                                                          Weighted Average
                           Options        Options             Remaining
   Exercise Price        Outstanding    Exercisable    Contractual Life (Yrs)
--------------------------------------------------------------------------------
$   .73                   628,500         628,500                6
$  2.17 -  5.31           431,850         431,850                7
$  5.50 -  7.57           618,754         399,667                8
$ 12.33 - 18.50            25,000          25,000                6
                        ---------       ---------
                        1,704,104       1,485,017
                        =========       =========

As of June 30, 2001 and 2000, 1,704,104 and 1,354,020 shares of common stock are reserved for issuance under outstanding options and 1,218,626 and 680,633 shares of common stock are reserved for the granting of additional options, respectively. All outstanding options expire between February 2002 and August 2009 and vest immediately or over periods of one or two years.

During fiscal year 2001, the Company repurchased shares of its common stock in the open market. As of June 30, 2001 and 2000, the Company had purchased 23,900 and 42,900 at an average price of $5.11 and $5.83 per share for an aggregate amount of $139,231 and $219,006, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

10.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company, MDA and MDA's wholly-owned subsidiary, LySonix, Inc. ("LySonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor had subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of lyposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. The Company and its co-defendants are considering all alternatives including further legal measures that are available. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third quarter and fourth quarter of fiscal year 2001.

EMPLOYMENT AGREEMENT

In October 2000, the Company entered into an employment agreement with its chief executive officer and president, which expires on October 31, 2002. This agreement provides an annual base compensation of $275,000 with an annual bonus at the discretion of the Board of Directors if certain objectives are achieved. The agreement also provides for a guaranteed initial bonus of $250,000, which is to be paid in December 2001. Mr. McManus can earn a higher bonus if revenue and earnings targets as stipulated in his agreement are met.

11. BUSINESS SEGMENTS

Commencing in fiscal year 2001, the Company operates in two business segments which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Autoscope endoscope disinfectant system from Labcaire and the Mystaire scrubber. Medical devices include the Auto Sonix for ultrasonic cutting and coagulatory systems, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor and ultrasonic soft tissue aspirator. The Company evaluates the performance of the segments based upon income (loss) from operations less general and administrative expenses, bad debt expense and litigation settlement expenses which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the twelve months ended June 30, 2001 is as follows:

                                                                             (a)
                                        MEDICAL         INDUSTRIAL      CORPORATE AND
                                        DEVICES          PRODUCTS        UNALLOCATED          TOTAL
                                      -----------       -----------     -------------      ------------
Net sales                             $13,022,541       $17,734,978          $      -       $30,757,519
Cost of goods sold                      6,632,524         9,150,216                 -        15,782,740
                                      -----------       -----------                        ------------
Gross profit                            6,390,017         8,584,762                 -        14,974,779
Selling expenses                          842,805         3,227,320                 -         4,070,125
Research and development                1,143,391           683,213                 -         1,826,604
                                      -----------       -----------                        ------------
Total operating
  expenses                              1,986,196         3,910,533        12,687,402        18,584,131
                                      -----------       -----------     -------------
Income (loss) from
    operations                        $ 4,403,821       $ 4,674,229     $(12,687,402)      $(3,609,352)
                                      ===========       ===========     =============      ============

(a) Amount represents general and administrative, litigation settlement expenses and bad debt recovery.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Approximately $7,685,000, of the medical device sales were made to one customer. Accounts receivable from this customer was approximately $2,079,000 at June 30, 2001. There was no significant sales or accounts receivable for industrial products for the year ended June 30, 2001.

The following table provides a breakdown of net sales by business segment for the periods indicated:

                                      Fiscal year ended
                                          June 30,

                          2001              2000            1999
                        --------          --------        --------
                                       (in thousands)
Medical devices         $ 13,023          $ 11,582        $  8,743
Industrial products       17,735            17,461          16,024
                        --------          --------        --------
Net sales               $ 30,758          $ 29,043        $ 24,767
                        ========          ========        ========

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                                   Year ended June 30,
                          2001            2000            1999
                      ===========================================
United States         $22,868,093      $18,323,363    $16,451,095
Canada and Mexico         164,526        2,772,413        428,777
United Kingdom          5,646,655        5,383,518      5,541,712
Europe                    966,349        1,345,879      1,385,428
Asia                      771,805          652,841        633,422
Middle East               138,898          333,904        167,042
Other                     201,193          230,954        159,687
                      -------------------------------------------
                      $30,757,519      $29,042,872   $24,767,163
                      ===========================================

12. BAD DEBT RECOVERY

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

On March 30, 2000, the Company and MDA's subsidiary, LySonix, signed a new ten-year Exclusive License Agreement ("MDA Agreement") for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement calls for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. The Company was paid in full for the amounts due and owing by the return of inventory by MDA and LySonix, which is in accordance with the MDA Agreement. The Company recorded the receipt of inventory at the lower of its original cost or market, thereby a recovery of bad debt expense

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

of approximately $462,000 was recorded during the third quarter of fiscal 2000. Effective July 1, 2001, the MDA Agreement has become a non-exclusive agreement due to the failure of MDA/LySonix to meet purchase requirements and other terms of the MDA Agreement.

13. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                               2001             2000
                                           ============     ============
Deferred tax assets:
  Bad debt reserves                           $  34,672        $  46,757
  Inventory valuation                           231,172           89,016
  License fee income                            144,592          146,172
  Investments                                 2,030,514          157,126
  Non-cash compensation charge                1,393,509        1,681,502
  Litigation settlement                       2,288,760                -
  Depreciation                                   12,668                -
  Other                                          43,934           31,465
                                           ------------     ------------
Total deferred tax assets                     6,179,821        2,152,038
Valuation allowance                         (2,030,514)      (1,681,502)
Deferred tax liabilities:                             -                -
  Depreciation                                        -         (17,001)
                                           ------------     ------------
Net deferred tax asset                       $4,149,307         $453,535
                                           ============     ============

As of June 30, 2001, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized. In order to fully realize the net deferred tax asset, the Company will need to generate future federal taxable income of approximately $10,639,000.

In connection with the loss on impairment of equity investments, which included the carrying value of the investments and related notes and debentures, the Company recorded a deferred tax asset in the amount of $2,030,514. The Company recorded a full valuation allowance against the asset in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes". The valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the recoverability of the deferred tax asset, management considered whether it is more likely than not that some portion or all the deferred tax asset would not be realized. Based upon the capital nature of the deferred tax asset and the Company's projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2001.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

During the first quarter of fiscal year 2001, the Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. Management believes that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and, therefore, the Company reduced the valuation allowance during the first quarter of fiscal year 2001.

Significant components of the income tax (benefit) expense attributable to operations for the years ended June 30 are as follows:

                         2001                  2000                 1999
                     -----------           -----------          -----------
Current:
  Federal             $ 1,147,087          $ 1,527,297            $ 616,540
  State                   108,550              218,911               88,928
  Foreign                  17,006               25,016               89,905
                     -----------           -----------          -----------
Total current           1,272,643            1,771,224              795,373

Deferred:
  Federal             (3,221,956)            (128,890)              166,120
  State                 (473,816)             (11,373)               49,620
                     -----------           -----------          -----------
Total deferred        (3,695,772)            (140,263)              215,740
                     -----------           -----------          -----------
                     $(2,423,129)          $ 1,630,961          $ 1,011,113
                     ===========           ===========          ===========

The reconciliation of income tax (benefit) expense computed at the Federal statutory tax rates to income tax expense (benefit) for the periods ended June 30 is as follows:

                                         2001           2000          1999
                                      ----------     ----------    ----------
(Benefit) tax at Federal
   statutory    rates                $(2,351,242)    $1,411,631    $1,011,796
State income (benefit) taxes, net
   of federal benefit                   (241,076)       144,481        91,442
Foreign tax rate differential            (47,224)       (54,534)      (55,000)
Valuation allowance                      349,012              -             -
Goodwill                                  97,259         41,480         9,623
Travel and entertainment                   8,036          4,787         8,339
Tax credit                              (120,000)             -             -
Other                                   (117,894)        83,116       (55,087)
                                      ----------     ----------    ----------
                                      (2,423,129)    $1,630,961    $1,011,113
                                      ==========     ==========    ==========

14. LICENSING AGREEMENTS FOR MEDICAL TECHNOLOGY

On March 30, 2000, the Company, MDA and LySonix signed the MDA Agreement for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement calls for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. In January 1999, the Company had terminated its previous license agreement with MDA and LySonix for non-payment for product shipments and royalties owed. Therefore, the remaining portion of the deferred licensing fee of approximately $357,000 was recognized as income during the fourth quarter of 1999. Effective July 1, 2001, the

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

MDA Agreement has become a non-exclusive agreement due to the failure of MDA/LySonix to meet purchase requirements and other terms of the MDA Agreement.

In October 1996, the Company entered into a License Agreement (the "USS License") with United States Surgical Corporation ("USS"), for a twenty-year period, covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery.

The USS License gives USS exclusive world-wide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Also as part of the USS License, the Company was reimbursed for certain product development expenditures (as defined in the USS License). There was no reimbursement for the year ended June 30, 2001. The amount of the reimbursement was $53,563 and $61,800 for the years ended June 30, 2000 and 1999, respectively.

15.  EMPLOYEE PROFIT SHARING PLAN

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code which was $10,500 for the year ended June 30, 2001. The plan provides for a matching contribution by the Company of 10%-20% of annual eligible compensation contributed by the participants based on years of service, which amounted to $54,856, $30,515 and $27,300 for the years ended June 30, 2001, 2000 and 1999, respectively.