Form 10-Q
period 2001-09-30
MISONIX INC
filed 2001-11-14
CIK 880432

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

               Commission file number: 1-10986


                                 MISONIX, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                11-2148932
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S Employer
 incorporation or organization)              Identification No.)


1938 New Highway, Farmingdale, N.Y                  11735
----------------------------------                  -----
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

       Yes  X              No
           ---                ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                   Outstanding at
             Class of Common Stock                November 1, 2001
             ---------------------             ----------------------
          Common Stock, $.01 par value               6,056,600

                                  MISONIX, INC.

                                      INDEX

PART I -  FINANCIAL INFORMATION                                            PAGE

Item 1. Financial Statements:

         Consolidated Balance Sheets as of
         September 30, 2001 (Unaudited) and June 30, 2001                     3

         Consolidated Statements of Operations
         Three Months ended September 30, 2001
         and 2000 (Unaudited)                                                 4

         Consolidated Statements of Cash Flows
         Three months ended September 30, 2001
         and 2000 (Unaudited)                                                 5

         Notes to Consolidated Financial Statements                        6-10


Item 2.  Management's Discussion and Analysis of Financial Condition       11-14
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                           ===========================

                                                              September 30,     June 30,
                                                                  2001            2001
ASSETS                                                         (Unaudited)
                                                              ------------    ------------
Current assets:
         Cash and cash equivalents                            $  5,421,638    $  3,774,573
    Investments held to maturity                                     3,700       2,015,468
    Accounts receivable, net of allowance for
      doubtful accounts of $178,000 and $158,000,
      respectively                                               6,235,268       7,210,461
    Inventories                                                  8,548,903       7,874,372
    Deferred income taxes                                        2,528,260       2,598,538
    Prepaid expenses and other current assets                      969,914         787,765
                                                              ------------    ------------
Total current assets                                            23,707,683      24,261,177

Property, plant and equipment, net                               3,186,062       3,195,748
Deferred income taxes                                            1,548,438       1,550,769
Goodwill                                                         4,135,068       4,069,497
Other assets                                                       233,675         143,597
                                                              ------------    ------------
Total assets                                                  $ 32,810,926    $ 33,220,788
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                              $    839,495    $    542,532
   Accounts payable                                              3,213,028       3,527,449
   Accrued expenses and other current liabilities                1,154,449       1,308,692
   Litigation settlement liabilities                             6,076,000       6,176,000
   Income taxes payable                                            210,658         499,827
   Current maturities of long-term debt
     and capital lease obligations                                 210,751         204,176
                                                              ------------    ------------
Total current liabilities                                       11,704,381      12,258,676

Long-term debt and capital lease obligations                     1,061,304       1,027,921

Deferred income                                                    622,051         569,843
Minority interest                                                  269,716         257,530
                                                              ------------    ------------

Stockholders' equity:
   Common stock, $.01 par value-shares authorized
   10,000,000; 6,123,400 and 6,121,915 issued, and
    6,056,600 and 6,055,115 outstanding, respectively               61,234          61,219
   Additional paid-in capital                                   21,929,577      21,924,987
   Retained deficit                                             (2,240,775)     (2,197,720)
   Treasury stock, 66,800 shares                                  (358,237)       (358,237)
   Accumulated other comprehensive loss                           (238,325)       (323,431)
                                                              ------------    ------------
Total stockholders' equity                                      19,153,474      19,106,818
                                                              ------------    ------------
Commitment and contingencies (notes 2 and 7)
Total liabilities and stockholders' equity                    $ 32,810,926    $ 33,220,788
                                                              ============    ============


See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                         ===============================

                                                                     For the three months ended
                                                                            September 30,
                                                                  ---------------------------------
                                                                         2001           2000
                                                                         ----           ----
Net sales                                                            $ 6,822,521    $ 6,791,318

Cost of goods sold                                                     3,637,349      3,209,920
                                                                     -----------    -----------
Gross profit                                                           3,185,172      3,581,398
                                                                     -----------    -----------

Operating expenses:
   Selling expenses                                                    1,029,945        821,462
   General and administrative expenses                                 1,487,532      1,539,825
   Research and development expenses                                     459,255        346,858
                                                                     -----------    -----------
Total operating expenses                                               2,976,732      2,708,145
                                                                     -----------    -----------
Income from operations                                                   208,440        873,253

Other income (expense):
   Interest income                                                       146,551        172,260
   Interest expense                                                      (35,895)       (34,873)
   Option/license fees                                                       972          6,078
   Royalty income                                                        293,355        169,698
   Amortization of investments                                            ----          (57,725)
   Foreign exchange gain (loss)                                           ----            4,896
   Loss on loans/debentures to affiliated entities                      (422,083)        ----
                                                                     -----------    -----------
   Income before equity in loss of Focus Surgery Inc.,
   equity in loss of Hearing Innovations, Inc.,
   minority interest and income taxes                                    191,340      1,133,587


Equity in loss of Focus Surgery, Inc.                                     ----          (83,349)

Equity in loss of Hearing Innovations, Inc.                               ----          (16,001)
Minority interest in net income of consolidated subsidiaries             (12,186)        (4,323)
                                                                     -----------    -----------
Income before income taxes                                               179,154      1,029,914

Income tax benefit (provision)                                          (222,209)     1,304,246
                                                                     -----------    -----------

Net (loss) income                                                    $   (43,055)   $ 2,334,160
                                                                     ===========    ===========

Net (loss) income per share - Basic                                        $(.01)          $.39
                                                                           =====           ====

Net (loss) income per share - Diluted                                      $(.01)          $.36
                                                                           =====           ====
Weighted average common shares outstanding - Basic                     6,055,176      5,923,127
                                                                     ===========    ===========
Weighted average common shares outstanding - Diluted                   6,055,176      6,566,474
                                                                     ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        =================================





                                                                                  For the three months ended
                                                                                        September 30,
                                                                                -------------------------------
                                                                                     2001             2000
                                                                                     ----             ----
OPERATING ACTIVITIES:
    Net (loss) income                                                             $(43,055)        $2,334,160
     Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
    Bad debt expense                                                                22,938             19,333
     Deferred income tax (benefit) provisions                                       72,609         (1,903,663)
     Depreciation and amortization                                                 131,113            260,518
     Foreign currency gain                                                            (972)            (4,896)
       Minority interest in net income of subsidiaries                              12,186              4,323
       Equity in loss of Focus Surgery, Inc.                                          -                83,349
       Equity in loss of Hearing Innovations, Inc.                                    -                16,001
       Loans and debentures made to affiliates                                     422,083             -----
     Change in operating assets and liabilities:
       Deferred income                                                              52,208            111,168
       Accounts receivable                                                         929,317            336,425
       Inventories                                                                (620,255)        (1,791,716)
       Litigation settlement liabilities                                          (100,000)
       Prepaid expenses and other current assets                                  (134,104)           (39,185)
       Other assets                                                                (25,519)           (30,143)
       Accounts payable and accrued expenses                                      (467,337)         1,066,492
       Income taxes payable                                                       (299,096)          (594,129)
                                                                                ----------         ----------
     Net cash (used in) operating activities                                       (47,884)          (131,963)
                                                                                                   ----------

INVESTING ACTIVITIES
    Acquisition of property, plant and equipment                                   (72,582)          (103,079)
    Redemption of investments held to maturity                                   2,011,768             15,526
    Loans and debenture made to affiliates                                        (422,083)          (189,008)
                                                                                ----------
    Net cash used in investing activities                                        1,919,760           (276,561)
                                                                                ----------         ----------
FINANCING ACTIVITIES
    Proceeds from short-term borrowings, net                                       271,607            118,920
    Principal payments on capital lease obligations                                (89,615)           (36,668)
    Proceeds from exercise of stock options                                          4,605              6,843
    Payment of long-term debt                                                      (12,067)           (10,556)
                                                                                ----------         ----------
    Net cash provided by  financing activities                                     174,530             78,539
                                                                                ----------         ----------
    Effect of exchange rates on cash and cash equivalents                            3,316              1,625
                                                                                ----------         ----------
    Net increase (decrease) in cash and cash equivalents                         1,647,065           (328,360)
    Cash and cash equivalents at beginning of period                             3,774,573          7,069,502
                                                                                ----------         ----------
    Cash and cash equivalents at end of period                                  $5,421,638         $6,741,142
                                                                                ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    CASH PAID FOR: Interest                                                     $   35,895         $   34,873
                                                                                ==========         ==========
                  :Income taxes                                                 $  341,465         $1,149,085
                                                                                ==========         ==========



See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
          ============================================================

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

    The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

2. Litigation Settlement

    The Company, Medical Device Alliance, Inc. ("MDA") and MDA's wholly-owned subsidiary, Lysonix, Inc. ("Lysonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On June 10, 1999, the United States District Court, central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, Lysonix and the Company for violation of Mentor's U.S. Patent No. 4886491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The court also granted a permanent injunction enjoining further sales of the Lysonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant was deemed to infringe proportionally. Mentor requested further relief in the trial court for additional damages. The Company and its co-defendants are considering all alternatives including all legal measures that are available. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorney's fees, interest and other costs during the third and fourth quarters of fiscal 2001. The Company paid approximately $100,000 of these accrued costs during the first fiscal quarter 2002.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

 3.    Inventories

       Inventories are summarized as follows:

                                September 30, 2001         June 30, 2001
                                ------------------         -------------
        Raw materials                 $  4,454,851          $  3,617,258
        Work-in-process                    876,306               860,834
        Finished goods                   3,217,746             3,396,280
                                      ------------          ------------
                                      $  8,548,903          $  7,874,372
                                      ============          ============

4.     Accrued Expenses and Other Current Liabilities

       The following summarizes accrued expenses and other current liabilities:

                                          September 30, 2001       June 30, 2001
                                          ------------------       -------------
       Accrued payroll and vacation          $     124,632            $ 135,651
       Accrued sales tax                            10,458                1,305
       Accrued commissions and bonuses             455,769              440,603
       Customer deposits                           150,963              260,767
       Professional fees                            25,139               45,889
       Warranty                                    356,423              365,198
       Other                                        31,165               59,279
                                             -------------         ------------
                                             $   1,154,449         $  1,308,692
                                             =============         ============

5.   Income Taxes

     The Company recorded a deferred tax asset relating to the loss on impairment of equity investments for the notes and debentures to both Hearing Innovations, Inc. ("Hearing Innovations") and Focus Surgery, Inc. ("Focus Surgery") (note 6) during the first quarter of fiscal 2002 in the amount of $164,970. The Company recorded a full valuation allowance against the asset in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes." The valuation allowance was determined by assessing the recoverability of the deferral tax asset. In assessing the recoverability of the deferral tax asset, management considered whether it is more likely than not whether some portion or all of the deferral tax asset would be realized. Based upon the nature of the deferral tax asset and the Company projections for future capital gains in which the deferral tax asset would be deductible, management did not deem the asset to be recoverable as of September 30, 2001. For the first quarter of fiscal 2001, the Company recorded a one-time tax benefit of $1,681,502 for the reduction of valuation allowance applied against a deferred tax asset recorded in fiscal year 1997 for below market stock option grants.

6.  Convertible Debentures and Loans

    During the first quarter of fiscal 2002, the Company entered into four loan agreements whereby Hearing Innovations was required to pay the Company amounts of $13,000 due May 30, 2002, $22,800 due May 30, 2002, $27,200 due
    May 30, 2002 and $32,700 due May 30, 2003. All notes bore interest at 8% per annum and contain warrants to acquire additional shares. The notes were secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment, and processes of specified products whether now existing or hereafter arising after the date of these agreements. If the Company were to exercise and convert all warrants and options, the Company would hold an interest in Hearing Innovations of

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

    approximately 35%. The Company recorded a loss for these loans since the Company does not anticipate that these loans will be paid in accordance with the contracted terms of the loan agreements.

    On August 3, 2001, the Company purchased a $300,000 6% Secured Cumulative Convertible Debenture from Focus Surgery, due December 22, 2002 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus Surgery preferred stock at the option of the Company at any time up until the due date at $1,200 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus Surgery's right, title, and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the Focus Debenture. The Company recorded a loss for the Focus Debenture since the Company does not anticipate such Debenture to be satisfied within the contractual terms of the loan agreement.

7.  Business Segments

    The Company operates in two business segments, which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Autoscope endoscope disinfectant system from Labcaire and the Mystaire scrubber. Medical devices include the Auto Sonix for ultrasonic cutting and coagulatory system and refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. The Company evaluates the performance of the segments based upon income (loss) from operations less general and administrative expenses, bad debt expense and litigation settlement expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's Report on Form 10-K for the year ended June 30, 2001. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses, bad debt expense and litigation settlement expenses. The Company does not allocate assets by segment as they are not provided to the chief decision maker. Summarized financial information for each of the segments for the three months ended September 30, 2001 is as follows:

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

-------------------------------------------------------------------------------------------------------------------
                                  For The Three Months Ended September 30, 2001
-------------------------------------------------------------------------------------------------------------------
                            Medical Devices     Industrial Products         Corporate**              TOTAL
                                                                           Unallocated
-------------------------------------------------------------------------------------------------------------------
       Net Sales              $2,742,138             $4,080,383                                   $6,822,521
-------------------------------------------------------------------------------------------------------------------
  Cost of Goods Sold          $1,407,029             $2,230,320                                   $3,637,349
-------------------------------------------------------------------------------------------------------------------
     Gross Profit             $1,335,109             $1,850,063                                   $3,185,172
-------------------------------------------------------------------------------------------------------------------
Direct Selling Expenses        $251,919               $778,026                                    $1,029,945
-------------------------------------------------------------------------------------------------------------------
  Direct Research and          $321,573               $137,682                                     $459,255
      Development
-------------------------------------------------------------------------------------------------------------------
Total Direct Operating         $573,492               $915,708                                    $1,489,200
       Expenses
-------------------------------------------------------------------------------------------------------------------
     Corporate and                                                         $1,487,532             $1,487,532
      Unallocated
-------------------------------------------------------------------------------------------------------------------
  Income (loss) From           $761,617               $934,355             $1,487,532              $208,440
      Operations
-------------------------------------------------------------------------------------------------------------------

** represents general and administrative and bad debt expenses.


The following table provides a breakdown of foreign sales by geographic areas during the periods indicated:

-------------------------------------------------------------------------------------------------------------------
                                  For The Three Months Ended September 30, 2001
-------------------------------------------------------------------------------------------------------------------
                                             In Thousands of Dollars

-------------------------------------------------------------------------------------------------------------------
                                                        2001                                  2000
                                                        ----                                  ----
-------------------------------------------------------------------------------------------------------------------
          Canada and Mexico                             $37                                   $648
-------------------------------------------------------------------------------------------------------------------
            United Kingdom                             1,252                                 1,259
-------------------------------------------------------------------------------------------------------------------
                Europe                                  214                                   314
-------------------------------------------------------------------------------------------------------------------
                 Asia                                   171                                   153
-------------------------------------------------------------------------------------------------------------------
             Middle East                                 31                                    78
-------------------------------------------------------------------------------------------------------------------
                Other                                    45                                    54
                                                       ------                                ------
-------------------------------------------------------------------------------------------------------------------
                Total                                  $1,722                                $2,506
                                                       ------                                ------
-------------------------------------------------------------------------------------------------------------------

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

8.   Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces APB 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets and the accounting for negative goodwill. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired.

     With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. Amortization of goodwill for the comparable three month period ended September 30, 2000 was $130,382.

     SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later that the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to complete this assessment, the Company has not determined whether there is any indication that goodwill is impaired or the estimated the amount of any potential impairment.

9.  Subsequent Events
    Labcaire Systems Ltd.

    In October 2001, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Report on Form 10-K for the year ended June 30, 2001), the Company paid approximately $97,000 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bring the acquired interest to 97.3 %. This represents the fiscal 2002 buy-back portion, as defined in the Labcaire Agreement. The Company is obligated to purchase 2.65% for the next year at which time the Company will own 100% of Labcaire.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            =========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NET SALES: Net sales of the Company's medical devices and industrial products increased $31,203 from $6,791,318 for the three months ended September 30, 2000 to $6,822,521 for the three months ended September 30, 2001. This increase in net sales is due to a $273,049 increase in medical devices partially offset by $241,846 lower industrial product sales. The increase in medical devices is due to the $205,084 increase in diagnostic medical devices and the increase of $67,965 of Ultrasonic medical devices. The decrease in industrial sales is predominantly due to the decrease of $479,594 in wet scrubber sales and $53,418 industrial ultrasonic products offset by an increase of $268,682 of Labcaire sales and $22,484 of fume enclosure sales.

GROSS PROFIT: Gross profit decreased to 46.7% in the three months ended September 30, 2001 from 52.7% in the three months ended September 30, 2000. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries in medical devices.

SELLING EXPENSES: Selling expenses increased $208,483 from $821,462 for the three months ended September 30, 2000 to $1,029,945 for the three months ended September 30, 2001. Medical device selling expenses increased $77,886 predominantly due to additional sales and marketing efforts from diagnostic medical devices. Industrial selling expenses increased $130,597 predominantly due to increased market efforts and personnel additions.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased $52,293 from $1,539,825 in the three months ended September 30, 2000 to $1,487,532 in the three months ended September 30, 2001. The decrease is predominantly due to the adoption with first quarter fiscal 2002 of FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with SFAS 142, the Company is no longer amortizing goodwill. Amortization of goodwill for the comparable period in fiscal 2000 was $72,657.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased $112,397 from $346,858 for the three months ended September 30, 2000 to $459,255 for the three months ended September 30, 2001. The increases are predominantly due to the increased research and development on medical device products in the amount of $114,399 offset by reduced efforts for industrial products in the amount of $2,002.

OTHER INCOME (EXPENSES): Other expenses during the three months ended September 30, 2001 was $17,100. During the three months ended September 30, 2000 other income was $260,334. The decrease of $277,434 was principally due to the $422,183 recording of the loss for loans made to both Focus Surgery and Hearing Innovations and lower interest income of $25,609 during the quarter ended September 30, 2001, partially offset by increased royalties from medical devices of $123,657. The Company is no longer amortizing goodwill for our interests in Focus Surgery and Hearing Innovations for the first quarter ending September 30, 2001. Amortization of goodwill for the comparable period in fiscal 2000 was $57,725.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            =========================================================

INCOME TAXES: The Company recorded a valuation allowance in the amount of $164,970 for the first quarter of fiscal 2002 against the deferred tax asset relating to the loss on the notes and debentures to both Hearing Innovations and Focus Surgery. The valuation allowance was recorded in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes." For the first quarter of fiscal 2001, the Company recorded a one-time tax benefit of $1,681,502 for the reduction of valuation allowance applied against a deferred tax asset recorded in fiscal year 1997 for below market stock option grants.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at September 30, 2001 and June 30, 2001 was $12,003,230 and $12,002,501, respectively. Cash flow from operations was predominantly negatively impacted by the increase in inventory from both industrial and medical products, payment of litigation settlement liabilities, payment of accounts payable and lower accrued expenses offset by increased accounts receivable collections.

The Company is currently negotiating a $5,000,000 revolving credit facility with a commercial bank to cover any potential shortfalls of the Company's cash position as well as to support future working capital needs.

In October 2001, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Report on Form 10-K for the year ended June 30, 2001), the Company paid approximately $97,000 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire. This represents the fiscal 2002 buy-back portion, as defined in the Labcaire Agreement.

During the first quarter of fiscal 2002, the Company entered into four loan agreements whereby Hearing Innovations was required to pay the Company amounts of $13,000 due May 30, 2002, $22,800 due May 30, 2002, $27,200 due May 30, 2002
and $32,700 due May 30, 2003. All notes bore interest at 8% per annum and certain warrants to acquire additional shares. The notes were secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment, and processes of specified products whether now existing or hereafter arising after the date of these agreements. If the Company were to exercise and convert all warrants and options, the Company would hold an interest in Hearing Innovations of approximately 35%. The Company recorded the loss on such loans since the Company does not anticipate these loans will be paid in accordance with the contracted terms of the loan agreements.

On August 3, 2001, the Company purchased a $300,000 6% Secured Cumulative Convertible Debenture from Focus Surgery, due December 22, 2002 (the "Focus Debenture"). The Focus Debenture is convertible to 250 shares of Focus Surgery preferred stock at the option of the Company at any time up until the due date at $1,200 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture principal amount. The Focus Debenture is secured by a lien on all Focus Surgery's rights, title, and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the Focus Debenture. The Company recorded the loss on the Focus Debenture since the Company does not anticipate such Debenture to be satisfied within the contractual terms of the loan agreement.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (Statement 144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, "Goodwill and Other Intangible Assets".

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

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

                                  MISONIX, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
            =========================================================

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Currency Risk:

                    Approximately 26% of the Company's revenues in fiscal 2001 were received in English Pounds Sterling currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are converted into U.S. Dollars using rates of 1.46 and 1.48 for the three months ended September 30, 2001 and 2000, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

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

                                  MISONIX, INC.

PART II -    OTHER INFORMATION

    Item 1.   Legal Proceedings.
    The Company, Medical Device Alliance, Inc. ("MDA") and MDA's wholly-owned subsidiary, Lysonix, Inc. ("Lysonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On June 10, 1999, the United States District Court, central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, Lysonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The court also granted a permanent injunction enjoining further sales of the Lysonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant was deemed to infringe proportionally. Mentor requested further relief in the trial court for additional damages. The Company and its co-defendants are considering all alternatives including all legal measures that are available. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorney's fees, interest and other costs during the third and fourth quarters of fiscal 2001. The Company paid approximately $100,000 of these accrued costs during the first fiscal quarter of 2002.

                                  MISONIX, INC.

Item 6.      Exhibits and Reports on Form 8-K.


(a)

EXHIBIT 11 (Unaudited)

COMPUTATION OF NET (LOSS) INCOME PER SHARE

                                                 Three Months Ended
                                                    September 30.
                                                    ------------

                                                2001              2000

Net (loss) income                            $ (43,055)       $  2,334,160
                                             =============================

Weighted average common
shares outstanding                           6,055,176           5,925,045
                                             =============================

Dilutive effect of stock options                ---                633,406

Weighted average common
    shares and common share
    equivalents                              6,055,176           6,558,451
                                             =============================


Basic:
Net (loss) income per common share           $   (.01)        $        .39
                                             =============================

Diluted:
Net (loss) income per common share           $   (.01)        $        .36
                                             =============================

Employee stock options totaling 280,813 for the three months ended September 30, 2001 were not included in the dilutive net loss per share calculation because the effect would have been anti-dilutive. There were no anti-dilutive stock options for the three months ended September 30, 2000.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001


                                     MISONIX, INC.
                                     ---------------------------------
                                     (Registrant)

                                     By: /s/ Michael A. McManus, Jr.
                                         ---------------------------
                                         Michael A. McManus, Jr.
                                         President, Chief Executive Officer

                                     By: /s/ Richard Zaremba
                                         -------------------
                                         Richard Zaremba
                                         Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Secretary