Form 10-Q
period 2001-12-31
MISONIX INC
filed 2002-02-14
CIK 880432

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2001
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

               Commission file number: 1-10986


                                 MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                           11-2148932
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


1938 New Highway, Farmingdale, NY                               11735
----------------------------------------                        -----
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

       Yes   X             No
          -------             ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                    Outstanding at
            Class of Common Stock                   February 8, 2002
            ----------------------                 ------------------
         Common Stock, $.01 par value                  6,103,365

                                  MISONIX, INC.

                                      INDEX

PART I -  FINANCIAL INFORMATION                                            PAGE

Item 1. Financial Statements:

        Consolidated Balance Sheets as of
        December 31, 2001 (Unaudited) and June 30, 2001                      3

        Consolidated Statements of Operations for
        Three months ended December 31, 2001
        and 2000 (Unaudited)                                                 4

        Consolidated Statements of Operations for
        Six months ended December 31, 2001
        and 2000 (Unaudited)                                                 5

        Consolidated Statements of Cash Flows for the
        Six months ended December 31, 2001
        and 2000 (Unaudited)                                                 6

        Notes to Consolidated Financial Statements                        7-11


Item 2. Management's Discussion and Analysis of Financial Condition      12-15
        and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk          16


Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

Signatures                                                                  18

PART 1 - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,       JUNE 30,
                                                                           2001            2001
   ASSETS                                                              (UNAUDITED)        AUDITED
   ------                                                              -----------      ----------
   Current assets:
   Cash and cash equivalents                                            $5,649,691      $3,774,573
   Investments held to maturity                                             -            2,015,468
   Accounts receivable, net of allowance for doubtful
   accounts of $200,994 and $228,116, respectively                       6,068,470       7,210,461
   Inventories                                                           8,237,900       7,874,372
   Deferred income taxes                                                 2,528,260       2,598,538
   Prepaid expenses and other current assets                               903,999         787,765
                                                                           -------         -------
   Total current assets                                                 23,388,320      24,261,177

   Property, plan and equipment, net                                     3,107,849       3,195,758
   Deferred income taxes                                                 1,548,438       3,195,748
   Goodwill                                                              4,234,599       4,069,497
   Other assets                                                            239,497         143,597
                                                                           -------         -------
   Total assets                                                        $32,518,703     $33,220,788
                                                                       ===========     ===========


  LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Notes payable                                                      $851,449        $542,532
       Accounts payable                                                  3,202,372       3,527,449
       Accrued expenses and other current liabilities                      662,263       1,308,692
       Litigation settlement liabilities                                 6,076,000       6,176,000
       Income taxes payable                                                381,618         499,827
       Current maturities of long-term debt and capital lease
       obligations                                                         199,755         204,176
                                                                           -------         -------
   Total current liabilities                                            11,373,457      12,258,676

   Long-term debt and capital lease obligations                          1,005,153       1,027,921

   Deferred income                                                         226,800         569,843
   Minority interest                                                       543,389         257,530

   Stockholders' equity:
     Common stock, $.01 par value-shares authorized
     10,000,000: 6,135,165 and 6,123,415 issued and
     6,060,865 and 6,056,615 outstanding, respectively                      61,352          61,219
   Additional paid-in capital                                           22,014,666      21,924,987
   Accumulated deficit                                                  (1,980,155)     (2,197,720)
   Treasury stock, 74,300 shares at December 31, and 66,800
   shares at June 30, 2001, respectively                                  (401,974)       (358,237)
   Accumulated other comprehensive loss                                   (323,985)       (323,431)
                                                                         ---------       ---------
   Total stockholders' equity                                           19,369,904      19,106,818
                                                                        ----------      ----------
   Commitment and contingencies (notes 2 and 7)
   Total liabilities and stockholders' equity                          $32,518,703     $33,220,788
                                                                       ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                        --------------------------------

                                                                         FOR THREE MONTHS ENDED
                                                                               DECEMBER 31
                                                                       ----------------------------
                                                                           2001            2000
                                                                       -----------      -----------
   Net sales                                                           $ 7,503,537      $7,616,531

   Cost of goods sold                                                    4,178,202       3,646,533
                                                                         ---------       ---------

   Gross Profit                                                          3,325,335       3,969,998

   Operating expenses:
       Selling expenses                                                  1,027,543         960,845
       General and administrative expenses                               1,518,178       1,504,733
       Research and development expenses                                   504,942         476,659
                                                                           -------         -------
   Total operating expenses                                              3,050,663       2,942,237
                                                                         ---------       ---------
   Income from operations                                                  274,672       1,027,761

   Other income (expense):
       Interest income                                                      98,372         157,524
       Interest expense                                                    (35,965)        (39,981)
       Option/license fees                                                  12,156           6,078
       Royalty income                                                      147,782         237,982
       Amortization of investments                                             ---         (57,725)
       Foreign exchange loss                                                (1,231)         (1,584)
       Miscellaneous income                                                    ---             720
       Loss on loans to affiliated entities                                119,259             ---
                                                                           -------        --------
       Income before equity in loss of Focus Surgery, Inc.,
       equity in loss of Hearing Innovations, Inc.
       minority interest and income taxes                                  376,527       1,330,775


   Equity in loss of Focus Surgery, Inc.                                       ---         (87,837)
   Equity in loss of Hearing Innovations, Inc.                                 ---          (5,586)
   Minority interest in net loss of consolidated subsidiaries               42,916          30,566
                                                                            ------          ------
   Income before income taxes                                              419,443       1,267,918


   Income tax (provision)                                                 (158,823)       (506,074)
                                                                         ---------       ---------
   Net income                                                            $ 260,620       $ 761,844
                                                                         =========       =========

   Net income per share-Basic                                                $ .04           $ .13
                                                                             =====           =====

   Net income per share - Diluted                                            $ .04           $ .12
                                                                             =====           =====

   Weighted average common shares outstanding - Basic                    6,052,755       5,969,213
                                                                         =========       =========

   Weighted average common shares outstanding - Diluted                  6,585,953       6,521,315
                                                                         =========       =========

See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                        --------------------------------

                                                                         FOR SIX MONTHS ENDED
                                                                               DECEMBER 31
                                                                        ---------------------------
                                                                          2001             2000
                                                                        ---------        ---------
   Net sales                                                          $ 14,326,058    $ 14,407,849

   Cost of goods sold                                                    7,815,551       6,856,453
                                                                         ---------       ---------

   Gross Profit                                                          6,510,507       7,551,396

   Operating expenses:
       Selling expenses                                                  2,057,488       1,782,307
       General and administrative expenses                               3,005,710       3,044,558
       Research and development expenses                                   964,197         823,517
                                                                           -------         -------
   Total operating expenses                                              6,027,395       5,650,382
                                                                         ---------       ---------
   Income from operations                                                  483,112       1,901,014

   Other income (expense):
       Interest income                                                     244,923         329,784
       Interest expense                                                    (71,860)        (74,854)
       Option/license fees                                                  12,156          12,156
       Royalty income                                                      441,137         407,680
       Amortization of investments                                             ---        (115,450)
       Foreign exchange (loss) gain                                           (259)          3,312
       Miscellaneous income                                                    ---             720
       Loss on loans/debentures to affiliated entities                    (541,342)            ---
                                                                         ---------        --------
       Income before equity in loss of Focus Surgery, Inc.,
       equity in loss of Hearing Innovations, Inc.
       minority interest and income taxes                                  567,867       2,464,362


   Equity in loss of Focus Surgery, Inc.                                       ---        (171,187)
   Equity in loss of Hearing Innovations, Inc.                                 ---         (21,586)
   Minority interest in net income of consolidated
   subsidiaries                                                             30,730          26,243
                                                                         ---------     -----------
   Income before income taxes                                              598,597       2,297,832


   Income tax (provision) benefit                                         (381,032)        798,172
                                                                         ---------         -------
   Net income                                                            $ 217,565     $ 3,096,004
                                                                         =========     ===========

   Net income per share-Basic                                                $ .04           $ .52
                                                                             =====           =====

   Net income per share - Diluted                                            $ .03           $ .47
                                                                             =====           =====

   Weighted average common shares outstanding - Basic                    6,053,965       5,947,129
                                                                         =========       =========

   Weighted average common shares outstanding - Diluted                  6,530,789       6,518,734
                                                                         =========       =========

   See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        --------------------------------

                                                                         FOR THE SIX MONTHS ENDED
                                                                               DECEMBER 31
                                                                         -------------------------
                                                                            2001          2000
                                                                         ---------      ----------
   OPERATING ACTIVITIES:
   Net income                                                              217,565       3,096,004
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Bad debt expense                                                         45,873         (32,198)
   Deferred income tax provisions (benefit)                                 72,609      (1,602,010)
   Depreciation and Amortization                                           290,948         504,750
   Foreign currency loss (gain)                                                259          (3,312)
   Minority interest in net income of consolidated
   subsidiaries                                                            (30,730)        (26,243)
   Equity in loss of Focus Surgery, Inc.                                       ---         171,187
   Equity in loss of Hearing Innovations, Inc.                                 ---          21,586
   Loss on loans and debentures made to affiliates                         541,342             ---
   Change in operating assets and liabilities:
   Deferred income                                                         (26,454)        106,354
   Accounts receivable                                                     944,461         106,436
   Inventories                                                            (324,020)     (2,443,917)
   Litigation settlement liabilities                                      (100,000)            ---
   Prepaid expenses and other current assets                               (71,980)         (6,871)
   Other assets                                                            (98,286)        (36,877)
   Accounts payable and accrued expenses                                  (954,259)       (165,896)
   Income taxes payable                                                   (126,706)       (513,887)
                                                                         ---------       ---------
   Net cash provided by (used in) operating activities                     380,622      (1,037,766)

   INVESTING ACTIVITIES:

   Purchase of Labcaire stock                                              (99,531)       (117,349)
   Acquisition of property, plant and investment                          (109,080)       (172,227)
   Redemption of investments held to maturity                            2,015,468          88,276
   Purchase of investments held to maturity                                    ---      (1,173,552)
   Costs paid for acquisition of Sonic Technologies
   Laboratory Services                                                         ---        (307,194)
   Costs paid for acquisition of CraMar Technologies, Inc.                     ---        (299,592)
   Loans and debentures made to affiliates                                (541,342)       (495,599)
                                                                         ---------       ---------
   Net cash provided by (used in) investing activities                   1,265,515      (2,477,237)

   FINANCING ACTIVITIES:

   Proceeds from short-term borrowings, net                                292,379         158,459
   Principal payments on capital lease obligations                        (128,798)        (86,165)
   Proceeds from exercise of stock options                                  89,812         124,020
   Purchase of treasury stock                                              (27,593)            ---
   Payment of long-term debt                                               (43,737)        (20,904)
                                                                          --------        --------
   Net cash provided by financing activities                               182,063         175,410
                                                                          --------         -------
   Effect of exchange rates on cash and cash equivalents                    46,918          (5,928)
                                                                            ------         -------
   Net increase (decrease) in cash and cash equivalents                  1,875,118      (3,345,521)
   Cash and cash equivalents at beginning of period                    $ 3,774,573       7,069,502
                                                                       -----------       ---------
   Cash and cash equivalents at end of period                          $ 5,649,691      $3,723,981
                                                                       ===========      ==========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for:  INTEREST                                               $ 71,860          74,854
                                                                          ========          ======
                   INCOME TAXES                                          $ 366,965       1,299,088
                                                                         =========       =========
   Non-cash investments activities:
   Conversion of notes receivable from Hearing Innovations,
   Inc. to convertible debentures                                                         $192,250
                                                                                          ========

See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
           ==========================================================

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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


2.  Litigation Settlement

    The Company, Medical Device Alliance Inc. ("MDA") and MDA's wholly-owned subsidiary, Lysonix, Inc. ("Lysonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On June 10, 1999, the United States District Court, central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, Lysonix and the Company for violation of Mentor's U.S. Patent No. 4886491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The court also granted a permanent injunction enjoining further sales of the Lysonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant was deemed to infringe proportionally. Mentor requested further relief in the trial court for additional damages. The Company and its co-defendants are considering all alternatives including all legal measures that are available and have appealed the interest award. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third and fourth quarters of fiscal 2001. The Company paid approximately $100,000 of these accrued costs during the first quarter of fiscal 2002.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

3.     Inventories

       Inventories are summarized as follows:
                                     December 31, 2001             June 30, 2001
                                     -----------------             -------------
       Raw materials                       $ 4,390,319               $ 3,617,258
       Work-in-process                         853,673                   860,834
       Finished goods                        2,993,908                 3,396,280
                                         -------------               -----------
                                         $   8,237,900              $  7,874,372
                                         =============              ===========

4.     Accrued Expenses and Other Current Liabilities

       The following summarizes accrued expenses and other current liabilities:

                                          December 31, 2001      June 30, 2001
                                          -----------------      -------------
       Accrued payroll and vacation                $134,147        $   135,651
       Accrued sales tax                             20,956              1,305
       Accrued commissions and bonuses               59,931            440,603
       Customer deposits                             15,877            260,767
       Professional fees                             34,389             45,889
       Warranty                                     396,647            365,198
       Other                                            316             59,279
                                                   --------         ----------
                                                   $662,263         $1,308,692
                                                   ========         ==========
5.     Income Taxes

       The Company recorded a deferred tax asset relating to the loss on impairment of equity investments for the notes and debentures issued to the Company by Hearing Innovations, Inc. ("Hearing Innovations") and Focus Surgery, Inc. ("Focus Surgery") (note 6) during the second fiscal quarter of 2002 and six months ended December 31, 2001 in the amounts of $46,410 and $211,380, respectively. A full valuation allowance was recorded against the asset in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes." The valuation allowance was determined by assessing the recoverability of the deferred tax asset. In assessing the recoverability of the deferred tax asset, management considered whether it is more likely than not whether some portion or all of the deferred tax asset would be realized. Based upon the nature of the deferred tax asset and the Company's projections for future capital gains in which the deferred tax asset would be deductible, management did not deem the asset to be recoverable as of December 31, 2001. During the first quarter of fiscal 2001, the Company recorded a one-time tax benefit of $1,681,502 for the reduction of valuation allowance applied against a deferred tax asset recorded in fiscal year 1997 for below market stock option grants.

6.     Convertible Debentures and Loans

       During the first and second quarters of fiscal 2002, the Company entered into loan agreements whereby Hearing Innovations was required to pay the Company $152,770 due May 30, 2002 and $32,700 due May 30, 2003. All notes bear interest at 8% per annum and contain warrants to acquire additional shares. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment, and processes of specified products whether now existing or hereafter arising after the date of these agreements. If the Company were to exercise and convert all warrants and options, the Company would hold an interest in Hearing Innovations of approximately 35%. The Company recorded a valuation allowance against these loans since the Company does not anticipate that these loans will be paid in accordance with the contracted terms of the loan agreements.

                                 MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


    The Company also purchased a $300,000 6% Secured Cumulative Convertible Debenture from Focus Surgery, due December 22, 2002 (The Focus Debenture). The Focus Debenture is convertible into 250 shares of Focus Surgery preferred shares at the option of the Company at any time up until the due date for $1,200 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture principal amount. The Focus Debenture is secured by a lien on all Focus Surgery's rights, title, and interest in accounts receivable , inventory, property, plant and equipment and process of specified products whether now existing or hereafter arising after the date of the Focus Debenture. If the Company were to exercise and convert all warrants and options, the Company would hold an interest in Focus Surgery of approximately 27%. The Company recorded a valuation allowance against this debenture since the Company does not anticipate that this debenture will be paid in accordance with the contractual terms of the loan agreement.

7.  Business Segments

    The Company operates in two business segments, which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Autoscope and Guardian endoscope disinfectant system from Labcaire and the Mystaire scrubber. Medical devices include the Auto Sonix for ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor and ultrasonic soft tissue aspirator. The Company evaluates the performance of the segments based upon income (loss) from operations less general and administrative expenses, bad debt expense and litigation settlement expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses, bad debt expense and litigation settlement expenses. The Company does not allocate assets by segment as they are not provided to the chief decision maker. Summarized financial information for each of the segments for the three and six months ended December 31, 2001 are as follows:

-------------------------------------------------------------------------------------------------------------------
                                    For The Three Months Ended December 31, 2001
-------------------------------------------------------------------------------------------------------------------
                            Medical Devices     Industrial Products         Corporate**              TOTAL
                                                                           Unallocated
------------------------ ---------------------- --------------------- ---------------------- ----------------------
       Net Sales              $3,061,963             $4,441,574                                   $7,503,537
------------------------ ---------------------- --------------------- ---------------------- ----------------------
  Cost of Goods Sold          $1,745,664             $2,432,538                                   $4,178,202
------------------------ ---------------------- --------------------- ---------------------- ----------------------
     Gross Profit             $1,316,299             $2,009,036                                   $3,325,335
------------------------ ---------------------- --------------------- ---------------------- ----------------------
Direct Selling Expenses        $210,126               $817,417                                    $1,027,543
------------------------ ---------------------- --------------------- ---------------------- ----------------------
  Direct Research and          $357,016               $147,926                                     $504,942
      Development
------------------------ ---------------------- --------------------- ---------------------- ----------------------
Total Direct Operating         $567,142               $965,343                                    $1,532,485
       Expenses
------------------------ ---------------------- --------------------- ---------------------- ----------------------
     Corporate and                                                         $1,518,178             $1,518,178
      Unallocated
------------------------ ---------------------- --------------------- ---------------------- ----------------------
Income From Operations         $749,157              $1,043,693            $1,518,178              $274,672
------------------------ ---------------------- --------------------- ---------------------- ----------------------
** represents general and administrative and bad debt expenses.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

-------------------------------------------------------------------------------------------------------------------
                                     For The Six Months Ended December 31, 2001
-------------------------------------------------------------------------------------------------------------------
                            Medical Devices     Industrial Products         Corporate**              TOTAL
                                                                           Unallocated
------------------------ ---------------------- --------------------- ---------------------- ----------------------
       Net Sales              $5,804,101             $8,521,957                                   $14,326,058
------------------------ ---------------------- --------------------- ---------------------- ----------------------
  Cost of Goods Sold          $3,152,693             $4,662,858                                   $7,815,551
------------------------ ---------------------- --------------------- ---------------------- ----------------------
     Gross Profit             $2,651,408             $3,859,099                                   $6,510,507
------------------------ ---------------------- --------------------- ---------------------- ----------------------
Direct Selling Expenses        $462,045              $1,595,443                                   $2,057,488
------------------------ ---------------------- --------------------- ---------------------- ----------------------
  Direct Research and          $678,589               $285,608                                     $964,197
      Development
------------------------ ---------------------- --------------------- ---------------------- ----------------------
Total Direct Operating        $1,140,634             $1,881,051                                   $3,021,685
       Expenses
------------------------ ---------------------- --------------------- ---------------------- ----------------------
     Corporate and                                                         $3,005,710             $3,005,710
      Unallocated
------------------------ ---------------------- --------------------- ---------------------- ----------------------
Income From Operations        $1,510,774             $1,978,048            $3,005,710              $483,112
------------------------ ---------------------- --------------------- ---------------------- ----------------------

**represents general and administrative and bad debt expenses.

The following table provides a breakdown of foreign sales by geographic areas during the periods indicated:

-------------------------------------------------------------------------------------------------------------------
                                         For The Three Months Ended December 31, 2001
-------------------------------------------------------------------------------------------------------------------
                                                      In Thousands of Dollars
-------------------------------------------------------------------------------------------------------------------
                                                        2001                                  2000
                                                        ----                                  ----
--------------------------------------- ------------------------------------- -------------------------------------
Canada and Mexico                                                        $79                                   $41
--------------------------------------- ------------------------------------- -------------------------------------
United Kingdom                                                         1,359                                 1,398
--------------------------------------- ------------------------------------- -------------------------------------
Europe                                                                   206                                   239
--------------------------------------- ------------------------------------- -------------------------------------
Asia                                                                     313                                   191
--------------------------------------- ------------------------------------- -------------------------------------
Middle East                                                               78                                    34
--------------------------------------- ------------------------------------- -------------------------------------
Other                                                                     11                                    50
--------------------------------------- ------------------------------------- -------------------------------------
Total                                                                 $2,040                                $1,953
--------------------------------------- ------------------------------------- -------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                        For The Six Months Ended December 31, 2001
-------------------------------------------------------------------------------------------------------------------
                                                      In Thousands of Dollars
-------------------------------------------------------------------------------------------------------------------
                                                        2001                                  2000
                                                        ----                                  ----
--------------------------------------- ------------------------------------- -------------------------------------
Canada and Mexico                                                       $116                                   $82
--------------------------------------- ------------------------------------- -------------------------------------
United Kingdom                                                         2,611                                 2,657
--------------------------------------- ------------------------------------- -------------------------------------
Europe                                                                   420                                   553
--------------------------------------- ------------------------------------- -------------------------------------
Asia                                                                     484                                   344
--------------------------------------- ------------------------------------- -------------------------------------
Middle East                                                              109                                   112
--------------------------------------- ------------------------------------- -------------------------------------
Other                                                                     56                                   104
--------------------------------------- ------------------------------------- -------------------------------------
Total                                                                 $3,796                                $3,852
--------------------------------------- ------------------------------------- -------------------------------------

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

      With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. Amortization of goodwill for the comparable three and six month period ended December 31, 2000 was $150,670 and $289,791, respectively.

      SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later that the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company has determined the goodwill recorded is not impaired and therefore no additional tests are required.

9.    Acquisitions

      Labcaire Systems Ltd.

      In October 2001, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2001), the Company paid $99,531 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 97.35 %. This represents the fiscal 2002 buy-back portion, as defined in the Labcaire Agreement. The Company is obligated to purchase 2.65% for the next year at which time the Company will own 100% of Labcaire.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 Three Months Ended December 31, 2001 and 2000.

NET SALES: Net sales of the Company's medical devices and industrial products decreased $112,994 from $7,616,531 for the three months ended December 31, 2000 to $7,503,537 for the three months ended December 31, 2001. This decrease in net sales is due to a $251,323 decrease in medical devices as partially offset by an increase of $138,329 in industrial products. The decrease in medical devices is primarily due to lower sales of ultrasonic medical devices. The increase in industrial sales is predominantly due to the increase of $10,395 of Labcaire sales and $681,951 of fume enclosure sales partially offset by reduced wet scrubber sales of $523,104 and $30,913 in ultrasonic industrial products.

GROSS PROFIT: Gross profit decreased to 44.3% in the three months ended December 31, 2001 from 52.1% in the three months ended December 31, 2000. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries in ultrasonic medical devices.

SELLING EXPENSES: Selling expenses increased $66,698 from $960,845 for the three months ended December 31, 2000 to $1,027,543 for the three months ended December 31, 2001. Medical device selling expenses increased $142,782 predominantly due to additional sales and marketing efforts from diagnostic medical devices. Industrial selling expenses decreased $76,084 predominantly due to reduced marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased $13,445 from $1,504,733 in the three months ended December 31, 2000 to $1,518,178 in the three months ended December 31, 2001. The increase is predominantly due to increased facility and administration costs in Longmont, Colorado, partially offset due to the adoption in the first quarter of fiscal 2002 of FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS
142). In accordance with SFAS 142, the Company is no longer amortizing goodwill. Amortization of goodwill for the comparable period in fiscal 2000 was $150,670.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased $28,283 from $476,659 for the three months ended December 31, 2000 to $504,942 for the three months ended December 31, 2001. The increases are predominantly due to increased research and development on medical device products in the amount of $27,846, and increased efforts for industrial products in the amount of $437.

OTHER INCOME: Other income during the three months ended December 31, 2001 was $101,855. During the three months ended December 31, 2000 other income was $303,014. The decrease of $201,159 was principally due to the $119,259 recording of the reserve for loans made to Hearing Innovations and lower interest income of $59,152 during the quarter ended December 31, 2001. The Company is no longer amortizing goodwill for our interests in Focus Surgery and Hearing Innovations for the second quarter ending December 31, 2001 since the investments were written down to zero at June 30, 2001. Amortization of goodwill for the comparable period in fiscal 2000 was $54,458.

INCOME TAXES: The Company recorded a valuation allowance in the amount of $46,410 for the second quarter of fiscal 2002 against the deferred tax asset relating to the loss on loans to Hearing Innovations. The valuation allowance was recorded in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes."

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================


                  Six Months Ended December 31, 2001 and 2000.

NET SALES: Net sales of the Company's medical devices and industrial products decreased $81,791 from $14,407,849 for the six months ended December 31, 2000 to $14,326,058 for the six months ended December 31, 2001. This decrease in net sales is due to a $102,658 decrease in industrial products partially offset by $20,867 higher medical device sales. The increase in medical devices is due to the $206,839 increase in diagnostic medical devices offset by a decrease of $185,972 of ultrasonic medical devices. The decrease in industrial sales is predominantly due to the decrease of $1,002,698 in wet scrubber sales and $59,522 industrial ultrasonic products partially offset by an increase of $247,479 of Labcaire sales and $712,083 of fume enclosure sales.

GROSS PROFIT: Gross profit decreased to 45.4% in the six months ended December 31, 2001 from 52.4% in the six months ended December 31, 2000. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries in ultrasonic medical devices.

SELLING EXPENSES: Selling expenses increased $275,181 from $1,782,307 for the six months ended December 31, 2000 to $2,057,488 for the six months ended December 31, 2001. Medical device selling expenses increased $156,582 predominantly due to additional sales and marketing efforts from diagnostic medical devices. Industrial selling expenses increased $118,599 predominantly due to increased marketing efforts, advertising initiatives and personnel additions.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased $38,848 from $3,044,558 in the six months ended December 31, 2000 to $3,005,710 in the six months ended December 31, 2001. The decrease is predominantly due to the adoption in the first quarter of fiscal 2002 of FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with SFAS 142, the Company is no longer amortizing goodwill. Amortization of goodwill for the comparable period in fiscal 2000 was $288,595.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased $140,680 from $823,517 for the six months ended December 31, 2000 to $964,197 for the six months ended December 31, 2001. The increase is predominantly due to the increased research and development on medical device products in the amount of $194,118 partially offset by reduced efforts for industrial products in the amount of $53,438.

OTHER INCOME: Other income during the six months ended December 31, 2001 was $84,755. During the six months ended December 31, 2000, other income was $563,348. The decrease of $478,593 was principally due to the $541,342 recording of the reserve for loans made to both Focus Surgery and Hearing Innovations. The Company is no longer amortizing goodwill for our interests in Focus Surgery and Hearing Innovations for the six months ended December 31, 2001 since the investments were written down to zero at June 30, 2001. Amortization of goodwill for the comparable period in fiscal 2000 was $115,450.

INCOME TAXES: The Company recorded a valuation allowance in the amount of $211,380 for the six months ended December 31, 2001 against the deferred tax asset relating to the loss on the loans and debentures issued by Hearing Innovations and Focus Surgery. The valuation allowances was recorded in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes". For the first quarter of fiscal 2001, the Company recorded a one-time tax benefit of $1,681,502 for the reduction of valuation allowances applied against a deferred tax asset recorded in fiscal year 1997 for below market stock option grants.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================


LIQUIDITY AND CAPITAL RESOURCES:

Working capital at December 31, 2001 and June 30, 2001 was $12,014,863 and $12,002,501, respectively. Cash flow from operations was negatively impacted by the increase in inventory from both industrial and medical products, payment of litigation settlement liabilities, payment of accounts payable and lower accrued expenses partially offset by increased accounts receivable collections.

The Company secured a $5,000,000 revolving credit facility with Fleet Bank on January 18, 2002 to cover any potential shortfalls of the Company's cash position as well as to support future working capital needs. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum.

In October 2001, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2001), the Company paid $99,531 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire. This represents the fiscal 2002 buy-back portion, as defined in the Labcaire Agreement.

During the second quarter of fiscal 2002, the Company entered into three loan agreements whereby Hearing Innovations was required to pay the Company amounts of $38,500 due May 30, 2002, $43,270 due May 30, 2002, and $8,000 due May 30,
2002. All notes bear interest at 8% per annum and certain warrants to acquire additional shares. The notes are secured by a lien on all of Hearing Innovations' rights, title and interest in accounts receivable, inventory, property, plant and equipment, and processes of specified products whether now existing or hereafter arising after the date of these agreements. If the Company were to exercise and convert all warrants and options, the Company would hold an interest in Hearing Innovations of approximately 35%. The Company recorded a reserve against these loans since the Company does not anticipate these loans will be paid in accordance with the contracted terms of the loan agreements.

During the first quarter of fiscal 2002, the Company entered into four loan agreements whereby Hearing Innovations was required to pay the Company amounts of $13,000 due May 30, 2002, $22,800 due May 30, 2002, $27,200 due May 30, 2002
and $32,700, due May 30, 2003. The notes are secured by a lien on all of Hearing Innovations' rights, title and interest in accounts receivable, inventory, property, equipment, plant and processes of specific specified products where new existing or hereafter arising after the dates of these agreements.

On August 3, 2001, the Company purchased a $300,000 6% Secured Cumulative Convertible Debenture from Focus Surgery, due December 22, 2002 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus Surgery preferred stock at the option of the Company at any time up until the due date at $1,200 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture principal amount. The Focus Debenture is secured by a lien on all of Focus Surgery's rights, title, and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the Focus Debenture. The Company recorded the loss on the Focus Debenture since the Company does not anticipate such Debenture to be satisfied within the contractual terms of the loan agreement.

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

The Company is required to adopt Statement 144 no later than the fiscal year beginning after December 15, 2001. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

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

                                  MISONIX, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
     ======================================================================


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Currency Risk:

     Approximately 24% of the Company's revenues for the six months ended December 31, 2001 were received in English Pounds Sterling currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are converted into U.S. Dollars using rates of 1.46 for the three months ended December 31, 2001 and 2000. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

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

                                  MISONIX, INC.

PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings
    The Company, Medical Device Alliance Inc. ("MDA") and MDA's wholly-owned subsidiary, Lysonix, Inc. ("Lysonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On June 10, 1999, the United States District Court, central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, Lysonix and the Company for violation of Mentor's U.S. Patent No. 4886491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The court also granted a permanent injunction enjoining further sales of the Lysonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant was deemed to infringe proportionally. Mentor requested further relief in the trial court for additional damages. The Company and its co-defendants are considering all alternatives including all legal measures that are available and have appealed the interest award. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third and fourth quarters of fiscal 2001. The Company paid approximately $100,000 of these accrued costs during the first six months of fiscal 2002.

Item 6.   Exhibits and Reports on Form 8-K

    a)   None.

    b) There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2002


                                      MISONIX, INC.
                                      --------------------------------
                                      (Registrant)

                                      By:  /s/ Michael A. McManus, Jr.
                                           ---------------------------
                                           Michael A. McManus, Jr.
                                           President and Chief Executive Officer


                                      By:  /s/ Richard Zaremba
                                           ---------------------------
                                           Richard Zaremba
                                           Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Secretary