Form 10-Q
period 2002-03-30
MISONIX INC
filed 2002-05-13
CIK 880432

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to         .
                                             -------    --------

              Commission file number: 1-10986


                                  MISONIX, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

           New York                                       11-2148932.
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



1938 New Highway, Farmingdale, NY                        11735
----------------------------------------               ----------
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

     Yes   X     No
          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                              Outstanding at
         Class of Common Stock                  May 1, 2002
         ----------------------------         --------------
         Common Stock, $.01 par value            6,103,365

                                  MISONIX, INC.
                                  -------------

                                      INDEX
                                      -----

Part I -  FINANCIAL INFORMATION                                                 Page

Item 1.   Financial Statements:

     Consolidated Balance Sheets as of
     March 31, 2002 (Unaudited) and June 30, 2001                                3

     Consolidated Statements of Operations
     Nine months ended March 31, 2002
     and 2001 (Unaudited)                                                        4

     Consolidated Statements of Operations
     Three months ended March 31, 2002
     and 2001 (Unaudited)                                                        5

     Consolidated Statements of Cash Flows
     Nine months ended March 31, 2002                                            6
     and 2001 (Unaudited)

     Notes to Consolidated Financial Statements                                 7-13


Item 2.   Management's Discussion and Analysis of Financial Condition          14-18
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            19

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                     20

Item 6.   Exhibits and Reports on Form 8-K                                      20

Signatures                                                                      21

PART I - FINANCIAL INFORMATION
Item 1.  Financial  Statements.

                                   MISONIX, INC.
                            CONSOLIDATED BALANCE SHEETS
                            ===========================

                                                          MARCH 31,      JUNE 30,
                                                             2002          2001
ASSETS                                                   (UNAUDITED)     AUDITED
                                                         ------------  ------------
Current assets:
Cash and cash equivalents                                $ 4,704,908   $ 3,774,573
Investments held to maturity                                       -     2,015,468
Accounts receivable, net of allowance for doubtful
  accounts of $211,206 and $157,761, respectively          6,439,241     7,210,461
Inventories                                                7,889,549     7,874,372
Deferred income taxes                                      2,612,382     2,598,538
Prepaid expenses and other current assets                    880,381       787,765
                                                         ------------  ------------
Total current assets                                      22,526,461    24,261,177

Property, plant and equipment, net                         3,000,829     3,195,748
Deferred income taxes                                      1,539,470     1,550,769
Goodwill                                                   4,241,319     4,069,497
Other assets                                                 339,171       143,597
                                                         ------------  ------------
Total assets                                             $31,647,250   $33,220,788
                                                         ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                        $   707,101   $   542,532
    Accounts payable                                       2,623,786     3,527,449
    Accrued expenses and other current liabilities           643,920     1,308,692
    Litigation settlement liabilities                      6,053,129     6,176,000
    Income taxes payable                                     306,816       499,827
    Current maturities of long-term debt and capital
      lease obligations                                      212,919       204,176
                                                         ------------  ------------
Total current liabilities                                 10,547,671    12,258,676

Long-term debt and capital lease obligations                 934,890     1,027,921

Deferred income                                              386,596       569,843
Minority interest                                            231,899       257,530

Stockholders' equity:
Common stock, $.01 par value-shares authorized
    10,000,000: 6,177,665 and 6,121,915 issued and
    6,103,365 and 6,055,115 outstanding, respectively         61,777        61,219
Additional paid-in capital                                22,306,341    21,924,987
Accumulated deficit                                       (2,190,927)   (2,197,720)
Treasury stock, 74,300 shares at March 31, 2002 and
    66,800 shares at June 30, 2001, respectively            (401,974)     (358,237)
Accumulated other comprehensive loss                        (229,023)     (323,431)
                                                         ------------  ------------
Total stockholders' equity                                19,546,194    19,106,818
                                                         ------------  ------------
Commitments and contingencies (notes 2, 9 and 11)
Total liabilities and stockholders' equity               $31,647,250   $33,220,788
                                                         ============  ============

See accompanying Notes to Consolidated Financial Statements.

                                        MISONIX, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)
                               ================================


                                                                 FOR THE NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                   2002            2001
                                                               ------------  ----------------
Net sales                                                      $21,697,278   $    21,812,405

Cost of goods sold                                              12,138,803        10,385,568
                                                               ------------  ----------------

Gross profit                                                     9,558,475        11,426,837

Operating expenses:
  Selling expenses                                               3,221,775         2,904,166
  General and administrative expenses                            4,556,949         4,578,679
  Research and development expenses                              1,611,305         1,376,016
  Litigation settlement expenses                                         -         5,450,000
                                                               ------------  ----------------
Total operating expenses                                         9,390,029        14,308,861
                                                               ------------  ----------------
Income (loss) from operations                                      168,446        (2,882,024)

Other income (expense):
  Interest income                                                  249,433           446,032
  Interest expense                                                (103,469)         (111,850)
  Option/license fees                                               18,234            18,235
  Royalty income                                                   614,551           515,902
  Amortization of investments                                            -          (173,175)
  Foreign exchange loss                                               (408)              384
  Miscellaneous income                                                   -               720
  Equity in loss of Focus Surgery, Inc.                                  -          (256,780)
  Equity in loss of Hearing Innovations, Inc.                            -           (32,144)
  Loss on impairment of loans to affiliated entities              (767,426)                -
                                                               ------------  ----------------
  Total other income                                                10,915           407,324

Income (loss) before minority interest and income taxes            179,361        (2,474,700)

Minority interest in net income of consolidated subsidiaries       (25,631)          (20,206)
                                                               ------------  ----------------

Loss before income taxes                                           204,992        (2,454,494)

Income tax expense (benefit)                                       198,199        (2,631,169)
                                                               ------------  ----------------

Net income                                                     $     6,793   $       176,675
                                                               ============  ================

Net income per share-Basic                                     $         -   $           .03
                                                               ============  ================

Net income  per share - Diluted                                $         -   $          . 03
                                                               ============  ================

Weighted average common shares outstanding - Basic               6,068,272         5,991,087
                                                               ============  ================

Weighted average common shares outstanding - Diluted             6,247,761         6,549,124
                                                               ============  ================

See accompanying Notes to Consolidated Financial Statements.

                                      MISONIX, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                            ================================


                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2002          2001
                                                              -----------  -------------
Net sales                                                     $7,371,220   $  7,404,556

Cost of goods sold                                             4,323,252      3,529,115
                                                              -----------  -------------

Gross profit                                                   3,047,968      3,875,441

Operating expenses:
  Selling expenses                                             1,164,287      1,121,859
  General and administrative expenses                          1,551,239      1,534,121
  Research and development expenses                              647,108        552,499
  Litigation settlement expenses                                       -      5,450,000
                                                              -----------  -------------
Total operating expenses                                       3,362,634      8,658,479
                                                              -----------  -------------
Loss from operations                                            (314,666)    (4,783,038)

Other income (expense):
  Interest income                                                  4,510        116,248
  Interest expense                                               (31,609)       (36,996)
  Option/license fees                                              6,078          6,079
  Royalty income                                                 173,414        108,222
  Amortization of investments                                          -        (57,725)
  Foreign exchange loss                                             (149)        (2,928)
  Equity in loss of Focus Surgery, Inc.                                -        (85,593)
  Equity in loss of Hearing Innovations, Inc.                          -        (10,558)
  Loss on impairment of loans to affiliated entities            (226,084)             -
                                                              -----------  -------------
  Total other (expense) income                                   (73,840)        36,749

  Loss before minority interest and income taxes                (388,506)    (4,746,289)

Minority interest in net income of consolidated subsidiaries       5,099          6,037
                                                              -----------  -------------

Loss before income taxes                                        (393,605)    (4,752,326)

Income tax benefit                                              (182,833)    (1,832,997)
                                                              -----------  -------------

Net loss                                                      $ (210,772)  $ (2,919,329)
                                                              ===========  =============

Net loss per share-Basic                                      $     (.03)  $       (.48)
                                                              ===========  =============

Net loss per share - Diluted                                  $     (.03)  $       (.48)
                                                              ===========  =============

Weighted average common shares outstanding - Basic             6,096,887      6,079,002
                                                              ===========  =============

Weighted average common shares outstanding - Diluted           6,096,887      6,079,002
                                                              ===========  =============

See accompanying Notes to Consolidated Financial Statements.

                                           MISONIX, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                  ================================


                                                                         FOR THE NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             2002          2001
                                                                         ------------  ------------
OPERATING ACTIVITIES
Net income                                                               $     6,793   $   176,675
Adjustments to reconcile net income to net cash
used in operating activities:
Bad debt expense                                                              69,218         6,730
Deferred income tax benefit                                                   (2,545)   (1,601,763)
Depreciation and amortization                                                424,030       803,455
Deferred income                                                             (183,247)      153,669
Foreign currency loss (gain)                                                     408          (384)
Minority interest in net loss of consolidated subsidiaries                   (25,631)      (20,206)
Equity in loss of Focus Surgery, Inc.                                              -       256,780
Equity in loss of Hearing Innovations, Inc.                                        -        32,144
Loss on impairment of loans made to affiliates                               767,426             -
Change in operating assets and liabilities:
Accounts receivable                                                          619,529      (260,512)
Inventories                                                                    1,487    (3,684,788)
Litigation settlement liabilities                                           (122,871)    5,450,000
Prepaid expenses and other current assets                                    (52,492)      (14,436)
Other assets                                                                (200,503)      426,742
Accounts payable and accrued expenses                                     (1,463,557)   (1,759,012)
Income taxes payable                                                        (195,931)   (1,300,378)
                                                                         ------------  ------------
Net cash used in operating activities                                       (357,886)   (1,335,284)
                                                                         ------------  ------------

INVESTING ACTIVITIES

Purchase of Labcaire stock                                                   (99,531)     (117,349)
Acquisition of property, plant and investment                                (94,480)     (316,621)
Redemption of investments held to maturity                                 2,015,468     2,099,976
Purchase of investments held to maturity                                           -    (1,066,562)
Costs paid for acquisition of Sonic Technologies Laboratory Services               -      (318,636)
Costs paid for acquisition of CraMar Technologies, Inc.                                   (309,531)
Costs paid for acquisition of Fibra Sonics, Inc., net of cash acquired       (72,291)   (1,723,191)
Purchase of convertible debentures - Focus Surgery, Inc.                           -      (305,166)
Purchase of convertible debentures - Hearing
     Innovations, Inc.                                                             -      (202,827)
Loans made to and debentures purchased from affiliates                      (767,426)     (200,332)
Cash paid for acquisition of Sonora Medical Systems,
     Inc., net of cash acquired                                                    -      (169,713)
                                                                         ------------  ------------
Net cash provided by (used in) investing activities                          981,740    (2,629,952)
                                                                         ------------  ------------

FINANCING ACTIVITIES

Proceeds from short-term borrowings, net                                     158,037        53,461
Principal payments on capital lease obligations                             (159,078)     (145,154)
Proceeds from exercise of stock options                                      381,912       124,559
Purchase of treasury stock                                                   (43,737)            -
Payment of long-term debt                                                    (44,477)      (31,746)
                                                                         ------------  ------------
Net cash provided by financing activities                                    292,657         1,120
                                                                         ------------  ------------
Effect of exchange rates on cash and cash equivalents                         13,824         1,309
                                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents                         930,335    (3,962,807)
Cash and cash equivalents at beginning of period                           3,774,573     7,069,502
                                                                         ------------  ------------
Cash and cash equivalents at end of period                                 4,704,908   $ 3,106,695
                                                                         ============  ============

Supplemental disclosure of cash flow information
Cash paid for:    Interest                                               $   103,469   $   111,850
                                                                         ============  ============
                  Income taxes                                           $   366,251   $ 1,832,416
                                                                         ============  ============
Non-Cash investments activities:
Conversion of notes receivable from Hearing Innovations, Inc. to
convertible debentures and common stock                                  $         -   $   192,250
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


1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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


2.   Litigation  Settlement
     ----------------------

     The Company, Medical Device Alliance Inc. ("MDA") and MDA's wholly-owned subsidiary, Lysonix, Inc. ("Lysonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On
     June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, Lysonix and the Company for violation of Mentor's U.S. Patent No. 4886491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The court also granted a permanent injunction enjoining further sales of the Lysonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant was deemed to infringe proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, interest and other costs during the third and fourth quarters of fiscal 2001. The Company paid approximately $123,000 of these accrued costs during fiscal 2002. See further discussion in Note 11.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


3.   Inventories
     -----------

Inventories are summarized as follows:

                                  MARCH 31, 2002   JUNE 30, 2001
                                  ---------------  --------------

                 Raw materials    $     3,882,823  $    3,617,258
                 Work-in-process        1,267,676         860,834
                 Finished goods         2,739,050       3,396,280
                                  ---------------  --------------
                                  $     7,889,549  $    7,874,372
                                  ===============  ==============

4.   Accrued  Expenses  and  Other  Current  Liabilities
     ---------------------------------------------------

The following summarizes accrued expenses and other current liabilities:


                                         MARCH 31, 2002   JUNE 30, 2001
                                         ---------------  -------------
        Accrued payroll and vacation     $       150,945  $     135,651
        Accrued sales tax                         13,804          1,305
        Accrued commissions and bonuses           21,006        440,603
        Customer deposits                         22,595        260,767
        Accrued professional fees                  4,897         45,889
        Warranty                                 399,130        365,198
        Other                                     31,543         59,279
                                         ---------------  -------------
                                         $       643,920  $   1,308,692
                                         ===============  =============

5.   Income  Taxes
     -------------

     The Company recorded a deferred tax asset relating to the loss on impairment of equity investments for the notes and debentures issued to the Company by Hearing Innovations, Inc. ("Hearing Innovations") and Focus
     Surgery, Inc. ("Focus Surgery") (See Note 6) during the third fiscal quarter of 2002 and nine months ended March 31, 2002 in the amounts of $88,172 and $299,296, respectively. A full valuation allowance was recorded against the asset in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes." The valuation allowance was determined by assessing the recoverability of the deferred tax asset. In assessing the recoverability of the deferred tax asset, management considered whether it is more likely than not whether some portion or all of the deferred tax asset would be realized. Based upon the nature of the deferred tax asset and the Company's projections for future capital gains against which the deferred tax asset would be deductible, management did not deem the asset to be recoverable as of March 31, 2002.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


6.   Convertible  Debentures  from  and  Loans  to  Affiliates
     ---------------------------------------------------------

     Focus Surgery, Inc.
     -------------------
     The Company purchased a second $300,000 6% Secured Cumulative Convertible Debenture from Focus Surgery due May 25, 2003 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus Surgery preferred stock at the option of the Company at any time up until the due date at a purchase price of $1,200 per share. The Focus Debenture also contains warrants to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus Surgery's right, title, and interest in accounts receivable, inventory, property, plant and equipment and process of specified products whether now existing or arising after the date of the Focus Debenture. If the Company were to convert the Focus Debenture and exercise all warrants, the Company would hold an interest in Focus Surgery of approximately 27%. The Company recorded an allowance against the Focus Debenture of $300,000 and accrued interest of $12,000 since the Company does not anticipate that the Focus Debenture will be paid in accordance with the contractual terms of the loan agreement. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. In addition, the Company also recorded a valuation allowance against the deferred tax asset associated with the Focus Debenture and related interest.

     During fiscal 2002, the Company entered into a loan agreement whereby Focus Surgery borrowed $60,000 from the Company. This loan matures on May 30, 2002. The loan bears interest at 8% per annum and contain warrants to acquire additional shares. The loan is secured by a lien on all of Focus Surgery's right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of $60,000 due at March 31, 2002. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement. In addition, the Company also recorded a valuation allowance against the deferred tax asset associated with the above loan.

     The Company recorded an allowance against the interest accrued during fiscal year 2002 of $24,975 for the $300,000, 5.1% Secured Cumulative Convertible Debenture due December 22, 2002 and the first $300,000, 6% Secured Cumulative Convertible Debenture due May 25, 2003 from Focus Surgery. The above debentures were purchased in fiscal year 2001. The Company does not anticipate that these debentures will be paid in accordance with the contractual terms of the loan agreements. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statement of operations. In addition, the Company also recorded a valuation allowance against the deferred tax asset associated with the above interest.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


     Hearing  Innovations,  Inc.
     ---------------------------

     During fiscal 2002, the Company entered into eleven loan agreements whereby Hearing Innovations was required to pay the Company the aggregate amount of $322,679 due May 30, 2002. All notes bear interest at 8% per annum and contain warrants to acquire additional shares. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. If the Company were to exercise all warrants, the Company would hold an interest in Hearing Innovations of approximately 35%. The Company recorded an allowance against the entire balance of $322,679 and accrued interest of $32,022 for the above loans in addition to interest accrued for loans issued during fiscal year 2001. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statement of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. In addition, the Company also recorded a valuation allowance against the deferred tax asset associated with the above loans and related interest.

     The Company recorded an allowance against the interest accrued during fiscal year 2002 of $15,750 for the $300,000 7% Secured Convertible Debenture due August 27, 2002 from Hearing Innovations, since the Company does not anticipate that this debenture will be paid in accordance with the contractual terms of the loan agreement. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statement of operations. In addition, the Company also recorded a valuation allowance against the deferred tax asset associated with the above interest.

7.   Business  Segments
     ------------------

     The Company operates in two business segments, which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Autoscope and Guardian endoscope disinfectant system from Labcaire and the Mystaire scrubber. Medical devices include the Auto Sonix for ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor and ultrasonic neuro aspirator. The Company evaluates the performance of the segments based upon income (loss) from operations less general and administrative expenses, bad debt expense and litigation settlement expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses, bad debt expense and litigation settlement expenses. The Company does not allocate assets by segment as such information is not provided to the chief operating decision maker. Summarized financial information for each of the segments for the three and nine months ended March 31, 2002 are as follows:

                                   MISONIX, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information with respect to interim periods is unaudited) (CONTINUED)
      ======================================================================


For the nine months ended March 31, 2002:


                                                           (a)
                             MEDICAL    INDUSTRIAL    CORPORATE AND
                             DEVICES     PRODUCTS      UNALLOCATED       TOTAL
                            ----------  -----------  ---------------  ------------
Net sales                   $8,139,343  $13,557,935  $                $ 21,697,278
Cost of goods sold           4,591,768    7,547,035                     12,138,803
                            ----------  -----------                   ------------
Gross profit                 3,547,575    6,010,900                      9,558,475
Selling expenses               812,806    2,408,969                      3,221,775
Research and
  development                1,205,684      405,621                      1,611,305
                            ----------  -----------                   ------------
Total operating
  expenses                   2,018,490    2,814,590       4,556,949      9,390,029
                            ----------  -----------  ---------------  ------------
Income (loss) from
  operations                $1,529,085  $ 3,196,310  $   (4,556,949)  $    168,446
                            ==========  ===========  ===============  ============

(a)  Amount  represents  general  and  administrative.

For the three months ended March 31, 2002:

                                                         (a)
                           MEDICAL    INDUSTRIAL    CORPORATE AND
                           DEVICES     PRODUCTS      UNALLOCATED       TOTAL
                          ----------  -----------  ---------------  -----------
Net sales                 $2,335,242  $ 5,035,978  $                $7,371,220
Cost of goods sold         1,439,075    2,884,177                    4,323,252
                          ----------  -----------                   -----------
Gross profit                 896,167    2,151,801                    3,047,968
Selling expenses             272,636      891,651                    1,164,287
Research and
  development                527,095      120,013                      647,108
                          ----------  -----------                   -----------
Total operating
  expenses                   799,731    1,011,664       1,551,239    3,362,634
                          ----------  -----------  ---------------  -----------
Income (loss) from
  operations              $   96,436  $ 1,140,137  $   (1,551,239)  $ (314,666)
                          ==========  ===========  ===============  ===========

(a)  Amount  represents  general  and  administrative.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the nine months ended March 31:

                                    2002         2001
                                 -----------  -----------
              United States      $14,502,406  $15,655,760
              Canada and Mexico       55,086      190,217
              United Kingdom       5,294,053    4,056,726
              Europe                 806,070    1,212,506
              Asia                   637,709      560,792
              Middle East             99,191       48,953
              Other                  302,763       87,451
                                 -----------  -----------
                                 $21,697,278  $21,812,405
                                 ===========  ===========

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


8.   Goodwill  and  Other  Intangible  Assets
     ----------------------------------------

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

     With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. Amortization of goodwill for the comparable three and nine months periods ended March 31, 2001 was $182,299 and $466,344, respectively. Included in the amortization of goodwill for the comparable three and nine month periods ended March 31, 2001 was $57,725 and $173,175 for amortizing the investments in Focus Surgery and Hearing Innovations, respectively. These investments were written down to zero at June 30, 2001.

     SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later that the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and has determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test is not required.

9.   Acquisition
     -----------

     Labcaire  Systems  Ltd.
     -----------------------
     In October 2001, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2001), the Company paid $99,531 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire bringing the acquired interest to 97.35 %. This represents the fiscal 2002 buy-back portion, as defined in the Labcaire Agreement. The Company is obligated to purchase 2.65% in the next fiscal year at which time the Company will own 100% of Labcaire.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


10.  Revolving  Line  of  Credit
     ---------------------------

     The Company secured a $5,000,000 revolving credit facility with Fleet Bank on January 18, 2002 for working capital requirements. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. This credit facility contains certain financial covenants, including: a covenant requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than to 2.00 to 1; that the Company maintain a working capital ratio of not less than 1.5 to 1; and that the Company maintain a tangible net worth of $14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On March 31, 2002, the Company had $5,000,000 available on its line of credit.

11.  Subsequent  Event
     -----------------

     On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor (see Note 2 for discussion). Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of a combined $5,400,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment.

     In April 2002, the Company and MDA/LySonix mutually agreed to terminate the license agreement between the parties. In addition, the Company paid $1,000,000 to purchase certain assets of MDA/LySonix which the Company expects to utilize in the future.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nine Months Ended March 31, 2002 and 2001.

NET  SALES:  Net  sales of the Company's medical devices and industrial products
-----------
decreased $115,127 from $21,812,405 for the nine months ended March 31, 2001 to $21,697,278 for the nine months ended March 31, 2002. This difference in net sales is due to an increase in industrial products of $763,373 offset by lower medical device sales of $878,500. The increase in industrial products is predominately due to an increase in fume enclosure sales of $853,117 and Labcaire sales of $1,393,252 offset by lower wet scrubber sales of $1,447,985. The decrease in medical devices is due to decreased sales of therapeutic medical devices of $1,489,048 offset by an increase in sales of diagnostic medical devices of $610,548.

GROSS PROFIT: Gross profit decreased to 44.1% in the nine months ended March 31,
-------------
2002 from 52.4% in the nine months ended March 31, 2001. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries caused by increased sales of diagnostic medical devices and sales by Labcaire, which traditionally carry lower gross margins.

SELLING  EXPENSES:  Selling  expenses increased $317,609 from $2,904,166 for the
------------------
nine months ended March 31, 2001 to $3,221,775 for the nine months ended March 31, 2002. Medical device selling expenses increased $191,739 predominantly due to additional sales and marketing efforts of diagnostic medical devices. Industrial selling expenses increased $125,870 predominantly due to increased marketing efforts, advertising initiatives and personnel additions.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
decreased $21,730 from $4,578,679 in the nine months ended March 31, 2001 to $4,556,949 in the nine months ended March 31, 2002. The decrease is predominantly due to increased accounting and legal fees and facility and administration costs in Longmont, Colorado, partially offset due to the adoption in the first quarter of fiscal 2002 of FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with SFAS 142, the Company is no longer amortizing goodwill. Amortization of goodwill for the comparable period in fiscal 2001 was $293,159.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses increased
------------------------------------
$235,289  from $1,376,016 for the nine months ended March 31, 2001 to $1,611,305 for the nine months ended March 31, 2002. The increase is predominantly due to increased research and development on medical device products in the amount of $355,435 partially offset by reduced efforts for industrial products in the amount of $120,146.

OTHER INCOME (EXPENSE): Other income during the nine months ended March 31, 2002
-----------------------
was $10,915. During the nine months ended March 31, 2001, other income was $407,324. The decrease of $396,409 was principally due to the $767,426 reserve recorded for loans impaired with regard to the loans made to both Focus Surgery, Inc. ("Focus Surgery") and Hearing Innovations, Inc. ("Hearing Innovations"). The Company is no longer amortizing the investments or recording the equity in loss for its investments in Focus Surgery and Hearing Innovations for the nine months ended March 31, 2002 since the investments were written down to zero at June 30, 2001. Amortization of the investments for the comparable period in fiscal 2001 was $173,175 and the equity in loss on the investments was $288,924.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================


INCOME  TAXES:  The  effective tax rate is 96.4% for the nine months ended March
--------------
31, 2002 as compared to an effective tax rate of 107.2% for the nine months ended March 31, 2001. The current effective tax rate is a mixture of the Labcaire tax expense offset by domestic entities benefits which also incorporate the valuation allowance recorded. The Company recorded a valuation allowance in the amount of $299,296 for the nine months ended March 31, 2002 against the deferred tax asset relating to the loss on the loans and debentures issued by Hearing Innovations and Focus Surgery. The valuation allowance was recorded in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes".

Three Months Ended March 31, 2002 and 2001.

NET  SALES:  Net  sales of the Company's medical devices and industrial products
-----------
decreased $33,336 from $7,404,556 for the three months ended March 31, 2001 to $7,371,220 for the three months ended March 31, 2002. This decrease in net sales is due to a $900,226 decrease in medical devices partially offset by an increase of $866,890 in industrial products. The increase in industrial products is predominately due to an increase in fume enclosure sales of $138,856 and Labcaire sales of $1,119,024 offset by lower wet scrubber sales of $445,287. The decrease in medical devices is due to decreased sales of therapeutic medical devices of $1,303,075 offset by an increase in sales of diagnostic medical devices of $402,849.

GROSS  PROFIT:  Gross  profit decreased to 41.4% in the three months ended March
--------------
31, 2002 from 52.3% in the three months ended March 31, 2001. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries caused by increased sales of diagnostic medical devices and sales by Labcaire, which traditionally carry lower gross margins.

SELLING  EXPENSES:  Selling  expenses  increased $42,428 from $1,121,859 for the
------------------
three months ended March 31, 2001 to $1,164,287 for the three months ended March 31, 2002. Medical device selling expenses decreased $41,763. Industrial selling expenses increased $84,191 predominantly due to marketing efforts and advertising initiatives.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $17,118 from $1,534,121 in the three months ended March 31, 2001 to $1,551,239 in the three months ended March 31, 2002. The increase is predominantly due to increased accounting and legal fees and facility and administration costs in Longmont, Colorado, partially offset by the adoption in the first quarter of fiscal 2002 of FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with SFAS 142, the Company is no longer amortizing goodwill. Amortization of goodwill for the comparable period in fiscal 2001 was $124,574.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses increased
------------------------------------
$94,609 from $552,499 for the three months ended March 31, 2001 to $647,108 for the three months ended March 31, 2002. The increases are predominantly due to increased research and development on medical device products of $166,791 offset by decreased efforts for industrial products in the amount of $72,182.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================


OTHER  INCOME  (EXPENSE):  Other expense during the three months ended March 31,
-------------------------
2002 was $73,840. During the three months ended March 31, 2001 other income was $36,749. The decrease of $110,589 was principally due to the $226,084 reserve recorded for loans impaired with regard to the loans made to both Focus Surgery and Hearing Innovations. The Company is no longer amortizing goodwill or recording the equity in loss for its investments in Focus Surgery and Hearing Innovations for the three months ended March 31, 2002 since the investments were written down to zero at June 30, 2001. Amortization of goodwill for the comparable period in fiscal 2001 was $57,725 and the equity in loss on the investments was $96,151.

INCOME TAXES: For the three months ended March 31, 2002, the Company's effective
-------------
tax rate is 46.5% as compared to an effective tax rate of 38.6% for the three months ended March 31, 2001. The current effective tax rate is a mixture of the Labcaire tax expense offset by domestic entities benefits which also incorporate the valuation allowance recorded. The Company recorded a valuation allowance in the amount of $88,172 for the three months ended March 31, 2002 against the deferred tax asset relating to the loss on the loans and debentures issued by Hearing Innovations and Focus Surgery. The valuation allowance was recorded in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes".

LIQUIDITY  AND  CAPITAL  RESOURCES:

Working capital at March 31, 2002 and June 30, 2001 was $12,194,795 and $12,002,501, respectively. Cash flow from operations for the nine months ended March 31, 2002 was negatively impacted by the payment of litigation settlement liabilities, payment of accounts payable and lower accrued expenses partially offset by increased accounts receivable collections.

The Company secured a $5,000,000 revolving credit facility with Fleet Bank on January 18, 2002 to cover any potential shortfalls of the Company's cash position as well as to support future working capital needs. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. This credit facility contains certain financial covenants, including: a covenant requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than 2.00 to 1; and that the Company maintain a working capital ratio of not less than 1.5 to 1; and that the Company maintain a tangible net worth of $14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On March 31, 2002, the Company had $5,000,000 available on its line of credit.

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


During fiscal 2002, the Company entered into eleven loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $322,679 due May 30, 2002. All notes bear interest at 8% per annum and contain warrants to acquire additional shares. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. If the Company were to exercise all warrants, the Company would hold an interest in Hearing Innovations of approximately 35%. The Company recorded an allowance against the entire balance of $322,679 and accrued interest of $32,022 for the above loans in addition to interest accrued for loans issued during fiscal year 2001. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. In addition, the Company also recorded a valuation allowance against the deferred tax asset associated with the above loans and related interest.

On August 3, 2001, the Company purchased a $300,000 6% Secured Cumulative Convertible Debenture from Focus Surgery due May 25, 2003 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus Surgery preferred stock at the option of the Company at any time up until the due date at a purchase price of $1,200 per share. The Focus Debenture also contains warrants to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus Surgery's right, title, and interest in accounts receivable, inventory, property, plant and equipment and process of specified products whether now existing or arising after the date of the Focus Debenture. If the Company were to convert the Focus Debenture and exercise all warrants, the Company would hold an interest in Focus Surgery of approximately 27%. The Company recorded an allowance against the Focus Debenture of $300,000 and accrued interest of $12,000 since the Company does not anticipate that the Focus Debenture will be paid in accordance with the contractual terms of the loan agreement. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. In addition, the Company also recorded a valuation allowance against the deferred tax asset associated with the Focus Debenture and related interest.

During fiscal 2002, the Company entered into a loan agreement whereby Focus Surgery borrowed $60,000 from the Company. This loan matures on May 30, 2002. The loan bears interest at 8% per annum and contain warrants to acquire additional shares. The loan is secured by a lien on all of Focus Surgery's right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of $60,000 due at March 31, 2002. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statement of operations. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement. In addition, the Company also recorded a valuation allowance against the deferred tax asset associated with the above loan.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

The Company, Medical Device Alliance Inc. ("MDA") and MDA's wholly-owned subsidiary, LySonix, Inc. ("LySonix") were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4886491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant was deemed to infringe proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, interest and other costs during the third and fourth quarters of fiscal 2001. The Company paid approximately $123,000 of these accrued costs during the first nine months of fiscal 2002.

On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor (see "Legal Proceedings" for discussion). Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of a combined $5,400,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment.

In April 2002, the Company and MDA/LySonix mutually agreed to terminate the license agreement between the parties. In addition, the Company paid $1,000,000 to purchase certain assets of MDA/LySonix which the Company expects to utilize in the future.

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 18 months from the date hereof.

Recent  Accounting  Pronouncements
----------------------------------

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (Statement 144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, Statement 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, "Goodwill and Other Intangible Assets".

                                  MISONIX, INC.
                           QUANTATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK
                          ============================

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

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint venture and investment in related entities, future economic, competitive and market conditions, the outcome of legal proceedings as well as management business decisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Risk:

Approximately 29% of the Company's revenues for the nine months ended March 31, 2002 were received in English Pounds Sterling currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are converted into U.S. Dollars using rates of 1.43 and 1.45 for the three months ended March 31, 2002 and 2001, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

                                  MISONIX, INC.


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.

     The Company, Medical Device Alliance Inc. ("MDA") and MDA's wholly-owned subsidiary, Lysonix, Inc. ("Lysonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On
     June 10, 1999, the United States District Court, central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, Lysonix and the Company for violation of Mentor's U.S. Patent No. 4886491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The court also granted a permanent injunction enjoining further sales of the Lysonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant was deemed to infringe proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, interest and other costs during the third and fourth quarters of fiscal 2001. The Company paid approximately $123,000 of these accrued costs during the first nine months of fiscal 2002.

     On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor. Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of a combined $5,400,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment.

     In April 2002, the Company and MDA/LySonix mutually agreed to terminate the license agreement between the parties. In addition, the Company paid $1,000,000 to purchase certain assets of MDA/LySonix which the Company expects to utilize in the future.



Item 6.   Exhibits and Reports on Form 8-K.

     (a)  None.
     (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 2002


                                    MISONIX, INC.
                                    -------------------------------------------
                                    (Registrant)

                                    By:  /s/ Michael A. McManus, Jr.
                                         ---------------------------------------
                                         Michael A. McManus, Jr.
                                         President, Chief Executive Officer


                                    By:  /s/ Richard Zaremba
                                         ---------------------------------------
                                         Richard Zaremba
                                         Vice President Chief Financial Officer,
                                         Treasurer and Secretary