Form 10-K
period 2002-06-30
MISONIX INC
filed 2002-09-30
CIK 880432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION
       13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2002
                                              -------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION
       13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to
                                              ------    -----

                          Commission file no. 1-10986
                                              -------

                                  MISONIX, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                      New York                                 11-2148932
           -------------------------------                 -------------------
           (State or other jurisdiction of                  (I.R.S. Employer
            incorporation or organization)                 Identification No.)

           1938 New Highway, Farmingdale, New York                 11735
           -------------------------------------------             -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 16, 2002 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $35,414,017.

There were 6,105,865 shares of Common Stock outstanding at September 16, 2002.

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

                                     PART I
                                     ------

ITEM 1.   BUSINESS.
-------   ---------

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

The Company's operations outside the United States consist of a 97.3% ownership in Labcaire Systems, Ltd. ("Labcaire"), which is based in North Somerset, England. This business consists of designing, manufacturing and marketing air-handling systems for the protection of personnel, products and the environment from airborne hazards.

Misonix's 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. ("Sonora"), located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years.

In fiscal 2002 approximately 34.9% of the Company's net sales were to foreign markets. Labcaire, which acts as the European distributor of the Company's industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products, represents approximately 85% of the Company's net sales to foreign markets. Sales by the Company in other major industrial countries are made primarily through distributors.

There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by Misonix in the United States. Labcaire experiences minimal currency exposure since major portions of its revenues are from the United Kingdom. Labcaire revenues outside the United Kingdom are remitted in British Pounds.

Sonora represents approximately 3% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit and are remitted in US currency.

MEDICAL  DEVICES

In October 1996, the Company entered into a twenty-year license agreement (the "USS License") with United States Surgical Corporation ("USS") covering the further development of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. The Company received $100,000 under the option agreement preceding the USS License. Under the USS License, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company has received aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Licensing fees from the USS License are amortized over the term of the USS License. Also as part of the USS License, the Company was reimbursed for certain product development expenditures. There was no reimbursement for the fiscal years ended June 30, 2002 and 2001. The amount of reimbursement was $53,563 for the fiscal year ended June 30, 2000. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $4,060,000, $7,685,000 and $7,849,000 during the fiscal years ended June 30,
2002,  2001  and  2000,  respectively.

On March 30, 2000, the Company, Medical Device Alliance, Inc. ("MDA") and LySonix, Inc. ("LySonix"), a subsidiary of MDA, signed a new ten-year exclusive License Agreement (the "MDA Agreement") for the worldwide marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. As of July 1,

2001, the MDA Agreement became a non-exclusive agreement. Effective April 2002, the Company and MDA/LySonix mutually agreed to terminate the MDA Agreement. In connection with the litigation discussed further in Item. 3, "Legal Proceeding", the Company paid $1,000,000 to purchase certain assets of MDA/LySonix, which the Company expects to utilize in the future.

In June 2002, the Company entered into a worldwide distribution agreement with Mentor Corporation ("Mentor") to develop and produce products in the aesthetic and cosmetic surgery market worldwide.

Fibra  Sonics,  Inc.
--------------------
On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately held producer and marketer of ultrasonic medical devices for approximately $1,900,000. This acquisition gives the Company access to three important new medical markets, namely, neurology with its Neuro Aspirator product, urology and ophthalmology. Subsequent to the acquisition, the Company relocated the assets of Fibra Sonics to the Company's Farmingdale facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities have been initially recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($1,723,208 plus acquisition costs of $144,696, which includes a broker fee of $100,716) over the fair value of net assets acquired was $1,814,025 and is being treated as goodwill. In fiscal year 2002, the Company re-evaluated fixed assets acquired from Fibra Sonics and reclassed approximately $54,000 from property plant and equipment to goodwill. In addition to the purchase price, contingent consideration of up to, but not exceeding, $1,120,000 may have been paid based upon sales generated during the consecutive twelve months commencing June 1, 2001. As of June 30, 2002, sales generated did not meet the criteria to warrant additional consideration, therefore, no additional payments were made for the acquisition of Fibra Sonics.

Focus  Surgery,  Inc.
---------------------
On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. ("Focus") to obtain a 20% equity position in Focus for $3,050,000 and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 7% of Focus. Focus is located in Indianapolis, Indiana. The agreement provides for a series of development and manufacturing agreements whereby Misonix would upgrade existing Focus products, currently the Sonablate 500, and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the right of utilizing HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of Focus. In February 2001, the Company exercised its right to start research and development for the treatment of kidney tumors utilizing HIFU technology and in September 2002, funded $50,000 to Focus, which is being treated as a research and development expense in the first quarter of fiscal 2003 using HIFU technology.

There have been over 1,500 patients successfully treated for Benign Prostatic Hyperplasia ("BPH") outside the U.S. utilizing the HIFU technology. Focus has signed a three-year distribution agreement with Endocare, Inc. to distribute the Sonablate 500 in Europe. In the U.S., the Sonablate 500 completed Phase III clinical trials for the noninvasive treatment of BPH, commonly known as enlarged prostate. Focus is currently waiting for the time allowed for follow up on all parties to expire and expects to submit the remaining data to the FDA in October 2002. Focus is also utilizing HIFU technology to treat prostate cancer in Japan. There have been 85 people successfully treated in Japan.

In December 2000, Focus Surgery received Investigational Device Exemption ("IDE") from the FDA to treat 40 patients for prostate cancer; these comprise 20 patients who have never been treated and 20 patients who have been successfully treated by another modality. The IDE will be conducted at Indiana University
Medical Center and Case Western Reserve Medical Center. To date, Focus has treated 14 of the 40 patients for prostate cancer.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the "5.1% Focus Debenture"). The 5.1% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus

Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture's principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2002 and 2001 of $15,300 and $308,991, respectively. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the loan is impaired since the Company does not anticipate the 5.1% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "6% Focus Debenture"). The 6% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion rate of $1,200 per share, if the 6% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture's principal amount. The 6% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6%
Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2002 and 2001 of $18,000 and $303,667, respectively. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of operations. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the loan is impaired since the Company does not anticipate the 6% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On July 31, 2001, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time up until the due date at a purchase price of $1,200 per share. The Focus Debenture also contains warrants, which are deemed nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus' right, title, and interest in accounts receivable, inventory, property, plant and equipment and process of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the Focus Debenture of $300,000 and accrued interest of $16,500 since the Company does not anticipate that the Focus Debenture will be paid in accordance with the contractual terms of the loan agreement. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture and exercise all warrants, the Company would hold an interest in Focus of approximately 27%.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contains warrants to acquire additional shares. These warrants are deemed nominal in value. The loan is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of $60,000 and accrued interest of $900. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

The Company's portion of the net losses of Focus were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2002 and 2001 is $0.

Hearing  Innovations,  Inc.
---------------------------
On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock ranging from $1.25 to $2.25 per share are also part of this agreement. These warrants, which are deemed nominal in value, expire October 2005. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). Hearing Innovations is located in Tucson, Arizona. Hearing Innovations is focusing on multiple applications for its patented supersonic bone conduction hearing technology. The HiSonic is a 510(k) approved (FDA approved) noninvasive hearing device that processes audible sounds into supersonic vibrations that can be heard and understood as speech through bone conduction. For the profoundly deaf, the HiSonic is the only known available alternative therapy to cochlear implant surgery. HiSonic is completely noninvasive and may cost 80% less than surgery. Tinnitus is characterized by constant sound in the ear that can range from a metallic ringing, buzzing, popping or nonrhythmic beating. Currently, it is estimated that 50 million people suffer from Tinnitus, of which approximately 2 million cases are considered severe. There are currently no cures but only temporary relief. Hearing Innovations has tested an ultrasound device which resulted in 71% of patients tested achieving either partial or complete masking as well as partial residual inhibition. Hearing Innovations has also received a 510(k) from the FDA for the Tinnitus product, Hisonic, TRD.

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating approximately $192,000
(with accrued interest) were exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the "Hearing Debenture"). The Hearing Debenture contains warrants to acquire 250,000 shares of Hearing Innovations common stock, at the option of the Company, for $2.25 per share. These warrants, which are deemed nominal in value, expire October 2005. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing Debenture's principal amount. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2002 and 2001 of $21,000 and $316,625, respectively. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the Hearing Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $397,678 due May 30, 2002. The maturity date was extended to November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. The loan agreements contain warrants to acquire 1,045,664 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $2.00 to $2.25 per share. These warrants, which are deemed nominal in value, expire October 2005. The Company recorded an allowance against the entire balance of $31,058 and $397,678 due at June 30, 2002 and 2001, respectively. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the loans are impaired since the Company does not anticipate these loans will be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due
November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 548,329 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $.01 to $2.00 per share. These warrants, which are deemed nominal in value, expire October 2005. The Company recorded an allowance against the entire balance of $473,909 and accrued interest of $16,230 for the above loans. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statement of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

If the Company were to exercise all warrants associated with the above loans, exercise the warrants associated with the Hearing Debenture and the original investment and include the original investment ownership, the Company would hold an interest in Hearing Innovations of approximately 41%.

The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $579,069. The net carrying value of the investment at June 30, 2002 and 2001 is $0.

In August 2002, the President of Hearing Innovations resigned and the Board of Directors of Hearing Innovations named Kenneth Coviello Chief Executive Officer of Hearing Innovations. Kenneth Coviello is the Vice President of Medical Devices of the Company.

Sonora  Medical  Systems,  Inc.
-------------------------------
On November 16, 1999, the Company acquired a 51% interest in Sonora for approximately $1,400,000. Sonora authorized and issued new common stock for the 51% interest. Sonora utilized the proceeds of such sale to increase inventory and expand marketing, sales, and research and development efforts. An additional 4.7% was acquired from the principals of Sonora on February 25, 2000, for $208,000, bringing the acquired interest to 55.7%. The principals of Sonora sold an additional 34.3% to Misonix on June 1, 2000 for approximately $1,407,000, bringing the acquired interest to 90%. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. Sonora has developed the First Call 2000, a device that provides objective data necessary to periodically test transducers for performance variances. The acquisition of Sonora was accounted for under the purchase method of accounting. Accordingly, results of operations for Sonora are included in the consolidated statements of operations from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,957,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired was $1,622,845 and is being treated as goodwill.

On July 27, 2000, Sonora acquired 100% of the assets of CraMar Technologies, Inc. ("CraMar"), an ultrasound equipment servicer for approximately $311,000. The assets of the Colorado-based, privately-held operations of CraMar were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($272,908 plus acquisition costs of $37,898, which includes a broker fee of $25,000) over the fair value of net assets acquired was $257,899 and is being treated as goodwill.

On October 12, 2000, Sonora, acquired the assets of Sonic Technologies Laboratory Services ("Sonic Technologies"), an ultrasound acoustic measurement and testing laboratory for approximately $320,000. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $51,219, which includes a broker fee of $25,000) over the fair value of net assets acquired was $301,219 and is being treated as goodwill.

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

The Sonicator device is used to disrupt cells and bacteria. Similar procedures are used in biotechnology in the production of medications and chemicals. The Sonicator is also used in the acceleration of chemical reactions and the extraction of proteins from cells such as Ecoli and yeast. Sonication can strip away the outer coating of a virus and fragment DNA for immunological studies. It is also widely applied in manufacturing pharmaceuticals, homogenizing pigments and dyes and improving the quality and consistency of these products. All these processes are accomplished through the use of ultrasound, which creates a reaction called cavitation.

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

The technology used in the Aura ductless fume enclosures has been adapted for specific uses in the crime laboratory. The Forensic Evidence Cabinet protects wet evidence from contamination while it is drying and simultaneously protects law enforcement personnel from evidence that can be noxious and hazardous. The Cyanoacrylate (liquid glue) Fuming Chamber is used by fingerprinting experts to develop fingerprints on non-porous surfaces while providing protection from the highly hazardous cyanoacrylate fumes.

In June 1992, the Company initially acquired an 81.4% interest in Labcaire for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being treated as goodwill.

Currently, the Company owns a 97.3% interest in Labcaire. The balance of the capital stock of Labcaire is owned by three executives and one retired executive of Labcaire, who have, under a purchase agreement (the "Labcaire Agreement"), agreed to sell one-seventh of their total holdings of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. Under the Labcaire Agreement, the Company is required to repurchase such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year. Pursuant to the Labcaire Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company for approximately $102,000 in October 1996 for the year ended June 30, 1997, 9,286 shares (2.65%) were purchased by the Company for approximately $119,000 in October 1997 for the year ended June 30, 1998, 9,286 shares (2.65%) were purchased by the Company for approximately $129,000 in October 1998 for the year ended June 30, 1999, 9,286 shares (2.65%) were purchased by the Company for approximately $174,000 in October 1999 for the year ended June 30, 2000, 9,286 shares (2.65%) were purchased by the Company for approximately $117,000 in October 2000 for the year ended June 30, 2001, 9,286 shares (2.65%) were purchased by the Company for approximately $100,000 in October 2001 for the year ended June 30, 2002 and the remaining 9,286 shares (2.7%) will be purchased by the Company for approximately $209,000 for the year ended June 30, 2003. The effective date of this transaction is expected to be in October 2002. The Company will then own 100% of Labcaire.

Labcaire's business consists of designing, manufacturing, and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. These systems work similar to the Aura fume enclosures where they extract noxious disinfectant fumes through a series of filters to introduce clean air back into the environment. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by the Company in the United States. Labcaire experiences minimal currency exposure since a major portion of its revenues are from the United Kingdom. Revenues outside the United Kingdom are remitted in British Pounds. Labcaire is also the European distributor of the Company's ultrasonic industrial products. The present management of Labcaire consists of four executives/minority interest shareholders with experience in chemical containment and air handling technologies. Labcaire manufactures class 100 biosafety hazard enclosures used in laboratories to provide sterile environments and to protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its trade name. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system ("Autoscope"). The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes produced by the cleaning process. In fiscal 2002, Labcaire introduced the Guardian endoscope cleaner, which is compliant with the latest UK standards.

The Company's products are proprietary in that they primarily utilize ultrasound as a technology base to solve both industrial and medical issues. The Company has technical expertise in ultrasound and utilizes ultrasound in many applications, which management believes makes the Company unique. The Company's ultrasound technology is the core surrounding its business model.

The Mystaire scrubber is an air pollution abatement system, which removes difficult airborne contaminants emitted from laboratory and industrial processes. The contaminants are emulsified in a liquid and cleansed through a series of filtered material. The scrubber operates on a broad range of contaminants and is particularly effective on gaseous contaminants such as acid gases, mists, particulate matter, negative gases and sulfur oxides. The Company also manufactures a range of "point of use" scrubbers for the microelectronics industry. This equipment eliminates low levels of toxic and noxious contaminants arising from silicon wafer production.

MARKET  AND  CUSTOMERS

Medical  Devices

The Company relies on its licensee, USS, for marketing its ultrasonic surgical device. The Company relies on direct salespersons and distributors such as Mentor Corporation, Aesculab, Inc. and ACMI Corporation and manufacturing representatives for the marketing of its other medical products.

Sonora relies on direct salespersons and distributors for the marketing of its ultrasonic medical devices. Focus Surgery plans to sell and market its products for BPH, once approved by the FDA, through a distribution partner in the US. Focus is utilizing an international distribution partner, Endocare Inc. to distribute the Sonablate 500 in the European market. Hearing Innovations plans on marketing and selling its products to the profoundly deaf and tinnitus product directly to customers.

In June 2002, the Company entered into a worldwide distribution agreement with Mentor to develop and produce products in the aesthetic and cosmetic surgery market worldwide.

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

In fiscal 2002, approximately 35% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products, such as the Guardian endoscope. Sales by the Company in other major industrial countries are made through distributors.

The Company views a wide range of industries as prospective customers for its pollution abatement scrubbers. Scrubbers are usable in any industry or environment in which airborne contaminants are created, in particular, the semiconductor manufacturing, chemical processing and pharmaceuticals industries.

MANUFACTURING  AND  SUPPLY

Medical  Devices

The Company manufactures and assembles its medical devices and Focus and Hearing Innovations products at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company is not dependent upon any single source of supply and has no long-term supply agreements. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.

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

COMPETITION

Medical  Devices

Competition in the medical and medical device industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company's. Some of the Company's major competitors for our medical products are Johnson & Johnson, Inc., Luminis, Inc. and Surgical Medical Technologies, Inc.

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

The  following  is  a  list  of  the  U.S. patents which have been issued to the
Company:


Number                        Description                     Issue Date  Expiration Date
----------  ------------------------------------------------  ----------  ---------------
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

5,032,027   Fluid processing - relating to the Company's      07/16/1991       10/19/2009
            environmental control product line for the
            intimate mixing of ozone and contaminated
            water for the purpose of purification.

5,248,296   Wire with sheath - relating to the Company's      09/23/1993       12/24/2010
            Alliger System for reducing transverse motion in
            its catheters.

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

  Number                    Description                       Issue Date  Expiration Date
----------  ------------------------------------------------  ----------  ---------------

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

6,270,471   Ultrasonic probe with isolated outer cannula.     08/07/2001       12/23/2017

6,443,969   Ultrasonic blade with cooling.                    09/03/2002       08/15/2020

6,379,371   Ultrasonic blade with cooling.                    04/30/2002       11/15/2019

6,375,648   Infiltration cannula with teflon coated outer     04/23/2002       10/02/2018
            surface.

6,326,039   Skinless sausage or frankfurter manufacturing     12/04/2001       10/31/2020
            method and apparatus utilizing reusable
            deformable support.

6,322,832   Manufacturing method and apparatus utilizing      11/27/2001       10/31/2020
            reusable deformable support.

  Number                    Description                       Issue Date  Expiration Date
----------  ------------------------------------------------  ----------  ---------------
6,146,674   Method and device for manufacturing hot dogs      11/14/2000        5/27/2019
            using high power ultrasound.

6,063,050   Ultrasonic dissection and coagulation system.     05/16/2000       10/16/2017

6,036,667   Ultrasonic dissection and coagulation system.     03/14/2000       08/14/2017


     *  Patents  valid  also  in  Japan,  Europe  and  Canada.

The  following  is  a  list of the U.S. trademarks which have been issued to the
Company:

Registration.  Registration
   Number          Date        Mark                    Goods                 Renewal Date
-------------  ------------  ---------  -----------------------------------  ------------
    1,195,124    05/11/1982  Mystaire   Scubbers Employing Fine Sprays        05/11/2002
                                        Passing Through Mesh for
                                        Eliminating Fumes and Odors from
                                        Gases.
    1,219,008    12/07/1982  Sonimist   Ultrasonic and Sonic Spray Nozzle     12/07/2002
                                        for Vaporizing Fluid for
                                        Commercial, Industrial and
                                        Laboratory Use.
    1,200,359    07/06/1982  Water Web  Lamination of Screens to provide      07/06/2002
                                        mesh to be inserted in fluid stream
                                        for mixing or filtering of fluids.
    2,051,093    04/08/1997  Misonix    Anti-Pollution Wet Scrubbers;         04/08/2002 -
                                        Ultrasonic Cleaners; Spray Nozzles    04/08/2003
                                        for Ultrasonic Cleaners.
    2,051,092    04/08/1997  Misonix    Ultrasonic Liquid Processors;         04/08/2002 -
                                        Ultrasonic Biological Cell            04/08/2003
                                        Disrupters; Ultrasonic Cleaners.
    2,320,805    02/22/2000  Aura       Ductless Fume Enclosures.             02/22/2005 -
                                                                              02/22/2006

BACKLOG

As of June 30, 2002, the Company's backlog (firm orders that have not yet been shipped) was $5,100,000, as compared to approximately $7,200,000 as of June 30, 2001. The Company's backlog relating to industrial products, including
Labcaire, was approximately $2,300,000 at June 30, 2002, as compared to $2,900,000 as of June 30, 2001. The Company's backlog relating to medical devices, including Sonora, was approximately $2,800,000 at June 30, 2002, as compared to approximately $4,300,000 at June 30, 2001.

EMPLOYEES

As of September 15, 2002, the Company, including Labcaire and Sonora, employed a total of 191 full-time employees, including 26 in management and supervisory positions. The Company considers its relationship with its employees to be good.


BUSINESS  SEGMENTS

The following table provides a breakdown of net sales by business segment for the periods indicated:

                                              Fiscal year ended
                                                   June 30,
                                                (in thousands)
                                           2002     2001     2000
                                          -------  -------  -------

            Medical devices               $11,696  $13,023  $11,582
            Industrial products            17,894   17,735   17,461
                                          -------  -------  -------
            Net sales                     $29,590  $30,758  $29,043
                                          =======  =======  =======

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                                               Fiscal year ended
                                                   June 30,
                                                (in thousands)
                                            2002     2001    2000
                                           -------  ------  -------

            Canada and Mexico              $   244  $  165  $ 2,772
            United Kingdom                   7,526   5,646    5,384
            Europe                             981     966    1,346
            Asia                               891     772      653
            Middle East                        146     139      334
            Other                              530     201      231
                                           -------  ------  -------
                                           $10,318  $7,889  $10,720
                                           =======  ======  =======


ITEM  2.   PROPERTIES.
--------   -----------

The Company occupies approximately 45,500 square feet at 1938 New Highway, Farmingdale, New York under a lease expiring on June 30, 2005. The Company has the right to extend the lease to June 30, 2010. The rental amount, which is approximately $35,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. Labcaire owns a 20,000 square foot facility in North Somerset, England, which was purchased in fiscal 1999, for which there is a mortgage loan. Sonora occupies approximately 14,000 square feet in Longmont, Colorado under a lease expiring in July 2005. The rental amount is approximately $17,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.

ITEM  3.   LEGAL  PROCEEDINGS.
--------   -------------------

The Company, MDA and MDA's wholly-owned subsidiary, LySonix, were defendants in an action alleging patent infringement filed by Mentor. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision  of  the  trial  court  and  granting the motion by Mentor against MDA,
LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of lyposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, interest and other costs during fiscal year 2001.

On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor. Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of a combined $5,600,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment. In connection with this litigation settlement, the Company paid $1,000,000 and forgave accounts receivable of $455,500 in exchange for certain assets from MDA/LySonix, which the Company expects to utilize in the future. The net realizable value of those assets was $295,751. In addition, the Company paid $228,960 of other accrued costs during fiscal 2002. The Company will pay the remaining accrued costs of $174,332 in fiscal 2003. Accordingly, the Company recorded a reversal of the litigation settlement during the fourth quarter of fiscal 2002 of $1,912,959.

The Company's revenues derived from sales of the LySonix 2000 instruments and accessories were approximately $97,000, $66,000 and $948,000 during its fiscal year ended June 30, 2002, 2001 and 2000, respectively, comprising approximately ..003%, .002% and 3.3%, respectively, of gross revenues.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
--------   ------------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 2002.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ----------------------------------------------------------------------

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

Fiscal 2002:                   High    Low
--------------                ------  -----

     First Quarter.           $ 7.57  $5.71
     Second Quarter             9.98   5.84
     Third Quarter.             9.89   6.30
     Fourth Quarter             8.82   6.00


Fiscal 2001:                   High    Low
------------                  ------  -----

     First Quarter.           $10.00  $6.38
     Second Quarter             9.12   4.59
     Third Quarter.             9.00   6.94
     Fourth Quarter             7.50   5.45

(b) As of September 16, 2002, the Company had 6,105,865 shares of Common Stock outstanding and 121 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c) The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, in its business operations.

ITEM 6.  SELECTED FINANCIAL DATA.
------   ------------------------

Selected income statement data:
                                                     Year Ended June 30,

                                  2002          2001         2000         1999         1998
                               -----------  ------------  -----------  -----------  -----------
Net sales                      $29,590,453  $30,757,519   $29,042,872  $24,767,163  $26,764,332
Net income (loss)                  176,661   (4,492,290)    2,520,896    1,964,758    5,328,381
Net income (loss) per share-
  Basic                        $       .03  $      (.75)  $       .42  $       .34  $       .94
Net income (loss) per share-
  Diluted                      $       .03  $      (.75)  $       .39  $       .30  $       .81


Selected balance sheet data:
                                                          June 30,

                                   2002         2001          2000         1999         1998
                               -----------  ------------  -----------  -----------  -----------
Total assets                   $26,964,452  $33,220,788   $31,163,622  $28,779,090  $25,328,956

Long-term debt
   and capital lease
   obligations                 $ 1,050,254  $ 1,027,921   $ 1,274,738  $ 1,271,814  $   105,230

Total stockholders'
   equity                      $19,688,828  $19,106,818   $23,882,188  $21,542,385  $19,252,427


ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------   ---------------------------------------------------------------------
RESULTS  OF  OPERATION.
-----------------------

RESULTS  OF  OPERATION:

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's
Consolidated  Statements  of  Operations:

                                                          Fiscal year ended
                                                               June 30,

                                                        2002    2001     2000
                                                       ------  -------  ------
          Net sales                                    100.0%   100.0%  100.0%
          Cost of goods sold                            60.6     51.3    54.3
                                                       ------  -------  ------

          Gross profit                                  39.4     48.7    45.7
                                                       ------  -------  ------

          Selling expenses                              15.2     13.2    10.9

          General and administrative expenses           21.9     21.2    17.5

          Research and development expenses              7.1      5.9     4.7

          Litigation settlement (recovery) expenses     (6.5)    20.1       -
                                                       ------  -------  ------

          Total operating expenses                      37.7     60.4    33.1
                                                       ------  -------  ------

          Income (loss) from operations                  1.7    (11.7)   12.6

          Other income (expense)                          .2    (10.9)    1.7
                                                       ------  -------  ------

          Income (loss) minority interest and income
             taxes                                       1.9    (22.6)   14.3

          Minority interest in net income of
             consolidated subsidiaries                     -       .1       -
                                                       ------  -------  ------

          Income (loss) before provision for income
             taxes                                       1.9    (22.5)   14.3

          Income tax provision (benefit)                 1.3     (7.9)    5.6
                                                       ------  -------  ------

          Net income (loss)                               .6%  (14.6)%    8.7%
                                                       ======  =======  ======


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

Fiscal years ended June 30, 2002 and 2001
-----------------------------------------

Net  sales.  Net  sales of the Company's medical devices and industrial products
-----------
decreased  $1,167,066  to  $29,590,453 in fiscal 2002 from $30,757,519 in fiscal
2001. This difference in net sales is due to an increase in industrial products of $159,714 to $17,894,692 in fiscal 2002 from $17,734,978 in fiscal 2001. This increase is offset by lower medical device sales of $1,326,780 to $11,695,761 for the year ended June 30, 2002 from $13,022,541 for the year ended June 30, 2001. The increase in industrial products is predominantly due to an increase in fume enclosure sales of $566,272 and Labcaire sales of $2,116,323 offset by lower wet scrubber sales of $2,253,747 and ultrasonic sales of $269,134. The increase in fume enclosure sales is due to customer demand. The increase in Labcaire sales is due to the new Guardian product introduced in fiscal 2002. The decrease in wet scrubber sales is due to the decrease in growth of the semi-conductor market. The decrease in medical devices is due to decreased sales of therapeutic medical devices of $2,828,318 offset by an increase in sales of diagnostic medical devices of $1,501,538, both driven by customer demand.

Net sales for the three month period ended June 30, 2002 were $7,893,175 compared to $8,945,114 for the same period in fiscal 2001. This decrease for the quarter ended June 30, 2002 is due to a decrease in industrial products sales of $603,660 and medical devices of $448,279. The decrease in industrial products sales consist of a decrease in wet scrubber sales of $805,762, a decrease in fume enclosure product sales of $286,845, and a decrease in ultrasonic sales of $234,123 offset by an increase in Labcaire sales of
$723,070. The decrease in medical devices is due to decreased sales of therapeutic medical devices of $1,339,239 offset by an increase in diagnostic medical devices of $890,960.

Export sales from the United States are remitted in US Dollars and export sales for Labcaire are remitted in British Pounds. During fiscal 2002 and fiscal 2001, the Company had foreign net sales of $10,317,783 and $7,889,426, respectively, representing 34.9% and 25.5% of net sales for such years, respectively. The increase in foreign sales in fiscal 2002 as compared to fiscal 2001 is substantially due to an increase in Labcaire sales of $2,116,323. Labcaire represented 85% of foreign net sales during fiscal 2002 and fiscal 2001, respectively.

Gross  profit.  Gross  profit  decreased  to  39.4% in fiscal 2002 from 48.7% in
--------------
fiscal 2001. Gross profit decreased to 26.6% of sales in the three months ended June 30, 2002 from 39.7% of sales in the three months ended June 30, 2001. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries caused by the following: gross profit was negatively impacted by the unfavorable order mix for sales of therapeutic medical devices; Mystaire scrubber sales had a significant decrease in gross margin on all of its products, predominately due to reduced volume; and increased sales of diagnostic medical devices and sales by Labcaire, which traditionally carry lower gross margins.

Selling expenses.   Selling expenses increased $432,048 or 10.6% from $4,070,125
-----------------
(13.2%  of  sales) in fiscal 2001 to $4,502,173 (15.2% of sales) in fiscal 2002.
Medical device selling expenses increased $375,778 predominantly due to additional sales and marketing efforts of diagnostic medical devices. Industrial selling expenses increased $56,270 predominantly due to increased marketing efforts, advertising initiatives and personnel additions. Selling expenses increased $114,439 or 9.8% from $1,165,959 (13% of sales) in the three months ended June 30, 2001 to $1,280,398 (16.2% of sales) in the three months ended June 30, 2002. Medical device selling expenses increased $184,039 predominantly due to additional sales and marketing efforts of diagnostic medical devices. Industrial selling expenses decreased $69,600 predominantly due to decreased sales commissions for the wet scrubber products.

General  and  administrative  expenses.  General  and  administrative  expenses
--------------------------------------
decreased  $41,698  or  .6%  to $6,469,704 in fiscal 2002 from $6,511,402 in the fiscal 2001. The decrease is predominantly due to increased accounting and legal fees and facility and administration costs in Longmont, Colorado, offset by lower bonus and salary expense and due to the adoption in the first quarter of fiscal 2002 of FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with SFAS 142, the Company is no longer amortizing goodwill. Amortization of goodwill for the comparable period in fiscal 2001 was $525,567. General and administrative expenses decreased $19,969 or 1% from $1,932,723 in the three months ended June 30, 2001 to $1,912,755 in the three months ended June 30, 2002. The decrease is predominantly due to increased administration costs in Longmont, Colorado, offset by lower bonus and salary expense and due to the adoption in the first quarter of fiscal 2002 of FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with SFAS 142, the Company is no longer amortizing goodwill. Amortization of goodwill for the comparable period in fiscal 2001 was $232,408.

Research and development expenses.   Research and development expenses increased
----------------------------------
$277,097  or  15.2% from $1,826,604 in fiscal 2001 to $2,103,701 in fiscal 2002.
The increase is due to increased research and development on medical device products in the amount of $411,047 partially offset by reduced efforts for industrial products in the amount of $133,950. Research and development expenses increased $41,808 or 9.3% from $450,588 in the three months ended June 30, 2001 to $492,396 in the three months ended June 30, 2002. The increase is due to increased research and development on medical device products in the amount of $55,613 partially offset by reduced efforts for industrial products in the amount of $13,805. The increase in research and development on medical device products is due to the new Neuroaspirator product.

Litigation  settlement  (recovery)  expenses. The Company recorded a reversal of
---------------------------------------------
the litigation settlement during the fourth quarter of fiscal 2002 of $1,912,959. The Company recorded a litigation settlement charge of $6,176,000 during fiscal 2001. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of lyposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorney's fees. Each defendant is jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third quarter and fourth quarter of fiscal year 2001. On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor. Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of a combined $5,600,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment. In connection with this litigation settlement, the Company paid $1,000,000 and forgave accounts receivable of $455,500 in exchange for certain assets from MDA/LySonix, which the Company expects to utilize in the future. The net realizable value of those assets was $295,751. In addition, the Company paid $228,960 of other accrued costs during fiscal 2002. The Company will pay the remaining accrued costs of $174,332 in fiscal 2003. Accordingly, the Company recorded a reversal of the litigation settlement during the fourth quarter of fiscal 2002 of $1,912,959.

In June 2002, the Company entered into a worldwide distribution agreement with Mentor to develop and produce products in the aesthetic and cosmetic surgery market worldwide.

Other  income  (expense). Other income was $47,317 in fiscal 2002 as compared to
-------------------------
other expense of $3,337,631 in fiscal 2001. Other income was $36,402 in the three months ended June 30, 2002 as compared to other expense of $3,744,955 in the three months ended June 30, 2001. This increase was principally due to the following: an increase in royalty income; a decrease in interest income due to less cash and investments; the prior year included the write-down of investments in Focus and Hearing Innovations and of related notes of $3,822,428 for fiscal year 2001 as compared to $952,897 for fiscal year 2002. The Company is no longer amortizing the investments or recording the equity in loss for its investments in Focus and Hearing Innovations for the fiscal year 2002 since the investments were written down to zero at June 30, 2001, accordingly amortization of the investments for the comparable period in fiscal 2001 was $230,900 and the equity in loss on the investments was $365,259.

Income taxes. The effective tax rate is 68.5% for the fiscal year ended June 30,
------------
2002 as compared to an effective tax rate of 35.0% for the fiscal year ended June 30, 2001. The current effective tax rate is a mixture of the Labcaire tax expense offset by domestic entities benefits which also incorporate the valuation allowance recorded. The Company recorded a valuation allowance in the amount of $333,406 for the fiscal year ended June 30, 2002 against the deferred tax asset relating to the loss on the loans and debentures issued by Hearing Innovations and Focus because the Company does not anticipate capital gains to offset the capital losses. The valuation allowance was recorded in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes".

Fiscal years ended June 30, 2001 and 2000
-----------------------------------------

Net  sales.  Net  sales increased by 5.9% between the fiscal year ended June 30,
-----------
2000  and  the  fiscal year ended June 30, 2001 from $29,042,872 to $30,757,519.
This increase in net sales is due to the increase in sales of medical devices and industrial products. The increase in medical devices of 12.4% is due to the inclusion of twelve months of revenues of Sonora of $1,968,527, soft tissue aspirator and lithotriptor sales of $771,242 from the acquisition of Fibra Sonics offset by $1,299,388 of lower medical devices sales due to much lower sales of the LySonix 2000 as a result of the litigation settlement described in
Item 3. Legal Proceedings. Industrial products increased $274,266 predominately due to lower Labcaire fume enclosure sales of $380,015, due to the weakening of the English Pound which represents approximately $780,784 of the decrease in Labcaire fume enclosure product sales due to the translation of pounds to dollars. This decrease is offset by an increase in wet scrubber (Mystaire) sales of $721,006. Revenues for the three month period ended June 30, 2001 were $8,945,114 compared to $8,455,546 for the same period in fiscal 2000. This increase for the quarter ended June 30, 2001 is due to an increase in industrial products sales of $766,829, which primarily consist of an increase in fume enclosure product sales of $529,903 and an increase in wet scrubber (Mystaire) sales of $346,648.

Export sales from the United States are remitted in US Dollars and export sales for Labcaire are remitted in British Pounds. During fiscal 2001 and fiscal 2000, the Company had foreign net sales of $7,889,426 and $10,719,509, respectively, representing 25.5% and 36.9% of net sales for such years, respectively. The decrease in foreign sales in fiscal 2001 as compared to fiscal 2000 is due to a major Mystaire shipment of products to Canada, not typically a product that we export, in fiscal 2000. Additionally, foreign currency exchange rates had an adverse effect of $780,784 on Labcaire's revenues of $6,697,807 in fiscal year 2001 as compared to fiscal year 2000.

Gross  profit.  There  was a increase in overall gross profit margin to 48.7% in
--------------
fiscal 2001 from 45.7% in fiscal 2000. Gross profit decreased to 39.7% of sales in the three months ended June 30, 2001 from 43.6% of sales in the three months ended June 30, 2000. The increase for the year ended June 30, 2001 is due to increased operating efficiencies at Misonix and Sonora and opportunities in industrial sales to capture higher prices. The decrease for the quarter ended June 30, 2001 is due to less operating efficiency by the incorporation of the Fibra Sonics purchase into the Company's New York facility and a higher mix of industrial sales than medical devices sales, which traditionally have lower gross margins than medical devices sales.

Selling expenses.   Selling expenses increased $906,436 or 28.7% from $3,163,689
-----------------
(10.9%  of  sales) in fiscal 2000 to $4,070,125 (13.2% of sales) in fiscal 2001.
Medical device selling expenses increased $605,180 primarily due to the inclusion of a full year of Sonora's operations of $400,805 and increased sales and marketing efforts in all medical devices of $167,001, such as hiring of additional salesman. Industrial product selling expenses increased $301,256 due to increased sales and marketing efforts in all industrial products, such as hiring of additional salesman and increased advertising. Selling expenses increased $284,023 or 32.2% from $881,936 (10.4% of sales) in the three months ended June 30, 2000 to $1,165,959 (13% of sales) in the three months ended June 30, 2001, primarily due to increased sales and marketing efforts in medical devices and industrial products, such as hiring of additional salesman.

General  and  administrative  expenses.  General  and  administrative  expenses
--------------------------------------
increased  $1,081,099  or 19.8% from $5,464,001 in the fiscal 2000 to $6,545,100 in fiscal 2001. The increase is primarily due to the inclusion of a full year of the consolidated results of Sonora of $343,636, increased expenditures for investor relations activities of approximately $125,000, amortization of Sonora, Labcaire, Sonic Technologies and Fibra Sonics goodwill of approximately $404,000 and expenses relating to the maintenance of the Fibra Sonics facility located in Chicago during the transition to the Company's Farmingdale facility of approximately $199,000. General and administrative expenses increased $286,513 or 17% from $1,686,638 in the three months ended June 30, 2000 to $1,973,151 in the three months ended June 30, 2001. The increase is primarily due to the amortization of Sonora, Labcaire, Sonic Technologies and Fibra Sonics goodwill of approximately $175,000 and expenses relating to the maintenance of the Fibra Sonics facility located in Chicago during the transition to the Company's Farmingdale facility of approximately $75,000.

Research and development expenses.   Research and development expenses increased
----------------------------------
$453,841 or 33% from $1,372,763 in fiscal 2000 to $1,826,604 in fiscal 2001. The increase is primarily due to medical devices due to the inclusion of a full year of the consolidated results of Sonora of $288,835 and increased development costs associated with certain medical products of $107,095. The remaining increase of $57,911 is due to an increase in development costs associated with the Sonicator 3000 and new ductless fume enclosure which will be available for sale in fiscal 2002. Research and development expenses increased $149,589 or 49.7% from $300,999 in the three months ended June 30, 2000 to $450,588 in the three months ended June 30, 2001. The increase is primarily related to the Sonora subsidiary and relate to development costs associated with certain medical devices.

Bad  debt (recovery) expense.  Bad debt recovery expense decreased from $366,612
-----------------------------
for fiscal 2000 to $33,698 for fiscal 2001. On October 22, 1998, the Company reserved $1,700,000 against accounts receivable due and owing by MDA and its wholly owned subsidiary, LySonix, as licensees for the Misonix ultrasonic soft tissue aspirator. In December of 1998, an additional reserve was taken against all remaining receivables from MDA and LySonix totaling $369,903. On June 30, 1999, the MDA and LySonix accounts receivable of $2,069,903 was written off against the bad debt reserve, a portion of which was later recovered in fiscal 2000.

On March 30, 2000, the Company, MDA and LySonix signed a new ten-year Exclusive License Agreement (the "MDA Agreement") for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement called for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. The Company was paid in full for the amounts due and owing by the return of inventory by MDA and LySonix, which was in accordance with the MDA Agreement. The Company recorded the receipt of inventory at the lower of cost or market, thereby a recovery of bad debt expense of approximately $462,000 was recorded during the third quarter of fiscal 2000. As of July 1, 2001, the MDA Agreement became a non-exclusive agreement due to the failure of MDA/LySonix to meet purchase requirements and other terms of the MDA Agreement.

Litigation  settlement  expenses.  The  Company recorded a litigation settlement
---------------------------------
charge of $6,176,000 during fiscal 2001. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of lyposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorney's fees. Each defendant is jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. The Company and its co-defendants are considering all alternatives including further legal measures that are available. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, interest and other costs during the third quarter and fourth quarter of fiscal year 2001.

Other  income (expense). Other expense was $3,337,631 in fiscal 2001 as compared
------------------------
to other income of $492,241 in fiscal 2000. This decrease was principally due to the write-down of the investments in capital stock of Focus Surgery and Hearing Innovations of $2,495,467, the 5.1% Focus Debenture of $308,991, the 6% Focus Debenture of $303,667, the Hearing Debenture of $316,625 and the notes receivable from Hearing Innovations of $397,678. During the fourth quarter of fiscal 2001, the Company evaluated the equity investments of Focus and Hearing Innovations with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $2,495,467. The 5.1% Focus Debenture, the 6% Focus Debenture, the Hearing Debenture and the notes receivable from Hearing Innovations were reserved for as the Company believes that such debentures and notes are impaired. The Company does not anticipate these instruments to be repaid by their respective maturity dates.

Income  taxes. For fiscal 2001, the Company recorded a tax benefit of $2,423,129
-------------
or 35% as compared to a tax provision of $1,630,961 or 39% for fiscal year 2000. The current year tax benefits consisted of a reduction in the deferred tax valuation allowance of $1,681,502 during the first quarter of 2001 offset by an increase of the deferred tax valuation allowance of $2,030,514 in the third quarter, relating to the write-down of the equity investments and related debentures and notes.

In connection with the loss on impairment of equity investments, which included the carrying value of the investments and related notes and debentures, the Company recorded a deferred tax asset in the amount of $2,030,514. The Company recorded a full valuation allowance against the asset in accordance with the provisions of FASB statement No.109 "Accounting for Income Taxes". The valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the recoverability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax asset would not be realized. Based upon the capital nature of the deferred tax asset and the Company's projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2001.

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

CRITICAL  ACCOUNTING  POLICIES:

General:  The  Company's  discussion and analysis of its financial condition and
--------
results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

Allowance  for  Doubtful  Accounts:  The  Company's  policy  is  to  review  its
-----------------------------------
customers' financial condition prior to extending credit and, generally, collateral is not required. The Company utilizes letters of credit on foreign or export sales where appropriate.

Inventories:  Inventories  are stated at the lower of cost (first-in, first-out)
------------
or market and consist of raw materials, work-in-process and finished goods. Management evaluates the need to record adjustments for impairments of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods.

Property,  Plant  and  Equipment:  Property, plant and equipment are recorded at
---------------------------------
cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 5 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company's policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to adjust if necessary.

Goodwill:  In  July  2001,  the  Financial  Accounting  Standards  Board  issued
---------
Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later that the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2002 in the fourth quarter. There was no indicators that goodwill recorded was impaired.

Income  Taxes:  Income  taxes are accounted for in accordance with SFAS No. 109,
--------------
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply for taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

LIQUIDITY  AND  CAPITAL  RESOURCES:

Working capital at June 30, 2002 and June 30, 2001 was $11,854,281 and $12,002,501, respectively. In fiscal 2002 cash utilized in operations totaled $3,754,305. This was primarily due to the cash paid in connection with the settlement of litigation (see below for discussion). In fiscal 2002, cash provided by investing activities was $770,119 which consisted of redemptions of investments held to maturity offset by loans to Hearing Innovations and Focus. In fiscal 2002, cash provided by financing activities was $247,905 which represents proceeds from the exercise of stock options and proceeds from short-term borrowings offset by principal payments on capital lease obligations.

Revolving  Credit  Facilities
-----------------------------
The Company secured a $5,000,000 revolving credit facility with Fleet Bank on January 18, 2002 to cover any potential shortfalls of the Company's cash position as well as to support future working capital needs. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. This facility contains certain financial covenants, including requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than 2 to 1; that the Company maintain a working capital ratio of not less than 1.5 to 1; and that the Company maintain a tangible net worth of $14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On June 30, 2002, the Company had $5,000,000 available on its line of credit.

On July 1, 2002, Labcaire replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,384,000 ( 950,000) and bears interest at the bank's base rate plus 1.75% and a service charge of .15% of sales invoice value. The agreement expires on June 28, 2003 and covers all United Kingdom and European sales.

Commitments
-----------
The Company has commitments under a revolving note payable, facility debt and capital and operating leases that will be funded from operating sources. At June 30, 2002, the Company's contractual cash obligations and commitments relating to the revolving note payable, facility debt and capital and operating leases are as follows:

                        LESS THAN                            AFTER
COMMITMENT                1 YEAR    1-3 YEARS   4-5 YEARS   5 YEARS     TOTAL
--------------------------------------------------------------------------------
Revolving note payable  $  730,092           -           -         -  $  730,092
Facility debt               57,654  $  128,173  $  139,824  $638,736     964,387
Capital leases             219,869     144,523      31,522         -     395,914
Operating leases           613,797   1,213,487       4,315         -   1,831,599
                        --------------------------------------------------------
                        $1,621,412  $1,486,183  $  175,661  $638,736  $3,921,992
                        ========================================================

Labcaire
--------
In October 2001, under the terms of the Labcaire Agreement, the Company paid $99,531 for 9,286 shares (2.65%) of the outstanding common stock of Labcaire. This represents the fiscal 2002 buy-back portion, as defined in the Labcaire Agreement. The remaining 9,286 shares (2.7%) will be purchased by the Company for approximately $209,000 for the year ended June 30, 2003. The effective date of this transaction is expected to be in October 2002. The Company will then own 100% of Labcaire.

Hearing  Innovations,  Inc.
---------------------------
During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due
November 30, 2003. All notes bear interest at 8% per annum and contain warrants to acquire additional shares. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 548,329 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $.01 to $2.00 per share. These warrants, which are deemed nominal in value, expire October 2005. The Company recorded an allowance against the entire balance of $473,909 and accrued interest of $16,230 for the above loans. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

Focus  Surgery,  Inc.
---------------------
On July 31, 2001, the Company purchased the Focus Debenture due May 25, 2003. The Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time up until the due date at a purchase price of $1,200 per share. The Focus Debenture also contains warrants, which are nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus' right, title, and interest in accounts receivable, inventory, property, plant and equipment and process of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the Focus Debenture of $300,000 and accrued interest of $16,500 since the Company does not anticipate that the Focus Debenture will be paid in accordance with the contractual terms of the loan agreement. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contain warrants to acquire additional shares. These warrants are deemed nominal in value. The loan is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of $60,000 and accrued interest of $900. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

In February 2001, the Company exercised its right to start research and development for the treatment of kidney tumors utilizing HIFU technology and in September 2002, funded $50,000 to Focus which is being treated as a research and development expense in the first quarter of fiscal 2003.

Litigation  Settlement
----------------------
On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor (see Item 3. Legal Proceedings for further discussion). Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of a combined $5,600,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment. In connection with this litigation settlement, the Company paid $1,000,000 and forgave accounts receivable of $455,500 in exchange for certain assets from MDA/LySonix, which the Company expects to utilize in the future. The net realizable value of those assets was $295,751. In addition, the Company paid $228,960 of other accrued costs during fiscal 2002. The Company will pay the remaining accrued costs of $174,332 in fiscal 2003. Accordingly, the Company recorded a reversal of the litigation settlement during the fourth quarter of fiscal 2002 of $1,912,959.

In June 2002, the Company entered into a worldwide distribution agreement with Mentor to develop and produce products in the aesthetic and cosmetic surgery market worldwide.

Other
-----

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 18 months from the date hereof.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
---------  -----------------------------------------------------------------

Market  Risk:
The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire.

Interest  Rates:
The Company's short-term investments are made up entirely of held to maturity investments, which include mostly corporate bonds with a rating of A or higher. Assuming investment levels remained the same, a one-point change in interest rates would not have a material impact on the Company's interest income. The Company does not enter into interest rate swap agreements.

Foreign  Exchange  Rates:
Approximately 30% of the Company's revenues in fiscal 2002 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.44 and 1.43 for the fiscal year ended June 30, 2002 and 2001, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
--------   ------------------------------------------------

The  independent  auditors' reports and consolidated financial statements listed
in  the  accompanying  index  are  filed as part of this report.   See "Index to
Consolidated  Financial  Statements"  on  page  44.

QUARTERLY  RESULTS  OF  OPERATIONS

The following table presents selected financial data for each quarter of fiscal 2002, 2001 and 2000. Although unaudited, this information has been prepared on a basis consistent with the Company's audited consolidated financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

QUARTERLY  FINANCIAL  DATA:

                                                                  FISCAL 2002
                                            Q1            Q2           Q3            Q4           YEAR
Net sales                              $  6,822,521   $7,503,537  $ 7,371,220   $ 7,893,175   $29,590,453

Gross profit                              3,185,172    3,325,335    3,047,968     2,100,104    11,658,579

Operating expenses                        2,976,732    3,050,663    3,362,634     1,772,590    11,162,619

Income (loss) from operations               208,440      274,672     (314,666)      327,514       495,960

Other income (expense)                      (17,100)     101,855      (73,840)       36,402        47,317

Minority interest in net (loss)
income of  consolidated subsidiaries        (12,186)      42,916       (5,099)       (8,066)       17,565

Income tax provision (benefit)              222,209      158,823     (182,833)      185,982       384,181
                                       -------------  ----------  ------------  ------------  ------------

Net (loss) income                      $    (43,055)  $  260,620  $  (210,772)  $   169,868   $   176,661
                                       =============  ==========  ============  ============  ============

Net (loss) income per share-Basic      $       (.01)  $      .04  $      (.03)  $       .03   $       .03

Net (loss) income per share -Diluted   $       (.01)  $      .04  $      (.03)  $       .03   $       .03


                                                                  FISCAL 2001
                                            Q1             Q2          Q3            Q4            YEAR

Net sales                              $  6,791,318   $7,616,531  $ 7,404,556   $ 8,945,114   $30,757,519

Gross profit                              3,581,398    3,969,998    3,875,441     3,547,942    14,974,779

Operating expenses                        2,708,145    2,942,237    8,658,479     4,275,270    18,584,131

Income (loss) from operations               873,253    1,027,761   (4,783,038)     (727,328)   (3,609,352)

Other income (expense)                      160,984      209,591       36,749    (3,744,955)   (3,337,631)

Minority interest in net (loss)
income of consolidated subsidiaries          (4,323)      30,566       (6,037)       11,358        31,564

Income tax (benefit) provision           (1,304,246)     506,074   (1,832,997)      208,040    (2,423,129)
                                       -------------  ----------  ------------  ------------  ------------

Net income (loss)                      $  2,334,160   $  761,844  $(2,919,329)  $(4,668,965)  $(4,492,290)
                                       =============  ==========  ============  ============  ============

Net income (loss) per share-Basic      $        .39   $      .13  $      (.48)  $      (.77)  $      (.75)

Net income (loss) per share -Diluted   $        .36   $      .12  $      (.48)  $      (.77)  $      (.75)

ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
--------   ---------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------

On January 22, 2002, the Board of Directors recommended and approved retaining the firm of Ernst & Young LLP to act as the Company's independent accountants for the fiscal year ended June 30, 2002. The Company previously retained the accounting firm of KPMG LLP for the fiscal year ended June 30, 2001. KPMG did not qualify, disclaim or have an adverse opinion of the Company's financial statements. The Audit Committee and the shareholders have consented to the change of accountants from KPMG, LLP to Ernst & Young LLP.

                                    PART III
                                    --------

ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
---------   ---------------------------------------------------------

The Company currently has four Directors. Their term expires at the Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

                                                                               DIRECTOR
NAME                    AGE                  PRINCIPAL OCCUPATION                SINCE
--------------------  --------  -----------------------------------------------  -----
Gary Gelman                 55  Chairman of the Board                             1995
                                of Directors

Howard Alliger              75  Director                                          1971

Arthur Gerstenfeld          74  Director                                          1992

Michael McManus, Jr.        59  President and Chief                               1998
                                Executive Officer

Richard Zaremba             47  Vice President, Chief Financial Officer,            --
                                Secretary and Treasurer

Kenneth Coviello            50  Vice President - Medical Devices                    --

Dan Voic                    40  Vice President of Research & Development
                                & Engineering                                       --

Bernhard Berger             40  Vice President - Industrial/Scientific Products     --

Ronald Manna                48  Vice President of New Product Development
                                & Regulatory Affairs                                --

Christopher Thomas          40  Vice President of Mystaire Products                 --


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

MICHAEL MCMANUS, JR. became President and Chief Executive Officer of the Company in November 1999. From November 1991 to March 1999, Mr. McManus was President and Chief Executive Officer of New York Bancorp, Inc. Prior to New York Bancorp, Inc., Mr. McManus held senior positions with Jamcor Pharmaceutical, Inc., Pfizer, Inc. and Revlon Corp. Mr. McManus also spent several years as an Assistant to President Reagan. Mr. McManus holds a B.A. degree in Economics from the University of Notre Dame and a J.D. from Georgetown University Law Center.

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

DAN VOIC became Vice President of Research and Development & Engineering in January 2002. Prior thereto, he served as Engineering Manager and Director of Engineering with the Company. Mr. Voic has approximately 14 years experience in both medical and industrial products development. Mr. Voic holds a M.S. degree in mechanical engineering from Polytechnic University "Traian Vuia" of Timisoara, Romania and a MS degree in applied mechanics from Polytechnic
University  of  New  York.

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

RONALD MANNA became Vice President of New Product Development and Regulatory Affairs of the Company in January 2002. Prior thereto, Mr. Manna served as Vice President of Research and Development & Engineering, Vice President of Operations and Director of Engineering of the Company. Mr. Manna holds a B.S. degree in mechanical engineering from Hofstra University.

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

Each non-employee Director receives an annual fee of $15,000. In addition, Mr. Gelman receives a special Chairman's fee of $15,000 per year. No stock options were granted to any non-employee Directors during the fiscal year ending June 30, 2002. Each non-employee Director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2002.

ITEM  11.  EXECUTIVE  COMPENSATION.
---------  ------------------------

The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                                     LONG TERM
                                    ANNUAL COMPENSATION                 COMPENSATION
                                    -------------------                 ------------

   NAME AND PRINCIPAL            FISCAL YEAR                           SECURITIES UNDERLYING
        POSITION                ENDED JUNE 30,  SALARY ($)  BONUS ($)   OPTIONS GRANTED (#)

Michael McManus, Jr.                      2002     275,000    150,000                 150,000
President and Chief                       2001     266,687    250,000                 250,000
Executive Officer                         2000     250,000    250,000                       -

Richard Zaremba                           2002     150,000     28,000                  32,000
Vice President,                           2001     135,610     33,000                  30,000
Chief Financial Officer,                  2000     129,096      5,000                       -
Secretary and Treasurer

Kenneth Coviello                          2002     130,000     15,000                  15,000
Vice President of Medical                 2001     126,620          -                  10,000
Products                                  2000       4,808          -                       -

Daniel Voic                               2002      97,729     10,000                   6,500
Vice President of                         2001      92,519      6,000                   7,500
Research & Development &                  2000      74,642      5,000                       -
Engineering

Bernhard Berger                           2002     105,000      3,000                   5,000
Vice President of                         2001      15,952          -                  10,000
Industrial/Scientific Products            2000           -          -                       -

Ronald Manna                              2002     121,072     10,000                  10,000
Vice President of                         2001     116,340     25,000                  15,000
New Product Development &                 2000     113,808     15,000                       -
Regulatory Affairs

Christopher Thomas                        2002     100,000     30,000                  17,000
Vice President of                         2001      95,201     22,000                  15,000
Mystaire Products                         2000      87,348     10,000                       -

EMPLOYMENT  AGREEMENTS

In October 2000, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2002. This agreement provides for an annual base compensation of $275,000 with a guaranteed bonus of $250,000. At the discretion of the Board of Directors, if certain objectives are achieved, Mr. McManus can earn a higher bonus if revenue and earnings targets as stipulated in his agreement are met. For fiscal year 2002, Mr. McManus elected to receive a bonus of $100,000, which is to be paid in December 2002. During fiscal year 2001, Mr. McManus elected to receive a bonus of $150,000, which was paid in December 2001. Mr. McManus elected to receive a reduced bonus for each such year due to the Company's results. Mr. McManus receives additional benefits that are generally provided to other employees of the Company.

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

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during fiscal year ended June 30, 2002:

                                    % OF TOTAL
                      SECURITIES     OPTIONS
                      UNDERLYING    GRANTED TO                                 (A)
NAME AND PRINCIPAL      OPTIONS    EMPLOYEES IN    EXERCISE    EXPIRATION  GRANT DATE
POSITION              GRANTED (#)  FISCAL YEAR   PRICE ($/SH)     DATE      VALUE($)
--------------------------------------------------------------------------------------

Michael McManus, Jr.      150,000          48.5          6.07  10/17/2011      452,400
Richard Zaremba            32,000          10.3          6.07  10/17/2011       95,512
Kenneth Coviello           15,000           4.9          6.07  10/17/2011       45,240
Daniel Voic                 6,500           2.1          6.07  10/17/2011       19,604
Bernhard Berger             5,000           3.2          6.07  10/17/2011       30,160
Ronald Manna               10,000           1.6          6.07  10/17/2011       15,080
Christopher Thomas         17,000           5.5          6.07  10/17/2011       51,272


(a) The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.86%; no dividend yields; volatility factor of the expected market price of the Common Stock of 53%, and a weighted-average expected life of the options of five years.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 2002. The following table contains information concerning the number and value, at June 30, 2002, of unexercised options held by executive officers named in the Summary Compensation
Table:

                                                              VALUE OF
                         NUMBER OF SECURITIES                UNEXERCISED
                        UNDERLYING UNEXERCISED              IN-THE-MONEY
                              OPTIONS AT                     OPTIONS AT
                          FISCAL YEAR END (#)            FISCAL YEAR END ($)
NAME                  (EXERCISABLE/UNEXERCISABLE   (EXERCISABLE/UNEXERCISABLE)(1)
--------------------  ---------------------------  -------------------------------
Michael McManus, Jr.              550,000/150,000  $              468,500/$33,000
Richard Zaremba                     37,500/39,500  $                49,575/$8,315
Kenneth Coviello                    10,000/15,000  $                     0/$3,300
Dan Voic                             31,500/6,500  $                15,773/$1,430
Ronald Manna                        67,500/10,000  $                69,425/$2,200
Bernhard Berger                      5,000/10,000  $                   850/$1,950
Christopher Thomas                  42,000/17,000  $                51,780/$3,740


(1) Fair market value of underlying securities (the closing price of the Common Stock on the NASD Automated Quotation System) at June 30, 2002, minus the exercise price.

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

CEO'S COMPENSATION. As discussed in the Executive Compensation Table, Mr. McManus received a base salary of $275,000. The agreement also provides for a guaranteed bonus of $250,000. At the discretion of the Board of Directors, if certain objectives are achieved, Mr. McManus can earn a higher bonus if revenue and earnings targets as stipulated in his agreement are met. For fiscal year 2002, Mr. McManus elected to receive a bonus of $100,000, which is to be paid in December 2002. During fiscal year 2001, Mr. McManus elected to receive a bonus of $150,000, which was paid in December 2001. Mr. McManus elected to receive a reduced bonus for each such year due to the Company's results. The factors involved in determining our CEO's compensation are our revenues and profits, his lengthy experience and business acumen, his responsibilities, and the efforts exerted by him in performance of his duties.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKING AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

Mr. Alliger was the Chairman of the Board and a corporate officer of the Company until 1996 when Mr. Alliger stepped down as Chairman and was no longer a corporate officer.

Reported upon by the Compensation Committee

            Gary Gelman                      Howard Alliger

STOCK  OPTIONS

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2002, options to purchase 33,000 shares of Common Stock were outstanding under the 1991 Plan at exercise prices ranging from $2.17 to $7.38 per share with a vesting period ranging from immediate to two years, options to purchase 327,750 shares of Common Stock had been exercised and options to purchase 44,250 shares have been cancelled (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 339,494 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 with a vesting period of immediate to two years under the 1996 Plan and options to acquire 773,500 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $7.10 with a vesting period of immediate to two years under the 1996 Directors Plan. At June 30, 2002, options to purchase 97,195 shares of Common Stock under the 1996 Plan have been exercised and 155,256 shares have been cancelled (of which options to purchase 141,945 shares have been reissued). At June 30, 2002, options to purchase 150,000 shares of Common Stock under the 1996 Directors Plan have been exercised.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 480,825 shares of Common Stock were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2002, options to purchase 40,350 shares of Common Stock under the 1998 Plan have been cancelled (of which options to purchase 28,925 shares have been reissued) and options to purchase 7,750 shares have been exercised.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 307,394 shares of Common Stock were outstanding under the 2001 Plan at exercise price of $6.07 per share with a vesting period of three years. At June 30, 2002, options to purchase 2,010 shares of Common Stock under the 2001 Plan have been cancelled and no options have been exercised or reissued.

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

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
---------  ---------------------------------------------------------------------

The following table sets forth as of August 31, 2002, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each Director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

                                                                        PERCENT
                                                   COMMON STOCK           OF
NAME AND ADDRESS (1)                            BENEFICIALLY OWNED      CLASS
-------------------------------------------  -------------------------  ------

V4, Inc . . . . . . . . . . . . . . . . . .                771,000 (2)   12.4
Howard Alliger. . . . . . . . . . . . . . .                728,608 (3)   11.7
Gary Gelman . . . . . . . . . . . . . . . .                753,500 (4)   11.2
Michael McManus, Jr.. . . . . . . . . . . .                637,950 (5)    9.6
Dan Purjes. . . . . . . . . . . . . . . . .                381,597 (6)    6.1
DePrince, Race & Zollo, Inc . . . . . . . .                330,400 (7)    5.3
Ronald Manna. . . . . . . . . . . . . . . .                120,394 (8)    2.0
Arthur Gerstenfeld. . . . . . . . . . . . .                 98,600 (9)    1.6
Richard Zaremba . . . . . . . . . . . . . .                 54,370 (10)     *
Christopher Thomas. . . . . . . . . . . . .                 43,762 (11)     *
Dan Voic. . . . . . . . . . . . . . . . . .                 31,500 (12)     *
Kenneth Coviello. . . . . . . . . . . . . .                 12,200 (13)     *
Bernard Berger. . . . . . . . . . . . . . .                  5,000 (14)     *
All executive officers and
   Directors as a group
   (ten people) . . . . . . . . . . . . . .            2,485,884  (15)   40.7
*Less than 1%

(1) Except as otherwise noted, the business address of each of the named individuals in this table is c/o Misonix, Inc., 1938 New Highway, Farmingdale, New York 11735.
(2) The business address of V4, Inc. is 201 S. Orange Avenue, Orlando, Florida 32801.
(3) Includes 115,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.
(4) Includes 603,500 shares which Mr. Gelman has the right to acquire upon exercise of stock options which are currently exercisable.
(5) Includes 550,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.
(6) The business address of Mr. Purjes is c/o Josephthal & Co. Inc., 200 Park Avenue, New York, New York 10166.
(7) The business address of DePrince, Race & Zollo, Inc. is 201 S. Orange Avenue, Orlando, Florida 32801.
(8) Includes 67,500 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.
(9) Includes 58,000 shares which Mr. Gerstenfeld has the right to acquire upon exercise of stock options which are currently exercisable.
(10) Includes 37,500 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.
(11) Includes 42,000 shares which Mr. Thomas has the right to acquire upon exercise of stock options which are currently exercisable.
(12) Includes 31,500 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.
(13) Includes 10,000 shares which Mr. Coviello has the right to acquire upon exercise of stock options which are currently exercisable.
(14) Represents 5,000 shares which Mr. Berger has the right to acquire upon exercise of stock options which are currently exercisable.
(15) Includes  the  shares  indicated  in  notes  (3), (4), (5), (8), (9), (10),
     (11), (12), (13) and (14).

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
---------  ---------------------------------------------------

None.

                                     PART IV
                                     -------

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.
---------  --------------------------------------------------------------------

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

         10(ee)          1999  Employee  Stock  Option  Plan.  (8)

         10(ff) Investment Agreement, dated as of May 3, 1999, by and between the Company, and Focus Surgery, Inc. (9)

         10(gg) Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations Incorporated. (10)

         10(ii) Exclusive License Agreement dated as of February, 2001 between the Company and MDA, Inc. (10)

         10(hh) Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research Inc., (d/b/a Sonora Medical Systems). (10)

         10(gg) 6% Secured Convertible Debenture, dated April 12, 2001, by Focus Surgery, Inc. payable to the Company. (9)

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

         10(kk) 5.1% Secured Convertible Debenture, dated November 7, 2000, by Focus Surgery, Inc. payable to the Company.
                         (9)

         10(ll) Asset Purchase Agreement by and between Perceptron, Inc. and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems, Inc. (9)

         10(mm) First Amendment to Employment Agreement, dated October 13, 2000, by and between the Company and Michael A. McManus, Jr. (9)

         10(nn) Employment Agreement dated October 31, 1998 by and between the Company and Michael A. McManus, Jr.

         10(oo) 6% Secured Convertible Debenture, dated July 31, 2001 by Focus Surgery, Inc. payable to the Company.

         21              Subsidiaries  of  the  Company.

         23.1 Consent of independent auditors to inclusion of report in Form S-8 Registration Statement.

         23.2 Consent of independent auditors to inclusion of report in Form S-8 Registration Statement.

         99.1            Certification  by  Chief  Executive  Officer.

         99.2            Certification  by  Chief  Financial  Officer.

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

          (7) Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.
          (8) Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).
          (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
          (10) Incorporated by reference from the Company's Annual Report on Form 10-K/A for the fiscal year 2001.

b. No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

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


                                      MISONIX, INC.


                                   By:  /s/ Michael McManus, Jr.
                                      -----------------------------
                                      Michael McManus, Jr.
                                      Michael McManus, Jr.
                                      President and Chief
                                      Executive Officer


Date:  September 27, 2002



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                       Date
------------------------  --------------------------------  ------------------


/s/ Gary Gelman           Chairman of the Board,            September 27, 2002
------------------------  Director
Gary Gelman


/s/ Michael McManus, Jr.  President, Chief Executive        September 27, 2002
------------------------  Officer, and Director
Michael McManus, Jr.      (principal executive officer)


/s/ Richard Zaremba       Vice President, Chief Financial   September 27, 2002
------------------------  (principal financial and
Richard Zaremba           accounting officer)


/s/ Howard Alliger        Director                          September 27, 2002
------------------------
Howard Alliger


/s/ Arthur Gerstenfeld    Director                          September 27, 2002
------------------------
Arthur Gerstenfeld

                                 CERTIFICATIONS
                                 --------------


     I,  Michael  A.  McManus,  Jr.,  certify  that:

          1.   I have reviewed this annual report on Form 10-K of MISONIX, INC.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002          /s/  Michael  A.  McManus, Jr.
                                   Chief  Executive  Officer

                                 CERTIFICATIONS
                                 --------------


     I,  Richard  Zaremba,  certify  that:

          1.   I have reviewed this annual report on Form 10-K of MISONIX, INC.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002            /s/ Richard Zaremba
                                     Chief Financial Officer

                                   Item 14(a)
                                   ----------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         MISONIX, INC. and Subsidiaries
                            Year Ended June 30, 2002


                                                                                    Page
                                                                                    -----
Reports of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . . .  45-46
Consolidated Balance Sheets-June 30, 2002 and 2001 . . . . . . . . . . . . . . . .     47
Consolidated Statements of Operations-Years Ended
  June 30, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .     48
Consolidated Statements of Stockholders' Equity-Years Ended
  June 30, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .     49
Consolidated Statements of Cash Flows-Years Ended
  June 30, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .  50-51
Notes to Consolidated Financial Statements                                             52
The following consolidated financial statement schedule is included in Item 14(a).

  Schedule II-Valuation and Qualifying Accounts and Reserves . . . . . . . . . . .     78

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

                         Report of Independent Auditors
                         ------------------------------

The Board of Directors and Stockholders
Misonix,  Inc.

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a) for the years ended June 30, 2002 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Misonix, Inc. and subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the years ended June 30, 2002 and 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2002, the Company changed its method of accounting for goodwill and other intangible assets.

                                                /s/  Ernst & Young LLP


Melville,  New  York
August 22, 2002

                         Report of Independent Auditors
                         ------------------------------

The  Board  of  Directors  and  Stockholders
MISONIX,  INC.  and  Subsidiaries

We have audited the accompanying consolidated balance sheet of MISONIX, INC. and Subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MISONIX, INC. and Subsidiaries at June 30, 2001, and the consolidated results of their operations and their cash flows for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                                   /s/ KPMG LLP

Melville, New York
September 24, 2001

                         Misonix, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                                         JUNE 30,
                                                                                                --------------------------
ASSETS                                                                                              2002          2001
                                                                                                ------------  ------------
Current assets:
    Cash and cash equivalents                                                                   $ 1,065,465   $ 3,774,573
    Investments held to maturity                                                                          -     2,015,468
    Accounts receivable, less allowance for doubtful accounts of $223,413 and
         $157,761, respectively                                                                   6,656,932     7,210,461
    Inventories                                                                                   7,170,844     7,874,372
    Prepaid income taxes                                                                          1,391,978             -
    Deferred income taxes                                                                           388,027     2,598,538
    Prepaid expenses and other current assets                                                       715,367       787,765
                                                                                                ------------  ------------
Total current assets                                                                             17,388,613    24,261,177

Property, plant and equipment, net                                                                3,151,909     3,195,748
Deferred income taxes                                                                             1,757,937     1,550,769
Goodwill                                                                                          4,241,319     4,069,497
Other assets                                                                                        424,674       143,597
                                                                                                ------------  ------------
Total assets                                                                                    $26,964,452   $33,220,788
                                                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                                   $   730,092   $   542,532
  Accounts payable                                                                                3,072,234     3,527,449
  Accrued expenses and other current liabilities                                                  1,304,824     1,308,692
  Litigation settlement liabilities                                                                 174,332     6,176,000
  Income taxes payable                                                                                    -       499,827
  Current maturities of long-term debt and capital lease obligations                                252,850       204,176
                                                                                                ------------  ------------
Total current liabilities                                                                         5,534,332    12,258,676

Long-term debt and capital lease obligations                                                      1,050,254     1,027,921

Deferred income                                                                                     451,073       569,843
Minority interest                                                                                   239,965       257,530

Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock, $.01 par value-shares authorized 10,000,000; 6,180,165 and 6,121,915 issued,
        and 6,105,865 and 6,055,115 outstanding, respectively                                        61,802        61,219
   Additional paid-in capital                                                                    22,313,991    21,924,987
   Retained deficit                                                                              (2,021,059)   (2,197,720)
   Treasury stock, 74,300 and 66,800 shares, respectively                                          (401,974)     (358,237)
   Accumulated other comprehensive loss                                                            (263,932)     (323,431)
                                                                                                ------------  ------------
Total stockholders' equity                                                                       19,688,828    19,106,818
                                                                                                ------------  ------------


Total liabilities and stockholders' equity                                                      $26,964,452   $33,220,788
                                                                                                ============  ============

See Notes to Consolidated Financial Statements.

                                 Consolidated Statements of Operations

                                          YEAR ENDED JUNE 30,

                                    Misonix, Inc. and Subsidiaries

                                                                   2002          2001          2000
                                                               ------------  ------------  ------------
Net sales                                                      $29,590,453   $30,757,519   $29,042,872

Cost of goods sold                                              17,931,874    15,782,740    15,757,929
                                                               ------------  ------------  ------------
Gross profit                                                    11,658,579    14,974,779    13,284,943

Operating expenses:
    Selling expenses                                             4,502,173     4,070,125     3,163,689
    General and administrative expenses                          6,469,704     6,511,402     5,097,389
    Research and development expenses                            2,103,701     1,826,604     1,372,763
    Litigation (recovery)  settlement expenses                  (1,912,959)    6,176,000             -
                                                               ------------  ------------  ------------
Total operating expenses                                        11,162,619    18,584,131     9,633,841
                                                               ------------  ------------  ------------
Income (loss) from operations                                      495,960    (3,609,352)    3,651,102

Other income (expense):
   Interest income                                                 273,750       538,016       660,002
   Interest expense                                               (133,438)     (145,436)     (154,341)
   Option/license fees                                              24,312        24,313        24,312
   Royalty income                                                  823,642       665,292       636,657
   Amortization of investments                                           -      (230,900)     (208,033)
   Loss on impairment of investments                              (952,897)   (3,822,428)            -
   Equity in loss of Focus Surgery, Inc.                                 -      (322,565)     (421,785)
   Equity in loss of Hearing Innovations, Inc.                           -       (42,694)      (40,349)
   Foreign currency exchange gain (loss)                            11,948        (1,949)      (10,255)
   Miscellaneous income                                                  -           720         6,033
                                                               ------------  ------------  ------------
Total other income (expense)                                        47,317    (3,337,631)      492,241
                                                               ------------  ------------  ------------

Income (loss) before minority interest and income taxes            543,277    (6,946,983)    4,143,343

Minority interest in net income of consolidated subsidiaries        17,565        31,564         8,514
                                                               ------------  ------------  ------------

Income (loss) before provision (benefit) for income taxes          560,842    (6,915,419)    4,151,857

Income tax provision (benefit)                                     384,181    (2,423,129)    1,630,961
                                                               ------------  ------------  ------------

Net income (loss)                                              $   176,661   $(4,492,290)  $ 2,520,896
                                                               ============  ============  ============

Net income (loss) per share - Basic                            $       .03   $      (.75)  $       .42
                                                               ============  ============  ============

Net income (loss)  per share - Diluted                         $       .03   $      (.75)  $       .39
                                                               ============  ============  ============

Weighted average common shares outstanding -Basic                6,077,546     6,009,482     5,937,685
                                                               ============  ============  ============

Weighted average common shares outstanding - Diluted             6,648,761     6,009,482     6,516,387
                                                               ============  ============  ============

See Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                     YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                 COMMON STOCK
                                $.01 PAR VALUE        TREASURY STOCK
                              ------------------  ---------------------
                                                                                                       ACCUMULATED
                                                                          ADDITIONAL     RETAINED         OTHER
                              NUMBER              NUMBER                    PAID-IN      EARNINGS     COMPREHENSIVE
                              OF SHARES  AMOUNT   OF SHARES     AMOUNT      CAPITAL     (DEFICIT)     (LOSS) INCOME
                              --------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999        5,927,470  $59,275          -           -   $21,719,553  $  (226,326)  $      (10,117)
Net income                            -        -          -           -             -    2,520,896                -
Foreign currency translation
     adjustment                       -        -          -           -             -            -          (44,906)

Comprehensive income                  -        -          -           -             -            -                -

Exercise of employee options     40,347      403          -           -        71,648            -                -
Purchase of treasury stock            -        -    (42,900)  $(219,006)            -            -                -
Non-cash compensation charge          -        -          -           -        10,768            -                -
                              --------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000        5,967,817   59,678    (42,900)   (219,006)   21,801,969    2,294,570          (55,023)
Net loss                              -        -          -           -             -   (4,492,290)               -
Foreign currency translation
     adjustment                       -        -          -           -             -            -         (268,408)

Comprehensive loss                    -        -          -           -             -            -                -

Exercise of employee options    154,098    1,541          -           -       123,018            -                -
Purchase of treasury stock            -        -    (23,900)   (139,231)            -            -                -
                              --------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001        6,121,915   61,219    (66,800)   (358,237)   21,924,987   (2,197,720)        (323,431)

Net  income                           -        -          -           -             -      176,661                -
Foreign currency translation
     adjustment                       -        -          -           -             -            -           59,499

Comprehensive income                  -        -          -           -             -            -                -

Exercise of employee options     58,250      583          -           -       389,004            -                -
Purchase of treasury stock            -        -     (7,500)    (43,737)            -            -                -
                              --------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002        6,180,165  $61,802    (74,300)  $(401,974)  $22,313,991  $(2,021,059)  $     (263,932)
                              ======================================================================================



                                   TOTAL
                               STOCKHOLDERS'
                                  EQUITY
                              ---------------
BALANCE, JUNE 30, 1999        $   21,542,385
Net income                         2,520,896
Foreign currency translation
     adjustment                      (44,906)
                              ---------------
Comprehensive income               2,475,990
                              ---------------
Exercise of employee options          72,051
Purchase of treasury stock          (219,006)
Non-cash compensation charge          10,768
                              ---------------
BALANCE, JUNE 30, 2000            23,882,188
Net loss                          (4,492,290)
Foreign currency translation
     adjustment                     (268,408)
                              ---------------
Comprehensive loss                (4,760,698)
                              ---------------
Exercise of employee options         124,559
Purchase of treasury stock          (139,231)
                              ---------------
BALANCE, JUNE 30, 2001            19,106,818
Net  income                          176,661
Foreign currency translation
     adjustment                       59,499
                              ---------------
Comprehensive income                 236,160
                              ---------------
Exercise of employee options         389,587
Purchase of treasury stock           (43,737)
                              ---------------
BALANCE, JUNE 30, 2002        $   19,688,828
                              ===============

See Notes to Consolidated Financial Statements.

                                Misonix, Inc. and Subsidiaries

                           Consolidated  Statements  of  Cash  Flows


                                                                            YEAR ENDED JUNE 30,
                                                                     2002          2001          2000
                                                                 ----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                $   176,661   $(4,492,290)  $ 2,520,896
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Bad debt expense (recovery)                                      97,210       (33,698)     (366,612)
     Litigation recovery expense                                  (1,912,959)            -             -
     Deferred income tax expense (benefit)                         2,003,343    (3,695,772)     (140,263)
     Depreciation and amortization                                   599,342     1,244,313       793,205
     Loss on disposal of equipment                                    59,280        52,293        58,289
     Non-cash compensation charge                                          -             -        10,768
     Deferred income                                                (118,770)      174,783       (50,560)
     Foreign currency exchange (gain) loss                           (11,948)        1,949        10,255
     Minority interest in net loss of subsidiaries                   (17,565)      (31,564)       (8,514)
     Equity in loss of Focus Surgery, Inc.                                 -       322,565       421,785
     Equity in loss of Hearing Innovations, Inc.                           -        42,694        40,349
     Loss on impairment of investments                               952,897     3,822,428             -
     Income tax benefit on exercise of stock options                       -      (261,394)            -
     Changes in operating assets and liabilities:
        Accounts receivable                                          144,259        55,104      (579,502)
        Inventories                                                  929,865    (3,502,973)     (724,510)
        Prepaid income taxes                                      (1,391,978)            -             -
        Prepaid expenses and other current assets                     (1,047)     (155,272)     (330,587)
        Other assets                                                (290,020)      (51,186)      (16,065)
        Accounts payable and accrued expenses                       (531,313)    1,202,083    (1,670,172)
        Litigation settlement liabilities                         (3,928,960)    6,176,000             -
        Income taxes payable                                        (512,602)     (536,986)    1,010,740
                                                                 ----------------------------------------
Net cash (used in) provided by operating activities               (3,754,305)      333,077       979,502
                                                                 ----------------------------------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                        (293,924)     (623,594)     (317,667)
Proceeds from sale of equipment                                            -             -       110,617
Purchases of investments held to maturity                                  -    (1,097,696)   (3,004,064)
Redemption of investments held to maturity                         2,015,468     2,103,496     3,970,105
Purchase of Labcaire stock                                           (99,531)     (117,349)     (173,777)
Cash paid for acquisition of Sonic Technologies
        Laboratory Services                                                -      (318,636)            -
Cash paid for acquisition of CraMar Technologies, Inc.                     -      (310,806)            -
Cash paid for acquisition of Fibra Sonics, Inc., net of cash
        acquired                                                     (17,985)   (1,741,904)            -
Purchase of convertible debentures - Focus Surgery, Inc.            (300,000)     (612,658)            -
Purchase of convertible debentures - Hearing Innovations, Inc.             -      (204,758)            -
Loans to Focus Surgery, Inc.,                                        (60,000)            -             -
Cash paid for investment in Hearing Innovations, Inc.                      -             -      (384,000)
Loans to Hearing Innovations, Inc., net                             (473,909)     (397,678)     (261,867)
Cash paid for acquisition of Sonora Medical Systems, Inc.,
         net of cash acquired                                              -      (169,713)   (1,463,789)
                                                                 ----------------------------------------
Net cash provided by (used in) investing activities                  770,119    (3,491,296)   (1,524,442)
                                                                 ----------------------------------------


                                Misonix, Inc. and Subsidiaries

                                   (continued on next page)

                      Consolidated Statements of Cash Flows (Continued)


FINANCING ACTIVITIES
Proceeds from (payments of) short-term borrowings, net               166,044       105,189       (26,348)
Payment of revolving line of credit                                        -             -      (222,388)
Principal payments on capital lease obligations                     (205,353)     (193,699)     (243,119)
Payment of long-term debt                                            (58,636)      (43,629)      (52,818)
Proceeds from exercise of stock options                              389,587       124,559        72,051
Purchase of treasury stock                                           (43,737)     (139,231)     (219,006)
                                                                 ----------------------------------------
Net cash provided by (used in) financing activities                  247,905      (146,811)     (691,628)
                                                                 ----------------------------------------

Effect of exchange rate changes on assets and liabilities             27,173        10,101       (55,161)
                                                                 ----------------------------------------
Net decrease in cash and cash equivalents                         (2,709,108)   (3,294,929)   (1,291,729)
Cash and cash equivalents at beginning of year                     3,774,573     7,069,502     8,361,231
                                                                 ----------------------------------------
Cash and cash equivalents at end of year                         $ 1,065,465   $ 3,774,573   $ 7,069,502
                                                                 ========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                         $   133,438   $   111,850   $   154,341
                                                                 ========================================
Income taxes                                                     $   390,813   $ 2,130,446   $   931,437
                                                                 ========================================

NON-CASH INVESTING ACTIVITIES:
Conversion of notes receivable from Hearing Innovations, Inc.
  to debentures and common stock                                 $         -   $   111,876   $   400,000
                                                                 ========================================

See Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


1. BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS  OF  PRESENTATION

The consolidated financial statements of MISONIX, INC. ("Misonix" or the "Company") include the accounts of Misonix, its 97.3% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), its 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. ("Sonora"), and its 100% owned subsidiary, Misonix, Ltd. Investments in affiliates which are not majority owned are reported using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

ORGANIZATION  AND  BUSINESS

Misonix was incorporated under the laws of the State of New York on July 31, 1967 and its principal revenue producing activities, from 1967 to date, have been the manufacturing and distribution of proprietary ultrasound equipment for scientific and industrial purposes and environmental control equipment for the abatement of air pollution. Misonix's products are sold worldwide. In October 1996, the Company entered into licensing agreements to further develop one of its medical devices (see Note 13).

Labcaire, which began operations in February 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales to unaffiliated customers, net income and total assets related to Labcaire as of and for the years ended June 30, 2002, 2001 and 2000 were approximately $8,814,000, $609,000 and $6,900,000, respectively; $6,698,000, $249,000 and $5,096,000, respectively; and $7,003,000,
$381,000  and  $5,031,000,  respectively.

The following is an analysis of assets related to Labcaire:

                                          JUNE 30,

                                2002        2001        2000
                             ----------------------------------
        Current assets       $4,614,000  $3,008,000  $2,655,000
        Long - lived assets   2,286,000   2,088,000   2,376,000
                             ----------------------------------
        Total assets         $6,900,000  $5,096,000  $5,031,000
                             ==================================

Sonora, which was acquired in November 1999 and is located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Net sales to unaffiliated customers, net income and total assets related to Sonora as of and for the years ended June 30, 2002, 2001 and 2000 were approximately $6,002,000, $100,000 and $3,686,000, respectively; $4,625,000, $129,000 and $4,530,000, respectively; and $2,532,000, $137,000 and
$2,437,000,  respectively.

Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company. It is presently dormant.


CASH  AND  CASH  EQUIVALENTS

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2002. Cash equivalents at June 30, 2001 were $1,114,940.

INVESTMENTS  HELD  TO  MATURITY

The Company's investments consisted of commercial paper, valued at amortized cost, which approximated market. In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classified its investments as held-to-maturity as the Company had both the intent and ability to hold these securities until maturity. The Company's investment policy gives primary consideration to safety of principal, liquidity and return. At June 30, 2001 and 2000, unrealized gains on held-to-maturity marketable securities were immaterial.

MAJOR  CUSTOMERS  AND  CONCENTRATION  OF  CREDIT  RISK

The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. Included in sales of medical devices, sales to one customer in 2002, 2001 and 2000 were approximately $4,060,000, $7,685,000 and $7,849,000, respectively. Accounts receivable from this customer were approximately $969,000 and $2,079,000 at June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, the Company's accounts receivable with customers outside the United States were approximately $2,874,000 and $1,725,000, respectively, of which $2,687,000 and $1,519,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of raw materials, work-in-process and finished goods. Management evaluates the need to record adjustments for impairments of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods.

PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 5 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company's policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to adjust if necessary.


FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The book values of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments. The carrying value of the Company's debt approximates its fair value due to variable interest rates based on prime or other similar benchmark rates.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


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

LONG-LIVED  ASSETS

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2002.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of 97.3% of the common stock of Labcaire, 90% of the common stock of Sonora and the acquisitions of Fibra Sonics, Inc. ("Fibra Sonics"), Sonic Technologies Laboratory Services ("Sonic Technologies") and CraMar Technologies, Inc. ("CraMar").

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 (SFAS 141 and SFAS
142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets and the accounting for negative goodwill. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired.

With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later that the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded was impaired and, therefore, the second test is not required as of the effective date. In addition, the Company also completed its annual goodwill impairment tests for fiscal 2002 in the fourth quarter. There were no indicators that goodwill recorded was impaired.

Amortization of goodwill for the comparable years ended June 30, 2001 and 2000 was $525,567 and $122,053 respectively. The Company's pro forma information is as follows for fiscal year ended June 30, 2001 and 2000 are as follows, net of applicable income tax expense (benefit):

                                             2001         2000
        Net Income (loss):  As reported  $(4,492,290)  $2,520,896
                            Pro forma     (4,039,433)   2,642,949
        Basic EPS:          As reported         (.75)         .42
                            Pro forma           (.67)         .45
        Diluted EPS:        As reported         (.75)         .39
                            Pro forma           (.67)         .41

OTHER  ASSETS

The cost of acquiring or processing patents, trademarks, and other intellectual properties are capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years.

INCOME  TAXES

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


NET  INCOME  (LOSS)  PER  SHARE

Basic income (loss) per common share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if options to purchase common stock were exercised. Dilutive income per common share for fiscal 2001 is the same as basic net loss per common share due to the antidilutive effect of the exercise of the assumed stock options. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                      2002       2001       2000
                                                    ---------  ---------  ---------
Weighted average common shares outstanding          6,077,546  6,009,482  5,937,685
Dilutive effect of stock options                      571,215         -     578,702
                                                    ---------  ---------  ---------
Diluted weighted average common shares outstanding  6,648,761  6,009,482  6,516,387
                                                    =========  =========  =========

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


Employee stock options covering 413,325, 1,704,104 and 82,778 shares, respectively, for the years ended June 30, 2002, 2001 and 2000 were not included in the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

COMPREHENSIVE  INCOME

Effective July 1, 1999, the Company adopted Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes rules for the reporting of comprehensive income and its components. The components of the Company's comprehensive income are net income and foreign currency translation adjustments.

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

ADVERTISING  EXPENSE

The cost of advertising is expensed as of the first showing. The Company incurred approximately $412,000, $525,000 and $262,000 in advertising costs during 2002, 2001 and 2000, respectively.


USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SHIPPING  AND  HANDLING  COSTS

The Company includes all shipping and handling income and expenses incurred as a component of selling expenses. Shipping and handling income for the years ended June 30, 2002, 2001 and 2000 was approximately $214,000, $99,000 and $59,000, respectively. Shipping and handling expenses, for the years ended June 30, 2002, 2001 and 2000 was approximately $456,000, $244,000 and $145,000, respectively.

STOCK-BASED  COMPENSATION

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


The Company accounts for its stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options is generally set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, SFAS 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

The Company is required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements in order to conform with the 2002 presentation.

2.   ACQUISITIONS

LABCAIRE  SYSTEMS,  LTD.

In June 1992, the Company acquired an 81.4% interest in Labcaire, a U.K. company, for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being treated as goodwill.

The balance of the capital stock of Labcaire is owned by three executives and one retired executive of Labcaire who had the right, under the original purchase agreement (the "Labcaire Agreement"), to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings before interest, taxes and management charges for the preceding fiscal year.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


In June 1996, this Labcaire Agreement was amended and each of the four directors agreed to sell one-seventh of his total holdings of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. The price to be paid by the Company for these shares is based on the formula outlined in the original Labcaire Agreement. Pursuant to the Labcaire Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company for approximately $102,000 in October 1996 for the year ended June 30, 1997, 9,286 shares (2.65%) were purchased by the Company for approximately $119,000 in October 1997 for the year ended June 30, 1998, 9,286 shares (2.65%) were purchased by the Company for approximately $129,000 in October 1998 for the year ended June 30, 1999, 9,286 shares (2.65%) were purchased by the Company for approximately $174,000 in October 1999 for the year ended June 30, 2000, 9,286 shares (2.65%) were purchased by the Company for approximately $117,000 in October 2000 for the year ended June 30, 2001, 9,286 shares (2.65%) were purchased by the Company for approximately $100,000 in October 2001 for the year ended June 30, 2002 and the remaining 9,286 shares (2.7%) will be purchased by the Company for approximately $209,000 for the year ended June 30, 2003. The effective date of this transaction is expected to be in October 2002. The Company will then own 100% of Labcaire.

FIBRA  SONICS,  INC.

On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately-held producer and marketer of ultrasonic medical devices for approximately $1,900,000. Subsequent to the acquisition, the Company relocated the assets of Fibra Sonics to the Company's Farmingdale facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities have been initially recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($1,723,208 plus acquisition costs of $144,696, which includes a broker fee of $100,716) over the fair value of net assets acquired was $1,814,025 and is being treated as goodwill. In fiscal year 2002, the Company re-evaluated fixed assets acquired from Fibra Sonics and reclassed approximately $54,000 from property plant and equipment to goodwill. In addition to the purchase price, contingent consideration of up to, but not exceeding, $1,120,000 may have been paid based upon sales generated during the consecutive twelve months commencing June 1, 2001. As of June 30, 2002, sales generated did not meet the criteria to warrant additional consideration, therefore, no additional payments were made for the acquisition of Fibra Sonics.

SONIC  TECHNOLOGIES  LABORATORY  SERVICES

On October 12, 2000, Sonora acquired the assets of Sonic Technologies, an ultrasound acoustic measurement and testing laboratory for approximately $320,000. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $51,219, which includes a broker fee of $25,000) over the fair value of net assets acquired was $301,219 and is being treated as goodwill.

CRAMAR  TECHNOLOGIES,  INC.

On July 27, 2000, Sonora acquired 100% of the assets of CraMar, an ultrasound equipment servicer for approximately $311,000. The assets of the Colorado-based, privately-held operations of CraMar were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets have been recorded at their estimated fair value at the date of acquisition. The excess of the

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


cost of the acquisition ($272,908 plus acquisition costs of $37,898, which includes a broker fee of $25,000) over the fair values of net assets acquired was $257,899 and is being treated as goodwill.

SONORA  MEDICAL  SYSTEMS,  INC.

On November 16, 1999, the Company acquired a 51% interest in Sonora for approximately $1,400,000. Sonora authorized and issued new common stock for the 51% interest. Sonora utilized the proceeds of such sale to increase inventory and expand marketing, sales, and research and development efforts. An additional 4.7% was acquired from the principals of Sonora on February 25, 2000 for $208,000, bringing the acquired interest to 55.7%. The principals of Sonora sold an additional 34.3% to Misonix on June 1, 2000 for approximately $1,407,000, bringing the acquired interest to 90%. Sonora, located in Longmont, Colorado, is an ISO 9002 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. The acquisition of Sonora was accounted for under the purchase method of accounting. Accordingly, results of operations for Sonora are included in the consolidated statements of income from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,957,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired was $1,622,845 and is being treated as goodwill.

HEARING  INNOVATIONS,  INC.

On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock ranging from $1.25 to $2.25 per share are also part of this agreement. These warrants, which are deemed nominal in value, expire October 2005. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $579,069. The net carrying value of the investment at June 30, 2002 and 2001 is $0.

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) were exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the "Hearing Debenture"). The Hearing Debenture contains warrants to acquire 250,000 shares of Hearing Innovations common stock, at the option of the Company, for $2.25 per share. These warrants, which are deemed nominal in value, expire October 2005. The Hearing Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion rate of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing Debenture's principal amount. The Company recorded an allowance against the entire balance of principal and accrued interest due at

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


June 30, 2002 and 2001 of $21,000 and $316,625, respectively. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the Hearing Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $397,678 due May 30, 2002. The maturity date was extended to November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. The loan agreements contain warrants to acquire 1,045,664 shares of acquire Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $2.00 to $2.25 per share. These warrants, which are deemed nominal in value, expire October 2005. The Company recorded an allowance against the entire balance of $31,058 and $397,678 due at June 30, 2002 and 2001, respectively. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the loans are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due
November 30, 2003. All notes bear interest at 8% per annum and contain warrants to acquire additional shares. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 548,329 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $.01 to $2.00 per share. These warrants, which are deemed nominal in value, expire October 2005. The Company recorded an allowance against the entire balance of $473,909 and accrued interest of $16,230 for the above loans. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

If the Company were to exercise all warrants associated with the above loans, exercise the warrants associated with the Hearing Debenture and the original investment and include the original investment ownership, the Company would hold an interest in Hearing Innovations of approximately 41%.

Summarized financial information of Hearing Innovations as of and for the year ended June 30, 2002 and 2001 are as follows:

     Condensed Statement of Operations Information
     ---------------------------------------------
                                                2002          2001
                                            ------------  ------------
              Sales                         $    70,466   $    28,444
              Gross profit                       22,608        13,845
              Net loss                       (1,136,468)     (609,914)


                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


     Condensed  Balance  Sheet  Information
     --------------------------------------
                                                2002          2001
                                            ------------  ------------
              Current assets                $   268,718   $   298,848
              Non current assets                 71,844        74,121
              Current liabilities               809,136     2,103,838
              Non current liabilities         2,698,763       300,000
              Preferred stock                   295,700       295,700
              Common stockholders' deficit   (3,463,037)   (2,326,569)


FOCUS  SURGERY,  INC.

On May 3, 1999, the Company invested $3,050,000 to obtain an approximately 20% equity interest in Focus Surgery, Inc. ("Focus"), a privately-held technology company and representation of its Board of Directors. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for the breast, liver, and kidney for both benign and cancerous tumors. The Company's portion of the net losses of Focus were recorded since the date of acquisition. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2002 and 2001 is $0.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the "5.1% Focus Debenture"). The 5.1% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 5.1% Focus Debenture's principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2002 and 2001 of $15,300 and $308,991, respectively. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the loan is impaired since the Company does not anticipate the 5.1% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "6% Focus Debenture"). The 6% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion price of $1,200 per share, if the 6% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture's principal amount. The 6% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2002 and 2001 of $18,000 and $303,667, respectively. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the loan is impaired since the Company does not anticipate the 6% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


On July 31, 2001 the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time up until the due date at a purchase price of $1,200 per share. The Focus Debenture also contains warrants, deemed nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus' right, title, and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the Focus Debenture of $300,000 and accrued interest of $16,500. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the loan is impaired since the Company does not anticipate the Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture, and exercise all warrants, the Company would hold an interest in Focus of approximately 27%.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contain warrants, which are deemed nominal in value, to acquire additional shares.  The  loan  is  secured  by  a  lien  on  all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of $60,000 and accrued interest of $900. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

Summarized financial information of Focus as of and for the year ended June 30, 2002 and 2001 are as follows:

Condensed Statement of Operations Information
---------------------------------------------
                                               2002          2001
                                           ------------  ------------
             Sales                         $ 1,380,714   $   716,960
             Gross profit                      822,028       614,324
             Net loss                       (1,218,013)   (1,612,827)


Condensed Balance Sheet Information
-----------------------------------
                                                2002          2001
                                           ------------  ------------
             Current assets                $   717,374   $   543,523
             Non current assets                426,595       487,530
             Current liabilities             1,893,210       700,329
             Non current liabilities         2,291,964     2,020,126
             Preferred stock                 4,038,707     4,038,707
             Common stockholders' deficit   (7,079,912)   (5,728,109)

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


3.  INVENTORIES

Inventories  are  summarized  as  follows:

                                           JUNE 30,
                                       2002        2001
                                    ----------------------

        Raw materials               $3,701,925  $3,617,258
        Work-in-process                824,289     860,834
        Finished goods               2,644,630   3,396,280
                                    ----------------------
                                    $7,170,844  $7,874,372
                                    ======================

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment consist of the following:

                                                JUNE 30,
                                            2002       2001
                                        ----------------------
        Buildings                       $1,593,341  $1,539,958
        Machinery and equipment          2,208,609   1,994,786
        Furniture and fixtures             668,284     598,005
        Automobiles                        657,470     502,746
        Leasehold improvements             216,878     200,973
                                        ----------  ----------
                                         5,344,582   4,836,468
        Less: accumulated depreciation
            and amortization             2,192,673   1,640,720
                                        ----------  ----------
                                        $3,151,909  $3,195,748
                                        ==========  ==========

Included in machinery and equipment and furniture and fixtures at June 30, 2002 and 2001 is approximately $152,000 and $111,000, respectively, of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $48,000 and $36,000, respectively. Also, included in automobiles are approximately $532,000 and $473,000, respectively, under capital leases with accumulated amortization of approximately $135,000 and $130,000, respectively. The Company leased approximately $254,000, $207,000 and $325,000 of automobiles and equipment under capital lease arrangements during the years ended June 30, 2002, 2001 and 2000, respectively.

Depreciation and amortization of property, plant and equipment amounted to $590,397, $546,787 and $450,260 for the years ended June 30, 2002, 2001 and
2000,  respectively.

5.  REVOLVING  CREDIT  FACILITIES

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


Labcaire has an overdraft facility of $840,000 with HSBC Bank plc. until August 29, 2002. The facility bears interest at the bank's base rate (4.00% and 5.25% at June 30, 2002 and 2001, respectively) plus 2% up to $630,000 and the bank's base rate plus 2.5% for amounts over $630,000. This facility is secured by the assets of Labcaire. The terms also stipulate that Labcaire's accounts receivable must be at least 175% of the outstanding balance of the facility at all times, and that Labcaire must show an after tax profit of at least $155,000 for the prior four quarters. At June 30, 2002 and 2001, the balance outstanding under this overdraft facility was $730,092 and $542,532, respectively, and Labcaire was in compliance with all financial covenants.

On July 1, 2002, Labcaire replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,384,000 ( 950,000) and bears interest at the bank's base rate plus 1.75% and a service charge of .15% of sales invoice value. The agreement expires on June 28, 2003 and covers all United Kingdom and European sales.

The Company secured a $5,000,000 revolving credit facility with Fleet Bank on January 18, 2002 to support future working capital needs. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. This facility contains certain financial covenants, including requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than 2 to 1; that the Company maintain a working capital ratio of not less than
1.5 to 1; and that the Company maintain a tangible net worth of $14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On June 30, 2002, the Company had $5,000,000 available on its line of credit. The Company is in compliance with all such covenants.

6.  DEBT

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England, to house its operations. The purchase price was approximately $2,100,000 and was partially financed with a mortgage loan of $1,283,256 from the same bank that provides the overdraft facility. Borrowings under the facility bear interest at the bank's base rate (4.00% and 5.25% at June 30, 2002 and 2001, respectively) plus 2% and are collateralized by a security interest in certain assets of Labcaire. The loan is payable in monthly installments of $12,876 per month, including interest, over a term of fifteen years which began in February 1999. There is a 1% prepayment penalty for early retirement of the loan. As of June 30, 2002 and 2001, $964,387 and $989,671 were outstanding on this loan, respectively.

On July 1 2002, Labcaire transferred its mortgage loan on their facility to Lloyds TSB from HSBC Bank plc. The property loan of 670,000 is repayable over 180 months with interest at base rate (4% at July 1, 2002) plus 1.75% and is collateralized by a security interest in certain assets of Labcaire.

At June 30, 2002, future principal maturities of long-term debt are as follows:

            2003                    $ 57,654
            2004                      62,630
            2005                      65,543
            2006                      68,456
            2007                      71,368
            Thereafter               638,736
                                    --------
                                    $964,387
                                    ========

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


7.    ACCRUED  EXPENSES  AND  OTHER  CURRENT  LIABILITIES

The following summarizes accrued expenses and other current liabilities:

                                                          JUNE 30,

                                                      2002        2001
                                                   ----------  ----------
         Accrued payroll and vacation              $  165,350  $  135,651
         Accrued sales tax                              7,262       1,305
         Accrued commissions and bonuses              216,343     440,603
         Customer deposits and deferred contracts     526,560     557,965
         Accrued professional fees                    229,750      45,889
         Warranty                                      68,000      68,000
         Other                                         91,559      59,279
                                                   ----------  ----------
                                                   $1,304,824  $1,308,692
                                                   ==========  ==========

8.  LEASES

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2006. The principal leases for office space provide for a monthly rental amount of approximately $52,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2007.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2002:

                                               Capital   Operating
                                               Leases      Leases
                                              --------  -----------
2003                                          $219,869   $  613,797
2004                                           112,443      604,915
2005                                            32,080      608,572
2006                                            15,761        4,315
2007                                            15,761            -
                                              --------  -----------
Total minimum lease payments                   395,914   $1,831,599
                                                        ===========
Amounts representing interest                  (57,197)
                                              ---------
Present value of net minimum lease payments
(including current portion of $195,196)       $338,717
                                              =========

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $714,000, $622,000 and $417,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

9.  STOCK  BASED  COMPENSATION  PLANS

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of common stock, $.01 par value ("Common Stock"). Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive stock options. The 1991 Plan provides for the granting of, at the discretion of the Board of Directors, options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") to certain employees and options not intended to so qualify ("Nonqualified Stock Options") to employees, consultants and directors. At June 30, 2002, options to purchase 33,000 shares of Common Stock were outstanding under the 1991 Plan at exercise prices ranging from $2.17 to $7.38 per share with a vesting period ranging from immediate to two years, options to purchase 327,750 shares of Common Stock had been exercised and options to purchase 44,250 shares have been cancelled (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. Both of these Plans and the transactions under which options to acquire 898,500 shares were granted were ratified and approved at the annual meeting of shareholders on February 19, 1997. At June 30, 2002, options to purchase 339,494 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 with a vesting period of immediate to two years under the 1996 Plan and options to acquire 773,500 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $7.10 with a vesting period of immediate to two years under the 1996 Directors Plan. At June 30, 2002, options to purchase 97,195 shares of Common Stock under the 1996 Plan have been exercised and 155,256 shares have been cancelled (of which options to purchase 141,945 shares have been reissued). At June 30, 2002, options to purchase
150,000 shares of Common Stock under the 1996 Directors Plan have been exercised.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 480,825 shares of Common Stock were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2002, options to purchase 40,350 shares of Common Stock under the 1998 Plan have been cancelled (of which options to purchase 28,925 shares have been reissued) and options to purchase 7,750 shares have been exercised.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 307,394 shares of Common Stock were outstanding under the 2001 Plan at an exercise price of $6.07 per share with a vesting period of three years. At June 30, 2002, options to purchase 2,010 shares of Common Stock under the 2001 Plan have been cancelled and no options have been exercised.

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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as the Board shall provide in the terms of each individual option.

Pro forma information regarding net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock
options  under  the  fair  value  method of that Statement.   The fair value for
these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.86% to 6.52%; no dividend yields; volatility factor of the expected market price of the Common Stock of 53%, 84%, and 87% and a weighted-average expected life of the options of five years for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company's pro forma information is as follows:

                                    2002         2001         2000
                                 ------------------------------------
Net Income (loss):  As reported  $ 176,661   $(4,492,290)  $2,520,896
                    Pro forma     (473,480)   (5,891,926)   1,908,019
Basic EPS:          As reported        .03         ( .75)         .42
                    Pro forma         (.08)         (.98)         .32
Diluted EPS:        As reported        .03          (.75)         .39
                    Pro forma         (.08)        ( .98)         .26

As required by SFAS 123, the fair value method of accounting has not been applied to options granted prior to July 1, 1996. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

The following table summarizes information about stock options outstanding at June 30, 2002, 2001 and 2000:

                                             OPTIONS
                                    ---------------------------
                                                WEIGHTED AVG.
                                      SHARES    EXERCISE PRICE
                                    ---------------------------
            June 30, 1999           1,412,050   $          2.70
            Granted                    48,695              6.91
            Exercised                 (40,347)             1.79
            Cancelled                 (66,378)             8.10
                                    ---------------------------
            June 30, 2000           1,354,020              2.62
            Granted                   532,525              7.23
            Exercised                (154,098)              .77
            Cancelled                 (28,343)             6.57
                                    ---------------------------
            June 30, 2001           1,704,104              3.23
            GRANTED                   309,404              6.07
            EXERCISED                 (58,250)             6.69
            CANCELLED                 (21,045)             6.25
                                    ---------------------------
            JUNE 30, 2002           1,934,213              6.64
                                    ===========================

                                                     2002      2001     2000
                                                     ----      ----     ----

Weighted average fair value of options granted      $ 3.02    $ 5.02  $  4.97

The following table summarizes information about stock options outstanding at June 30, 2002:

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001

                  Options Outstanding         Options Exercisable
                  -------------------         -------------------
                    Weighted  Average                    Weighted
                    -----------------                     Average
Range  of                  Contractual                   Exercise
Exercise Price    Number    Life (Yrs)  Price    Number    Price
..73               628,500           5  $  .73    628,500  $  .73
2.17 -  5.31      421,850           6  $ 4.27    421,850  $ 4.27
5.50 -  7.57      858,863           8  $ 6.77    538,969  $ 7.18
12.33 - 18.50      25,000           5  $14.80     25,000  $14.80
                =========  ==========  ======  =========  ======
                1,934,213           7  $ 4.37  1,614,319  $ 4.03
                ---------  ----------  ------  ---------  ------

As of June 30, 2002 and 2001, 1,934,213 and 1,704,104 shares of Common Stock are reserved for issuance under outstanding options and 933,089 and 1,218,626 shares of Common Stock are reserved for the granting of additional options, respectively. All outstanding options expire between March 2003 and October 2011 and vest immediately or over periods of up to three years.

During fiscal years 2002 and 2001, the Company repurchased shares of its Common Stock in the open market. During fiscal years 2002 and 2001, the Company had purchased 7,500 and 23,900 shares at an average price of $5.83 per share for an aggregate amount of $43,737 and $139,231, respectively. At June 30, 2002 and 2001, the Company had purchased a total of 74,300 and 66,800 shares at an average price of $5.41 and $5.36 per share for an aggregate amount of $401,974 and $358,237, respectively.

10.  COMMITMENTS  AND  CONTINGENCIES

LEGAL  PROCEEDINGS

The Company, Medical Device Alliance, Inc. ("MDA") and MDA's wholly-owned subsidiary, LySonix Inc. ("LySonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision  of  the  trial  court  and  granting the motion by Mentor against MDA,
LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were asserted in favor of Mentor for approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of lyposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant is jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, interest and other costs during the third quarter and fourth quarter of fiscal year 2001.
On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor. Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of a combined $5,600,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment. In connection with this litigation settlement, the Company paid $1,000,000 and forgave accounts receivable of $455,500 in exchange for certain assets from MDA/LySonix, which the Company expects to utilize in the future. The net realizable value of those assets was $295,751. In addition, the Company paid $228,960 of other accrued costs during fiscal 2002. The Company will pay the remaining accrued costs of $174,332 in fiscal 2003. Accordingly, the Company recorded a reversal of the litigation settlement during the fourth quarter of fiscal 2002 of $1,912,959.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


In June 2002, the Company entered into a worldwide distribution agreement with Mentor to develop and produce products in the aesthetic and cosmetic surgery market worldwide.

EMPLOYMENT  AGREEMENT

In October 2000, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2002. This agreement provides for an annual base compensation of $275,000 with a guaranteed bonus of $250,000. At the discretion of the Board of Directors, if certain objectives are achieved, Mr. McManus can earn a higher bonus if revenue and earnings targets as stipulated in his agreement are met. For fiscal year 2002, Mr. McManus elected to receive a bonus of $100,000, which is to be paid in December 2002. During fiscal year 2001, Mr. McManus elected to receive a bonus of $150,000, which was paid in December 2001. Mr. McManus elected to receive a reduced bonus for each such year due to the Company's results. Mr. McManus receives additional benefits that are generally provided to other employees of the Company.

11.  BUSINESS  SEGMENTS

Commencing in fiscal year 2001, the Company operates in two business segments which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Autoscope endoscope disinfectant system from Labcaire and the Mystaire scrubber. Medical devices include the Auto Sonix for ultrasonic cutting and coagulatory systems, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor and ultrasonic soft tissue aspirator. The Company evaluates the performance of the segments based upon income (loss) from operations less general and administrative expenses, bad debt expense and litigation settlement (recovery) expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker.
Summarized financial information for each of the segments for the years ended June 30, 2002 and 2001 is as follows:

For the year ended June 30, 2002:

                                                         (a)
                            MEDICAL    INDUSTRIAL    CORPORATE AND
                            DEVICES     PRODUCTS      UNALLOCATED         TOTAL
Net sales                 $11,695,761  $17,894,692  $            -   $   29,590,453
Cost of goods sold          7,233,535   10,698,339               -       17,931,874
                          -----------  -----------                   --------------
Gross profit                4,462,226    7,196,353               -       11,658,579
Selling expenses            1,218,583    3,283,590               -        4,502,173
Research and development    1,554,438      549,263               -        2,103,701
                          -----------  -----------                   --------------
Total operating expenses    2,773,021    3,832,853       4,556,745       11,162,619
                          -----------  -----------  ---------------  --------------
Income from operations    $ 1,689,205  $ 3,363,500  $   (4,556,745)  $      495,960
                          ===========  ===========  ===============  ==============

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001

For the year ended June 30, 2001:
                                                               (a)
                                 MEDICAL    INDUSTRIAL    CORPORATE AND
                                 DEVICES     PRODUCTS      UNALLOCATED        TOTAL
                               ---------------------------------------------------------
Net sales                      $13,022,541  $17,734,978  $            -   $  30,757,519
Cost of goods sold               6,632,524    9,150,216               -      15,782,740
                               -----------  -----------                   --------------
Gross profit                     6,390,017    8,584,762               -      14,974,779
Selling expenses                   842,805    3,227,320               -       4,070,125
Research and development         1,143,391      683,213               -       1,826,604
                               -----------  -----------                   --------------
Total operating expenses         1,986,196    3,910,533      12,687,402      18,584,131
                               -----------  -----------  ---------------  --------------
Income (loss) from operations  $ 4,403,821  $ 4,674,229  $  (12,687,402)  $  (3,609,352)
                               ===========  ===========  ===============  ==============

(a) Amount represents general and administrative and litigation settlement (recovery) expenses.

Approximately $4,060,000 and $7,685,000 of the medical device sales were made to one customer for the years ended June 30, 2002 and 2001, respectively. Accounts receivable from this customer were approximately $969,000 and $2,079,000 at June 30, 2002 and 2001, respectively. There were no significant concentrations of sales or accounts receivable for industrial products for the year ended June 30, 2002 and 2001.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                                    Year ended June 30,
                               2002         2001         2000
                            =====================================

         United States      $19,272,670  $22,868,093  $18,323,363
         Canada and Mexico      243,567      164,526    2,772,413
         United Kingdom       7,526,478    5,646,655    5,383,518
         Europe                 980,633      966,349    1,345,879
         Asia                   890,621      771,805      652,841
         Middle East            146,387      138,898      333,904
         Other                  530,097      201,193      230,954
                            -------------------------------------
                            $29,590,453  $30,757,519  $29,042,872
                            =====================================

12.  INCOME  TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                               2002          2001
                                           --------------------------
       Deferred tax assets:
        Bad debt reserves                  $    51,529   $    34,672
         Inventory valuation                   220,711       231,172
         License fee income                    135,118       144,592
         Investments                         2,363,920     2,030,514
         Non-cash compensation charge        1,393,509     1,393,509
         Litigation settlement                  67,990     2,288,760
         Net operating loss carry forward      219,866             -
         Depreciation                            9,444        12,668
         Other                                  47,797        43,934
                                           --------------------------
       Total deferred tax assets             4,509,884     6,179,821
       Valuation allowance                  (2,363,920)   (2,030,514)
                                           --------------------------
       Net deferred tax asset              $ 2,145,964   $ 4,149,307
                                           ==========================

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


As of June 30, 2002, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.

At June 30, 2002 , the Company had a net operating loss carry forward (NOL), of approximately $2,400,000, available to reduce future state taxable income. This NOL expires in fiscal year 2022.

In connection with the loss on impairment of equity investments, which included the carrying value of the investments and related notes and debentures, the Company recorded a deferred tax asset in the amount of $2,363,920 and $2,030,514 at June 30, 2002 and 2001, respectively. The Company recorded a full valuation allowance against the asset in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes". Based upon the capital nature of the deferred tax asset and the Company's projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2002 and 2001.

During the first quarter of fiscal year 2001, the Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of SFAS No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. Management believes that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and, therefore, the Company reduced the valuation allowance during the first quarter of fiscal year 2001.

Significant components of the income tax expense (benefit) attributable to operations for the years ended June 30 are as follows:

                              2002          2001         2000
                          ---------------------------------------

Current:
  Federal                 $(1,797,906)  $ 1,147,087   $1,527,297
  State                             -       108,550      218,911
  Foreign                     178,744        17,006       25,016
                          ---------------------------------------
Total current              (1,619,162)    1,272,643    1,771,224

Deferred:
  Federal                   1,969,113    (3,221,956)    (128,890)
  State                        34,230      (473,816)     (11,373)
                          ---------------------------------------
Total deferred              2,003,343    (3,695,772)    (140,263)
                          ---------------------------------------
                          $   384,181   $(2,423,129)  $1,630,961
                          =======================================

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) for the periods ended June 30 is as follows:

                                      2002         2001         2000
                                    ------------------------------------
Tax (benefit) at Federal statutory
  rates                             $190,686   $(2,351,242)  $1,411,631
State income taxes, net of
   Federal benefit                    22,592      (241,076)     144,481
Foreign tax rate differential        (61,934)      (31,224)     (54,534)
Valuation allowance                  333,406       349,012            -
Goodwill                                   -       117,259       41,480
Travel and entertainment               3,384         8,036        4,787
Other                               (103,953)     (273,894)      83,116
                                    ------------------------------------
                                    $384,181   $(2,423,129)  $1,630,961
                                    ====================================

13.  LICENSING  AGREEMENTS  FOR  MEDICAL  TECHNOLOGY

In  October  1996,  the  Company  entered  into  a  License  Agreement (the "USS
License") with United States Surgical Corporation ("USS") for a twenty-year period, covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery.

The USS License gives USS exclusive worldwide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Also as part of the USS License, the Company was reimbursed for certain product development expenditures (as defined in the USS License). There was no reimbursement for the years ended June 30, 2002 and 2001. The amount of the reimbursement was $53,563 for the fiscal year ended June 30, 2000.

On March 30, 2000, the Company, MDA and LySonix signed a new ten-year exclusive License Agreement (the "MDA Agreement") for the marketing of the soft tissue aspirator for aesthetic and cosmetic surgery applications. The MDA Agreement calls for LySonix to purchase the soft tissue aspirators and exclusively represent the Company's products for the fragmentation and aspiration of soft tissue. As of July 1, 2001, the MDA Agreement became a non-exclusive agreement. Effective April 2002, the Company and MDA/LySonix mutually agreed to terminate the MDA Agreement.

The Company entered into a worldwide distribution agreement with Mentor to develop and produce products in the aesthetic and cosmetic surgery market worldwide.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001


14.  EMPLOYEE  PROFIT  SHARING  PLAN

The Company sponsors a retirement plan pursuant to Section 401(k) of the Code for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code which was $11,000 for the year ended June 30, 2002. The plan provides for a matching contribution by the Company of 10%-20% of annual eligible compensation contributed by the participants based on years of service, which amounted to $63,777, $54,856 and $30,515 for the years ended June 30, 2002, 2001 and 2000, respectively.