Form 10-Q
period 2002-09-30
MISONIX INC
filed 2002-11-13
CIK 880432

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to ________.

           Commission file number:  1-10986


                                  MISONIX, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                           11-2148932
      --------------------------------        -----------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)


     1938 New Highway, Farmingdale, NY                11735
  ----------------------------------------          ----------
  (Address of principal executive offices)          (Zip Code)

                                 (631) 694-9555
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No
          ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes        No    X
          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                   Outstanding at
                  Class of Common Stock           November 6, 2002
               ----------------------------       ----------------
               Common Stock, $.01 par value          6,644,365

                                   MISONIX, INC.
                                   -------------

                                       INDEX
                                       -----


PART I -  FINANCIAL INFORMATION                                         PAGE
Item 1.  Financial Statements:

         Consolidated Balance Sheets as of
         September 30, 2002 (Unaudited) and June 30, 2002                  3

         Consolidated Statements of Operations
         Three months ended September 30, 2002
         and 2001 (Unaudited)                                              4

         Consolidated Statements of Cash Flows
         Three months ended September 30, 2002
         and 2001 (Unaudited)                                              5

         Notes to Consolidated Financial Statements                      6-8


Item 2.  Management's Discussion and Analysis of Financial Condition    9-13
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       14

Item 4.  Controls and Procedures                                          14

Part II - OTHER INFORMATION                                               15

Item 6.  Exhibits and Reports on Form 8-K                                 15

Signatures                                                                16

Certifications                                                         17-20

PART  I  -  FINANCIAL  INFORMATION
Item  1.  Financial  Statements.

                                                 MISONIX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                          ===========================

                                                                                  SEPTEMBER 30,     June 30,
                                                                                      2002            2002
                                                                                 ---------------  ------------
ASSETS                                                                             (UNAUDITED)      Audited
                                                                                 ---------------  ------------
Current assets:
   Cash and cash equivalents                                                     $      952,294   $ 1,065,465
   Accounts receivable, less allowance for doubtful accounts of $227,328 and
      $223,413, respectively                                                          6,509,931     6,656,932
   Inventories                                                                        8,362,598     7,170,844
   Prepaid income taxes                                                               1,321,592     1,391,978
   Deferred income taxes                                                                413,413       388,027
   Prepaid expenses and other current assets                                            663,192       715,367
                                                                                 ---------------  ------------
Total current assets                                                                 18,223,020    17,388,613

Property, plant and equipment, net                                                    3,402,243     3,151,909
Deferred income taxes                                                                 1,755,559     1,757,937
Goodwill                                                                              4,241,319     4,241,319
Other assets                                                                            305,415       424,674
                                                                                 ---------------  ------------
Total assets                                                                     $   27,927,556   $26,964,452
                                                                                 ===============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                    $      970,392   $   730,092
  Accounts payable                                                                    3,484,707     3,072,234
  Accrued expenses and other current liabilities                                      1,173,962     1,304,824
  Litigation settlement liabilities                                                     170,000       174,332
  Current maturities of long-term debt and capital lease obligations                    288,317       252,850
                                                                                 ---------------  ------------
Total current liabilities                                                             6,087,378     5,534,332

Long-term debt and capital lease obligations                                          1,249,015     1,050,254

Deferred income                                                                         453,363       451,073
Minority interest                                                                       246,683       239,965


Stockholders' equity:
   Common stock, $.01 par value-shares authorized 10,000,000; 6,180,165 issued,
      6,105,865 outstanding                                                              61,802        61,802
   Additional paid-in capital                                                        22,313,991    22,313,991
   Retained deficit                                                                  (1,969,902)   (2,021,059)
   Treasury stock, 74,300 shares                                                       (401,974)     (401,974)
   Accumulated other comprehensive loss                                                (112,800)     (263,932)
                                                                                 ---------------  ------------
Total stockholders' equity                                                           19,891,117    19,688,828
                                                                                 ---------------  ------------

Total liabilities and stockholders' equity                                       $   27,927,556   $26,964,452
                                                                                 ===============  ============

See accompanying Notes to Consolidated Financial Statements.

                                         MISONIX, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                          ===========

                                                                  For the three months ended
                                                                         Septemer 30,
                                                                    2002             2001
                                                               ---------------  --------------
Net sales                                                      $    7,010,322   $   6,822,521

Cost of goods sold                                                  4,053,104       3,637,349
                                                               ---------------  --------------

Gross profit                                                        2,957,218       3,185,172

Operating expenses:
   Selling expenses                                                   935,603       1,029,945
   General and administrative expenses                              1,519,873       1,487,532
   Research and development expenses                                  539,326         459,255
   Litigation (recovery) settlement expenses                         (127,302)              -
                                                               ---------------  --------------
Total operating expenses                                            2,867,500       2,976,732
                                                               ---------------  --------------
Income from operations                                                 89,718         208,440

Other income (expense):
   Interest income                                                     38,714         146,551
   Interest expense                                                   (42,977)        (35,895)
   Option/license fees                                                  6,078             972
   Royalty income                                                     122,645         293,355
   Foreign exchange gain                                                3,283               -
   Loss on impairment of investments                                 (112,632)       (422,083)
                                                               ---------------  --------------
 Total other income (expense)                                          15,111         (17,100)

Income before minority interest and income taxes                      104,829         191,340

Minority interest in net income of consolidated subsidiaries           (6,717)        (12,186)
                                                               ---------------  --------------

Income before income taxes                                             98,112         179,154

Income tax expense                                                     46,955         222,209
                                                               ---------------  --------------

Net income (loss)                                              $       51,157   $     (43,055)
                                                               ===============  ==============

Net income (loss) per share-Basic                              $          .01   $        (.01)
                                                               ===============  ==============

Net income (loss) per share - Diluted                          $          .01   $        (.01)
                                                               ===============  ==============

Weighted average common shares outstanding - Basic                  6,105,865       6,055,176
                                                               ===============  ==============

Weighted average common shares outstanding - Diluted                6,510,746       6,055,176
                                                               ===============  ==============

See accompanying Notes to Consolidated Financial Statements.

                                                     MISONIX, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                      ===========

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            2002             2001
                                                                                       ---------------  --------------
OPERATING ACTIVITIES                                                                   $       51,157   $     (43,055)
Net income (loss)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Bad debt expense                                                                            16,608          22,938
   Litigation recovery expense                                                               (127,302)              -
   Deferred income tax expense (benefit)                                                      (23,008)         72,609
   Depreciation and amortization                                                              153,558         131,113
   Loss on disposal of equipment                                                               53,795               -
   Deferred income                                                                              2,290          52,208
   Foreign currency exchange gain                                                              (3,283)           (972)
   Minority interest in net income of subsidiaries                                              6,717          12,186
   Loss on impairment of investments                                                          112,632         422,083
   Changes in operating assets and liabilities:
      Accounts receivable                                                                     321,909         929,317
      Inventories                                                                            (943,179)       (620,255)
      Prepaid income taxes                                                                     72,384               -
      Prepaid expenses and other current assets                                                (6,224)       (134,104)
      Other assets                                                                            114,500         (25,519)
      Accounts payable and accrued expenses                                                   171,113        (467,337)
      Litigation settlement liabilities                                                        (4,332)       (100,000)
      Income taxes payable                                                                    (37,392)       (299,096)
                                                                                       ---------------  --------------
Net cash used in operating activities                                                         (68,057)        (47,884)
                                                                                       ---------------  --------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                                  (97,830)        (72,582)
Redemption of investments held to maturity                                                          -       2,011,768
Purchase of convertible debentures - Focus Surgery, Inc.                                            -        (300,000)
Loans to Focus Surgery, Inc.                                                                        -         (12,595)
Loans to Hearing Innovations, Inc.                                                            (75,666)       (109,488)
                                                                                       ---------------  --------------
Net cash (used in) provided by investing activities                                          (173,496)      1,517,103
                                                                                       ---------------  --------------

FINANCING ACTIVITIES
Proceeds from (payments of) short-term borrowings, net                                        189,491         271,607
Principal payments on capital lease obligations                                               (65,387)        (89,615)
Proceeds (payments of) of long-term debt                                                       11,824         (12,067)
Proceeds from exercise of stock options                                                             -           4,605
                                                                                       ---------------  --------------
Net cash provided by financing activities                                                     135,928         174,530
                                                                                       ---------------  --------------

Effect of exchange rate changes on assets and liabilities                                      (7,546)          3,316
                                                                                       ---------------  --------------
Net (decrease) increase in cash and cash equivalents                                         (113,171)      1,647,065
Cash and cash equivalents at beginning of year                                              1,065,465       3,774,573
                                                                                       ---------------  --------------
Cash and cash equivalents at end of year                                               $      952,294   $   5,421,638
                                                                                       ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                               $       42,977   $      35,895
                                                                                       ===============  ==============
Income taxes                                                                           $       50,114   $     341,465
                                                                                       ===============  ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease additions                                                                $      198,722   $      49,798
                                                                                       ===============  ==============

See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
           ==========================================================

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

     The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2.   Inventories
     -----------

Inventories are summarized as follows:

                           SEPTEMBER 30, 2002   JUNE 30, 2002
                           -------------------  --------------

          Raw materials    $         4,582,535  $    3,701,925
          Work-in-process            1,170,926         824,289
          Finished goods             2,609,137       2,644,630
                           -------------------  --------------
                           $         8,362,598  $    7,170,844
                           ===================  ==============


 3.   Accrued  Expenses  and  Other  Current  Liabilities
      ---------------------------------------------------

The  following  summarizes  accrued expenses and other current liabilities:


                                            SEPTEMBER 30, 2002   JUNE 30, 2002
                                            -------------------  --------------

          Accrued payroll and vacation      $           148,401  $      165,350
          Accrued sales tax                               4,965           7,262
          Accrued commissions and bonuses               211,330         216,343
          Customer deposits and deferred
            contracts                                   603,536         526,560
          Accrued professional fees                     122,256         229,750
          Warranty                                       68,000          68,000
          Other                                          15,474          91,559
                                            -------------------  --------------
                                                    $ 1,173,962  $    1,304,824
                                            ===================  ==============

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

4.   Loans  to  Affiliates
     ---------------------

     Hearing  Innovations,  Inc.
     ---------------------------
     During fiscal 2003, the Company entered into two loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") is required to pay the Company an aggregate amount of $75,666 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 75,666 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $75,666 and accrued interest for the above loans. The related expense has been included in loss on impairment of investments in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

5.   Business  Segments
     ------------------

     The Company operates in two business segments which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Autoscope and Guardian endoscope disinfectant system from Labcaire and the Mystaire wet scrubber. Medical devices include the Auto Sonix for ultrasonic cutting and coagulatory system, refurbishing of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor and the ultrasonic neuro aspirator, used for neurosurgery, and soft tissue aspirator, primarily for the cosmetic surgery market. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses and litigation (recovery) settlement expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses and litigation (recovery) settlement expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments are as follows:

     For  the  three  months  ended  September  30,  2002:

                                                          (a)
                            MEDICAL    INDUSTRIAL    CORPORATE AND
                            DEVICES     PRODUCTS      UNALLOCATED      TOTAL
                          ----------  -----------  ---------------  ----------
Net sales                 $3,168,672  $ 3,841,650  $            -   $7,010,322
Cost of goods sold         1,843,770    2,209,334               -    4,053,104
                          ----------  -----------                   ----------
Gross profit               1,324,902    1,632,316               -    2,957,218
Selling expenses             267,625      667,978               -      935,603
Research and development
  expenses                   383,021      156,305               -      539,326
                          ----------  -----------                   ----------
Total operating expenses     650,646      824,283       1,392,571    2,867,500
                          ----------  -----------  ---------------  ----------
Income from operations    $  674,256  $   808,033  $   (1,392,571)  $   89,718
                          ==========  ===========  ===============  ==========

(a) Amount represents general and administrative and litigation (recovery) settlement expenses.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

For  the  three  months  ended  September  30,  2001:

                                                          (a)
                           MEDICAL    INDUSTRIAL    CORPORATE AND
                           DEVICES     PRODUCTS      UNALLOCATED      TOTAL
                          ----------  -----------  ---------------  ----------
Net sales                 $2,742,138  $ 4,080,383  $            -   $6,822,521
Cost of goods sold         1,407,029    2,230,320               -    3,637,349
                          ----------  -----------                   ----------
Gross profit               1,335,109    1,850,063               -    3,185,172
Selling expenses             251,919      778,026               -    1,029,945
Research and development
  expenses                   321,573      137,682               -      459,255
                          -----------  -----------                   ---------
Total operating expenses     573,492      915,708       1,487,532    2,976,732
                          ----------  -----------  ---------------  ----------
Income from operations    $  761,617  $   934,355  $   (1,487,532)  $  208,440
                          ==========  ===========  ===============  ==========

(a)  Amount  represents  general  and  administrative  expenses.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended September 30:

                                      2002        2001
                                   ----------  -----------
                                       (IN THOUSANDS)

                United States      $4,481,000  $ 5,073,000
                Canada and Mexico     106,000       37,000
                United Kingdom      1,715,000    1,252,000
                Europe                472,000      214,000
                Asia                  154,000      171,000
                Middle East            13,000       31,000
                Other                  69,000       45,000
                                   ----------  -----------
                                   $7,010,000  $ 6,823,000
                                   ==========  ===========

6.   Revolving  Credit  Facilities
     -----------------------------

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

     The Company was not in compliance with, and has received a waiver of, certain covenants under its revolving line of credit facility with Fleet Bank (as discussed in the Company's Annual Report on Form 10-K for the ended June 30, 2002) for the period ending September 30, 2002. The Company has not borrowed against this revolving credit facility.

7.   Subsequent  Events
     ------------------

     Labcaire  Systems  Ltd.
     -----------------------
     In October 2002, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002), the Company paid $232,394 for 9,286 shares (2.70%) of the outstanding common stock of Labcaire bringing the acquired interest to 100%. This represents the fiscal 2003 buy-back and last portion, as defined in the Labcaire Agreement.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three  Months  Ended  September  30,  2002  and  2001.

NET  SALES:  Net  sales of the Company's medical devices and industrial products
-----------
increased $187,801 to $7,010,322 for the three months ended September 30, 2002 from $6,822,521 for the three months ended September 30, 2001. This difference in net sales is due to an increase in medical devices of $426,534 offset by lower industrial products sales of $238,733. The increase in medical devices is due to an increase in sales of diagnostic medical devices of $384,177 and an increase of $42,357 in therapeutic medical devices, both due to customer demand. The decrease in industrial products is due to decreased wet scrubber sales of $746,033 primarily offset by an increase in Labcaire sales of $323,071, an increase of ultrasonic sales of $100,073 and an increase in ductless fume enclosure sales of $84,156. Wet scrubber sales continue to be adversely affected by the downturn of the semi-conductor market. The increase in Labcaire sales is due to the new Guardian product introduced in December 2001.

GROSS  PROFIT:  Gross  profit  decreased  to  42.2%  for  the three months ended
--------------
September 30, 2002 from 46.7% for the three months ended September 30, 2001. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries for industrial products, primarily ductless fume enclosures and medical devices. The medical devices decrease in gross profit is due to the unfavorable mix between sales of units and accessories.

SELLING  EXPENSES:  Selling expenses decreased $94,342 to $935,603 for the three
------------------
months ended September 30, 2002 from $1,029,945 for the three months ended September 30, 2001. Medical device selling expenses increased $15,706 predominantly due to additional sales and marketing efforts for diagnostic medical devices. Industrial selling expenses decreased $110,048 predominantly due to a decrease in ultrasonic commissions and wet scrubber commissions and marketing expenses.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $32,341 from $1,487,532 in the three months ended September 30, 2001 to $1,519,873 in the three months ended September 30, 2002. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs for a Labcaire executive partially offset by lower travel and stockholder relations expenses.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses increased
------------------------------------
$80,071 from $459,255 for the three months ended September 30, 2001 to $539,326 for the three months ended September 30, 2002. The increase is predominantly due to increased research and development on medical device products in the amount of $61,448. In September 2002, the Company funded $50,000 to Focus Surgery, Inc. ("Focus Surgery") to start research and development for the treatment of kidney tumors utilizing high intensity focused ultrasound technology.

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES. The Company recorded a reversal of
---------------------------------------------
the litigation settlement during the first quarter of fiscal 2003 of $127,302, which represents the sale of Lysonix 2000 units by Mentor Corporation under our manufacturing and distribution agreement, that was previously reserved for. Accordingly, the Company recorded a reversal of the litigation settlement of $127,302. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

OTHER INCOME (EXPENSE): Other income during the three months ended September 30,
-----------------------
2002 was $15,111. During the three months ended September 30, 2001, other expense was $17,100. The increase of $32,211 was principally due to a decrease in loss on impairment of investments of $309,451, offset by lower interest income of $107,837 and reduced royalty income of $170,710.

INCOME  TAXES:  The  effective  tax  rate  is  47.9%  for the three months ended
--------------
September 30, 2002 as compared to an effective tax rate of 124% for the three months ended September 30, 2001. The current effective tax rate is a mixture of the Labcaire tax expense offset by domestic entities benefits which also incorporate the valuation allowance recorded. The Company recorded a valuation allowance in the amount of $43,926 for the three months ended September 30, 2002 against the deferred tax asset relating to the loss on the loans and debentures issued by Hearing Innovations because the Company does not anticipate capital gains to offset the capital losses. The valuation allowance was recorded in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes".

CRITICAL  ACCOUNTING  POLICIES:

General:  Financial  Reporting  Release  No.  60,  which  was  released  by  the
--------
Securities and Exchange Commission ("SEC"), in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002 includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

Allowance for Doubtful Accounts:  The Company's policy is to review its
--------------------------------
customers' financial condition prior to extending credit and, generally, collateral is not required. The Company utilizes letters of credit on foreign or export sales where appropriate.

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

Property,  Plant  and  Equipment:  Property, plant and equipment are recorded at
---------------------------------
cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 5 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company's policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to make adjustments if necessary.

Goodwill:  In  July  2001,  the  Financial  Accounting  Standards  Board  issued
---------
Statement of Financial Accounting Standards ("SFAS") Nos. 141 ("SFAS 141") and 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2002 in the fourth quarter. There were no indicators that goodwill recorded was impaired.

Income  Taxes:  Income  taxes are accounted for in accordance with SFAS No. 109,
--------------
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

LIQUIDITY  AND  CAPITAL  RESOURCES:

Working  capital  at  September  30,  2002 and June 30, 2002 was $12,135,642 and
$11,854,281, respectively. In the quarter ended September 30, 2002, cash utilized in operations totaled $68,057. This was primarily due to the cash paid for inventory purchased for unshipped orders. In the quarter ended September 30, 2002, cash used in investing activities was $173,496, which primarily consisted of loans made to Hearing Innovations, Inc. ("Hearing Innovations") and the purchase of property, plant and equipment during the regular course of business. In the quarter ended September 30, 2002, cash provided by financing activities was $135,928 with primarily consisted of proceeds from short-term borrowings offset by principal payments on capital lease obligations.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

Hearing  Innovations,  Inc.
---------------------------
During fiscal 2003, the Company entered into two loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $75,666 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 75,666 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $75,666 and accrued interest of $738 for the above loans. The related expense has been included in loss on impairment of investments in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

Revolving  Credit  Facilities
-----------------------------
On July 1, 2002, Labcaire replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,384,000 ( 950,000) and bears interest at the bank's base rate plus 1.75% and a service charge of .15% of sales invoice value. The agreement expires on June 28, 2003 and covers all United Kingdom and European sales.

The Company was not in compliance with, and has received a waiver of, certain covenants under its revolving line of credit facility with Fleet Bank (as discussed in the Company's Annual Report on Form 10-K for the ended June 30,
2002) for the period ending September 30, 2002. The Company has not borrowed against this revolving credit facility.

Labcaire
--------
In October 2002, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002), the Company paid $232,394 for 9,286 shares (2.70%) of the outstanding common stock of Labcaire bringing the acquired interest to 100%. This represents the fiscal 2003 buy-back and last portion, as defined in the Labcaire Agreement.

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

The Company is required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001. In the first quarter of fiscal 2003, the Company adopted SFAS 144 for long-lived assets held for use and the adoption of SFAS 144 did not have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS
121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint venture and investment in related entities, future economic, competitive and market conditions, and the outcome of legal proceedings as well as management business decisions.

                                  MISONIX, INC.
                      QUANTATIVE AND QUALITATIVE DISCLOSURE
                   ABOUT MARKET RISK AND CONROLS AND PROCEDURS
                   ===========================================

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

Foreign  Exchange  Rates:
Approximately 31% of the Company's revenues in the first quarter of fiscal 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.55 and 1.46 for the three months ended September 30, 2002 and 2001, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------

Disclosure controls and procedures are designed to ensure the reliability of financial statements and other disclosures included in this report. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

(b) Changes in Internal Controls
    ----------------------------

There has been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

                                  MISONIX, INC.

PART II -     OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.

(a)  Exhibit  99.1 - Certification of Periodic Report by Chief Executive Officer
     Exhibit  99.2 - Certification of Periodic Report by Chief Financial Officer

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 13, 2002

                                   MISONIX, INC.
                                   --------------------------------------------
                                   (Registrant)

                                   By:  /s/ Michael McManus, Jr.
                                        ---------------------------------------
                                        Michael McManus, Jr.
                                        President, Chief Executive Officer


                                   By:  /s/  Richard  Zaremba
                                        ---------------------------------------
                                        Richard  Zaremba
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary

                                 CERTIFICATIONS

I, Michael McManus, Jr., certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q of MISONIX, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                               /s/ Michael McManus, Jr.
                               -----------------------------
                               Michael McManus, Jr.
                               President, Chief Executive Officer

                                 CERTIFICATIONS

I, Richard Zaremba, certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q of MISONIX, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                               /s/ Richard Zaremba
                               -----------------------------
                               Richard Zaremba
                               Vice President, Chief Financial Officer,
                               Treasurer and Secretary