Form 10-Q
period 2002-12-31
MISONIX INC
filed 2003-02-12
CIK 880432

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________.

              Commission file number: 1-10986


                                  MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                               11-2148932
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1938 New Highway, Farmingdale, NY                                  11735
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

                                 (631) 694-9555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                    Outstanding at
             Class of Common Stock                 February 1, 2003
         ----------------------------              ----------------
         Common Stock, $.01 par value                  6,644,365

                                  MISONIX, INC.
                                  -------------

                                      INDEX
                                      -----

PART  I - FINANCIAL INFORMATION                                             PAGE

Item  1.  Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 2002 (Unaudited) and June 30, 2002                      3

          Consolidated Statements of Operations
          Six months ended December 31, 2002
          and 2001 (Unaudited)                                                 4

          Consolidated Statements of Operations
          Three months ended December 31, 2002
          and 2001 (Unaudited)                                                 5

          Consolidated Statements of Cash Flows
          Six months ended December 31, 2002
          and 2001 (Unaudited)                                                 6

          Notes to Consolidated Financial Statements                        7-11


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.   Controls and Procedures                                             19

Part II - OTHER INFORMATION                                                   20

Item 6.   Exhibits and Reports on Form 8-K                                    20

Signatures                                                                    21

Certifications                                                             22-25

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                            MISONIX, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                    ===========================


                                                                                  DECEMBER 31,    DECEMBER 31,
                                                                                      2002            2002
                                                                                 ------------------------------
ASSETS                                                                            (UNAUDITED)       Audited
                                                                                 ------------------------------
Current assets:
  Cash and cash equivalents                                                      $   1,330,933   $   1,065,465
  Accounts receivable, less allowance for doubtful accounts of $231,544 and
    $223,413, respectively                                                           6,917,694       6,656,932
  Inventories                                                                        8,817,528       7,170,844
  Prepaid income taxes                                                               1,903,168       1,391,978
  Deferred income taxes                                                                412,174         388,027
  Prepaid expenses and other current assets                                            614,472         715,367
                                                                                 ------------------------------
Total current assets                                                                19,995,969      17,388,613

Property, plant and equipment, net                                                   3,511,668       3,151,909
Deferred income taxes                                                                  577,104       1,757,937
Goodwill                                                                             4,473,713       4,241,319
Other assets                                                                           302,406         424,674
                                                                                 ------------------------------
Total assets                                                                     $  28,860,860   $  26,964,452
                                                                                 ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                    $   1,195,076   $     730,092
  Accounts payable                                                                   3,580,796       3,072,234
  Accrued expenses and other current liabilities                                     1,215,905       1,304,824
  Litigation settlement liabilities                                                    170,000         174,332
  Current maturities of long-term debt and capital lease obligations                   288,688         252,850
                                                                                 ------------------------------
Total current liabilities                                                            6,450,465       5,534,332

Long-term debt and capital lease obligations                                         1,252,373       1,050,254

Deferred income                                                                        490,377         451,073
Minority interest                                                                      206,130         239,965

Stockholders' equity:
  Common stock, $.01 par value-shares authorized 10,000,000; 6,718,665 issued,
    6,644,365 outstanding                                                               67,186          61,802
  Additional paid-in capital                                                        22,701,711      22,313,991
  Retained deficit                                                                  (1,856,861)     (2,021,059)
  Treasury stock, 74,300 shares                                                       (401,974)       (401,974)
  Accumulated other comprehensive loss                                                 (48,547)       (263,932)
                                                                                 ------------------------------
Total stockholders' equity                                                          20,461,515      19,688,828
                                                                                 ------------------------------

Total liabilities and stockholders' equity                                       $  28,860,860   $  26,964,452
                                                                                 ==============================

See accompanying Notes to Consolidated Financial Statements.

                                         MISONIX, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                          ===========


                                                                  FOR THE SIX MONTHS ENDED
                                                                        DECEMBER 31,
                                                                   2002             2001
                                                              ---------------  ---------------
Net sales                                                     $   15,184,835   $   14,326,058

Cost of goods sold                                                 8,822,459        7,815,551
                                                              --------------------------------

Gross profit                                                       6,362,376        6,510,507

Operating expenses:
  Selling expenses                                                 2,032,563        2,057,488
  General and administrative expenses                              3,152,131        3,005,710
  Research and development expenses                                1,015,888          964,197
  Litigation (recovery) settlement expenses                         (152,628)               -
                                                              --------------------------------
Total operating expenses                                           6,047,954        6,027,395
                                                              --------------------------------
Income from operations                                               314,422          483,112

Other income (expense):
  Interest income                                                     41,398          244,923
  Interest expense                                                   (87,480)         (71,860)
  Option/license fees                                                 12,156           12,156
  Royalty income                                                     248,645          441,137
  Foreign exchange gain                                                2,245             (259)
  Loss on impairment of investments                                 (196,632)        (541,342)
                                                              --------------------------------
Total other income                                                    20,332           84,755

Income before minority interest and income taxes                     334,754          567,867

Minority interest in net income of consolidated subsidiaries          33,836           30,730
                                                              --------------------------------

Income before income taxes                                           368,590          598,597

Income tax expense                                                   204,392          381,032
                                                              --------------------------------

Net income                                                    $      164,198   $      217,565
                                                              ================================
Net income per share-Basic                                    $          .03   $          .04
                                                              ================================
Net income per share - Diluted                                $          .03   $          .03
                                                              ================================
Weighted average common shares outstanding - Basic                 6,308,526        6,053,965
                                                              ================================
Weighted average common shares outstanding - Diluted               6,554,421        6,530,789
                                                              ================================

See accompanying Notes to Consolidated Financial Statements.

                                         MISONIX, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                          ===========


                                                                FOR THE THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                   2002             2001
                                                              ---------------  ---------------
Net sales                                                     $    8,174,513   $    7,503,537

Cost of goods sold                                                 4,769,355        4,178,202
                                                              --------------------------------
Gross profit                                                       3,405,158        3,325,335

Operating expenses:
  Selling expenses                                                 1,096,960        1,027,543
  General and administrative expenses                              1,632,258        1,518,178
  Research and development expenses                                  476,562          504,942
  Litigation (recovery) settlement expenses                          (25,326)               -
                                                              --------------------------------
Total operating expenses                                           3,180,454        3,050,663
                                                              --------------------------------
Income from operations                                               224,704          274,672

Other income (expense):
  Interest income                                                      2,684           98,372
  Interest expense                                                   (44,503)         (35,965)
  Option/license fees                                                  6,078           12,156
  Royalty income                                                     126,000          147,782
  Foreign exchange gain                                               (1,038)          (1,231)
  Loss on impairment of investments                                  (84,000)        (119,259)
                                                              --------------------------------
  Total other income                                                   5,221          101,855

Income before minority interest and income taxes                     229,925          376,527


Minority interest in net income of consolidated
subsidiaries                                                          40,553           42,916
                                                              --------------------------------

Income before income taxes                                           270,478          419,443

Income tax expense                                                   157,437          158,823
                                                              --------------------------------

Net income                                                    $      113,041   $      260,620
                                                              ================================
Net income per share-Basic                                    $          .02   $          .04
                                                              ================================
Net income per share - Diluted                                $          .02   $          .04
                                                              ================================
Weighted average common shares outstanding - Basic                 6,511,188        6,052,755
                                                              ================================
Weighted average common shares outstanding - Diluted               6,598,096        6,585,953
                                                              ================================

See accompanying Notes to Consolidated Financial Statements.

                                               MISONIX, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                ===========


                                                                                 FOR THE SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                   2002           2001
                                                                               ----------------------------
OPERATING ACTIVITIES
Net income                                                                     $    164,198   $    217,565
Adjustments to reconcile net income to net cash used in operating activities:
     Bad debt expense                                                                29,530         45,873
     Litigation recovery                                                           (152,628)             -
     Deferred income tax expense                                                    (19,398)        72,609
     Depreciation and amortization                                                  327,684        290,948
     Loss on disposal of equipment                                                   66,873              -
     Deferred income                                                                 39,304        (26,454)
     Foreign currency exchange gain                                                  (2,245)           259
     Minority interest in net income of subsidiaries                                (33,836)       (30,730)
     Loss on impairment of investments                                              196,632        541,342
     Changes in operating assets and liabilities:
        Accounts receivable                                                          (1,483)       944,461
        Inventories                                                              (1,269,619)      (324,020)
        Prepaid income taxes                                                        657,914              -
        Prepaid expenses and other current assets                                    (7,662)       (71,980)
        Other assets                                                                160,842        (98,286)
        Accounts payable and accrued expenses                                       192,804       (954,259)
        Litigation settlement liabilities                                            (4,332)      (100,000)
        Income taxes payable                                                        (36,292)      (126,706)
                                                                               ----------------------------
Net cash provided by operating activities                                           308,286        380,622
                                                                               ----------------------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                       (267,025)      (109,080)
Purchase of Labcaire stock                                                         (232,394)       (99,531)
Redemption of investments held to maturity                                                -      2,015,468
Purchase of convertible debentures - Focus Surgery, Inc.                                  -       (300,000)
Loans to Focus Surgery, Inc.                                                              -        (36,858)
Loans to Hearing Innovations, Inc.                                                 (159,666)      (204,484)
                                                                               ----------------------------
Net cash (used in) provided by investing activities                                (659,085)     1,265,515
                                                                               ----------------------------

FINANCING ACTIVITIES
Proceeds from (payments of) short-term borrowings, net                              360,815        292,379
Principal payments on capital lease obligations                                    (134,008)      (128,798)
Proceeds from (payments of) of long-term debt                                           655        (43,737)
Proceeds from exercise of stock options                                             393,104         89,812
Purchase of treasury stock                                                                -        (27,593)
                                                                               ----------------------------
Net cash provided by financing activities                                           620,566        182,063
                                                                               ----------------------------

Effect of exchange rate changes on assets and liabilities                            (4,299)        46,918
                                                                               ----------------------------
Net increase in cash and cash equivalents                                           265,468      1,875,118
Cash and cash equivalents at beginning of year                                    1,065,465      3,774,573
                                                                               ----------------------------
Cash and cash equivalents at end of year                                       $  1,330,933   $  5,649,691
                                                                               ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                                       $     87,480   $     71,860
                                                                               ============================
Income taxes                                                                   $   (531,213)  $    366,965
                                                                               ============================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease additions                                                        $    237,785   $     67,668
                                                                               ============================

See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
           ==========================================================


1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

2.   Acquisition

     Labcaire Systems Ltd.
     ---------------------
     In October 2002, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002), the Company paid $232,394 for 9,286 shares (2.70%) of the outstanding common stock of Labcaire bringing the acquired interest to 100%. This represents the fiscal 2003 buy-back, as defined in the Labcaire Agreement.

3.   Inventories
     -----------

     Inventories are summarized as follows:

                         DECEMBER 31, 2002   June 30, 2002
                         ------------------  --------------
        Raw materials    $        4,442,882  $    3,701,925
        Work-in-process           1,478,587         824,289
        Finished goods            2,896,059       2,644,630
                         ----------------------------------
                         $        8,817,528  $    7,170,844
                         ==================================

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


4.   Accrued Expenses and Other Current Liabilities
     ----------------------------------------------

     The following summarizes accrued expenses and other current liabilities:


                                              DECEMBER 31, 2002   June 30, 2002
                                              ------------------  --------------
    Accrued payroll and vacation              $          153,819  $      165,350
    Accrued sales tax                                     21,228           7,262
    Accrued commissions and bonuses                       18,737         216,343
    Customer deposits and deferred contracts             750,646         526,560
    Accrued professional fees                            138,622         229,750
    Warranty                                              69,868          68,000
    Other                                                 62,985          91,559
                                              ------------------  --------------
                                              $        1,215,905  $    1,304,824
                                              ==================  ==============


5.   Loans  to  Affiliates
     ---------------------

     Hearing Innovations, Inc.
     -------------------------
     During fiscal 2003, the Company entered into seven loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") is required to pay the Company an aggregate amount of $159,666 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 159,666 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.10 to $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $159,666 for the above loans. The related expense has been included in loss on impairment of investments in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


6.   Business  Segments
     ------------------

     The Company operates in two business segments which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Autoscope and Guardian endoscope disinfectant systems from Labcaire and the Mystaire wet scrubber. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator, used for neurosurgery, and soft tissue aspirator, used primarily for the cosmetic surgery market. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses and litigation (recovery) settlement expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses and litigation (recovery) settlement expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments are as follows:

For the six months ended December 31, 2002:

                                                              (a)
                                MEDICAL    INDUSTRIAL    CORPORATE AND
                                DEVICES     PRODUCTS      UNALLOCATED       TOTAL
                               -----------------------------------------------------
     Net sales                 $7,211,580  $ 7,973,255  $            -   $15,184,835
     Cost of goods sold         4,082,186    4,740,273               -     8,822,459
                               ----------  -----------                   -----------
     Gross profit               3,129,394    3,232,982               -     6,362,376
     Selling expenses             643,680    1,388,883               -     2,032,563
     Research and development
       expenses                   690,853      325,035               -     1,015,888
                               ----------  -----------                   -----------
     Total operating expenses   1,334,533    1,713,918       2,999,503     6,047,954
                               ----------  -----------  ---------------  -----------
     Income from operations    $1,794,861  $ 1,519,064  $   (2,999,503)  $   314,422
                               ==========  ===========  ===============  ===========

     (a) Amount represents general and administrative and litigation (recovery) settlement expenses.

For the three months ended December 31, 2002:

                                                              (a)
                                MEDICAL    INDUSTRIAL    CORPORATE AND
                                DEVICES     PRODUCTS      UNALLOCATED      TOTAL
                               ----------------------------------------------------
     Net sales                 $4,042,908  $ 4,131,605  $            -   $8,174,513
     Cost of goods sold         2,238,416    2,530,939               -    4,769,355
                               ----------  -----------                   ----------
     Gross profit               1,804,492    1,600,666               -    3,405,158
     Selling expenses             376,055      720,905               -    1,096,960
     Research and development
       expenses                   307,832      168,730               -      476,562
                               ----------  -----------                   ----------
     Total operating expenses     683,887      889,635       1,606,932    3,180,454
                               ----------  -----------  ---------------  ----------
     Income from operations    $1,120,605  $   711,031  $   (1,606,932)  $  224,704
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

For the six months ended December 31, 2001:

                                                              (a)
                                MEDICAL    INDUSTRIAL    CORPORATE AND
                                DEVICES     PRODUCTS      UNALLOCATED       TOTAL
                               -----------------------------------------------------
     Net sales                 $5,804,101  $ 8,521,957  $            -   $14,326,058
     Cost of goods sold         3,152,693    4,662,858               -     7,815,551
                               ----------  -----------                   -----------
     Gross profit               2,651,408    3,859,099               -     6,510,507
     Selling expenses             462,045    1,595,443               -     2,057,488
     Research and development
       expenses                   678,589      285,608               -       964,197
                               ----------  -----------                   -----------
     Total operating expenses   1,140,634    1,881,051       3,005,710     6,027,395
                               ----------  -----------  ---------------  -----------
     Income from operations    $1,510,774  $ 1,978,048  $   (3,005,710)  $   483,112
                               ==========  ===========  ===============  ===========

     (a)  Amount  represents  general  and  administrative  expenses.

For the three months ended December 31, 2001:

                                                                  (a)
                                    MEDICAL    INDUSTRIAL    CORPORATE AND
                                    DEVICES     PRODUCTS      UNALLOCATED      TOTAL
                                   ----------------------------------------------------
Net sales                          $3,061,963  $ 4,441,574  $            -   $7,503,537
Cost of goods sold                  1,745,664    2,432,538               -    4,178,202
                                   ----------  -----------                   ----------
Gross profit                        1,316,299    2,009,036               -    3,325,335
Selling expenses                      210,126      817,417               -    1,027,543

Research and development expenses     357,016      147,926               -      504,942
                                   ----------  -----------                   ----------
Total operating expenses              567,142      965,343       1,518,178    3,050,663
                                   ----------  -----------  ---------------  ----------
Income from operations             $  749,157  $ 1,043,693  $   (1,518,178)  $  274,672
                                   ==========  ===========  ===============  ==========

     (a)  Amount represents general and administrative expenses.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the six months ended December 31:

                                      2002         2001
                                   -----------  -----------
                                        (IN THOUSANDS)
                United States      $10,066,000  $10,530,000
                Canada and Mexico      169,000      116,000
                United Kingdom       3,645,000    2,611,000
                Europe                 677,000      420,000
                Asia                   495,000      484,000
                Middle East             43,000      109,000
                Other                   90,000       56,000
                                   ------------------------
                                   $15,185,000  $14,326,000
                                   ========================

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


7.   Revolving  Credit  Facilities
     -----------------------------

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

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Six Months Ended December 31, 2002 and 2001.

NET  SALES:  Net  sales of the Company's medical devices and industrial products
-----------
increased $858,777 to $15,184,835 for the six months ended December 31, 2002 from $14,326,058 for the six months ended December 31, 2001. This difference in net sales is due to an increase in sales of medical devices of $1,407,479 offset by lower industrial products sales of $548,702. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $945,715 and an increase of $461,764 in sales of therapeutic medical devices, both due to increased customer demand. The decrease in industrial products is due to decreased wet scrubber sales of $999,413, a decrease in ultrasonic sales of $93,963 and a decrease in ductless fume enclosure sales of $387,411 primarily offset by an increase in Labcaire sales of $932,085. Wet scrubber sales continue to be adversely affected by the downturn of the semi-conductor market. The decrease in fume enclosure and ultrasonic sales is due to customer demand and current economic conditions for such products. The increase in Labcaire sales is primarily due to the product demand of the new Guardian product introduced in December 2001, which is currently compliant with the new United Kingdom standards for such products.

GROSS  PROFIT: Gross profit decreased to 41.9% for the six months ended December
--------------
31, 2002 from 45.4% for the six months ended December 31, 2001. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries for industrial products, primarily ductless fume enclosures and ultrasonic products and the reduced revenue volume for industrial products.

SELLING  EXPENSES:  Selling expenses decreased $24,925 to $2,032,563 for the six
------------------
months ended December 31, 2002 from $2,057,488 for the six months ended December 31, 2001. Medical device selling expenses increased $181,635 predominantly due to additional sales and marketing efforts for diagnostic medical devices. Industrial selling expenses decreased $206,560 predominantly due to a decrease in fume enclosure, ultrasonic and wet scrubber commissions and wet scrubber marketing expenses.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $146,421 from $3,005,710 in the six months ended December 31, 2001 to $3,152,131 in the six months ended December 31, 2002. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs for Labcaire personnel partially offset by lower travel and stockholder relations expenses of approximately $36,000 and $10,000, respectively.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses increased
------------------------------------
$51,691 from $964,197 for the six months ended December 31, 2001 to $1,015,888 for the six months ended December 31, 2002. During the first and second quarter of fiscal 2003, the Company funded $100,000 to Focus Surgery, Inc. ("Focus Surgery") to start research and development for the treatment of kidney tumors utilizing high intensity focused ultrasound technology. During the second quarter of fiscal 2003, the Company was reimbursed from two customers certain product development expenditures incurred, in the amount of approximately $164,000.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================


LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement during the first and second quarters of fiscal 2003 of $152,628, which represents the sale of Lysonix 2000 units by Mentor Corporation under our manufacturing and distribution agreement, that was previously reserved for. Accordingly, the Company recorded a reversal of the litigation settlement of $152,628. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

OTHER  INCOME  (EXPENSE):  Other income during the six months ended December 31,
-------------------------
2002 was $20,332. During the six months ended December 31, 2001, other income was $84,755. The decrease of $64,423 was principally due to a decrease in loss on impairment of investments of $344,710, offset by lower interest income of $203,525 and reduced royalty income of $192,492.

INCOME  TAXES: The effective tax rate is 55.5% for the six months ended December
--------------
31, 2002 as compared to an effective tax rate of 63.7% for the six months ended December 31, 2001. The current effective tax rate is a mixture of the Labcaire tax expense offset by domestic entities benefits, which is offset in part by a valuation allowance. The Company recorded a valuation allowance in the amount of $75,516 and $211,380 for the six months ended December 31, 2002 and 2001, respectively, against the deferred tax asset relating to the loss on the loans and debentures issued by Hearing Innovations because the Company does not anticipate capital gains to offset the capital losses. The valuation allowance was recorded in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes".

Three Months Ended December 31, 2002 and 2001.

NET  SALES:  Net  sales of the Company's medical devices and industrial products
-----------
increased $670,976 to $8,174,513 for the three months ended December 31, 2002 from $7,503,537 for the three months ended December 31, 2001. This difference in net sales is due to an increase in sales of medical devices of $980,945 offset by lower industrial products sales of $309,969. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $561,537 and an increase of $419,408 in sales of therapeutic medical devices, both due to increased customer demand. The decrease in industrial products is due to decreased wet scrubber sales of $253,379, a decrease in ductless fume enclosure sales of $471,567 and a decrease in ultrasonic sales of $194,037 primarily offset by an increase in Labcaire sales of $609,014. Wet scrubber sales continue to be adversely affected by the downturn of the semi-conductor market. The decrease in fume enclosure and ultrasonic sales is due to customer demand and current economic conditions for such products. The increase in Labcaire sales is primarily due to the product demand of the new Guardian product introduced in December 2001, which is currently compliant with the new United Kingdom standards for such products.

GROSS  PROFIT:  Gross  profit  decreased  to  41.7%  for  the three months ended
--------------
December 31, 2002 from 44.3% for the three months ended December 31, 2001. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries for industrial products, primarily ultrasonic products and the reduced revenue volume for industrial products. The decrease is offset by an increase in gross profit of diagnostic medical devices.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================


SELLING EXPENSES: Selling expenses increased $69,417 to $1,096,960 for the three
-----------------
months ended December 31, 2002 from $1,027,543 for the three months ended December 31, 2001. Medical device selling expenses increased $165,929 predominantly due to additional sales and marketing efforts for diagnostic medical devices. Industrial selling expenses decreased $96,512 predominantly due to a decrease in fume enclosure, ultrasonic and wet scrubber commissions and wet scrubber marketing expenses offset by an increase in marketing efforts by Labcaire.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $114,080 from $1,518,178 in the three months ended December 31, 2001 to $1,632,258 in the three months ended December 31, 2002. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs for a Labcaire executive partially offset by lower stockholder relations expenses of approximately $15,000.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses decreased
------------------------------------
$28,380 from $504,942 for the three months ended December 31, 2001 to $476,562 for the three months ended December 31, 2002. During second quarter of fiscal 2003, the Company funded $50,000 to Focus Surgery to start research and development for the treatment of kidney tumors utilizing high intensity focused ultrasound technology. During the second quarter of fiscal 2003, the Company was reimbursed from two customers certain product development expenditures incurred, in the amount of approximately $164,000.

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement during the second quarter of fiscal 2003 of $25,326, which represents the sale of Lysonix 2000 units by Mentor Corporation under our manufacturing and distribution agreement, that was previously reserved for. Accordingly, the Company recorded a reversal of the litigation settlement of $25,326. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

OTHER  INCOME (EXPENSE): Other income during the three months ended December 31,
------------------------
2002 was $5,221. During the three months ended December 31, 2001, other income was $101,855. The decrease of $96,634 was principally due to a decrease in loss on impairment of investments of $35,259, offset by lower interest income of $95,688 and reduced royalty income of $21,782.

INCOME  TAXES:  The  effective  tax  rate  is  58.2%  for the three months ended
--------------
December 31, 2002 as compared to an effective tax rate of 37.9% for the three months ended December 31, 2001. The current effective tax rate is a mixture of the Labcaire tax expense offset by domestic entities benefits, which is offset in part by a valuation allowance. The Company recorded a valuation allowance in the amount of $31,590 and $46,410 for the three months ended December 31, 2002 and 2001, respectively, against the deferred tax asset relating to the loss on the loans and debentures issued by Hearing Innovations because the Company does not anticipate capital gains to offset the capital losses. The valuation allowance was recorded in accordance with the provisions of FASB Statement No. 109 "Accounting for Income Taxes".

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================


CRITICAL ACCOUNTING POLICIES:

General:  Financial  Reporting  Release  No.  60,  which  was  released  by  the
--------
Securities and Exchange Commission ("SEC") in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002 includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

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


Goodwill:  In  July  2001,  the  Financial  Accounting  Standards  Board  issued
---------
Statement of Financial Accounting Standards ("SFAS") Nos. 141 ("SFAS 141") and 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2002 in the fourth quarter. There were no indications that goodwill recorded was impaired.

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

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at December 31, 2002 and June 30, 2002 was $13,545,504 and $11,854,281, respectively. In the six months ended December 31, 2002, cash provided by operations totaled $308,286. This was primarily due to the cash paid for inventory purchased for unshipped orders offset by the receipt of a portion of prepaid income taxes. In the six months ended December 31, 2002, cash used in investing activities was $659,085, which primarily consisted of the purchase of Labcaire stock, the purchase of property, plant and equipment during the regular course of business and of loans made to Hearing Innovations. In the six months ended December 31, 2002, cash provided by financing activities was $620,566 which primarily consisted of proceeds from the exercise of stock options and short-term borrowings offset by principal payments on capital lease obligations.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================


Hearing  Innovations,  Inc.
---------------------------
During fiscal 2003, the Company entered into seven loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $159,666 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 159,766 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.10 to $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $159,666 and accrued interest for the above loans. The related expense has been included in loss on impairment of investments in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

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

Labcaire
--------
In October 2002, under the terms of the Labcaire Agreement (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002), the Company paid $232,394 for 9,286 shares (2.70%) of the outstanding common stock of Labcaire bringing the acquired interest to 100%. This represents the fiscal 2003 buy-back, as defined in the Labcaire Agreement.

Recent  Accounting  Pronouncements
----------------------------------
In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, SFAS 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

The Company is required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001. In the first quarter of fiscal 2003, the Company adopted SFAS 144 for long-lived assets held for use. The adoption of SFAS 144 did not have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS
121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

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

Foreign  Exchange  Rates:
Approximately 24% of the Company's revenues in the first and second quarters of fiscal 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.57 and 1.46 for the six months ended December 31, 2002 and 2001, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

ITEM 4.   CONTROLS  AND  PROCEDURES.

(a)  Evaluation  of  Disclosure  Controls  and  Procedures
     -----------------------------------------------------

Disclosure controls and procedures are designed to ensure the reliability of financial statements and other disclosures included in this report. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

(b)  Changes  in  Internal  Controls
     -------------------------------

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

                                 MISONIX, INC.


PART II - OTHER INFORMATION

Item 6.   Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibit 99.1 - Certification of Periodic Report by Chief Executive
                         Officer

          Exhibit 99.2 - Certification of Periodic Report by Chief Financial
                         Officer

     (b) There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 10, 2003


                                  MISONIX, INC.
                                  ----------------------------------------------
                                  (Registrant)

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

                                 CERTIFICATIONS

I, Michael A. McManus, Jr., certify that:

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

Date:  February 10, 2003

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

Date:  February 10, 2003


                                        /s/ Richard Zaremba
                                        ----------------------------------------
                                        Richard Zaremba
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary