Form 10-Q/A
period 2002-12-31
MISONIX INC
filed 2003-02-12
CIK 880432

FORM 10-Q/A
                                Amendment No. 1

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                            MISONIX, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                    ===========================


                                                                                  DECEMBER 31,      June 30,
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