Form 10-Q
period 2003-03-31
MISONIX INC
filed 2003-05-12
CIK 880432

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March 31, 2003
                                    --------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________.

                        Commission file number:  1-10986

                                  MISONIX, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New  York                                     11-2148932.
            ---------                                     ------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation  or  organization)                   Identification No.)



1938 New Highway, Farmingdale, NY                            11735
---------------------------------                            -----
(Address of principal executive offices)                  (Zip Code)

                                 (631) 694-9555
                                ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No
          ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes         No   X
          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                       Outstanding at
                Class of Common                      Stock May 1, 2003
              -------------------                  ---------------------
         Common Stock, $.01 par value                     6,640,865

                                  MISONIX, INC.
                                  -------------

                                      INDEX
                                      -----

PART  I  -  FINANCIAL  INFORMATION                                          PAGE

Item  1.  Financial  Statements:

          Consolidated  Balance  Sheets  as  of
          March  31,  2003  (Unaudited)  and  June  30,  2002                 3

          Consolidated  Statements  of  Operations
          Nine  months  ended  March  31,  2003
          and  2002  (Unaudited)                                              4

          Consolidated  Statements  of  Operations
          Three  months  ended  March  31,  2003
          and  2002  (Unaudited)                                              5

          Consolidated  Statements  of  Cash  Flows
          Nine  months  ended  March  31,  2003
          and  2002  (Unaudited)                                             6-7

          Notes  to  Consolidated  Financial  Statements                    8-13


Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition and  Results  of  Operations                           14-20


Item  3.  Quantitative and Qualitative Disclosures About Market Risk         21

Item  4.  Controls  and  Procedures                                          21

Part  II - OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K                              22

Signatures                                                                   23

Certifications                                                             24-27

PART  I  -  FINANCIAL  INFORMATION
Item  1.  Financial  Statements.

                                             MISONIX, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                      ===========================

                                                                                  MARCH  31,     June 30,
                                                                                     2003          2002
                                                                                 --------------------------
ASSETS                                                                            (UNAUDITED)
                                                                                 --------------------------
Current assets:
    Cash and cash equivalents                                                    $ 2,160,903   $ 1,065,465
    Accounts receivable, less allowance for doubtful accounts of $344,792 and
        $223,413, respectively                                                     6,428,598     6,656,932
    Inventories                                                                    9,452,396     7,170,844
    Prepaid income taxes                                                             306,900     1,391,978
    Deferred income taxes                                                            467,275       388,027
    Prepaid expenses and other current assets                                      1,060,201       715,367
                                                                                 --------------------------
Total current assets                                                              19,876,273    17,388,613

Property, plant and equipment, net                                                 3,369,137     3,151,909
Deferred income taxes                                                                571,029     1,757,937
Goodwill                                                                           4,473,713     4,241,319
Other assets                                                                         304,115       424,674
                                                                                 --------------------------
Total assets                                                                     $28,594,267   $26,964,452
                                                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                    $   706,083   $   730,092
  Accounts payable                                                                 3,564,666     3,072,234
  Accrued expenses and other current liabilities                                   1,369,478     1,304,824
  Litigation settlement liabilities                                                  170,000       174,332
  Current maturities of long-term debt and capital lease obligations                 258,965       252,850
                                                                                 --------------------------
Total current liabilities                                                          6,069,192     5,534,332

Long-term debt and capital lease obligations                                       1,161,527     1,050,254

Deferred income                                                                      455,335       451,073
Minority interest                                                                    235,757       239,965


Stockholders' equity:
  Common stock, $.01 par value-shares authorized 10,000,000; 6,718,665 and
     6,180,165 issued and 6,640,865 and 6,105,865 outstanding, respectively           67,186        61,802
  Additional paid-in capital                                                      22,701,711    22,313,991
  Retained deficit                                                                (1,612,426)   (2,021,059)
  Treasury stock, 77,800 and 74,300 shares, respectively                            (412,424)     (401,974)
  Accumulated other comprehensive loss                                               (71,591)     (263,932)
                                                                                 --------------------------
Total stockholders' equity                                                        20,672,456    19,688,828
                                                                                 --------------------------

Total liabilities and stockholders' equity                                       $28,594,267   $26,964,452
                                                                                 ==========================

See accompanying Notes to Consolidated Financial Statements.

                                     MISONIX, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                                      ===========

                                                            FOR THE NINE MONTHS ENDED
                                                                    MARCH  31,

                                                                2003          2002
                                                            ------------  ------------
Net sales                                                   $23,932,512   $21,697,278

Cost of goods sold                                           13,731,118    12,138,803
                                                            --------------------------

Gross profit                                                 10,201,394     9,558,475

Operating expenses:
  Selling expenses                                            3,123,225     3,221,775
  General and administrative expenses                         4,966,700     4,556,949
  Research and development expenses                           1,599,766     1,611,305
  Litigation (recovery) settlement expenses                    (201,106)            -
                                                            --------------------------
Total operating expenses                                      9,488,585     9,390,029
                                                            --------------------------
Income from operations                                          712,809       168,446

Other income (expense):
  Interest income                                                42,722       249,433
  Interest expense                                             (132,706)     (103,469)
  Option/license fees                                            18,234        18,234
  Royalty income                                                386,424       614,551
  Foreign exchange gain                                           4,807          (408)
  Loss on impairment of Hearing Innovations, Inc.              (231,982)     (370,451)
  Loss on impairment of Focus Surgery, Inc.                     (13,725)     (396,975)
                                                            --------------------------
 Total other income                                              73,774        10,915

Income before minority interest and income taxes                786,583       179,361

Minority interest in net loss of consolidated subsidiaries        4,208        25,631
                                                            --------------------------

Income before income taxes                                      790,791       204,992

Income tax expense                                              382,158       198,199
                                                            --------------------------

Net income                                                  $   408,633   $     6,793
                                                            ==========================

Net income per share-Basic                                  $       .06   $         -
                                                            ==========================

Net income per share - Diluted                              $       .06   $         -
                                                            ==========================

Weighted average common shares outstanding - Basic            6,420,118     6,068,272
                                                            ==========================

Weighted average common shares outstanding - Diluted          6,598,608     6,247,761
                                                            ==========================

See accompanying Notes to Consolidated Financial Statements.

                                   MISONIX, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                                    ===========

                                                         FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,

                                                             2003         2002
                                                          -----------  -----------
Net sales                                                 $8,747,677   $7,371,220

Cost of goods sold                                         4,908,659    4,323,252
                                                          ------------------------

Gross profit                                               3,839,018    3,047,968

Operating expenses:
    Selling expenses                                       1,090,662    1,164,287
    General and administrative expenses                    1,814,569    1,551,239
    Research and development expenses                        583,878      647,108
    Litigation (recovery) settlement expenses                (48,478)           -
                                                          ------------------------
Total operating expenses                                   3,440,631    3,362,634
                                                          ------------------------
Income (loss) from operations                                398,387     (314,666)

Other income (expense):
    Interest income                                            1,324        4,510
    Interest expense                                         (45,226)     (31,609)
    Option/license fees                                        6,078        6,078
    Royalty income                                           137,779      173,414
    Foreign exchange gain (loss)                               2,562         (149)
    Loss on impairment of Hearing Innovations, Inc.          (49,075)    (155,811)
    Loss on impairment of Focus Surgery, Inc.                      -      (70,273)
                                                          ------------------------
  Total other income (expense)                                53,442      (73,840)

Income (loss) before minority interest and income taxes      451,829     (388,506)

Minority interest in net income of consolidated
        subsidiaries                                         (29,628)      (5,099)
                                                          ------------------------

Income (loss) before income taxes                            422,201     (393,605)

Income tax expense (benefit)                                 177,766     (182,833)
                                                          ------------------------

Net income (loss)                                         $  244,435   $ (210,772)
                                                          ========================

Net income (loss) per share-Basic                         $      .04   $     (.03)
                                                          ========================

Net income (loss) per share - Diluted                     $      .04   $     (.03)
                                                          ========================

Weighted average common shares outstanding - Basic         6,643,300    6,096,887
                                                          ========================

Weighted average common shares outstanding - Diluted       6,686,981    6,096,887
                                                          ========================

See accompanying Notes to Consolidated Financial Statements.

                                              MISONIX, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                               ===========

                                                                                FOR THE NINE MONTHS ENDED
                                                                                        MARCH 31,

                                                                                   2003          2002
                                                                               --------------------------
OPERATING ACTIVITIES
Net income                                                                     $   408,633   $     6,793
Adjustments to reconcile net income to net cash used in operating activities:
     Bad debt expense                                                              120,560        69,218
     Litigation recovery                                                          (201,106)            -
     Deferred income tax benefit                                                   (68,424)       (2,545)
     Depreciation and amortization                                                 473,387       424,030
     Loss on disposal of equipment                                                  90,154             -
     Deferred income                                                                 4,262      (183,247)
     Foreign currency exchange gain                                                 (4,807)          408
     Minority interest in net income of subsidiaries                                (4,208)      (25,631)
     Loss on impairment of investments                                             245,707       767,426
     Changes in operating assets and liabilities:
        Accounts receivable                                                        310,094       619,529
        Inventories                                                             (1,882,911)        1,487
        Prepaid income taxes                                                     2,400,894             -
        Prepaid expenses and other current assets                                 (448,308)      (52,492)
        Other assets                                                               145,336      (200,503)
        Accounts payable and accrued expenses                                      373,460    (1,463,557)
        Litigation settlement liabilities                                           (4,332)     (122,871)
        Income taxes payable                                                      (173,907)     (195,931)
                                                                               --------------------------
Net cash provided by (used in) operating activities                              1,784,484      (357,886)
                                                                               --------------------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                      (340,527)      (94,480)
Purchase of Labcaire stock                                                        (232,394)      (99,531)
Redemption of investments held to maturity                                               -     2,015,468
Purchase of convertible debentures - Focus Surgery, Inc.                                 -      (300,000)
Loans to Focus Surgery, Inc.                                                             -      (112,725)
Cash paid for acquisition of Fibra Sonics, Inc., net of cash acquired                    -       (72,291)
Loans to Hearing Innovations, Inc.                                                (208,741)     (354,701)
                                                                               --------------------------
Net cash (used in) provided by investing activities                               (781,662)      981,740
                                                                               --------------------------

                            (continued on next page)

                                           MISONIX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (UNAUDITED)
                                           ===========

                                                                        FOR THE NINE MONTHS ENDED
                                                                                MARCH 31,

                                                                        -------------------------
                                                                            2003         2002
FINANCING ACTIVITIES
Proceeds from short-term borrowings                                         360,815      158,037
Payments of short-term borrowings                                          (441,719)           -
Principal payments on capital lease obligations                            (209,103)    (159,078)
Proceeds from long-term debt                                                 11,410            -
Payments of long-term debt                                                  (22,201)     (44,477)
Proceeds from exercise of stock options                                     393,104      381,912
Purchase of treasury stock                                                  (10,450)     (43,737)
                                                                        -------------------------
Net cash provided by financing activities                                    81,856      292,657
                                                                        -------------------------

Effect of exchange rate changes on assets and liabilities                    10,760       13,824
                                                                        -------------------------
Net increase in cash and cash equivalents                                 1,095,438      930,335
Cash and cash equivalents at beginning of period                          1,065,465    3,774,573
                                                                        -------------------------
Cash and cash equivalents at end of period                              $ 2,160,903   $4,704,908
                                                                        =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                                $   132,706   $  103,469
                                                                        =========================
Income taxes                                                            $(1,688,469)  $  366,251
                                                                        =========================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease additions                                                 $   237,785   $  104,316
                                                                        =========================

See accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
           ==========================================================

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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


2.   Net  Income  Per  Share
     -----------------------

     Basic income per common share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if options to purchase common stock were exercised. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                        For the nine months     For the three months
                                          Ended  March  31,      Ended  March  31,
                                        2003            2002     2003        2002
                                       -----------  ---------  ---------  -----------
     Weighted average common
         shares outstanding             6,420,118   6,068,272  6,643,300    6,096,887
     Dilutive effect of stock options     178,490    179,489      43,681          (a)
                                       -----------  ---------  ---------  -----------
     Diluted weighted average common
         shares outstanding             6,598,608   6,247,761  6,686,981    6,096,887
                                       ===========  =========  =========  ===========

     (a) Effect of stock options not included as their inclusion would be anti-dilutive.

3.   Comprehensive  Income
     ---------------------
     Total comprehensive income was $221,391 and $600,974 for the three and nine months ended March 31, 2003, respectively, and $115,810 and $101,201 for the three and nine months ended March 31, 2002, respectively. Accumulated other comprehensive loss is comprised of foreign currency translation adjustments.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

4.   Stock-Based  Compensation
     -------------------------
     The Company complies with the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement established financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS 123 encourage entities to adopt a fair value-based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." ("SFAS No. 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change in the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 have been incorporated herein. Pursuant to SFAS 123, the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("ABP No. 125") and to provide the necessary pro forma disclosures.

     The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                        For the Three Months     For the Nine Months
                                           Ended March 31,         Ended March 31,
                                          2003        2002        2003        2002
                                       ----------------------------------------------
     Net income (loss)-  As reported:  $ 244,435   $(210,772)  $ 408,633   $   6,793
     Stock based compensation
        determined under SFAS 123       (117,817)   (313,694)   (268,441)   (532,796)
                                       ----------------------------------------------
     Net income (loss)-  Pro forma:    $ 126,618   $(524,466)  $ 140,192   $(526,003)
     Net income (loss) per share -
         Basic:
         As reported                   $     .04   $    (.03)  $     .06   $       -
         Pro forma                     $     .02   $    (.09)  $     .02   $    (.09)
     Net income (loss) per share -
         Diluted:
         As reported                   $     .04   $    (.03)  $     .06   $       -
         Pro forma                     $     .02   $    (.09)  $     .02   $    (.08)

5.   Acquisition

     Labcaire  Systems  Ltd.  ("Labcaire")
     -------------------------------------
     In October 2002, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002), the Company paid $232,394 for 9,286 shares (2.70%) of the outstanding common stock of Labcaire bringing the acquired interest to 100%. This represents the fiscal 2003 buy-back, as defined in the Labcaire Agreement. The balance of the capital stock of Labcaire was owned by three executives and one retired executive of Labcaire who had the right, under the Labcaire Agreement, to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings before interest, taxes and management charges for the preceding fiscal year.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

6.   Inventories
     -----------

     Inventories  are  summarized  as  follows:

                                      MARCH 31, 2003        June 30, 2002
                                -----------------------------------------

               Raw materials         $     4,563,225       $    3,701,925
               Work-in-process             1,649,126              824,289
               Finished goods              3,240,045            2,644,630
                                -----------------------------------------
                                     $     9,452,396       $    7,170,844
                                =========================================


7.   Accrued  Expenses  and  Other  Current  Liabilities
     ---------------------------------------------------

     The  following  summarizes  accrued expenses and other current liabilities:

                                                    MARCH 31, 2003   June 30, 2002
                                                    ---------------  --------------
          Accrued payroll and vacation              $       165,733  $      165,350
          Accrued sales tax                                       -           7,262
          Accrued commissions and bonuses                    83,586         216,343
          Customer deposits and deferred contracts          887,304         526,560
          Accrued professional fees                         155,911         229,750
          Warranty                                           62,583          68,000
          Other                                              14,361          91,559
                                                    ---------------  --------------
                                                    $     1,369,478  $    1,304,824
                                                    ===============  ==============


8.   Loans  to  Affiliate
     --------------------

     Hearing  Innovations,  Inc.
     ---------------------------
     During fiscal 2003, the Company entered into thirteen loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") is required to pay the Company an aggregate amount of $231,982 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 207,741 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.10 to $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $208,741 for the above loans as well as accrued interest of $23,241. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


9.   Business  Segments
     ------------------

     The Company operates in two business segments which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing of high-performance ultrasound systems, replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses and litigation (recovery) settlement expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses and litigation (recovery) settlement expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments are as follows:

     For the nine months ended March 31, 2003:

                                                                (a)
                                 MEDICAL     INDUSTRIAL    CORPORATE AND
                                 DEVICES      PRODUCTS      UNALLOCATED       TOTAL
                               -------------------------------------------------------
     Net sales                 $ 11,769,483  $12,163,029  $            -   $23,932,512
     Cost of goods sold           6,471,209    7,259,909               -    13,731,118
                               ------------  -----------                   -----------
     Gross profit                 5,298,274    4,903,120               -    10,201,394
     Selling expenses             1,037,082    2,086,143               -     3,123,225
     Research and
       development expenses       1,079,821      519,945               -     1,599,766
                               ------------  -----------                   -----------
     Total operating expenses     2,116,903    2,606,088       4,765,594     9,488,585
                               ------------  -----------  ---------------  -----------
     Income from operations    $  3,181,371  $ 2,297,032  $   (4,765,594)  $   712,809
                               ============  ===========  ===============  ===========

     (a) Amount represents general and administrative and litigation (recovery) settlement expenses.

     For the three months ended March 31, 2003:

                                                               (a)
                                 MEDICAL    INDUSTRIAL    CORPORATE AND
                                 DEVICES     PRODUCTS      UNALLOCATED      TOTAL
                               -----------------------------------------------------
     Net sales                 $ 4,557,903  $ 4,189,774  $            -   $8,747,677
     Cost of goods sold          2,389,023    2,519,636               -    4,908,659
                               -----------  -----------                   ----------
     Gross profit                2,168,880    1,670,138               -    3,839,018
     Selling expenses              393,402      697,260               -    1,090,662
     Research and development
     expenses                      388,968      194,910               -      583,878
                               -----------  -----------                   ----------
     Total operating expenses      782,370      892,170       1,766,091    3,440,631
                               -----------  -----------  ---------------  ----------
     Income from operations    $ 1,386,510  $   777,968  $   (1,766,091)  $  398,387
                               ===========  ===========  ===============  ==========

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


     For the nine months ended March 31, 2002:

                                                               (a)
                                 MEDICAL    INDUSTRIAL    CORPORATE AND
                                 DEVICES     PRODUCTS      UNALLOCATED       TOTAL
                               ------------------------------------------------------
     Net sales                 $ 8,139,343  $13,557,935  $            -   $21,697,278
     Cost of goods sold          4,591,768    7,547,035               -    12,138,803
                               -----------  -----------                   -----------
     Gross profit                3,547,575    6,010,900               -     9,558,475
     Selling expenses              812,806    2,408,969               -     3,221,775
     Research and development
       expenses                  1,205,684      405,621               -     1,611,305
                               -----------  -----------                   -----------
     Total operating expenses    2,018,490    2,814,590       4,556,949     9,390,029
                               -----------  -----------  ---------------  -----------
     Income from operations    $ 1,529,085  $ 3,196,310  $   (4,556,949)  $   168,446
                               ===========  ===========  ===============  ===========

     (a)  Amount  represents  general  and  administrative  expenses.

     For the three months ended March 31, 2002:

                                                               (a)
                                 MEDICAL    INDUSTRIAL    CORPORATE AND
                                 DEVICES     PRODUCTS      UNALLOCATED       TOTAL
                               ------------------------------------------------------
     Net sales                 $ 2,335,242  $ 5,035,978  $            -   $7,371,220
     Cost of goods sold          1,439,075    2,884,177               -    4,323,252
                               -----------  -----------                   -----------
     Gross profit                  896,167    2,151,801               -    3,047,968
     Selling expenses              272,636      891,651               -    1,164,287
     Research and development
     expenses                      527,095      120,013               -      647,108
                               -----------  -----------                   -----------
     Total operating expenses      799,731    1,011,664       1,551,239    3,362,634
                               -----------  -----------  ---------------  -----------
     Income (loss) from
     operations                $    96,436  $ 1,140,137  $   (1,551,239)  $ (314,666)
                               ===========  ===========  ===============  ===========

     (a)  Amount  represents  general  and  administrative  expenses.

     The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

     For the nine months ended March 31:

                                    2003         2002
                                 -----------  -----------
                                      (IN THOUSANDS)

               United States     $15,717,000  $14,502,000
               Canada                310,000       55,000
               Mexico                  6,000            -
               United Kingdom      5,903,000    5,294,000
               Europe              1,015,000      806,000
               Asia                  758,000      638,000
               Middle East            48,000       99,000
               Other                 176,000      303,000
                                 ------------------------
                                 $23,933,000  $21,697,000
                                 ========================

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

10.  Revolving  Credit  Facilities
     -----------------------------

On July 1, 2002, Labcaire replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The current facility is more flexible than the prior facility. The prior facility established a sum certain limit whereas the current facility has a credit limit based upon United Kingdom domestic and European receivables outstanding. The Company's needs are better served by the current facility. The amount of this facility is approximately $1,384,000 (950,000 pound sterling) and bears interest at the bank's base rate plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The outstanding balance at March 31, 2003 and June 30, 2002 are $706,083 and $730,092, respectively. The agreement expires on June 28, 2003 and covers all United Kingdom and European sales.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nine Months Ended March 31, 2003 and 2002.

NET  SALES:  Net  sales of the Company's medical devices and industrial products
-----------
increased $2,235,234 to $23,932,512 for the nine months ended March 31, 2003 from $21,697,278 for the nine months ended March 31, 2002. This difference in net sales is due to an increase in sales of medical devices of $3,630,140 offset by lower industrial products sales of $1,394,906. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $1,794,452 and an increase of $1,835,688 in sales of therapeutic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The decrease in industrial products is due to decreased wet scrubber sales of $1,336,553, a decrease in ultrasonic sales of $53,554 and a decrease in ductless fume enclosure sales of $495,419 primarily offset by an increase in Labcaire sales of $490,620. Wet scrubber sales continue to be adversely affected by the downturn of the semi-conductor market. The decrease in fume enclosure and ultrasonic sales is due to lower customer demand for several industrial products and current economic conditions for such products. The increase in Labcaire sales is primarily due to the product demand for the new Guardian product introduced in December 2001, which is currently compliant with the new United Kingdom standards for such products.

GROSS  PROFIT:  Gross  profit decreased to 42.6% for the nine months ended March
--------------
31, 2003 from 44.1% for the nine months ended March 31, 2002. The decrease in gross profit is predominantly due to the reduced revenue volume for industrial products.

SELLING  EXPENSES: Selling expenses decreased $98,550 to $3,123,225 for the nine
------------------
months ended March 31, 2003 from $3,221,775 for the nine months ended March 31, 2002. Medical device selling expenses increased $224,276 predominantly due to additional sales and marketing efforts for diagnostic medical devices. Industrial selling expenses decreased $322,826 predominantly due to a decrease in fume enclosure and industrial ultrasonic commissions and wet scrubber salaries, due to the reduction of staff, and marketing expenses.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $409,751 from $4,556,949 in the nine months ended March 31, 2002 to $4,966,700 in the nine months ended March 31, 2003. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs and an increase in administrative staff, all attributable to Labcaire.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses decreased
------------------------------------
$11,539  from  $1,611,305 for the nine months ended March 31, 2002 to $1,599,766 for the nine months ended March 31, 2003. During the first and second quarter of fiscal 2003, the Company funded $100,000 to Focus Surgery, Inc. ("Focus Surgery") to start research and development for the treatment of kidney tumors utilizing high intensity focused ultrasound technology. The Company has the right to the technology if the Company funds the development. The Company has exercised its right and started to fund the development of treatment of kidney tumors. During the second and third quarters of fiscal 2003, three customers reimbursed the Company, in the amount of approximately $188,000, for certain product development expenditures incurred.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement for the nine months ended March 31, 2003 of $201,106. The recovery of litigation settlement expenses represents the sale of Lysonix 2000 units by Mentor Corporation ("Mentor") that were received from Mentor from LySonix, Inc. ("LySonix") in connection with inventory received under the settlement agreement with LySonix. This inventory was previously reserved for in fiscal year June 30, 2002, as its sale ability was uncertain. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

OTHER INCOME (EXPENSE): Other income during the nine months ended March 31, 2003
-----------------------
was $73,774. During the nine months ended March 31, 2002, other income was $10,915. The increase of $62,859 was primarily due to a decrease in loss on impairment of investments of Focus Surgery of $383,250 and Hearing Innovations, Inc. ("Hearing Innovations") of $138,469, offset by lower royalty income of $228,127 and lower interest income of $206,711. The decrease in impairment of Focus Surgery and Hearing Innovations is a direct result of current period loans to Focus Surgery and Hearing Innovations being less than in the prior period. Royalties decreased since the first six months of fiscal 2002 included royalty payments of approximately $150,000, which was based upon the audit of U.S Surgical's records for prior years' royalties. The decrease in interest income is due to less cash on hand and interest yields during the current nine-month period as compared to the prior nine-month period.

INCOME  TAXES:  The  effective tax rate is 48.3% for the nine months ended March
--------------
31, 2003 as compared to an effective tax rate of 96.7% for the nine months ended March 31, 2002. The current effective income tax rate of 48.3% was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations and Focus Surgery by $95,826 plus the standard consolidated tax rate of approximately 35%. The loss on impairment of Hearing Innovations and Focus Surgery are recorded with no corresponding tax benefit since these transactions are capital losses. Benefit for such losses are only received if Hearing Innovations and Focus Surgery have the ability to generate capital gains.

Three Months Ended March 31, 2003 and 2002.

NET  SALES:  Net  sales of the Company's medical devices and industrial products
-----------
increased $1,376,457 to $8,747,677 for the three months ended March 31, 2003 from $7,371,220 for the three months ended March 31, 2002. This difference in net sales is due to an increase in sales of medical devices of $2,222,661 offset by lower industrial products sales of $846,204. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $848,738 and an increase of $1,373,923 in sales of therapeutic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The decrease in industrial products is due to decreased wet scrubber sales of $337,141, a decrease in ductless fume enclosure sales of $108,008 and a decrease in Labcaire sales of $441,465 primarily offset by an increase in ultrasonic sales of $40,410. Wet scrubber sales continue to be adversely affected by the downturn of the semi-conductor market. The decrease in fume enclosure sales is due to lower customer demand for various products and current economic conditions for such products. The decrease in Labcaire sales is due to lower Guardian product sales.

GROSS  PROFIT:  Gross profit increased to 43.9% for the three months ended March
--------------
31, 2003 from 41.4% for the three months ended March 31, 2002. The increase in gross profit is due predominantly to an increase in higher margin product sales predominately from diagnostic medical devices.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

SELLING EXPENSES: Selling expenses decreased $73,625 to $1,090,662 for the three
-----------------
months ended March 31, 2003 from $1,164,287 for the three months ended March 31, 2002. Medical device selling expenses increased $120,766 predominantly due to additional sales and marketing efforts for diagnostic medical devices. Industrial selling expenses decreased $194,391 predominantly due to a decrease in fume enclosure and ultrasonic commissions, wet scrubber salaries, due to a reduction in staff and marketing expenses and by a decrease in marketing efforts by Labcaire.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $263,330 from $1,551,239 in the three months ended March 31, 2002 to $1,814,569 in the three months ended March 31, 2003. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs and an increase in administrative staff, all attributable to Labcaire.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses decreased
------------------------------------
$63,230 from $647,108 for the three months ended March 31, 2002 to $583,878 for the three months ended March 31, 2003. The decrease is predominantly due to decreased research and development on medical device products of $138,127 offset by increased efforts for industrial products in the amount of $74,897.

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement during the third quarter of fiscal 2003 of $48,478. The recovery of litigation settlement expenses represents the sale of Lysonix 2000 units by Mentor that were received from Mentor from LySonix in connection with inventory received under the settlement agreement with LySonix. This inventory was previously reserved for in fiscal year June 30, 2002, as its sale ability was uncertain. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

OTHER  INCOME  (EXPENSE):  Other  income during the three months ended March 31,
-------------------------
2003 was $53,442. During the three months ended March 31, 2002, other expense was $73,840. The increase of $127,282 was principally due to a decrease in loss on impairment of investments of Hearing Innovations of $106,736 and Focus Surgery of $70,273. The decrease in impairment is a direct result of current period loans to Hearing Innovations and Focus Surgery being less than in the prior period.

INCOME  TAXES:  The effective tax rate is 42.1% for the three months ended March
--------------
31, 2003 as compared to an effective tax rate of 46.5% for the three months ended March 31, 2002. The current effective income tax rate of 42.1% was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations by $19,139 plus the standard consolidated tax rate of approximately 35%. The loss on impairment of Hearing Innovations is recorded with no corresponding tax benefit as these transactions are capital losses. Benefit for such losses are only received if Hearing Innovations has the ability to generate capital gains.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

CRITICAL  ACCOUNTING  POLICIES:

General:  Financial  Reporting  Release  No.  60,  which  was  released  by  the
--------
Securities and Exchange Commission in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002 includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

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

Goodwill:  In  July  2001,  the  Financial  Accounting  Standards  Board  issued
---------
Statement of Financial Accounting Standards ("SFAS") Nos. 141 ("SFAS 141") and 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2002 in the fourth quarter. There were no indications that goodwill recorded was impaired. The fiscal 2003 annual impairment test will be performed in the fourth quarter.

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

Stock-Based  Compensation: The Company accounts for its stock-based compensation
--------------------------
plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options is generally set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

LIQUIDITY  AND  CAPITAL  RESOURCES:

Working capital at March 31, 2003 and June 30, 2002 was $13,807,081 and $11,854,281, respectively. In the nine months ended March 31, 2003, cash provided by operations totaled $1,784,484. The increase in the cash balance is due to the refund of prepaid income taxes offset by cash paid for inventory purchased for unshipped orders. In the nine months ended March 31, 2003, cash used in investing activities was $781,662, which primarily consisted of the purchase of Labcaire stock, the purchase of property, plant and equipment during the regular course of business and of loans made to Hearing Innovations. In the nine months ended March 31, 2003, cash provided by financing activities was $81,856, primarily consisting of proceeds from the exercise of stock options and short-term borrowings offset by payments of short-term borrowings and principal payments on capital lease obligations.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

Hearing  Innovations,  Inc.
---------------------------
During fiscal 2003, the Company entered into thirteen loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") is required to pay the Company an aggregate amount of $208,741 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 207,741 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.10 to $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $208,741 for the above loans. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support.

Revolving  Credit  Facilities
-----------------------------
On July 1, 2002, Labcaire Systems Ltd. ("Labcaire") replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The current facility is more flexible than the prior facility. The prior facility established a sum certain limit where the current facility has a credit limit based upon United Kingdom domestic and European receivables outstanding. The Company's needs are better served by the current facility. The amount of this facility is approximately $1,384,000 (950,000 pound sterling) and bears interest at the bank's base rate plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The outstanding balance at March 31, 2003 and June 30, 2002 are $706,083 and $730,092, respectively. The agreement expires on June 28, 2003 and covers all United Kingdom and European sales.

Labcaire
--------
In October 2002, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002), the Company paid $232,394 for 9,286 shares (2.70%) of the outstanding common stock of Labcaire bringing the acquired interest to 100%. This represents the fiscal 2003 buy-back, as defined in the Labcaire Agreement. The balance of the capital stock of Labcaire was owned by three executives and one retired executive of Labcaire who had the right, under Labcaire Agreement, to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings before interest, taxes and management charges for the preceding fiscal year.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

Recent  Accounting  Pronouncements
----------------------------------
In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, SFAS 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

The Company is required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001. In the first quarter of fiscal 2003, the Company adopted SFAS 144 for long-lived assets held for use. The adoption of SFAS 144 did not have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

In December 2003, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and ABP Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company is required to adopt SFAS 148 no later than the fiscal years ending after December 15, 2002. The Company adopted SFAS 148 in the current quarter and the additional disclosure requirements are incorporated herein.

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

Foreign  Exchange  Rates:
Approximately 29% of the Company's revenues in the period ending March 31, 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.57 and 1.46 for the nine months ended March 31, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

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

     (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003


                                    MISONIX, INC.
                                    --------------------------------------------
                                    (Registrant)

                                    By: /s/ Michael A. McManus, Jr.
                                        ----------------------------------------
                                        Michael A. McManus, Jr.
                                        President and Chief Executive Officer


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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003


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

Date: May 12, 2003


                                        /s/ Richard Zaremba
                                        ----------------------------------------
                                        Richard Zaremba
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary