Form 10-K/A
period 2002-06-30
MISONIX INC
filed 2003-09-19
CIK 880432

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

There  were  6,105,865 shares of Common Stock outstanding at September 16, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


This Report on Form 10-K/A, and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, competition, technological advances, claims or lawsuits, and the market's acceptance or non-acceptance of the Company's products.

PART  I
-------

ITEM  1.    BUSINESS.
--------   ----------

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

MEDICAL  DEVICES

The Company's medical device products are subject to the regulatory requirements of the Food and Drug Administration ("FDA"). A medical device as defined by the FDA is a an instrument, apparatus implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a components, part, or accessory, which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device
Manufacturer and has the appropriate Establishment Numbers in place. The Company has post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. The Company is not aware of any situations which would be adverse at this time nor has the FDA sought legal remedies available against or have there been any violations of its regulations alleged against the Company.

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

In June 2002, the Company entered into a ten-year worldwide distribution agreement with Mentor Corporation ("Mentor") for the sale and distribution of the Lysonix 2000 soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid
for  product  covered  under  the  agreement.   The  agreement  also  was  not
conditional  upon  execution  of  the  court  settlement.

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

Focus  Surgery,  Inc.
---------------------
On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. ("Focus") to obtain a 20% equity position in Focus for $3,050,000 and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 7% of Focus. Focus is located in Indianapolis, Indiana. The agreement provides for a series of development and manufacturing agreements whereby Misonix would upgrade existing Focus products, currently the Sonablate(R) 500, and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the right of utilizing HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of Focus. In February 2001, the

Company exercised its right to start research and development for the treatment of kidney tumors utilizing HIFU technology and in September 2002, funded $50,000 to Focus, which is being treated as a research and development expense in the first quarter of fiscal 2003 using HIFU technology.

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

MARKET  AND  CUSTOMERS

Medical  Devices

The Company relies on its licensee, USS, a significant customer, for marketing its ultrasonic surgical device. The Company relies on direct salespersons and distributors such as Mentor Corporation, Aesculab, Inc. and ACMI Corporation and manufacturing representatives for the marketing of its other medical products.

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

In June 2002, the Company entered into a ten-year worldwide distribution agreement with Mentor for the sale and distribution of the Lysonix 2000 soft tissue  aspirator  used  for  cosmetic  surgery.  This  agreement  is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. The agreement also was not conditional upon execution of the court settlement.

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

REGULATORY  REQUIREMENTS

The Company's medical device products are subject to the regulatory requirements of the Food and Drug Administration ("FDA"). A medical device as defined by the FDA is a an instrument, apparatus implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a components, part, or accessory, which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device Manufacturer and has the appropriate Establishment Numbers in place. The Company has post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. The Company is not aware of any situations which would be adverse at this time nor has the FDA sought legal remedies available against or have there been any violations of its regulations alleged against the Company.

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




  Number                      Description                     Issue Date  Expiration Date
  ------                      -----------                     ----------  ---------------

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

6,063,050   Ultrasonic dissection and coagulation system.     05/16/2000       10/16/2017

6,036,667   Ultrasonic dissection and coagulation system.     03/14/2000       08/14/2017


     *  Patents  valid  also  in  Japan,  Europe  and  Canada.





The  following  is  a  list of the U.S. trademarks which have been issued to the
Company:

Registration.  Registration
   Number          Date        Mark                                Goods                             Renewal Date
-------------  ------------  ---------  -----------------------------------------------------------  ------------
    1,195,124    05/11/1982  Mystaire   Scubbers Employing Fine Sprays                                 05/11/2002
                                        Passing Through Mesh for
                                        Eliminating Fumes and Odors from
                                        Gases.
    1,219,008    12/07/1982  Sonimist   Ultrasonic and Sonic Spray Nozzle                              12/07/2002
                                        for Vaporizing Fluid for
                                        Commercial, Industrial and
                                        Laboratory Use.
    1,200,359    07/06/1982  Water Web  Lamination of Screens to provide                               07/06/2002
                                        mesh to be inserted in fluid stream
                                        for mixing or filtering of fluids.
    2,051,093    04/08/1997  Misonix    Anti-Pollution Wet Scrubbers;                                04/08/2002 -
                                        Ultrasonic Cleaners; Spray Nozzles                             04/08/2003
                                        for Ultrasonic Cleaners.
    2,051,092    04/08/1997  Misonix    Ultrasonic Liquid Processors;                                04/08/2002 -
                                        Ultrasonic Biological Cell Disrupters; Ultrasonic Cleaners.    04/08/2003


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

BUSINESS  SEGMENTS

The following table provides a breakdown of net sales by business segment for the periods indicated:

                                            Fiscal year ended
                                                 June 30,
                                              ( in thousands)
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
                                         =======  =======  =======





The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                                            Fiscal year ended
                                                 June 30,
                                              ( in thousands)
                                          2002     2001     2000
                                         -------------------------

Canada and Mexico                        $   244  $   165  $ 2,772
United Kingdom                             7,526    5,646    5,384
Europe                                       981      966    1,346
Asia                                         891      772      653
Middle East                                  146      139      334
Other                                        530      201      231
                                         -------------------------
                                         $10,318  $ 7,889  $10,720
                                         =========================

ITEM  2.   PROPERTIES.
--------   -----------

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

In June 2002, the Company entered into a ten-year worldwide distribution agreement with Mentor for the sale and distribution of the Lysonix 2000 soft tissue  aspirator  used  for  cosmetic  surgery.  This  agreement  is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. The agreement also was not conditional upon execution of the court settlement.

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

Fiscal 2002:                                   High         Low
------------                                   ----         ---

              First Quarter . . . . . .      $ 7.57        $5.71
              Second Quarter. . . . . .        9.98         5.84
              Third Quarter . . . . . .        9.89         6.30
              Fourth Quarter. . . . . .        8.82         6.00

Fiscal 2001:                                   High         Low
------------                                   ----         ---

              First Quarter . . . . . .      $10.00        $6.38
              Second Quarter. . . . . .        9.12         4.59
              Third Quarter . . . . . .        9.00         6.94
              Fourth Quarter. . . . . .        7.50         5.45

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

ITEM  6.  SELECTED  FINANCIAL  DATA.
--------  --------------------------

Selected  income  statement  data:

                                                     Year Ended June 30,

                                  2002          2001         2000         1999         1998
                               -----------  ------------  -----------  -----------  -----------
Net sales                      $29,590,453  $30,757,519   $29,042,872  $24,767,163  $26,764,332
Net income (loss)                  176,661   (4,492,290)    2,520,896    1,964,758    5,328,381
Net income (loss) per share-
  Basic                        $       .03  $      (.75)  $       .42  $       .34  $       .94
Net income (loss) per share-
  Diluted                      $       .03  $      (.75)  $       .39  $       .30  $       .81

Selected  balance  sheet  data:

                                                 June 30,

                         2002         2001         2000         1999         1998
                      -----------  -----------  -----------  -----------  -----------
Total assets          $26,964,452  $33,220,788  $31,163,622  $28,779,090  $25,328,956

Long-term debt
  and capital lease
  obligations         $ 1,050,254  $ 1,027,921  $ 1,274,738  $ 1,271,814  $   105,230

Total stockholders'
  equity              $19,688,828  $19,106,818  $23,882,188  $21,542,385  $19,252,427

ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------   ---------------------------------------------------------------------
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

Fiscal  years  ended  June  30,  2002  and  2001
------------------------------------------------

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

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

                                       2002         2001
                                    ------------------------
          United States             $19,272,670  $22,868,093
          Canada                        230,567      162,526
          Mexico                         13,000        2,000
          United Kingdom              7,526,478    5,646,655
          Europe                        980,633      966,349
          Asia                          890,621      771,805
          Middle East                   146,387      138,898
          Other                         530,097      201,193
                                    ------------------------
                                    $29,590,453  $30,757,519
                                    ========================

Summarized financial information for each of the segments for the years ended June 30, 2002 and 2001 is as follows:

For the year ended June 30, 2002:

                                                           (a)
                            MEDICAL     INDUSTRIAL    CORPORATE AND
                            DEVICES      PRODUCTS      UNALLOCATED        TOTAL
                          ------------  -----------  ---------------  --------------
Net sales                 $ 11,695,761  $17,894,692  $            -   $   29,590,453
Cost of goods sold           7,233,535   10,698,339               -       17,931,874
                          ------------  -----------                   --------------
Gross profit                 4,462,226    7,196,353               -       11,658,579
Selling expenses             1,218,583    3,283,590               -        4,502,173
Research and development     1,554,438      549,263               -        2,103,701
                          ------------  -----------                   --------------
Total operating expenses     2,773,021    3,832,853       4,556,745       11,162,619
                          ------------  -----------  ---------------  --------------
Income from operations    $  1,689,205  $ 3,363,500  $   (4,556,745)  $      495,960
                          ============  ===========  ===============  ==============

For the year ended June 30, 2001:

                                                                (a)
                                 MEDICAL     INDUSTRIAL    CORPORATE AND
                                 DEVICES      PRODUCTS      UNALLOCATED        TOTAL
                               ----------------------------------------------------------
Net sales                      $ 13,022,541  $17,734,978  $            -   $  30,757,519
Cost of goods sold                6,632,524    9,150,216               -      15,782,740
                               ------------  -----------                   --------------
Gross profit                      6,390,017    8,584,762               -      14,974,779
Selling expenses                    842,805    3,227,320               -       4,070,125
Research and development          1,143,391      683,213               -       1,826,604
                               ------------  -----------                   --------------
Total operating expenses          1,986,196    3,910,533      12,687,402      18,584,131
                               ------------  -----------  ---------------  --------------
Income (loss) from operations  $  4,403,821  $ 4,674,229  $  (12,687,402)  $  (3,609,352)
                               ============  ===========  ===============  ==============

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

Gross  profit.  Gross  profit  decreased  to  39.4% in fiscal 2002 from 48.7% in
--------------
fiscal 2001. Gross profit decreased to 26.6% of sales in the three months ended June 30, 2002 from 39.7% of sales in the three months ended June 30, 2001. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries caused by the following: gross profit was negatively impacted by the unfavorable order mix for sales of therapeutic medical devices; Mystaire scrubber sales had a significant decrease in gross margin on all of its products, predominately due to reduced volume; and increased sales of diagnostic medical devices and sales by Labcaire, which traditionally carry lower gross margins. The Company manufactures and sell both medical devices and industrial products with wide range of product costs and gross margin dollars as a percentage of revenues. An unfavorable mix of high and low gross margin product deliveries is a direct result of the ratio of high gross margin product shipments to total shipments versus low gross margin product shipments to the same total shipments. In both the medical devices and industrial products segments, there are wide variations on gross margin percentages to revenues dependent upon the product. The variation in gross margin percentage based upon product mix is described as either a "favorable" or "unfavorable" mix of high and low margin product deliveries.

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

In June 2002, the Company entered into a ten-year worldwide distribution agreement with Mentor for the sale and distribution of the Lysonix 2000 soft tissue  aspirator  used  for  cosmetic  surgery.  This  agreement  is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. The agreement also was not conditional upon execution of the court settlement.

Other  income  (expense). Other income was $47,317 in fiscal 2002 as compared to
-------------------------
other expense of $3,337,631 in fiscal 2001. Other income was $36,402 in the three months ended June 30, 2002 as compared to other expense of $3,744,955 in the three months ended June 30, 2001. This increase was principally due to the following: an increase in royalty income; a decrease in interest income due to less cash and investments; the prior year included the write-down of investments in Focus and Hearing Innovations and of related notes of $3,822,428 for fiscal year 2001 as compared to $952,897 for fiscal year 2002. The Company is no longer amortizing the investments or recording the equity in loss for its investments in Focus and Hearing Innovations for the fiscal year 2002 since the investments were written down to zero at June 30, 2001, accordingly amortization of the investments for the comparable period in fiscal 2001 was $230,900 and the equity in loss on the investments was $365,259. During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due November 30, 2003, which the Company recorded an allowance against the entire balance of $473,909 and accrued interest of $16,230 for the above loans. During fiscal 2002, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "Focus Debenture"), which the Company recorded an allowance against the entire balance of $300,000 and accrued interest of $16,500 for the above loans.

The  Company  entered  into a loan agreement whereby Focus borrowed $60,000 from the Company which the Company recorded an allowance against the entire balance of $60,000 and accrued interest of $900 for the above loans. In addition to the current loans, included in other income and expense was accrued interest of $33,300 due from Focus Surgery and $52,058 due from Hearing Innovations for loans and debentures issued in prior years.

Income taxes. The effective tax rate is 68.5% for the fiscal year ended June 30,
------------
2002 as compared to an effective tax rate of 35.0% for the fiscal year ended June 30, 2001. The current effective tax rate of 68.5% was impacted by no corresponding income tax benefit from the loss of the impairment of Hearing Innovations and Focus Surgery by $333,406 plus the standard consolidated tax rate of approximately 35%. The loss on impairment of investments is recorded with no corresponding tax benefit since these transactions are capital losses. The benefit for such losses are only utilized to the extent the Company has the ability to generate capital gains.

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

On July 1, 2002, Labcaire replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,384,000 ( 950,000) and bears interest at the bank's base rate plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The current facility is more flexible than the prior facility. The prior facility established a sum certain limit where the current facility has a credit limit based upon United Kingdom domestic and European receivables outstanding. The Company's needs are better served from the current facility. The agreement expires on June 28, 2003 and covers all United Kingdom and European sales.

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

In June 2002, the Company entered into a ten-year worldwide distribution agreement with Mentor Corporation ("Mentor") for the sale and distribution of the Lysonix 2000 soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid
for  product  covered  under  the  agreement.   The  agreement  also  was  not
conditional  upon  execution  of  the  court  settlement.

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

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
--------   ------------------------------------------------

The  independent  auditors' reports and consolidated financial statements listed
in  the  accompanying  index  are  filed as part of this report.   See "Index to
Consolidated  Financial  Statements"  on  page  41.

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

QUARTERLY  FINANCIAL  DATA:

                                                                 FISCAL 2002
                                            Q1           Q2           Q3            Q4           YEAR

Net sales                              $ 6,822,521   $7,503,537  $ 7,371,220   $ 7,893,175   $29,590,453

Gross profit                             3,185,172    3,325,335    3,047,968     2,100,104    11,658,579

Operating expenses                       2,976,732    3,050,663    3,362,634     1,772,590    11,162,619

Income (loss) from operations              208,440      274,672     (314,666)      327,514       495,960

Other income (expense)                     (17,100)     101,855      (73,840)       36,402        47,317

Minority interest in net (loss)
income of  consolidated subsidiaries       (12,186)      42,916       (5,099)       (8,066)       17,565

Income tax provision (benefit)             222,209      158,823     (182,833)      185,982       384,181
                                       ------------  ----------  ------------  ------------  ------------

Net (loss) income                      $   (43,055)  $  260,620  $  (210,772)  $   169,868   $   176,661
                                       ============  ==========  ============  ============  ============

Net (loss) income per share-Basic      $      (.01)  $      .04  $      (.03)  $       .03   $       .03

Net (loss) income per share -Diluted   $      (.01)  $      .04  $      (.03)  $       .03   $       .03


                                                                 FISCAL 2001
                                            Q1           Q2           Q3            Q4           YEAR

Net sales                              $ 6,791,318   $7,616,531  $ 7,404,556   $ 8,945,114   $30,757,519

Gross profit                             3,581,398    3,969,998    3,875,441     3,547,942    14,974,779

Operating expenses                       2,708,145    2,942,237    8,658,479     4,275,270    18,584,131

Income (loss) from operations              873,253    1,027,761   (4,783,038)     (727,328)   (3,609,352)

Other income (expense)                     160,984      209,591       36,749    (3,744,955)   (3,337,631)

Minority interest in net (loss)
income of consolidated subsidiaries         (4,323)      30,566       (6,037)       11,358        31,564

Income tax (benefit) provision          (1,304,246)     506,074   (1,832,997)      208,040    (2,423,129)
                                       ------------  ----------  ------------  ------------  ------------

Net income (loss)                      $ 2,334,160   $  761,844  $(2,919,329)  $(4,668,965)  $(4,492,290)
                                       ============  ==========  ============  ============  ============

Net income (loss) per share-Basic      $       .39   $      .13  $      (.48)  $      (.77)  $      (.75)

Net income (loss) per share -Diluted   $       .36   $      .12  $      (.48)  $      (.77)  $      (.75)


ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
--------   ---------------------------------------------------------------------
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

                                    PART III
                                    --------

ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
---------   ---------------------------------------------------------

The Company currently has four Directors. Their term expires at the Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

                                                                                      DIRECTOR
NAME                           AGE                  PRINCIPAL OCCUPATION                SINCE
---------------------------  --------  -----------------------------------------------  -----
Gary Gelman                        55  Chairman of the Board                             1995
                                       of Directors

Howard Alliger                     75  Director                                          1971

Arthur Gerstenfeld                 74  Director                                          1992

Michael McManus, Jr.               59  President and Chief                               1998
                                       Executive Officer

Richard Zaremba                    47  Vice President, Chief Financial Officer,            --
                                       Secretary and Treasurer

Kenneth Coviello                   50  Vice President - Medical Devices                    --

Dan Voic                           40  Vice President of Research & Development
                                       & Engineering                                       --

Bernhard Berger                    40  Vice President - Industrial/Scientific Products     --

Ronald Manna                       48  Vice President of New Product Development
                                       & Regulatory Affairs                                --

Christopher Thomas                 40  Vice President of Mystaire Products                 --


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

                                               SUMMARY  COMPENSATION  TABLE
                                               ----------------------------

                                    ANNUAL  COMPENSATION        LONG  TERM  COMPENSATION
                                --------------------------  ---------------------------------

NAME AND PRINCIPAL               FISCAL YEAR                           SECURITIES UNDERLYING
POSITION                        ENDED JUNE 30,  SALARY ($)  BONUS ($)   OPTIONS GRANTED (#)

Michael McManus, Jr.                      2002     275,000    150,000                 150,000
President and Chief                       2001     266,687    250,000                 250,000
Executive Officer                         2000     250,000    250,000                       -

Richard Zaremba                           2002     150,000     28,000                  32,000
Vice President,                           2001     135,610     33,000                  30,000
Chief Financial Officer,                  2000     129,096      5,000                       -
Secretary and Treasurer

Kenneth Coviello                          2002     130,000     15,000                  15,000
Vice President of Medical                 2001     126,620          -                  10,000
Products                                  2000       4,808          -                       -

Daniel Voic                               2002      97,729     10,000                   6,500
Vice President of                         2001      92,519      6,000                   7,500
Research & Development &                  2000      74,642      5,000                       -
Engineering

Bernhard Berger                           2002     105,000      3,000                   5,000
Vice President of                         2001      15,952          -                  10,000
Industrial/Scientific Products            2000           -          -                       -

Ronald Manna                              2002     121,072     10,000                  10,000
Vice President of                         2001     116,340     25,000                  15,000
New Product Development &                 2000     113,808     15,000                       -
Regulatory Affairs

Christopher Thomas                        2002     100,000     30,000                  17,000
Vice President of                         2001      95,201     22,000                  15,000
Mystaire Products                         2000      87,348     10,000                       -


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

No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 2002. The following table contains information concerning the number and value, at June 30, 2002, of unexercised options held by executive officers named in the Summary Compensation
Table:

                                                               VALUE OF
                         NUMBER OF SECURITIES                UNEXERCISED
                        UNDERLYING UNEXERCISED              IN-THE-MONEY
                              OPTIONS AT                     OPTIONS AT
                          FISCAL YEAR END (#)            FISCAL YEAR END ($)
NAME                  (EXERCISABLE/UNEXERCISABLE)  (EXERCISABLE/UNEXERCISABLE)(1)
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

Reported upon by the Compensation Committee

          Gary  Gelman               Howard  Alliger

STOCK  OPTIONS

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2002, options to purchase 33,000 shares of Common Stock were outstanding under the 1991 Plan at exercise prices ranging from $2.17 to $7.38 per share with a vesting period ranging from immediate to two years, options to purchase 327,750 shares of Common Stock had been exercised and options to purchase 44,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 339,494 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 with a vesting period of immediate to two years under the 1996 Plan and options to acquire 773,500 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $7.10 with a vesting period of immediate to two years under the 1996 Directors Plan. At June 30, 2002, options to purchase 97,195 shares of Common Stock under the 1996 Plan have been exercised and 155,256 shares have been forfeited (of which options to purchase 141,945 shares have been reissued). At June 30, 2002, options to purchase 150,000 shares of Common Stock under the 1996 Directors Plan have been exercised.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 480,825 shares of Common Stock were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2002, options to purchase 40,350 shares of Common Stock under the 1998 Plan have been forfeited (of which options to purchase 28,925 shares have been reissued) and options to purchase 7,750 shares have been exercised.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 307,394 shares of Common Stock were outstanding under the 2001 Plan at exercise price of $6.07 per share with a vesting period of three years. At June 30, 2002, options to purchase 2,010 shares of Common Stock under the 2001 Plan have been forfeited and no options have been exercised or reissued.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

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

                                                  PERCENT
                                 COMMON STOCK        OF
NAME AND ADDRESS (1)          BENEFICIALLY OWNED   CLASS
----------------------------  -------------------  ------
V4, Inc. . . . . . . . . . .         771,000  (2)   12.4
Howard Alliger . . . . . . .         728,608  (3)   11.7
Gary Gelman. . . . . . . . .         753,500  (4)   11.2
Michael McManus, Jr. . . . .         637,950  (5)    9.6
Dan Purjes . . . . . . . . .         381,597  (6)    6.1
DePrince, Race & Zollo, Inc.         330,400  (7)    5.3
Ronald Manna . . . . . . . .         120,394  (8)    2.0
Arthur Gerstenfeld . . . . .          98,600  (9)    1.6
Richard Zaremba. . . . . . .          54,370 (10)      *
Christopher Thomas . . . . .          43,762 (11)      *
Dan Voic . . . . . . . . . .          31,500 (12)      *
Kenneth Coviello . . . . . .          12,200 (13)      *
Bernard Berger . . . . . . .           5,000 (14)      *
All executive officers and
   Directors as a group
   (ten people). . . . . . .       2,485,884 (15)   40.7
*Less  than  1%

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


Equity Compensation Plans:
--------------------------

---------------------------------------------------------------------------------------------------------------------
Plan category               a) Numbers of securities to be      b) Weighted-       c) Number of securities remaining
                             issued upon the exercise of      average exercise      for future issuance under equity
                            outstanding options, warrants       price of the         compensation plans (excluding
                                     and rights.            outstanding options,   securities reflected in column a)
                                                             warrants and rights
--------------------------  ------------------------------  ---------------------  ----------------------------------
Equity compensation
plans approved by
security holders.
--------------------------  ------------------------------  ---------------------  ----------------------------------
I. September 1991                                   33,000  $                6.90                              14,250
--------------------------  ------------------------------  ---------------------  ----------------------------------
II. 1996 Non-                                      773,500  $                1.69                             201,500
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
Employee Director
Stock Option Plan
--------------------------  ------------------------------  ---------------------  ----------------------------------
III. 1996 Employee                                 339,494  $                5.78                              13,311
Stock Option Plan
--------------------------  ------------------------------  ---------------------  ----------------------------------
IV. 1998 Employee                                  480,825  $                6.41                              11,425
Stock Option Plan
--------------------------  ------------------------------  ---------------------  ----------------------------------
V. 2001 Employee                                   307,394  $                6.07                             692,603
Stock Option Plan
--------------------------  ------------------------------  ---------------------  ----------------------------------
--------------------------  ------------------------------  ---------------------  ----------------------------------
Equity compensation                                      0                      0                                   0
plans not approved
by security holders
--------------------------  ------------------------------  ---------------------  ----------------------------------
Total                                            1,934,213  $                4.37                             933,089
---------------------------------------------------------------------------------------------------------------------


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
---------  ---------------------------------------------------

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

     10(aa) Amendment No. 1 dated January 23, 1997 to Underwriters' Warrant Agreement. (6)

     10(bb)  1996  Non-Employee  Director  Stock  Option  Plan.  (7)

     10(cc)  1996  Employee  Incentive  Stock  Option  Plan.  (7)

     10(ee)  1999  Employee  Stock  Option  Plan.  (8)

     10(ff) Investment Agreement, dated as of May 3, 1999, by and between the Company, and Focus Surgery, Inc. (10)

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

     31.1    Certification by Chief Executive Officer.

     31.2    Certification by Chief Financial Officer.

     32.1    Certification by Chief Executive Officer.

     32.2    Certification by Chief Financial Officer.

     ______________________________
          (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. No. 33-43585).

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


                                   MISONIX,  INC.


                                   By:  /s/  Michael  McManus,  Jr.
                                      -----------------------------
                                      Michael  McManus,  Jr.
                                      President  and  Chief
                                      Executive  Officer


Date:  September 18, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                        Date
---------                                -----                        ----


/s/ Gary Gelman             Chairman of the Board,             September 18, 2003
-------------------------   Director
Gary Gelman



/s/ Michael McManus, Jr.    President, Chief Executive         September 18, 2003
-------------------------   Officer, and Director
Michael McManus, Jr.        (principal executive officer)

 /s/ Richard Zaremba        Vice President, Chief Financial    September 18, 2003
-------------------------   Officer, Treasurer and Secretary
Richard Zaremba             (principal financial and accounting officer)


 /s/ Howard Alliger         Director                           September 18, 2003
-------------------------
Howard Alliger


/s/ Arthur Gerstenfeld      Director                           September 18, 2003
-------------------------
Arthur Gerstenfeld

                                   Item 14(a)
                                   ----------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         MISONIX, INC. and Subsidiaries

                            Year Ended June 30, 2002




                                                                            Page
                                                                            ----

Reports of Independent Auditors . . . . . . . . . . . . . . . . . . . . . .42-43

Consolidated Balance Sheets-June 30, 2002 and 2001. . . . . . . . . . . . . . 44

Consolidated Statements of Operations-Years Ended

  June 30, 2002, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . 45

Consolidated Statements of Stockholders' Equity-Years Ended

  June 30, 2002, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . 46

Consolidated Statements of Cash Flows-Years Ended

  June 30, 2002, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . 47

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . 49

The  following  consolidated  financial  statement  schedule is included in Item
14(a).

  Schedule  II-Valuation  and  Qualifying  Accounts  and  Reserves. . . . . . 71

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

                                              Misonix, Inc. and Subsidiaries

                                                Consolidated Balance Sheets

                                                                                                         JUNE 30,
                                                                                                --------------------------
                                                                                                    2002          2001
ASSETS                                                                                          --------------------------
Current assets:
    Cash and cash equivalents                                                                   $ 1,065,465   $ 3,774,573
    Investments held to maturity                                                                          -     2,015,468
    Accounts receivable, less allowance for doubtful accounts of $223,413 and
         $157,761, respectively                                                                   6,656,932     7,210,461
    Inventories                                                                                   7,170,844     7,874,372
    Prepaid income taxes                                                                          1,391,978             -
    Deferred income taxes                                                                           388,027     2,598,538
    Prepaid expenses and other current assets                                                       715,367       787,765
                                                                                                --------------------------
Total current assets                                                                             17,388,613    24,261,177

Property, plant and equipment, net                                                                3,151,909     3,195,748
Deferred income taxes                                                                             1,757,937     1,550,769
Goodwill                                                                                          4,241,319     4,069,497
Other assets                                                                                        424,674       143,597
                                                                                                --------------------------
Total assets                                                                                    $26,964,452   $33,220,788
                                                                                                ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                                   $   730,092   $   542,532
  Accounts payable                                                                                3,072,234     3,527,449
  Accrued expenses and other current liabilities                                                  1,304,824     1,308,692
  Litigation settlement liabilities                                                                 174,332     6,176,000
  Income taxes payable                                                                                    -       499,827
  Current maturities of long-term debt and capital lease obligations                                252,850       204,176
                                                                                                --------------------------
Total current liabilities                                                                         5,534,332    12,258,676

Long-term debt and capital lease obligations                                                      1,050,254     1,027,921

Deferred income                                                                                     451,073       569,843
Minority interest                                                                                   239,965       257,530

Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock, $.01 par value-shares authorized 10,000,000; 6,180,165 and 6,121,915 issued,
        and 6,105,865 and 6,055,115 outstanding, respectively                                        61,802        61,219
   Additional paid-in capital                                                                    22,313,991    21,924,987
   Retained deficit                                                                              (2,021,059)   (2,197,720)
   Treasury stock, 74,300 and 66,800 shares, respectively                                          (401,974)     (358,237)
   Accumulated other comprehensive loss                                                            (263,932)     (323,431)
                                                                                                --------------------------
Total stockholders' equity                                                                       19,688,828    19,106,818
                                                                                                --------------------------


Total liabilities and stockholders' equity                                                      $26,964,452   $33,220,788
                                                                                                ==========================

                See Notes to Consolidated Financial Statements.

                                    Misonix, Inc. and Subsidiaries

                                 Consolidated Statements of Operations


                                                                         YEAR ENDED JUNE 30,
                                                                   2002          2001          2000
                                                               ----------------------------------------
Net sales                                                      $29,590,453   $30,757,519   $29,042,872

Cost of goods sold                                              17,931,874    15,782,740    15,757,929
                                                               ----------------------------------------
Gross profit                                                    11,658,579    14,974,779    13,284,943

Operating expenses:
    Selling expenses                                             4,502,173     4,070,125     3,163,689
    General and administrative expenses                          6,469,704     6,511,402     5,097,389
    Research and development expenses                            2,103,701     1,826,604     1,372,763
    Litigation (recovery)  settlement expenses                  (1,912,959)    6,176,000             -
                                                               ----------------------------------------
Total operating expenses                                        11,162,619    18,584,131     9,633,841
                                                               ----------------------------------------
Income (loss) from operations                                      495,960    (3,609,352)    3,651,102

Other income (expense):
   Interest income                                                 273,750       538,016       660,002
   Interest expense                                               (133,438)     (145,436)     (154,341)
   Option/license fees                                              24,312        24,313        24,312
   Royalty income                                                  823,642       665,292       636,657
   Amortization of investments                                           -      (230,900)     (208,033)
   Loss on impairment of Hearing Innovations, Inc.                (542,197)   (1,293,372)            -
   Loss on impairment of Focus Surgery, Inc.                      (410,700)   (2,529,056)            -
   Equity in loss of Focus Surgery, Inc.                                 -      (322,565)     (421,785)
   Equity in loss of Hearing Innovations, Inc.                           -       (42,694)      (40,349)
   Foreign currency exchange gain (loss)                            11,948        (1,949)      (10,255)
   Miscellaneous income                                                  -           720         6,033
                                                               ----------------------------------------
Total other income (expense)                                        47,317    (3,337,631)      492,241
                                                               ----------------------------------------

Income (loss) before minority interest and income taxes            543,277    (6,946,983)    4,143,343

Minority interest in net income of consolidated subsidiaries        17,565        31,564         8,514
                                                               ----------------------------------------

Income (loss) before provision (benefit) for income taxes          560,842    (6,915,419)    4,151,857

Income tax provision (benefit)                                     384,181    (2,423,129)    1,630,961
                                                               ----------------------------------------

Net income (loss)                                              $   176,661   $(4,492,290)  $ 2,520,896
                                                               ========================================

Net income (loss) per share - Basic                            $       .03   $      (.75)  $       .42
                                                               ========================================

Net income (loss)  per share - Diluted                         $       .03   $      (.75)  $       .39
                                                               ========================================

Weighted average common shares outstanding -Basic                6,077,546     6,009,482     5,937,685
                                                               ========================================

Weighted average common shares outstanding - Diluted             6,648,761     6,009,482     6,516,387
                                                               ========================================

See Notes to Consolidated Financial Statements.

                                        Misonix, Inc. and Subsidiaries

                                Consolidated Statements of Stockholders' Equity

                                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                  COMMON STOCK
                                 $.01 PAR VALUE     TREASURY STOCK
                                ----------------  -------------------                                  ACCUMULATED
                                                                          ADDITIONAL     RETAINED         OTHER
                               NUMBER               Number                  PAID-IN      EARNINGS     COMPREHENSIVE
                              OF SHARES  AMOUNT   OF SHARES     AMOUNT      CAPITAL     (DEFICIT)     (LOSS) INCOME
                              ---------  -------  ----------  ----------  -----------  ------------  ---------------
BALANCE, JUNE 30, 1999        5,927,470  $59,275          -           -   $21,719,553  $  (226,326)  $      (10,117)
Net income                            -        -          -           -             -    2,520,896                -
Foreign currency translation
    adjustment                        -        -          -           -             -            -          (44,906)

Comprehensive income                  -        -          -           -             -            -                -

Exercise of employee options     40,347      403          -           -        71,648            -                -
Purchase of treasury stock            -        -    (42,900)  $(219,006)            -            -                -
Non-cash compensation charge          -        -          -           -        10,768            -                -
                              ---------  -------  ----------  ----------  -----------  ------------  ---------------
BALANCE, JUNE 30, 2000        5,967,817   59,678    (42,900)   (219,006)   21,801,969    2,294,570          (55,023)
Net loss                              -        -          -           -             -   (4,492,290)               -
Foreign currency translation
    adjustment                        -        -          -           -             -            -         (268,408)

Comprehensive loss                    -        -          -           -             -            -                -

Exercise of employee options    154,098    1,541          -           -       123,018            -                -
Purchase of treasury stock            -        -    (23,900)   (139,231)            -            -                -
                              ---------  -------  ----------  ----------  -----------  ------------  ---------------
BALANCE, JUNE 30, 2001        6,121,915   61,219    (66,800)   (358,237)   21,924,987   (2,197,720)        (323,431)
Net  income                           -        -          -           -             -      176,661                -
Foreign currency translation
    adjustment                        -        -          -           -             -            -           59,499

Comprehensive income                  -        -          -           -             -            -                -

Exercise of employee options     58,250      583          -           -       389,004            -                -
Purchase of treasury stock            -        -     (7,500)    (43,737)            -            -                -
                              ---------  -------  ----------  ----------  -----------  ------------  ---------------
BALANCE, JUNE 30, 2002        6,180,165  $61,802    (74,300)  $(401,974)  $22,313,991  $(2,021,059)  $     (263,932)
                              =========  =======  ==========  ==========  ===========  ============  ===============


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

MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. Included in sales of medical devices, sales to one customer (United States Surgical Corporation) in 2002, 2001 and 2000 were approximately $4,060,000, $7,685,000 and $7,849,000, respectively. Accounts receivable from this customer were approximately $969,000 and $2,079,000 at June 30, 2002 and 2001, respectively. At June 30,
2002 and 2001, the Company's accounts receivable with customers outside the United States were approximately $2,874,000 and $1,725,000, respectively, of which $2,687,000 and $1,519,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations.

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




RECENT  ACCOUNTING  PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which supercedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, SFAS 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

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

     Condensed Balance Sheet Information
     -----------------------------------

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

Summarized financial information of Focus as of and for the year ended June 30, 2002 and 2001 are as follows:

Condensed  Statement  of  Operations  Information
-------------------------------------------------

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

On July 1, 2002, Labcaire replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,384,000 (Lbs. Sterling 950,000) and bears interest at the bank's base rate plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The current facility is more flexible than the prior facility. The prior facility established a sum certain limit where the current facility has a credit limit based upon United Kingdom domestic and European receivables outstanding. The agreement expires on June 28, 2003 and covers all United Kingdom and European sales.

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

On July 1 2002, Labcaire transferred its mortgage loan on their facility to Lloyds TSB from HSBC Bank plc. The property loan of Lbs. Sterling 670,000 is repayable over 180 months with interest at base rate (4% at July 1, 2002) plus 1.75% and is collateralized by a security interest in certain assets of Labcaire.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001

At  June 30, 2002, future principal maturities of long-term debt are as follows:

          2003                   $ 57,654
          2004                     62,630
          2005                     65,543
          2006                     68,456
          2007                     71,368
          Thereafter              638,736
                                 --------
                                  964,387
                              ===========

7.    ACCRUED  EXPENSES  AND  OTHER  CURRENT  LIABILITIES

The following summarizes accrued expenses and other current liabilities:

                                                      JUNE 30,
                                                  2002        2001
                                               ----------------------
     Accrued payroll and vacation              $  165,350  $  135,651
     Accrued sales tax                              7,262       1,305
     Accrued commissions and bonuses              216,343     440,603
     Customer deposits and deferred contracts     526,560     557,965
     Accrued professional fees                    229,750      45,889
     Warranty                                      68,000      68,000
     Other                                         91,559      59,279
                                               ----------  ----------
                                               $1,304,824  $1,308,692
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

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2002:

                                                 Capital         Operating
                                                  Leases          Leases
                                              ---------------  ------------

2003                                          $      219,869   $    613,797
2004                                                 112,443        604,915
2005                                                  32,080        608,572
2006                                                  15,761          4,315
2007                                                  15,761              -
                                              ---------------  ------------
Total minimum lease payments                         395,914   $  1,831,599
                                                               ============
Amounts representing interest                        (57,197)
                                              ---------------

Present value of net minimum lease payments
(including current portion of $195,196)       $      338,717
                                              ===============

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

9.  STOCK  BASED  COMPENSATION  PLANS

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of common stock, $.01 par value ("Common Stock"). Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive stock options. The 1991 Plan provides for the granting of, at the discretion of the Board of Directors, options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") to certain employees and options not intended to so qualify ("Nonqualified Stock Options") to employees, consultants and directors. At June 30, 2002, options to purchase 33,000 shares of Common Stock were outstanding under the 1991 Plan at exercise prices ranging from $2.17 to $7.38 per share with a vesting period ranging from immediate to two years, options to purchase 327,750 shares of Common Stock had been exercised and options to purchase 44,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. Both of these Plans and the transactions under which options to acquire 898,500 shares were granted were ratified and approved at the annual meeting of shareholders on February 19, 1997. At June 30, 2002, options to purchase 339,494 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 with a vesting period of immediate to two years under the 1996 Plan and options to acquire 773,500 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $7.10 with a vesting period of immediate to two years under the 1996 Directors Plan. At June 30, 2002, options to purchase 97,195 shares of Common Stock under the 1996 Plan have been exercised and 155,256 shares have been forfeited (of which options to purchase 141,945 shares have been reissued). At June 30, 2002, options to purchase
150,000 shares of Common Stock under the 1996 Directors Plan have been exercised.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 480,825 shares of Common Stock were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2002, options to purchase 40,350 shares of Common Stock under the 1998 Plan have been forfeited (of which options to purchase 28,925 shares have been reissued) and options to purchase 7,750 shares have been exercised.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock of the Company. At June 30, 2002, options to purchase 307,394 shares of Common Stock were outstanding under the 2001 Plan at an exercise price of $6.07 per share with a vesting period of three years. At June 30, 2002, options to purchase 2,010 shares of Common Stock under the 2001 Plan have been forfeited and no options have been exercised.

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

The following table summarizes information about stock options outstanding at June 30, 2002, 2001 and 2000:

                                               OPTIONS
                                   -------------------------------
                                                    WEIGHTED AVG.
                                       SHARES      EXERCISE PRICE
                                   -------------------------------
               June 30, 1999           1,412,050   $          2.70
               Granted                    48,695              6.91
               Exercised                 (40,347)             1.79
               Forfeited                 (66,378)             8.10
                                   -------------------------------
               June 30, 2000           1,354,020              2.62


                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001

               Granted                   532,525              7.23
               Exercised                (154,098)              .77
               Forfeited                 (28,343)             6.57
                                   -------------------------------
               June 30, 2001           1,704,104              3.23
               GRANTED                   309,404              6.07
               EXERCISED                 (58,250)             6.69
               FORFEITED                 (21,045)             6.25
                                   -------------------------------
               JUNE 30, 2002           1,934,213              6.64
                                   ===============================

                                                    2002       2001        2000
                                                    ----       ----        ----

Weighted average fair value of options granted     $ 3.02     $ 5.02     $  4.97

The following table summarizes information about stock options outstanding at June 30, 2002:

                         Options Outstanding           Options Exercisable
                 ------------------------------------  -------------------
                                 Weighted Average                Weighted
                              -----------------------            Average
Range of                      Contractual   Exercise             Exercise
Exercise Price     Number     Life (Yrs)     Price      Number    Price
-------------------------------------------------------------------------

$  .73               628,500            5  $      .73   628,500  $    .73
$ 2.17 - 5.31        421,850            6  $     4.27   421,850  $   4.27
$ 5.50 - 7.57        858,863            8  $     6.77   538,969  $   7.18
$12.33 - 18.50        25,000            5  $    14.80    25,000  $  14.80
                 --------------------------------------------------------
                   1,934,213            7  $     4.37 1,614,319  $   4.03
                 ========================================================

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

For the year ended June 30, 2002:

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001

                                                          (a)
                            Medical    Industrial    Corporate and
                            Devices     Products      Unallocated        Total
                          ---------------------------------------------------------
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
                          ===========  ===========  ===============  ==============

For the year ended June 30, 2001:

                                                                (a)
                                 Medical     Industrial    Corporate and
                                 Devices      Products      Unallocated        Total
                               ----------------------------------------------------------
Net sales                      $ 13,022,541  $17,734,978  $            -   $  30,757,519
Cost of goods sold                6,632,524    9,150,216               -      15,782,740
                               ------------  -----------                   --------------
Gross profit                      6,390,017    8,584,762               -      14,974,779
Selling expenses                    842,805    3,227,320               -       4,070,125
Research and development          1,143,391      683,213               -       1,826,604
                               ------------  -----------                   --------------
Total operating expenses          1,986,196    3,910,533      12,687,402      18,584,131
                               ------------  -----------  ---------------  --------------
Income (loss) from operations  $  4,403,821  $ 4,674,229  $  (12,687,402)  $  (3,609,352)
                               ============  ===========  ===============  ==============

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

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                                        Year ended June 30,
                                  2002         2001         2000
                               -------------------------------------
     United States             $19,272,670  $22,868,093  $18,323,363
     Canada                        230,567      162,526    2,757,565
     Mexico                         13,000        2,000       14,854
     United Kingdom              7,526,478    5,646,655    5,383,518
     Europe                        980,633      966,349    1,345,879
     Asia                          890,621      771,805      652,841
     Middle East                   146,387      138,898      333,904
     Other                         530,097      201,193      230,954
                               -------------------------------------
                               $29,590,453  $30,757,519  $29,042,872
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
                =======================================

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) for the periods ended June 30 is as follows:

                                                 2002         2001         2000
                                              -------------------------------------

          Tax (benefit) at Federal statutory
             rates                            $ 190,686   $(2,351,242)  $1,411,631
          State income taxes, net of
             Federal benefit                     22,592      (241,076)     144,481
          Foreign tax rate differential         (61,934)      (31,224)     (54,534)
          Valuation allowance                   333,406       349,012            -
          Goodwill                                    -       117,259       41,480
          Travel and entertainment                3,384         8,036        4,787
          Other                                (103,953)     (273,894)      83,116
                                              -------------------------------------
                                              $ 384,181   $(2,423,129)  $1,630,961
                                              =====================================

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

In June 2002, the Company entered into a ten-year worldwide distribution agreement with Mentor for the sale and distribution of the Lysonix 2000 soft tissue  aspirator  used  for  cosmetic  surgery.  This  agreement  is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. The agreement also was not conditional upon execution of the court settlement. (See note 10)

14.  EMPLOYEE  PROFIT  SHARING  PLAN

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

Schedule  II
.. . . . . .


                                   MISONIX, INC.
                   Valuation and Qualifying Accounts and Reserves
                      Years ended June 30, 2002, 2001 and 2000


Column A              Column B         Column C           Column D       Column E
                     Balance at        Additions          Additions     Balance at
                      Beginning      (Recoveries)       (deductions)-     end of
Description           of period   Charged (Credited)      describe        period
                                      to cost and
                                       expenses
-----------------------------------------------------------------------------------

Allowance for
doubtful accounts:
Year ended June 30:

      2002           $   157,761  $           97,210   $    31,558 (A)  $   223,413

      2001           $   200,429  $          (33,698)  $     8,970 (A)  $   157,761

      2000           $    88,757  $         (366,612)  $   478,284 (A)  $   200,429


(A) Reduction in allowance for doubtful accounts due to write-off of accounts receivable balance.