Form 10-Q/A
period 2002-12-31
MISONIX INC
filed 2003-09-19
CIK 880432

FORM 10-Q/A
                                Amendment No. 2

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

               Commission  file  number:      1-10986

                                  MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New  York                                          11-2148932
           ---------                                     -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


1938 New Highway, Farmingdale, NY                               11735
---------------------------------                               -----
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

     Yes   X      No
          ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes          No   X
          ---         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                             Outstanding at
          Class of Common Stock             February 1, 2003
          ------------------------          ----------------
          Common Stock, $.01 par value          6,644,365

                                  MISONIX, INC.
                                  -------------

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                              PAGE

Item  1.  Financial  Statements:

     Consolidated  Balance  Sheets  as  of
     December  31,  2002  (Unaudited)  and June 30, 2002                       3

     Consolidated  Statements  of  Operations
     Six  months  ended  December  31,  2002
     and  2001  (Unaudited)                                                    4

     Consolidated  Statements  of  Operations
     Three  months  ended  December  31,  2002
     and  2001  (Unaudited)                                                    5

     Consolidated  Statements  of  Cash  Flows
     Six  months  ended  December  31,  2002                                   6
     and  2001  (Unaudited)

     Notes  to  Consolidated  Financial  Statements                         7-11


Item 2.   Management's Discussion and Analysis of Financial Condition      12-21
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          22

Item 4.   Controls  and  Procedures                                           22

Part  II  -  OTHER  INFORMATION                                               23

Item 6.  Exhibits  and  Reports  on  Form  8-K                                23

Signatures                                                                    24

Certifications                                                             25-28

PART  I  -  FINANCIAL  INFORMATION
Item  1.  Financial  Statements.

                                               MISONIX, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                        ===========================

                                                                                 DECEMBER 31,    June 30,
                                                                                     2002          2002
                                                                                 ------------  ------------
ASSETS                                                                           (UNAUDITED)     Audited
                                                                                 ------------  ------------
Current assets:
    Cash and cash equivalents                                                    $ 1,330,933   $ 1,065,465
    Accounts receivable, less allowance for doubtful accounts of $231,544 and
         $223,413, respectively                                                    6,917,694     6,656,932
    Inventories                                                                    8,817,528     7,170,844
    Prepaid income taxes                                                           1,903,168     1,391,978
    Deferred income taxes                                                            412,174       388,027
    Prepaid expenses and other current assets                                        614,472       715,367
                                                                                 ------------  ------------
Total current assets                                                              19,995,969    17,388,613

Property, plant and equipment, net                                                 3,511,668     3,151,909
Deferred income taxes                                                                577,104     1,757,937
Goodwill                                                                           4,473,713     4,241,319
Other assets                                                                         302,406       424,674
                                                                                 ------------  ------------
Total assets                                                                     $28,860,860   $26,964,452
                                                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                    $ 1,195,076   $   730,092
  Accounts payable                                                                 3,580,796     3,072,234
  Accrued expenses and other current liabilities                                   1,215,905     1,304,824
  Litigation settlement liabilities                                                  170,000       174,332
  Current maturities of long-term debt and capital lease obligations                 288,688       252,850
                                                                                 ------------  ------------
Total current liabilities                                                          6,450,465     5,534,332

Long-term debt and capital lease obligations                                       1,252,373     1,050,254

Deferred income                                                                      490,377       451,073
Minority interest                                                                    206,130       239,965

Stockholders' equity:
   Common stock, $.01 par value-shares authorized 10,000,000; 6,718,665 issued,
        6,644,365 outstanding                                                         67,186        61,802
   Additional paid-in capital                                                     22,701,711    22,313,991
   Retained deficit                                                               (1,856,861)   (2,021,059)
   Treasury stock, 74,300 shares                                                    (401,974)     (401,974)
   Accumulated other comprehensive loss                                              (48,547)     (263,932)
                                                                                 ------------  ------------
Total stockholders' equity                                                        20,461,515    19,688,828
                                                                                 ------------  ------------

Total liabilities and stockholders' equity                                       $28,860,860   $26,964,452
                                                                                 ============  ============


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   ===========

                                                       FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                          2002          2001
                                                      ------------  ------------
Net sales                                             $15,184,835   $14,326,058

Cost of goods sold                                      8,822,459     7,815,551
                                                      ------------  ------------

Gross profit                                            6,362,376     6,510,507

Operating expenses:
    Selling expenses                                    2,032,563     2,057,488
    General and administrative expenses                 3,152,131     3,005,710
    Research and development expenses                   1,015,888       964,197
    Litigation (recovery) settlement expenses            (152,628)            -
                                                      ------------  ------------
Total operating expenses                                6,047,954     6,027,395
                                                      ------------  ------------
Income from operations                                    314,422       483,112

Other income (expense):
    Interest income                                        41,398       244,923
    Interest expense                                      (87,480)      (71,860)
    Option/license fees                                    12,156        12,156
    Royalty income                                        248,645       441,137
    Foreign exchange gain                                   2,245          (259)
    Loss on impairment of Hearing Innovations, Inc.      (182,907)     (214,640)
    Loss on impairment of Focus Surgery, Inc.             (13,725)     (326,702)
                                                      ------------  ------------
  Total other income                                       20,332        84,755

Income before minority interest and income taxes          334,754       567,867

Minority interest in net income of consolidated
subsidiaries                                               33,836        30,730
                                                      ------------  ------------

Income before income taxes                                368,590       598,597

Income tax expense                                        204,392       381,032
                                                      ------------  ------------

Net income                                            $   164,198   $   217,565
                                                      ============  ============

Net income per share-Basic                            $       .03   $       .04
                                                      ============  ============

Net income per share - Diluted                        $       .03   $       .03
                                                      ============  ============

Weighted average common shares outstanding - Basic      6,308,526     6,053,965
                                                      ============  ============

Weighted average common shares outstanding - Diluted    6,554,421     6,530,789
                                                      ============  ============


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   ===========

                                                     FOR THE THREE MONTHS ENDED
                                                          DECEMBER  31,
                                                         2002         2001
                                                      -----------  -----------
Net sales                                             $8,174,513   $7,503,537

Cost of goods sold                                     4,769,355    4,178,202
                                                      -----------  -----------

Gross profit                                           3,405,158    3,325,335

Operating expenses:
    Selling expenses                                   1,096,960    1,027,543
    General and administrative expenses                1,632,258    1,518,178
    Research and development expenses                    476,562      504,942
    Litigation (recovery) settlement expenses            (25,326)           -
                                                      -----------  -----------
Total operating expenses                               3,180,454    3,050,663
                                                      -----------  -----------
Income from operations                                   224,704      274,672

Other income (expense):
    Interest income                                        2,684       98,372
    Interest expense                                     (44,503)     (35,965)
    Option/license fees                                    6,078       12,156
    Royalty income                                       126,000      147,782
    Foreign exchange gain                                 (1,038)      (1,231)
    Loss on impairment of Hearing Innovations, Inc.      (84,000)    (105,153)
    Loss on impairment of Focus Surgery, Inc.                  -      (14,106)
                                                      -----------  -----------
  Total other income                                       5,221      101,855

Income before minority interest and income taxes         229,925      376,527

Minority interest in net income of consolidated
subsidiaries                                              40,553       42,916
                                                      -----------  -----------

Income before income taxes                               270,478      419,443

Income tax expense                                       157,437      158,823
                                                      -----------  -----------

Net income                                            $  113,041   $  260,620
                                                      ===========  ===========

Net income per share-Basic                            $      .02   $      .04
                                                      ===========  ===========

Net income per share - Diluted                        $      .02   $      .04
                                                      ===========  ===========

Weighted average common shares outstanding - Basic     6,511,188    6,052,755
                                                      ===========  ===========

Weighted average common shares outstanding - Diluted   6,598,096    6,585,953
                                                      ===========  ===========


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                                              MISONIX, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                               ===========

                                                                                FOR THE SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                   2002         2001
                                                                               ------------  -----------
OPERATING ACTIVITIES
Net income                                                                     $   164,198   $  217,565
Adjustments to reconcile net income to net cash used in operating activities:
     Bad debt expense                                                               29,530       45,873
     Litigation recovery                                                          (152,628)           -
     Deferred income tax expense                                                   (19,398)      72,609
     Depreciation and amortization                                                 327,684      290,948
     Loss on disposal of equipment                                                  66,873            -
     Deferred income                                                                39,304      (26,454)
     Foreign currency exchange gain                                                 (2,245)         259
     Minority interest in net income of subsidiaries                               (33,836)     (30,730)
     Loss on impairment of investments                                             196,632      541,342
     Changes in operating assets and liabilities:
        Accounts receivable                                                         (1,483)     944,461
        Inventories                                                             (1,269,619)    (324,020)
        Prepaid income taxes                                                       657,914            -
        Prepaid expenses and other current assets                                   (7,662)     (71,980)
        Other assets                                                               160,842      (98,286)
        Accounts payable and accrued expenses                                      192,804     (954,259)
        Litigation settlement liabilities                                           (4,332)    (100,000)
        Income taxes payable                                                       (36,292)    (126,706)
                                                                               ------------  -----------
Net cash provided by operating activities                                          308,286      380,622
                                                                               ------------  -----------
INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                      (267,025)    (109,080)
Purchase of Labcaire stock                                                        (232,394)     (99,531)
Redemption of investments held to maturity                                               -    2,015,468
Purchase of convertible debentures - Focus Surgery, Inc.                                 -     (300,000)
Loans to Focus Surgery, Inc.                                                             -      (36,858)
Loans to Hearing Innovations, Inc.                                                (159,666)    (204,484)
                                                                               ------------  -----------
Net cash (used in) provided by investing activities                               (659,085)   1,265,515
                                                                               ------------  -----------
FINANCING ACTIVITIES
Proceeds from (payments of) short-term borrowings, net                             360,815      292,379
Principal payments on capital lease obligations                                   (134,008)    (128,798)
Proceeds from long-term debt                                                        11,409
Payments of long-term debt                                                         (10,754)     (43,737)
Proceeds from exercise of stock options                                            393,104       89,812
Purchase of treasury stock                                                               -      (27,593)
                                                                               ------------  -----------
Net cash provided by financing activities                                          620,566      182,063
                                                                               ------------  -----------

Effect of exchange rate changes on assets and liabilities                           (4,299)      46,918
                                                                               ------------  -----------
Net increase in cash and cash equivalents                                          265,468    1,875,118
Cash and cash equivalents at beginning of year                                   1,065,465    3,774,573
                                                                               ------------  -----------
Cash and cash equivalents at end of year                                       $ 1,330,933   $5,649,691
                                                                               ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                                       $    87,480   $   71,860
                                                                               ============  ===========
Income taxes                                                                   $  (531,213)  $  366,965
                                                                               ============  ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease additions                                                        $   237,785   $   67,668
                                                                               ============  ===========

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

3.   Inventories
     -----------

     Inventories  are  summarized  as  follows:

                 DECEMBER 31, 2002   June 30, 2002
                 ------------------  --------------
Raw materials    $        4,442,882  $    3,701,925
Work-in-process           1,478,587         824,289
Finished goods            2,896,059       2,644,630
                 ------------------  --------------
                 $        8,817,528  $    7,170,844
                 ==================  ==============

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

     For  the  six  months  ended  December  31,  2002:

                                                         (a)
                           MEDICAL    INDUSTRIAL    CORPORATE AND
                           DEVICES     PRODUCTS      UNALLOCATED       TOTAL
                          ----------  -----------  ---------------  -----------
Net sales                 $7,211,580  $ 7,973,255  $            -   $15,184,835
Cost of goods sold         4,082,186    4,740,273               -     8,822,459
                          ----------  -----------                   -----------
Gross profit               3,129,394    3,232,982               -     6,362,376
Selling expenses             643,680    1,388,883               -     2,032,563
Research and development
  expenses                   690,853      325,035               -     1,015,888
                          ----------  -----------                   -----------
Total operating expenses   1,334,533    1,713,918       2,999,503     6,047,954
                          ----------  -----------  ---------------  -----------
Income from operations    $1,794,861  $ 1,519,064  $   (2,999,503)  $   314,422
                          ==========  ===========  ===============  ===========


(a) Amount represents general and administrative and litigation (recovery) settlement expenses.

For  the  three  months  ended  December  31,  2002:

                                                         (a)
                            Medical    Industrial    Corporate and
                            Devices     Products      Unallocated      Total
                          -----------  -----------  ---------------  ----------
Net sales                 $ 4,042,908  $ 4,131,605  $            -   $8,174,513
Cost of goods sold          2,238,416    2,530,939               -    4,769,355
                          -----------  -----------                   ----------
Gross profit                1,804,492    1,600,666               -    3,405,158
Selling expenses              376,055      720,905               -    1,096,960
Research and development
  expenses                    307,832      168,730               -      476,562
                          -----------  -----------                   ----------
Total operating expenses      683,887      889,635       1,606,932    3,180,454
                          -----------  -----------  ---------------  ----------
Income from operations    $ 1,120,605  $   711,031  $   (1,606,932)  $  224,704
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


For  the  six  months  ended  December  31,  2001:

                                                         (a)
                            Medical    Industrial    Corporate and
                            Devices     Products      Unallocated       Total
                          -----------  -----------  ---------------  -----------
Net sales                 $ 5,804,101  $ 8,521,957  $            -   $14,326,058
Cost of goods sold          3,152,693    4,662,858               -     7,815,551
                          -----------  -----------                   -----------
Gross profit                2,651,408    3,859,099               -     6,510,507
Selling expenses              462,045    1,595,443               -     2,057,488
Research and development
  expenses                    678,589      285,608               -       964,197
                          -----------  -----------                   -----------
Total operating expenses    1,140,634    1,881,051       3,005,710     6,027,395
                          -----------  -----------  ---------------  -----------
Income from operations    $ 1,510,774  $ 1,978,048  $   (3,005,710)  $   483,112
                          ===========  ===========  ===============  ===========

(a)  Amount  represents  general  and  administrative  expenses.

For the three months ended December 31, 2001:

                                                         (a)
                            Medical    Industrial    Corporate and
                            Devices     Products      Unallocated      Total
                          -----------  -----------  ---------------  ----------
Net sales                 $ 3,061,963  $ 4,441,574  $            -   $7,503,537
Cost of goods sold          1,745,664    2,432,538               -    4,178,202
                          -----------  -----------                   ----------
Gross profit                1,316,299    2,009,036               -    3,325,335
Selling expenses              210,126      817,417               -    1,027,543
Research and development
  expenses                    357,016      147,926               -      504,942
                          -----------  -----------                   ----------
Total operating expenses      567,142      965,343       1,518,178    3,050,663
                          -----------  -----------  ---------------  ----------
Income from operations    $   749,157  $ 1,043,693  $   (1,518,178)  $  274,672
                          ===========  ===========  ===============  ==========

(a)  Amount  represents  general  and  administrative  expenses.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For  the  six  months  ended  December  31:

                    2002         2001
                 -----------  -----------
                      (IN THOUSANDS)
United States    $10,066,000  $10,530,000
Canada               166,000      116,000
Mexico                 3,000            -
United Kingdom     3,645,000    2,611,000
Europe               677,000      420,000
Asia                 495,000      484,000
Middle East           43,000      109,000
Other                 90,000       56,000
                 -----------  -----------
                 $15,185,000  $14,326,000
                 ===========  ===========

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

7.   Revolving  Credit  Facilities
     -----------------------------

     On July 1, 2002, Labcaire replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The current facility is more flexible than the prior facility. The prior facility established a sum certain limit where the current facility has a credit limit based upon United Kingdom domestic and European receivables outstanding. The Company's needs are better served from the current facility. The amount of this facility is approximately $1,384,000 (950,000 Lbs. Sterling) and bears interest at the bank's base rate plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires on June 28, 2003 and covers all United Kingdom and European sales.

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


The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For  the  six  months  ended  December  31:


                    2002         2001
                 -----------  -----------
                     (IN THOUSANDS)
United States    $10,066,000  $10,530,000
Canada               166,000      116,000
Mexico                 3,000            -
United Kingdom     3,645,000    2,611,000
Europe               677,000      420,000
Asia                 495,000      484,000
Middle East           43,000      109,000
Other                 90,000       56,000
                 -----------  -----------
                 $15,185,000  $14,326,000
                 ===========  ===========

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)
===================================================================

Summarized financial information for each of the business segments are as follows:

For the six months ended December 31, 2002:

                                                          (a)
                            Medical    Industrial    Corporate and
                            Devices     Products      Unallocated       Total
                          -----------  -----------  ---------------  -----------
Net sales                 $ 7,211,580  $ 7,973,255  $            -   $15,184,835
Cost of goods sold          4,082,186    4,740,273               -     8,822,459
                          -----------  -----------                   -----------
Gross profit                3,129,394    3,232,982               -     6,362,376
Selling expenses              643,680    1,388,883               -     2,032,563
Research and development
  expenses                    690,853      325,035               -     1,015,888
                          -----------  -----------                   -----------
Total operating expenses    1,334,533    1,713,918       2,999,503     6,047,954
                          -----------  -----------  ---------------  -----------
Income from operations    $ 1,794,861  $ 1,519,064  $   (2,999,503)  $   314,422
                          ===========  ===========  ===============  ===========

(a) Amount represents general and administrative and litigation (recovery) settlement expenses.

For the six months ended December 31, 2001:

                                                          (a)
                            Medical    Industrial    Corporate and
                            Devices     Products      Unallocated       Total
                          -----------  -----------  ---------------  -----------
Net sales                 $ 5,804,101  $ 8,521,957  $            -   $14,326,058
Cost of goods sold          3,152,693    4,662,858               -     7,815,551
                          -----------  -----------                   -----------
Gross profit                2,651,408    3,859,099               -     6,510,507
Selling expenses              462,045    1,595,443               -     2,057,488
Research and development
  expenses                    678,589      285,608               -       964,197
                          -----------  -----------                   -----------
Total operating expenses    1,140,634    1,881,051       3,005,710     6,027,395
                          -----------  -----------  ---------------  -----------
Income from operations    $ 1,510,774  $ 1,978,048  $   (3,005,710)  $   483,112
                          ===========  ===========  ===============  ===========

(a)  Amount  represents  general  and  administrative  expenses.


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

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)
===================================================================

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

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement during the first and second quarters of fiscal 2003 of $152,628. The reversal of litigation represents the sale of Lysonix 2000 units by Mentor Corporation that were previously reserved for in connection with inventory received under the settlement agreement from LySonix, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

OTHER  INCOME  (EXPENSE):  Other income during the six months ended December 31,
-------------------------
2002 was $20,332. During the six months ended December 31, 2001, other income was $84,755. The decrease of $64,423 was principally due to a decrease in loss on impairment of investments of $344,710, offset by lower interest income of $203,525 and reduced royalty income of $192,492. During fiscal 2003, the Company entered into seven loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $159,666 due November 30, 2003, which the Company recorded an allowance against the entire balance of $159,666 and accrued interest of $23,241.

INCOME  TAXES: The effective tax rate is 55.5% for the six months ended December
--------------
31, 2002 as compared to an effective tax rate of 63.7% for the six months ended December 31, 2001. The current effective income tax rate of 55.5% was impacted by no corresponding income tax benefit from the loss of the impairment of Hearing Innovations and Focus Surgery by $75,516 plus the standard consolidated tax rate of approximately 35%. The loss on impairments of Hearing Innovations and Focus Surgery are recorded with no corresponding tax benefit due to these transactions are capital losses. Benefit for such losses are only utilized if the Company has the ability to generate capital gains.

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

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For  the  three  months  ended  December  31:

                    2002         2001
                 -----------  ----------
                     (IN THOUSANDS)
United States    $ 5,585,000  $5,457,000
Canada                60,000      79,000
Mexico                 3,000           -
United Kingdom     1,930,000   1,359,000
Europe               205,000     206,000
Asia                 341,000     313,000
Middle East           30,000      78,000
Other                 21,000      11,000
                 -----------  ----------
                 $8,175,0000  $7,503,000
                 ===========  ==========

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

Summarized financial information for each of the business segments are as follows:

For  the  three  months  ended  December  31,  2002:

                                                          (a)
                            Medical    Industrial    Corporate and
                            Devices     Products      Unallocated      Total
                          -----------  -----------  ---------------  ----------
Net sales                 $ 4,042,908  $ 4,131,605  $            -   $8,174,513
Cost of goods sold          2,238,416    2,530,939               -    4,769,355
                          -----------  -----------                   ----------
Gross profit                1,804,492    1,600,666               -    3,405,158
Selling expenses              376,055      720,905               -    1,096,960
Research and development
  expenses                    307,832      168,730               -      476,562
                          -----------  -----------                   ----------
Total operating expenses      683,887      889,635       1,606,932    3,180,454
                          -----------  -----------  ---------------  ----------
Income from operations    $ 1,120,605  $   711,031  $   (1,606,932)  $  224,704
                          ===========  ===========  ===============  ==========

(a) Amount represents general and administrative and litigation (recovery) settlement expenses.

For  the  three  months  ended  December  31,  2001:

                                                          (a)
                            Medical    Industrial    Corporate and
                            Devices     Products      Unallocated      Total
                          -----------  -----------  ---------------  ----------
Net sales                 $ 3,061,963  $ 4,441,574  $            -   $7,503,537
Cost of goods sold          1,745,664    2,432,538               -    4,178,202
                          -----------  -----------                   ----------
Gross profit                1,316,299    2,009,036               -    3,325,335
Selling expenses              210,126      817,417               -    1,027,543
Research and development
  expenses                    357,016      147,926               -      504,942
                          -----------  -----------                   ----------
Total operating expenses      567,142      965,343       1,518,178    3,050,663
                          -----------  -----------  ---------------  ----------
Income from operations    $   749,157  $ 1,043,693  $   (1,518,178)  $  274,672
                          ===========  ===========  ===============  ==========

(a)  Amount  represents  general  and  administrative  expenses.

GROSS  PROFIT:  Gross  profit  decreased  to  41.7%  for  the three months ended
--------------
December 31, 2002 from 44.3% for the three months ended December 31, 2001. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries for industrial products, primarily ultrasonic products and the reduced revenue volume for industrial products. The decrease is offset by an increase in gross profit of diagnostic medical devices

SELLING EXPENSES: Selling expenses increased $69,417 to $1,096,960 for the three
-----------------
months ended December 31, 2002 from $1,027,543 for the three months ended December 31, 2001. Medical device selling expenses increased $165,929 predominantly due to additional sales and marketing efforts for diagnostic medical devices. Industrial selling expenses decreased $96,512 predominantly due to a decrease in fume enclosure, ultrasonic and wet scrubber commissions and wet scrubber marketing expenses offset by an increase in marketing efforts by Labcaire.

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

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement during the second quarter of fiscal 2003 of $25,326. The reversal of litigation represents the sale of Lysonix 2000 units by Mentor Corporation that were previously reserved for in connection with inventory received under the settlement agreement from LySonix, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

OTHER  INCOME (EXPENSE): Other income during the three months ended December 31,
------------------------
2002 was $5,221. During the three months ended December 31, 2001, other income was $101,855. The decrease of $96,634 was principally due to a decrease in loss on impairment of investments of $35,259, offset by lower interest income of $95,688 and reduced royalty income of $21,782. During the three months ended December 31, 2003, the Company entered into five loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $84,000 due November 30, 2003, which the Company recorded an allowance against the entire balance of $84,000 for the above loans.

INCOME  TAXES:  The  effective  tax  rate  is  58.2%  for the three months ended
--------------
December 31, 2002 as compared to an effective tax rate of 37.9% for the three months ended December 31, 2001. The current effective income tax rate of 55.5% was impacted by no corresponding income tax benefit from the loss of the impairment of Hearing Innovations and Focus Surgery by $31,590 plus the standard consolidated tax rate of approximately 35%. The loss on impairments of Hearing Innovations and Focus Surgery are recorded with no corresponding tax benefit due to these transactions are capital losses. Benefit for such losses are only utilized if the Company has the ability to generate capital gains.

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

Regulatory  Requirements
The Company's medical device products are subject to the regulatory requirements of the Food and Drug Administration ("FDA"). A medical device as defined by the FDA is a an instrument, apparatus implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a components, part, or accessory, which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device
Manufacturer and has the appropriate Establishment Numbers in place. The Company has post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. The Company is not aware of any situations which would be adverse at this time nor has the FDA sought legal remedies available against or have there been any violations of its regulations alleged against the Company.

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

                                  MISONIX, INC.

PART II - OTHER INFORMATION

Item 6.     Exhibits  and  Reports  on  Form  8-K.

   (a)    Exhibit 31.1 - Certification by Chief Executive Officer
          Exhibit 31.2 - Certification by Chief Financial Officer
          Exhibit 32.1 - Certification by Chief Executive Officer
          Exhibit 32.2 - Certification by Chief Financial Officer

   (b) There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   September 18, 2003


                                   MISONIX,  INC.
                                   ---------------------------------------------
                                   (Registrant)

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