Form 10-Q/A
period 2003-03-31
MISONIX INC
filed 2003-09-19
CIK 880432

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

               Commission  file  number:      1-10986

                                  MISONIX, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New  York                                          11-2148932
           ---------                                       ---------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


1938 New Highway, Farmingdale, NY                               11735
---------------------------------                               -----
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

     Yes   X      No
          ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes          No   X
          ---         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Outstanding at
     Class of Common Stock                      May 1, 2003
     ---------------------                     --------------
     Common Stock, $.01 par value                6,640,865

                                  MISONIX, INC.
                                  -------------

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements:

     Consolidated Balance Sheets as of
     March 31, 2003 (Unaudited) and June 30, 2002                              3

     Consolidated Statements of Operations
     Nine months ended March 31, 2003
     and 2002 (Unaudited)                                                      4

     Consolidated Statements of Operations
     Three months ended March 31, 2003
     and 2002 (Unaudited)                                                      5

     Consolidated Statements of Cash Flows
     Nine months ended March 31, 2003
     and 2002 (Unaudited)                                                    6-7

     Notes to Consolidated Financial Statements                             8-13


Item 2.   Management's Discussion and Analysis of Financial Condition      14-24
          and  Results  of  Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          25

Item 4.   Controls  and  Procedures                                           25

Part  II  -  OTHER  INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    26

Signatures                                                                    27

Certifications                                                             28-31

PART  I  -  FINANCIAL  INFORMATION
Item  1.  Financial  Statements.

                                               MISONIX, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                        ===========================


                                                                                 MARCH  31,     June  30,
                                                                                    2003          2002
                                                                                ------------  ------------
ASSETS                                                                          (UNAUDITED)
                                                                                ------------  ------------
Current assets:
  Cash and cash equivalents                                                     $ 2,160,903   $ 1,065,465
  Accounts receivable, less allowance for doubtful accounts of $344,792 and
    $223,413, respectively                                                        6,428,598     6,656,932
  Inventories                                                                     9,452,396     7,170,844
  Prepaid income taxes                                                              306,900     1,391,978
  Deferred income taxes                                                             467,275       388,027
  Prepaid expenses and other current assets                                       1,060,201       715,367
                                                                                ------------  ------------
Total current assets                                                             19,876,273    17,388,613

Property, plant and equipment, net                                                3,369,137     3,151,909
Deferred income taxes                                                               571,029     1,757,937
Goodwill                                                                          4,473,713     4,241,319
Other assets                                                                        304,115       424,674
                                                                                ------------  ------------
Total assets                                                                    $28,594,267   $26,964,452
                                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                   $   706,083   $   730,092
  Accounts payable                                                                3,564,666     3,072,234
  Accrued expenses and other current liabilities                                  1,369,478     1,304,824
  Litigation settlement liabilities                                                 170,000       174,332
  Current maturities of long-term debt and capital lease obligations                258,965       252,850
                                                                                ------------  ------------
Total current liabilities                                                         6,069,192     5,534,332

Long-term debt and capital lease obligations                                      1,161,527     1,050,254

Deferred income                                                                     455,335       451,073
Minority interest                                                                   235,757       239,965


Stockholders' equity:
  Common stock, $.01 par value-shares authorized 10,000,000; 6,718,665 and
    6,180,165 issued and 6,640,865 and 6,105,865 outstanding, respectively           67,186        61,802
  Additional paid-in capital                                                     22,701,711    22,313,991
  Retained deficit                                                               (1,612,426)   (2,021,059)
  Treasury stock, 77,800 and 74,300 shares, respectively                           (412,424)     (401,974)
  Accumulated other comprehensive loss                                              (71,591)     (263,932)
                                                                                ------------  ------------
Total stockholders' equity                                                       20,672,456    19,688,828
                                                                                ------------  ------------

Total liabilities and stockholders' equity                                      $28,594,267   $26,964,452
                                                                                ============  ============


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                                     MISONIX, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                                      ===========

                                                             FOR THE NINE MONTHS ENDED
                                                                    MARCH  31,

                                                                2003          2002
                                                            ------------  ------------
Net sales                                                   $23,932,512   $21,697,278

Cost of goods sold                                           13,731,118    12,138,803
                                                            ------------  ------------

Gross profit                                                 10,201,394     9,558,475

Operating expenses:
    Selling expenses                                          3,123,225     3,221,775
    General and administrative expenses                       4,966,700     4,556,949
    Research and development expenses                         1,599,766     1,611,305
    Litigation (recovery) settlement expenses                  (201,106)            -
                                                            ------------  ------------
Total operating expenses                                      9,488,585     9,390,029
                                                            ------------  ------------
Income from operations                                          712,809       168,446

Other income (expense):
    Interest income                                              42,722       249,433
    Interest expense                                           (132,706)     (103,469)
    Option/license fees                                          18,234        18,234
    Royalty income                                              386,424       614,551
    Foreign exchange gain                                         4,807          (408)
    Loss on impairment of Hearing Innovations, Inc.            (231,982)     (370,451)
    Loss on impairment of Focus Surgery, Inc.                   (13,725)     (396,975)
                                                            ------------  ------------
  Total other income                                             73,774        10,915

Income before minority interest and income taxes                786,583       179,361

Minority interest in net loss of consolidated subsidiaries        4,208        25,631
                                                            ------------  ------------

Income before income taxes                                      790,791       204,992

Income tax expense                                              382,158       198,199
                                                            ------------  ------------

Net income                                                  $   408,633   $     6,793
                                                            ============  ============

Net income per share-Basic                                  $       .06   $         -
                                                            ============  ============

Net income per share - Diluted                              $       .06   $         -
                                                            ============  ============

Weighted average common shares outstanding - Basic            6,420,118     6,068,272
                                                            ============  ============

Weighted average common shares outstanding - Diluted          6,598,608     6,247,761
                                                            ============  ============


See accompanying Notes to Consolidated Financial Statements.

                                   MISONIX, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                                    ===========

                                                         FOR THE THREE MONTHS ENDED
                                                                MARCH  31,

                                                             2003         2002
                                                          -----------  -----------
Net sales                                                 $8,747,677   $7,371,220

Cost of goods sold                                         4,908,659    4,323,252
                                                          -----------  -----------

Gross profit                                               3,839,018    3,047,968

Operating expenses:
    Selling expenses                                       1,090,662    1,164,287
    General and administrative expenses                    1,814,569    1,551,239
    Research and development expenses                        583,878      647,108
    Litigation (recovery) settlement expenses                (48,478)           -
                                                          -----------  -----------
Total operating expenses                                   3,440,631    3,362,634
                                                          -----------  -----------
Income (loss) from operations                                398,387     (314,666)

Other income (expense):
    Interest income                                            1,324        4,510
    Interest expense                                         (45,226)     (31,609)
    Option/license fees                                        6,078        6,078
    Royalty income                                           137,779      173,414
    Foreign exchange gain (loss)                               2,562         (149)
    Loss on impairment of Hearing Innovations, Inc.          (49,075)    (155,811)
    Loss on impairment of Focus Surgery, Inc.                      -      (70,273)
                                                          -----------  -----------
  Total other income (expense)                                53,442      (73,840)

Income (loss) before minority interest and income taxes      451,829     (388,506)

Minority interest in net income of consolidated
     subsidiaries                                            (29,628)      (5,099)
                                                          -----------  -----------

Income (loss) before income taxes                            422,201     (393,605)

Income tax expense (benefit)                                 177,766     (182,833)
                                                          -----------  -----------

Net income (loss)                                         $  244,435   $ (210,772)
                                                          ===========  ===========

Net income (loss) per share-Basic                         $      .04   $     (.03)
                                                          ===========  ===========

Net income (loss) per share - Diluted                     $      .04   $     (.03)
                                                          ===========  ===========

Weighted average common shares outstanding - Basic         6,643,300    6,096,887
                                                          ===========  ===========

Weighted average common shares outstanding - Diluted       6,686,981    6,096,887
                                                          ===========  ===========


See accompanying Notes to Consolidated Financial Statements.

                                              MISONIX, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                               ===========

                                                                                FOR THE NINE MONTHS ENDED
                                                                                       MARCH 31,

                                                                                   2003          2002
                                                                               ------------  ------------
OPERATING ACTIVITIES
Net income                                                                     $   408,633   $     6,793
Adjustments to reconcile net income to net cash used in operating activities:
  Bad debt expense                                                                 120,560        69,218
  Litigation recovery                                                             (201,106)            -
  Deferred income tax benefit                                                      (68,424)       (2,545)
  Depreciation and amortization                                                    473,387       424,030
  Loss on disposal of equipment                                                     90,154             -
  Deferred income                                                                    4,262      (183,247)
  Foreign currency exchange gain                                                    (4,807)          408
  Minority interest in net income of subsidiaries                                   (4,208)      (25,631)
  Loss on impairment of investments                                                245,707       767,426
  Changes in operating assets and liabilities:
    Accounts receivable                                                            310,094       619,529
    Inventories                                                                 (1,882,911)        1,487
    Prepaid income taxes                                                         2,400,894             -
    Prepaid expenses and other current assets                                     (448,308)      (52,492)
    Other assets                                                                   145,336      (200,503)
    Accounts payable and accrued expenses                                          373,460    (1,463,557)
    Litigation settlement liabilities                                               (4,332)     (122,871)
    Income taxes payable                                                          (173,907)     (195,931)
                                                                               ------------  ------------
Net cash provided by (used in) operating activities                              1,784,484      (357,886)
                                                                               ------------  ------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                      (340,527)      (94,480)
Purchase of Labcaire stock                                                        (232,394)      (99,531)
Redemption of investments held to maturity                                               -     2,015,468
Purchase of convertible debentures - Focus Surgery, Inc.                                 -      (300,000)
Loans to Focus Surgery, Inc.                                                             -      (112,725)
Cash paid for acquisition of Fibra Sonics, Inc., net of cash acquired                    -       (72,291)
Loans to Hearing Innovations, Inc.                                                (208,741)     (354,701)
                                                                               ------------  ------------
Net cash (used in) provided by investing activities                               (781,662)      981,740
                                                                               ------------  ------------


                            (continued on next page)

                                          MISONIX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (UNAUDITED)
                                           ===========

                                                                        FOR THE NINE MONTHS ENDED
                                                                                MARCH 31,

                                                                            2003         2002
FINANCING ACTIVITIES
Proceeds from short-term borrowings                                         360,815      158,037
Payments of short-term borrowings                                          (441,719)           -
Principal payments on capital lease obligations                            (209,103)    (159,078)
Proceeds from long-term debt                                                 11,410            -
Payments of long-term debt                                                  (22,201)     (44,477)
Proceeds from exercise of stock options                                     393,104      381,912
Purchase of treasury stock                                                  (10,450)     (43,737)
                                                                        ------------  -----------
Net cash provided by financing activities                                    81,856      292,657
                                                                        ------------  -----------

Effect of exchange rate changes on assets and liabilities                    10,760       13,824
                                                                        ------------  -----------
Net increase in cash and cash equivalents                                 1,095,438      930,335
Cash and cash equivalents at beginning of period                          1,065,465    3,774,573
                                                                        ------------  -----------
Cash and cash equivalents at end of period                              $ 2,160,903   $4,704,908
                                                                        ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                                $   132,706   $  103,469
                                                                        ============  ===========
Income taxes                                                            $(1,688,469)  $  366,251
                                                                        ============  ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease additions                                                 $   237,785   $  104,316
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


2.   Net Income Per Share
     --------------------

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

                                  For the Nine months    For the Three months
                                    Ended March 31,        Ended March 31,
                                    2003       2002       2003        2002
                                  ---------  ---------  ---------  ----------
Weighted average common
  shares outstanding              6,420,118  6,068,272  6,643,300   6,096,887
Dilutive effect of stock options    178,490    179,489     43,681       _ (a)
                                  ---------  ---------  ---------  ----------
Diluted weighted average common
  shares outstanding              6,598,608  6,247,761  6,686,981   6,096,887
                                  =========  =========  =========  ==========

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

                                   For the Three Months    For the Nine Months
                                      Ended March 31,        Ended March 31,
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
Net income (loss)-  As reported:  $ 244,435   $(210,772)  $ 408,633   $   6,793
Stock based compensation
   determined under SFAS 123       (117,817)   (313,694)   (268,441)   (532,796)
                                  ----------  ----------  ----------  ----------
Net income (loss)-  Pro forma:    $ 126,618   $(524,466)  $ 140,192   $(526,003)
Net income (loss) per share -
    Basic:
    As reported                   $     .04   $    (.03)  $     .06   $       -
    Pro forma                     $     .02   $    (.09)  $     .02   $    (.09)
Net income (loss) per share -
    Diluted:
    As reported                   $     .04   $    (.03)  $     .06   $       -
    Pro forma                     $     .02   $    (.09)  $     .02   $    (.08)


5.   Acquisition

     Labcaire Systems Ltd. ("Labcaire")
     ----------------------------------
     In October 2002, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire (as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002), the Company paid $232,394 for 9,286 shares (2.70%) of the outstanding common stock of Labcaire bringing the acquired interest to 100%. This represents the fiscal 2003 buy-back, as defined in the Labcaire Agreement. The balance of the capital stock of Labcaire was owned by three executives and one retired executive of Labcaire who had the right, under the Labcaire Agreement, to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings before interest, taxes and management charges for the preceding fiscal year.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

6.   Inventories
     -----------

     Inventories  are  summarized  as  follows:

                 MARCH 31, 2003   June 30, 2002
                 ---------------  --------------
Raw materials    $     4,563,225  $    3,701,925
Work-in-process        1,649,126         824,289
Finished goods         3,240,045       2,644,630
                 ---------------  --------------
                 $     9,452,396  $    7,170,844
                 ===============  ==============


7.   Accrued Expenses and Other Current Liabilities
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

8.   Loans to Affiliate
     ------------------

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

     For  the  nine  months  ended  March  31,  2003:

                                                        (a)
                             MEDICAL   INDUSTRIAL  CORPORATE AND
                            DEVICES     PRODUCTS    UNALLOCATED      TOTAL
                          -----------  -----------  ------------  -----------
Net sales                 $11,769,483  $12,163,029  $         -   $23,932,512
Cost of goods sold          6,471,209    7,259,909            -    13,731,118
                          -----------  -----------                -----------
Gross profit                5,298,274    4,903,120            -    10,201,394
Selling expenses            1,037,082    2,086,143            -     3,123,225
Research and
  development expenses      1,079,821      519,945            -     1,599,766
                          -----------  -----------                -----------
Total operating expenses    2,116,903    2,606,088    4,765,594     9,488,585
                          -----------  -----------  ------------  -----------
Income from operations    $ 3,181,371  $ 2,297,032  $(4,765,594)  $   712,809
                          ===========  ===========  ============  ===========

(a) Amount represents general and administrative and litigation (recovery) settlement expenses.

     For the three months ended March 31, 2003:

                                                      (a)
                            MEDICAL   INDUSTRIAL  CORPORATE AND
                            DEVICES    PRODUCTS    UNALLOCATED     TOTAL
                          ----------  ----------  ------------  ----------
Net sales                 $4,557,903  $4,189,774  $         -   $8,747,677
Cost of goods sold         2,389,023   2,519,636            -    4,908,659
                          ----------  ----------                ----------
Gross profit               2,168,880   1,670,138            -    3,839,018
Selling expenses             393,402     697,260            -    1,090,662
Research and development
  expenses                   388,968     194,910            -      583,878
                          ----------  ----------                ----------
Total operating expenses     782,370     892,170    1,766,091    3,440,631
                          ----------  ----------  ------------  ----------
Income from operations    $1,386,510  $  777,968  $(1,766,091)  $  398,387
                          ==========  ==========  ============  ==========

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


For the nine months ended March 31, 2002:

                                                       (a)
                            MEDICAL   INDUSTRIAL  CORPORATE AND
                            DEVICES    PRODUCTS    UNALLOCATED      TOTAL
                          ----------  -----------  ------------  -----------
Net sales                 $8,139,343  $13,557,935  $         -   $21,697,278
Cost of goods sold         4,591,768    7,547,035            -    12,138,803
                          ----------  -----------                -----------
Gross profit               3,547,575    6,010,900            -     9,558,475
Selling expenses             812,806    2,408,969            -     3,221,775
Research and development
  expenses                 1,205,684      405,621            -     1,611,305
                          ----------  -----------                -----------
Total operating expenses   2,018,490    2,814,590    4,556,949     9,390,029
                          ----------  -----------  ------------  -----------
Income from operations    $1,529,085  $ 3,196,310  $(4,556,949)  $   168,446
                          ==========  ===========  ============  ===========

(a)  Amount represents general and administrative expenses.

For the three months ended March 31, 2002:

                                                            (a)
                                MEDICAL    INDUSTRIAL  CORPORATE AND
                                 DEVICES    PRODUCTS    UNALLOCATED     TOTAL
                               ----------  ----------  ------------  -----------
Net sales                      $2,335,242  $5,035,978  $         -   $7,371,220
Cost of goods sold              1,439,075   2,884,177            -    4,323,252
                               ----------  ----------                -----------
Gross profit                      896,167   2,151,801            -    3,047,968
Selling expenses                  272,636     891,651            -    1,164,287
Research and development
  expenses                        527,095     120,013            -      647,108
                               ----------  ----------                -----------
Total operating expenses          799,731   1,011,664    1,551,239    3,362,634
                               ----------  ----------  ------------  -----------

Income (loss) from operations  $   96,436  $1,140,137  $(1,551,239)  $ (314,666)
                               ==========  ==========  ============  ===========

(a)  Amount represents general and administrative expenses.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

     For the nine months ended March 31:

                    2003         2002
                 -----------  -----------
                     (IN THOUSANDS)
United States    $15,717,000  $14,502,000
Canada               310,000       55,000
Mexico                 6,000            -
United Kingdom     5,903,000    5,294,000
Europe             1,015,000      806,000
Asia                 758,000      638,000
Middle East           48,000       99,000
Other                176,000      303,000
                 -----------  -----------
                 $23,933,000  $21,697,000
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

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nine Months Ended March 31, 2003 and 2002.

NET  SALES:  Net  sales of the Company's medical devices and industrial products
-----------
increased $2,235,234 to $23,932,512 for the nine months ended March 31, 2003 from $21,697,278 for the nine months ended March 31, 2002. This difference in net sales is due to an increase in sales of medical devices of $3,630,140 offset by lower industrial products sales of $1,394,906. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $1,794,452 and an increase of $1,835,688 in sales of therapeutic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales was not attributable to a single customer, distributor or any other specific factor. The increase was across all products for which there was increased demand. The decrease in industrial products is due to decreased wet scrubber sales of $1,336,553, a decrease in ultrasonic sales of $53,554 and a decrease in ductless fume enclosure sales of $495,419 primarily offset by an increase in Labcaire sales of $490,620. Wet scrubber sales continue to be adversely affected by the downturn of the semi-conductor market. The decrease in fume enclosure and ultrasonic sales is due to lower customer demand for several industrial products and current economic conditions for such products. The increase in Labcaire sales is primarily due to the product demand for the new Guardian product introduced in December 2001, which is currently compliant with the new United Kingdom standards for such products. Approximately 29% of the Company's revenues in the period ending March 31, 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.57 and 1.46 for the nine months ended March 31, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For  the  nine  months  ended  March  31:

                    2003         2002
                 -----------  -----------
                     (IN THOUSANDS)
United States    $15,717,000  $14,502,000
Canada               310,000       55,000
Mexico                 6,000            -
United Kingdom     5,903,000    5,294,000
Europe             1,015,000      806,000
Asia                 758,000      638,000
Middle East           48,000       99,000
Other                176,000      303,000
                 -----------  -----------
                 $23,933,000  $21,697,000
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

The Company does not allocate assets by segment. Summarized financial information for each of the segments are as follows:

For  the  nine  months  ended  March  31,  2003:

                                                                 (a)
                                     MEDICAL     NDUSTRIAL  CORPORATE AND
                                     DEVICES     PRODUCTS    UNALLOCATED      TOTAL
                                   -----------  -----------  ------------  -----------
Net sales                          $11,769,483  $12,163,029  $         -   $23,932,512
Cost of goods sold                   6,471,209    7,259,909            -    13,731,118
                                   -----------  -----------                -----------
Gross profit                         5,298,274    4,903,120            -    10,201,394
Selling expenses                     1,037,082    2,086,143            -     3,123,225

Research and development expenses    1,079,821      519,945            -     1,599,766
                                   -----------  -----------                -----------
Total operating expenses             2,116,903    2,606,088    4,765,594     9,488,585
                                   -----------  -----------  ------------  -----------
Income from operations             $ 3,181,371  $ 2,297,032  $(4,765,594)  $   712,809
                                   ===========  ===========  ============  ===========

(a) Amount represents general and administrative and litigation (recovery) settlement expenses.

For  the  nine  months  ended  March  31,  2002:

                                                       (a)
                            MEDICAL   INDUSTRIAL  CORPORATE AND
                            DEVICES    PRODUCTS    UNALLOCATED      TOTAL
                          ----------  -----------  ------------  -----------
Net sales                 $8,139,343  $13,557,935  $         -   $21,697,278
Cost of goods sold         4,591,768    7,547,035            -    12,138,803
                          ----------  -----------                -----------
Gross profit               3,547,575    6,010,900            -     9,558,475
Selling expenses             812,806    2,408,969            -     3,221,775
Research and development
  expenses                 1,205,684      405,621            -     1,611,305
                          ----------  -----------                -----------
Total operating expenses   2,018,490    2,814,590    4,556,949     9,390,029
                          ----------  -----------  ------------  -----------
Income from operations    $1,529,085  $ 3,196,310  $(4,556,949)  $   168,446
                          ==========  ===========  ============  ===========

(a)  Amount represents general and administrative expenses.

GROSS  PROFIT:  Gross  profit decreased to 42.6% for the nine months ended March
--------------
31, 2003 from 44.1% for the nine months ended March 31, 2002. The decrease in gross profit is predominantly due to the reduced revenue volume for industrial products

SELLING  EXPENSES: Selling expenses decreased $98,550 to $3,123,225 for the nine
------------------
months ended March 31, 2003 from $3,221,775 for the nine months ended March 31, 2002. Medical device selling expenses increased $224,276 predominantly due to additional sales and marketing efforts for diagnostic medical devices. Industrial selling expenses decreased $322,826 predominantly due to a decrease in fume enclosure and industrial ultrasonic commissions and wet scrubber salaries, due to the reduction of staff, and marketing expenses.

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

OTHER INCOME (EXPENSE): Other income during the nine months ended March 31, 2003
-----------------------
was $73,774. During the nine months ended March 31, 2002, other income was $10,915. The increase of $62,859 was primarily due to a decrease in loss on impairment of investments of Focus Surgery of $383,250 and Hearing Innovations, Inc. ("Hearing Innovations") of $138,469, offset by lower royalty income of $228,127 and lower interest income of $206,711. The decrease in impairment of Focus Surgery and Hearing Innovations is a direct result of current period loans to Focus Surgery and Hearing Innovations being less than in the prior period. Royalties decreased since the first six months of fiscal 2002 included additional royalty payments of approximately $150,000, which was based upon an audit of U.S Surgical's records for prior years' royalties. The audit yielded that U.S Surgical owed and subsequent paid for royalties due on prior year sales that were not included in the original royalty computation. The decrease in interest income is due to less cash on hand and interest yields during the current nine-month period as compared to the prior nine-month period.

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

Three  Months  Ended  March  31,  2003  and  2002.

NET  SALES:  Net  sales of the Company's medical devices and industrial products
-----------
increased $1,376,457 to $8,747,677 for the three months ended March 31, 2003 from $7,371,220 for the three months ended March 31, 2002. This difference in net sales is due to an increase in sales of medical devices of $2,222,661 offset by lower industrial products sales of $846,204. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $848,738 and an increase of $1,373,923 in sales of therapeutic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The decrease in industrial products is due to decreased wet scrubber sales of $337,141, a decrease in ductless fume enclosure sales of $108,008 and a decrease in Labcaire sales of $441,465 primarily offset by an increase in ultrasonic sales of $40,410. Wet scrubber sales continue to be adversely affected by the downturn of the semi-conductor market. The decrease in fume enclosure sales is due to lower customer demand for various products and current economic conditions for such products. The decrease in Labcaire sales is due to lower Guardian product sales To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.57 and 1.46 for the nine months ended March 31, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For  the  three  months  ended  March  31:

                    2003        2002
                 ----------  -----------
                    (IN THOUSANDS)
United States    $5,651,000  $3,972,000
Canada              144,000     (61,000)
Mexico                3,000           -
United Kingdom    2,258,000   2,683,000
Europe              338,000     386,000
Asia                263,000     154,000
Middle East           5,000     (10,000)
Other                86,000     247,000
                 ----------  -----------
                 $8,748,000  $7,371,000
                 ==========  ===========

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


The Company does not allocate assets by segment. Summarized financial information for each of the segments are as follows:

For  the  three  months  ended  March  31,  2003:

                                                     (a)
                           MEDICAL    INDUSTRIAL  CORPORATE AND
                           DEVICES     PRODUCTS   UNALLOCATED     TOTAL
                          ----------  ----------  ------------  ----------
Net sales                 $4,557,903  $4,189,774  $         -   $8,747,677
Cost of goods sold         2,389,023   2,519,636            -    4,908,659
                          ----------  ----------                ----------
Gross profit               2,168,880   1,670,138            -    3,839,018
Selling expenses             393,402     697,260            -    1,090,662
Research and development
  expenses                   388,968     194,910            -      583,878
                          ----------  ----------                ----------
Total operating expenses     782,370     892,170    1,766,091    3,440,631
                          ----------  ----------  ------------  ----------
Income from operations    $1,386,510  $  777,968  $(1,766,091)  $  398,387
                          ==========  ==========  ============  ==========

(a) Amount represents general and administrative and litigation (recovery) settlement expenses.

For  the  three  months  ended  March  31,  2002:

                                                          (a)
                                MEDICAL    INDUSTRIAL CORPORATE AND
                                DEVICES     PRODUCTS   UNALLOCATED      TOTAL
                               ----------  ----------  ------------  -----------
Net sales                      $2,335,242  $5,035,978  $         -   $7,371,220
Cost of goods sold              1,439,075   2,884,177            -    4,323,252
                               ----------  ----------                -----------
Gross profit                      896,167   2,151,801            -    3,047,968
Selling expenses                  272,636     891,651            -    1,164,287
Research and development
  expenses                        527,095     120,013            -      647,108
                               ----------  ----------                -----------
Total operating expenses          799,731   1,011,664    1,551,239    3,362,634
                               ----------  ----------  ------------  -----------

Income (loss) from operations  $   96,436  $1,140,137  $(1,551,239)  $ (314,666)
                               ==========  ==========  ============  ===========

(a)  Amount represents general and administrative expenses.


GROSS  PROFIT:  Gross profit increased to 43.9% for the three months ended March
--------------
31, 2003 from 41.4% for the three months ended March 31, 2002. The increase in gross profit is due predominantly to an increase in higher margin product sales predominately from diagnostic medical devices

SELLING EXPENSES: Selling expenses decreased $73,625 to $1,090,662 for the three
-----------------
months ended March 31, 2003 from $1,164,287 for the three months ended March 31, 2002. Medical device selling expenses increased $120,766 predominantly due to additional sales and marketing efforts for diagnostic medical devices. Industrial selling expenses decreased $194,391 predominantly due to a decrease in fume enclosure and ultrasonic commissions, wet scrubber salaries, due to a reduction in staff and marketing expenses and by a decrease in marketing efforts by Labcaire.

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

Regulatory  Requirements
The Company's medical device products are subject to the regulatory requirements of the Food and Drug Administration ("FDA"). A medical device as defined by the FDA is an instrument, apparatus implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a components, part, or accessory, which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device Manufacturer and has the appropriate Establishment Numbers in place. The Company has post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. The Company is not aware of any situations which would be adverse at this time nor has the FDA sought legal remedies available against or have there been any violations of its regulations alleged against the Company.

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

Revolving  Credit  Facilities
-----------------------------
On July 1, 2002, Labcaire Systems Ltd. ("Labcaire") replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The current facility is more flexible than the prior facility. The prior facility established a sum certain limit where the current facility has a credit limit based upon United Kingdom domestic and European receivables outstanding. The Company's needs are better served by the current facility. The amount of this facility is approximately $1,384,000 ( 950,000) and bears interest at the bank's base rate plus 1.75% and a service charge of ..15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The outstanding balance at March 31, 2003 and June 30, 2002 are $706,083 and $730,092, respectively. The agreement expires on June 28, 2003 and covers all United Kingdom and European sales.

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