Form 10-K
period 2003-06-30
MISONIX INC
filed 2003-09-22
CIK 880432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(MARK ONE)

[X]       ANNUAL  REPORT  PURSUANT  TO  SECTION
          13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30,2003
                                         ------------

                            OR

[ ]       TRANSITION  REPORT  PURSUANT  TO  SECTION
          13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to______

                 Commission  file  number:  1-10986
                                            -------

                                  MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                  11-2148932
     -----------------------------                      ---------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     1938  New Highway, Farmingdale, New York                11735
     ----------------------------------------                -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 15, 2003 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $28,886,454.

There were 6,655,865 shares of Common Stock outstanding at September 15, 2003.

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

                                     PART I
                                     ------

ITEM  1.   BUSINESS
--------   --------

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

The Company's operations outside the United States consist of a 100% ownership in Labcaire Systems, Ltd. ("Labcaire"), which is based in North Somerset, England. This business consists of designing, manufacturing and marketing air-handling systems for the protection of personnel, products and the environment from airborne hazards.

The Company's 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. ("Sonora"), located in Longmont, Colorado, is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years.

In fiscal 2003, approximately 35% of the Company's net sales were to foreign markets. Labcaire, which acts as the European distributor of the Company's industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory environmental control products, represents approximately 82% of the Company's net sales to foreign markets. Sales by the Company in other major industrial countries are made primarily through distributors.

There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by Misonix in the United States. Labcaire experiences minimal currency exposure since the major portions of its revenues are from the United Kingdom. Labcaire revenues outside the United Kingdom are remitted in British Pounds.

Sonora represents approximately 4% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit and are remitted to Sonora in U.S. currency.

Misonix represents approximately 14% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit and are remitted to Misonix in U.S. currency.

MEDICAL  DEVICES

The Company's medical device products are subject to the regulatory requirements of the Food and Drug Administration ("FDA"). A medical device as defined by the FDA is an instrument, apparatus implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a "Medical Device"). The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be adverse at this time nor has the FDA sought legal remedies available, or have there been any violations of its regulations alleged, against the Company.

In October 1996, the Company entered into a twenty-year license agreement (the "USS License") with United States Surgical Corporation ("USS") covering the further development of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. The Company received $100,000 under the option agreement preceding the USS License. Under the USS License, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company has received aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Licensing fees from the USS License are amortized over the term of the USS License. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $6,205,000, $4,060,000 and $7,685,000 during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Total royalties from sales of this device were approximately $664,000, $824,000 and $665,000 during the fiscal years ended June 30, 2003,
2002  and  2001,  respectively.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor Corporation ("Mentor") for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. Total sales of this device were approximately $536,000, $97,000 and $66,000 during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Included in litigation (recovery) settlement expenses is $254,606 which represents the sale of Lysonix 2000 units by Mentor that were received by Mentor from LySonix, Inc. ("LySonix") in connection with inventory received under the settlement agreement with LySonix. This inventory was previously reserved for in fiscal year June 30, 2002, as its salability was uncertain. See Item 3. Legal Proceedings.

Fibra  Sonics,  Inc.
--------------------
On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately held producer and marketer of ultrasonic medical devices for approximately $1,900,000. This acquisition gave the Company access to three important new medical markets, namely, neurology with its Neuro Aspirator product, urology and ophthalmology. Subsequent to the acquisition, the Company relocated the assets of Fibra Sonics to the Company's Farmingdale facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities have been initially recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($1,723,208 plus acquisition costs of $144,696, which includes a broker fee of $100,716) over the fair value of net assets acquired was $1,814,025 and is being treated as goodwill. In fiscal year 2002, the Company re-evaluated fixed assets acquired from Fibra Sonics and reclassified approximately $54,000 from property, plant and equipment to goodwill.

Focus  Surgery,  Inc.
---------------------
On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. ("Focus") to obtain a 20% equity position in Focus for $3,050,000 and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 7% of Focus. Focus is located in Indianapolis, Indiana. The agreement provides for a series of development and manufacturing agreements whereby Misonix would upgrade existing Focus products, currently the Sonablate(R) 500, and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the right to utilize HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of Focus. In February 2001, the Company exercised its right to start research and development for the treatment of kidney and liver tumors utilizing HIFU technology and in fiscal 2003 funded $100,000 to Focus, which is recorded as research and development expenses.

There have been over 1,500 patients successfully treated for Benign Prostatic Hyperplasia ("BPH") outside the U.S. utilizing the HIFU technology. Focus has signed a three-year distribution agreement with Endocare, Inc. to distribute the Sonablate 500 in Europe. There have been 106 people successfully treated for prostate cancer in Europe. Endocare, Inc. did not meet the minimum requirements in accordance with the distribution agreement so therefore the agreement became non-exclusive. In the U.S., the Sonablate 200 completed Phase III clinical trials for the non-invasive treatment of BPH, commonly known as enlarged prostate. The results of the trials have been returned to Focus due to missing data elements which should be incorporated and submitted back to the FDA during the third or fourth calendar quarter of 2003. Focus is also utilizing HIFU technology to clinically treat prostate cancer in Japan where there have been 180 people successfully treated.

In December 2000, Focus Surgery received Investigational Device Exemption ("IDE") from the FDA to treat 40 patients for prostate cancer; these comprise 20 patients who have never been treated and 20 patients who have been unsuccessfully treated by another modality. The IDE will be conducted at Indiana University Medical Center and Case Western Reserve Medical Center. To date, Focus has treated 40 patients for prostate cancer, 20 of whom have never been treated previously and 4 of whom have been unsuccessfully treated by another modality.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the "5.1% Focus Debenture"). The 5.1% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the Focus Debenture's principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2003 and 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The 5.1% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 5.1% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "6% Focus Debenture"). The 6% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion price of $1,200 per share, if the 6% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture's principal amount. The 6% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6%
Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2003. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The 6% Focus Debenture is currently in default and the Company is negotiating an extended due date. The Company believes the loan is impaired since the Company does not anticipate the 6% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On July 31, 2001, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time up until the due date for two years at a conversion price of $1,200 per share. The Focus Debenture also contains warrants, which are deemed nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and process of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30,
2003. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Focus Debenture is currently in default and the Company is negotiating an extended due date. The Company believes the Focus Debenture is impaired since the Company does not anticipate that the Focus Debenture will be paid in accordance with the contractual terms of the loan agreement.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture and exercise all warrants, the Company would hold an interest in Focus of approximately 27%.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contains warrants to acquire additional shares. These warrants are deemed nominal in value. The loan is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2003. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The loan is currently in default and the Company is negotiating an extended due date. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

The Company's portion of the net losses of Focus were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2003 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus Surgery's losses since 2001 before the Company can record income from Focus.

Hearing  Innovations,  Inc.
---------------------------
On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock with exercise prices ranging from $1.25 to $2.25 per share were also part of this agreement. These warrants, which are deemed nominal in value, expire in October 2005. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). Hearing Innovations is located in Farmingdale, New York. Hearing Innovations is focusing on multiple applications for its patented supersonic bone conduction hearing technology. The HiSonic(R) is a 510(k) approved (FDA approved) non-invasive hearing device that processes audible sounds into supersonic vibrations that can be heard and understood as speech through bone conduction. For the profoundly deaf, the HiSonic is the only known available alternative therapy to cochlear implant surgery. HiSonic is completely non-invasive and may cost 80% less than surgery. Tinnitus is characterized by constant sound in the ear that can range from a metallic ringing, buzzing, popping or nonrhythmic beating. Currently, it is estimated that 50 million people worldwide suffer from Tinnitus, of which approximately 2 million cases are considered severe. There are currently no cures but only temporary relief. Hearing Innovations started to test market the device in the Northeast of the United States to develop marketing data for ultimately a product launch. Hearing Innovations is still collecting data and has not drawn any conclusions for such. Hearing Innovations has also received 510(k) approval from the FDA for the Tinnitus product, Hisonic TRD.

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating approximately $192,000
(with accrued interest) were exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the "Hearing Debenture"). The Hearing Debenture contains, in the aggregate, warrants to acquire 250,000 shares of Hearing Innovations common stock, at the option of the

Company, for a purchase price of $2.25 per share. These warrants, which are deemed nominal in value, expire in October 2005. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing
Debenture's principal amount. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2003. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the Hearing Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $397,678 due May 30, 2002. The maturity date was extended to November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 1,045,664 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $2.00 to $2.25 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance and interest due at June 30, 2003. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the loans and the related interest are impaired since the Company does not anticipate these loans will be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due
November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 548,329 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $.01 to $2.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance and accrued interest due at June 30, 2003. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statement of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2003, the Company entered into sixteen loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $274,991 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 274,991 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.10 to $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $274,991 for the above loans as well as accrued interest of $23,241 for the above loans and debentures. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. In November 2002, the Company signed a management agreement with Hearing Innovations whereby the Company earns $17,000 per month for those services. These amounts have been fully reserved by the Company, as the collectibility of these amounts is uncertain.

If the Company were to exercise all warrants associated with the above loans, exercise the warrants associated with the Hearing Debenture and the original investment and include the original investment ownership, the Company would hold an interest in Hearing Innovations of approximately 44%.

The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $579,069. The net carrying value of the investment at June 30, 2003 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Hearing Innovations' losses since 2001 before the Company can record income from Hearing Innovations.

In August 2002, the President of Hearing Innovations resigned and the Board of Directors of Hearing Innovations named Kenneth Coviello Chief Executive Officer and a board member of Hearing Innovations. This appointment has not been ratified by the stockholders of Hearing Innovations. Kenneth Coviello is the Vice President of Medical Devices of the Company.

In March 2003, the Board of Directors of Hearing Innovations assigned Richard Zaremba a temporary board position. This appointment has not been ratified by the stockholders of Hearing Innovations. Richard Zaremba is the Vice President and Chief Financial Officer of the Company.

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

On October 12, 2000, Sonora acquired the assets of Sonic Technologies Laboratory Services ("Sonic Technologies"), an ultrasound acoustic measurement and testing laboratory, for approximately $320,000. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $51,219, which includes a broker fee of $25,000) over the fair value of net assets acquired was $301,219 and is being treated as goodwill.

INDUSTRIAL  PRODUCTS

The Company's other revenue producing activities consist of the manufacture and sale of the Sonicator(R) ultrasonic liquid processor and cell disrupter, the distribution of other ultrasonic equipment for scientific and industrial purposes, the manufacture and sale of Aura ductless fume enclosures for filtration of gaseous contaminants and the manufacture and sale of Mystaire scrubbers for the abatement of air pollution.

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

The technology used in the Aura ductless fume enclosures has been adapted for specific uses in crime laboratories. The Forensic Evidence Cabinet protects wet evidence from contamination while it is drying and simultaneously protects law enforcement personnel from evidence that can be noxious and hazardous. The Cyanoacrylate (liquid glue) Fuming Chamber is used by fingerprinting experts to develop fingerprints on non-porous surfaces while providing protection from the highly hazardous cyanoacrylate fumes.

In June 1992, the Company initially acquired an 81.4% interest in Labcaire for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being treated as goodwill. Currently, the Company owns a 100% interest in Labcaire. The balance of the capital stock of Labcaire was owned by three executives and one retired executive of Labcaire, who have, under a purchase agreement (the "Labcaire Agreement"), agreed to sell one-seventh of their total holdings of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. Under the Labcaire Agreement, the Company was required to repurchase such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year, which amount is being treated as goodwill. Pursuant to the Labcaire Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company for approximately $102,000 in October 1996 for the year ended June 30, 1997, 9,286 shares (2.65%) were purchased by the Company for approximately $119,000 in October 1997 for the year ended June 30, 1998, 9,286 shares (2.65%) were purchased by the Company for approximately $129,000 in October 1998 for the year ended June 30, 1999, 9,286 shares (2.65%) were purchased by the Company for approximately $174,000 in October 1999 for the year ended June 30, 2000, 9,286 shares (2.65%) were purchased by the Company for approximately $117,000 in October 2000 for the year ended June 30, 2001, 9,286 shares (2.65%) were purchased by the Company for approximately $100,000 in October 2001 for the year ended June 30, 2002 and the remaining 9,286 shares (2.7%) were purchased by the Company for approximately $232,394 in October 2002 for the year ended June 30, 2003. Total goodwill associated with Labcaire is $1,214,808 of which $1,063,294 remains at June 30, 2003.

Labcaire's business consists of designing, manufacturing, and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. These systems are similar to the Aura fume enclosures in that they extract noxious disinfectant fumes through a series of filters to introduce clean air back into the environment. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by the Company in the United States. Labcaire experiences minimal currency exposure since a major portion of its revenues are from the United Kingdom. Revenues outside the United Kingdom are remitted in British Pounds. Labcaire is also the European distributor of the Company's ultrasonic industrial products.

Labcaire manufactures class 100 biosafety hazard enclosures used in laboratories to provide sterile environments and to protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its trade name. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system ("Autoscope"), which is used predominantly in hospitals. The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes produced by the cleaning process. In fiscal 2002, Labcaire introduced the Guardian endoscope cleaner, which incorporates many of the UK standards into its endoscopic cleaner and is working toward being fully compliant with UK standards.

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

MARKET  AND  CUSTOMERS

Medical  Devices

The Company relies on its licensee, USS, a significant customer, for marketing its ultrasonic surgical device. The Company relies on direct salespersons and distributors such as Mentor, Aesculap, Inc. and ACMI Corporation and independent distributors for the marketing of its other medical products.

Sonora relies on direct salespersons and distributors for the marketing of its ultrasonic medical devices. Focus Surgery plans to sell and market its products for BPH, once approved by the FDA, through a distribution partner in the U.S. Focus is utilizing an international distribution partner, Endocare, Inc., in a non-exclusive agreement, to distribute the Sonablate 500 in the European market. Hearing Innovations plans on marketing and selling its products through audiologists and otolaryngologists.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix 2000 soft tissue aspirator used for cosmetic surgery.

Industrial  Products

The Company relies on direct salespersons, distributors, manufacturing representatives and catalog listings for the marketing of its industrial products. The Company currently sells its products through three manufacturing representatives and twenty distributors in the United States. The Company currently employs direct sales persons who operate outside the Company's offices and conducts direct marketing on a regional basis.

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

In fiscal 2003, approximately 35% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's industrial products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory and hospital environmental control products, such as the Guardian endoscope cleaning device. Sales by the Company in other major industrial countries are made through distributors.

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

COMPETITION

Medical  Devices

Competition in the medical and medical device industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company's. Some of the Company's major competitors for our medical products are Johnson & Johnson, Inc., Valley Lab, a division of Tyco Healthcare, Integra Life Sciences, Inc., Ambassador Medical, a subsidiary of GE Medical, and Pyramid Medical.

Industrial  Products

Competitors in the ultrasonic industry for industrial products include large corporations with greater production and marketing capabilities to smaller firms specializing in single products. The Company believes that its significant competitors in the manufacturing and distribution of industrial ultrasonic devices are Branson Ultrasonics, a division of Emerson Electric Co., and Sonics & Materials, Inc. It is possible that other companies in the industry are currently developing products with the same capabilities as those of the

Company. The Company believes that the features of its Sonicator and the Company's customer assistance in connection with particular applications give the Sonicator a competitive advantage over comparable products.

Competitors in the air pollution abatement industry include large, multi-national corporations with greater production and marketing capabilities whose financial resources are substantially greater and, in many cases, whose share of the air pollution abatement market is significant as well as small firms specializing in single products. The Company believes that its principal competitors in the manufacturing and distribution of scrubbers are Ceilcote, a division of ITEQ, Inc., and Duall Division, a division of Met-Pro Corporation. The principal competitors for the ductless fume enclosure are Captair, Inc., Astec/Air Science Technologies, Air Cleaning Systems, Inc. and Lancer UK Ltd. The Company believes that specific advantages of its scrubbers include efficiency, price and customer assistance and that specific advantages of its fume enclosures include efficiency and other product features, such as durability and ease of operation.

REGULATORY  REQUIREMENTS

The Company's Medical Device products are subject to the regulatory requirements of the FDA. A medical device as defined by the FDA is an instrument, apparatus implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a "Medical Device"). The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be adverse at this time nor has the FDA sought legal remedies available, or have there been any violations of its regulations alleged, against the Company.

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

5,465,468   Flow-thru transducer - relating to the method of  11/14/1995       12/06/2014
            making an electromechanical transducer device
            to be used in conjunction with the Company's
            soft tissue aspiration system and ultrasonic
            industrial products.

5,516,043   Atomizer horn - relating to an ultrasonic         05/14/1996       06/30/2014
            atomizing device, which is used in the
            Company's industrial products.



Number                        Description                     Issue Date  Expiration Date
----------  ------------------------------------------------  ----------  ---------------
5,527,273*  Ultrasonic probes - relating to an ultrasonic     06/18/1996        10/6/2014
            lipectomy probe to be used with the Company's
            soft tissue aspiration technology.

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

6,063,050   Ultrasonic dissection and coagulation system.     05/16/2000       10/16/2017

6,036,667   Ultrasonic dissection and coagulation system.     03/14/2000       08/14/2017

6,582,440   Non-clogging catheter for lithotrity.             06/24/2003       12/26/2016

6,578,659   Ultrasonic horn assembly.                         06/17/2003       12/01/2020

6,454,730   Thermal film ultrasonic dose indicator.           09/24/2002       04/02/2019

* Patents valid also in Japan, Europe and Canada.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration  Registration
   Number         Date      Mark                     Goods                 Renewal Date
------------  ------------  ---------  ----------------------------------  ------------
   2,611,532    08/27/2002  Mystaire   Scrubbers Employing Fine Sprays       08/27/2012
                                       Passing Through Mesh for
                                       Eliminating Fumes and Odors from
                                       Gases.

   1,219,008    12/07/1982  Sonimist   Ultrasonic and Sonic Spray Nozzle     03/22/2013
                                       for Vaporizing Fluid for
                                       Commercial, Industrial and
                                       Laboratory Use.


   1,200,359    04/03/2002  Water Web  Lamination of Screens to Provide      04/03/2013
                                       Mesh to be Inserted in Fluid
                                       Stream for Mixing or Filtering of
                                       Fluids.

   2,051,093    03/27/2003  Misonix    Anti-Pollution Wet Scrubbers;         03/27/2009
                                       Ultrasonic Cleaners; Spray Nozzles
                                       for Ultrasonic Cleaners.

   2,051,092    02/13/2003  Misonix    Ultrasonic Liquid Processors;         02/13/2009
                                       Ultrasonic Biological Cell
                                       Disrupters; Ultrasonic Cleaners.

   2,320,805    02/22/2000  Aura       Ductless Fume Enclosures.             02/22/2006

   1,195,570    07/14/2002  Astrason   Portable Ultrasonic Cleaners          07/14/2012
                                       featuring Microscopic Shock
                                       Waves.

BACKLOG

As of June 30, 2003, the Company's backlog (firm orders that have not yet been shipped) was $5,600,000, as compared to approximately $5,100,000 as of June 30, 2002. The Company's backlog relating to industrial products, including
Labcaire, was approximately $2,600,000 at June 30, 2003, as compared to $2,300,000 as of June 30, 2002. The Company's backlog relating to medical devices, including Sonora, was approximately $3,000,000 at June 30, 2003, as compared to approximately $2,800,000 at June 30, 2002.

EMPLOYEES

As of September 15, 2003, the Company, including Labcaire and Sonora, employed a total of 201 full-time employees, including 25 in management and supervisory positions. The Company considers its relationship with its employees to be good.

BUSINESS  SEGMENTS

The following table provides a breakdown of net sales by business segment for the periods indicated:

                              Fiscal year ended
                                   June 30,

                        2003         2002         2001
                     -----------  -----------  -----------

Medical devices      $17,504,978  $11,695,761  $13,022,541
Industrial products   17,353,773   17,894,692   17,734,978
                     -----------  -----------  -----------
Net sales            $34,858,751  $29,590,453  $30,757,519
                     ===========  ===========  ===========

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                         Fiscal year ended
                              June 30,

                   2003         2002         2001
                -----------  -----------  -----------

Canada          $   446,307  $   230,567  $  162,526
Mexico                6,230       13,000       2,000
United Kingdom    8,767,304    7,526,478   5,646,655


Europe            1,357,245      980,633     966,349
Asia              1,193,294      890,621     771,805
Middle East         139,501      146,387     138,898
Other               345,643      530,097     201,193
                -----------  -----------  ----------
                $12,255,524  $10,317,783  $7,889,426
                ===========  ===========  ==========

ITEM  2.   PROPERTIES.
--------   -----------

The Company occupies approximately 45,500 square feet at 1938 New Highway, Farmingdale, New York under a lease expiring on June 30, 2005. The Company has the right to extend the lease to June 30, 2010. The rental amount, which is approximately $38,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. Labcaire owns a 20,000 square foot facility in North Somerset, England, which was purchased in fiscal 1999, for which there is a mortgage loan. Sonora occupies approximately 14,000 square feet in Longmont, Colorado under a lease expiring in July 2005. The rental amount is approximately $17,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.

ITEM  3.   LEGAL  PROCEEDINGS.
--------   -------------------

The Company, Medical Device Alliance, Inc. ("MDA") and MDA's wholly-owned subsidiary, LySonix, were defendants in an action alleging patent infringement filed by Mentor. On June 10, 1999, the United States District Court, Central District of California, found for the defendants that there was no infringement
upon  Mentor's  patent.  Mentor  subsequently  filed  an  appeal.   The  issue
concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were awarded in favor of Mentor of approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant was jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, interest and other costs during fiscal year 2001.

On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor. Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of the $5,600,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment. In connection with this litigation settlement, the Company paid $1,000,000 and forgave accounts receivable of $455,500 in exchange for certain assets from MDA/LySonix, which the Company expects to utilize in the future. The net realizable value of those assets was $295,751. In addition, the Company paid $228,960 of other accrued costs during fiscal 2002, leaving an unpaid accrued balance of $174,332 as of June 30, 2002. The Company paid $4,332 of other accrued costs during fiscal 2003. The Company also recorded an additional reserve for net assets received in fiscal 2002 in connection with the settlement of $80,171 during fiscal year 2003. In addition, the Company recorded a reversal of the litigation settlement for unpaid professional fees during the fourth quarter of fiscal 2003 of $170,000.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. The agreement was not conditional upon execution of the court settlement noted above.

The Company's revenues derived from sales of the LySonix soft tissue aspirator and accessories were approximately $536,000, $97,000 and $66,000 during its fiscal year ended June 30, 2003, 2002 and 2001, respectively, comprising approximately 1.5%, 0% and 0%, respectively, of gross revenues. Included in litigation (recovery) settlement expenses is $254,606 which represents the sale of Lysonix 2000 units by Mentor that were received by Mentor from LySonix in connection with inventory received under the settlement agreement with LySonix. This inventory was previously reserved for in fiscal year June 30, 2002, as its salability was uncertain.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
--------   ------------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 2003.

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


Fiscal 2003:                 High    Low
------------                 -----  -----

  First Quarter  . . . . . . $6.25  $5.05
  Second Quarter . . . . . .  5.40   3.55
  Third Quarter  . . . . . .  3.77   2.38
  Fourth Quarter . . . . . .  4.14   2.35

Fiscal 2002:                  High   Low
------------                 -----  -----

  First Quarter  . . . . . . $7.57  $5.71
  Second Quarter . . . . . .  9.98   5.84
  Third Quarter  . . . . . .  9.89   6.30
  Fourth Quarter . . . . . .  8.82   6.00

(b) As of September 15, 2003, the Company had 6,655,865 shares of Common Stock outstanding and 117 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c) The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, in its business operations.

EQUITY COMPENSATION PLAN INFORMATION:
-------------------------------------

                                                                      c) NUMBER OF SECURITIES
                                                   b) WEIGHTED        REMAINING FOR FUTURE
                          a) NUMBER OF             AVERAGE EXERCISE   ISSUANCE UNDER EQUITY
                          SECURITIES TO BE ISSUED  PRICE OF THE       COMPENSATION PLANS
                          UPON THE EXERCISE OF     OUTSTANDING        (EXCLUDING SECURITIES
PLAN CATEGORY             OUTSTANDING OPTIONS      OPTIONS            REFLECTED IN COLUMN a)
----------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders.
----------------------------------------------------------------------------------------------
I. 1991 Plan                         30,000        $     7.38                    17,250
II. 1996 Director's Plan            210,000        $     3.69                   211,500
III. 1996 Plan                      312,207        $     5.90                    40,598
IV. 1998 Plan                       462,225        $     6.37                    30,025
V. 2001 Plan                        595,079        $     5.56                   404,921
----------------------------------------------------------------------------------------------
Equity compensation
    plans not approved
    by security holders                   -                 -                         -
----------------------------------------------------------------------------------------------
Total                             1,609,511        $     5.65                   704,294
==============================================================================================

ITEM  6.  SELECTED  FINANCIAL  DATA.
--------  --------------------------

Selected  income  statement  data:

                                                 Year Ended June 30,

                                  2003         2002          2001         2000         1999
                               -----------  -----------  ------------  -----------  -----------
Net sales                      $34,858,751  $29,590,453  $30,757,519   $29,042,872  $24,767,163
Net income (loss)                  967,575      176,661   (4,492,290)    2,520,896    1,964,758
Net income (loss) per share-
  Basic                        $       .15  $       .03  $      (.75)  $       .42  $       .34
Net income (loss) per share-
  Diluted                      $       .15  $       .03  $      (.75)  $       .39  $       .30

Selected  balance  sheet  data:

                                                 June 30,

                         2003         2002         2001         2000         1999
                      -----------  -----------  -----------  -----------  -----------

Total assets          $29,794,589  $26,964,452  $33,220,788  $31,163,622  $28,779,090

Long-term debt
  and capital lease
  obligations         $ 1,235,362  $ 1,050,254  $ 1,027,921  $ 1,274,738  $ 1,271,814

Total stockholders'
  equity              $21,342,663  $19,688,828  $19,106,818  $23,882,188  $21,542,385


ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------   ---------------------------------------------------------------------
RESULTS  OF  OPERATION.
-----------------------


RESULTS  OF  OPERATION:

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's
Consolidated  Statements  of  Operations:

                                                            Fiscal year ended
                                                                 June 30,

                                                           2003    2002    2001
                                                          ------  ------  -------
Net sales                                                 100.0%  100.0%   100.0%
Cost of goods sold                                         58.4    60.6     51.3
                                                          ------  ------  -------

Gross profit                                               41.6    39.4     48.7
                                                          ------  ------  -------

Selling expenses                                           11.9    15.2     13.2

General and administrative expenses                        20.1    21.9     21.2

Research and development expenses                           6.1     7.1      5.9

Litigation (recovery) settlement expenses                  (1.0)   (6.5)    20.1
                                                          ------  ------  -------

Total operating expenses                                   37.1    37.7     60.4
                                                          ------  ------  -------

Income (loss) from operations                               4.5     1.7    (11.7)

Other income (expense)                                       .9      .2    (10.9)
                                                          ------  ------  -------

Income (loss) before minority interest and income taxes     5.4     1.9    (22.6)

Minority interest in net (income) loss of
   consolidated subsidiaries                                (.1)      -       .1
                                                          ------  ------  -------

Income (loss) before provision for income
   taxes                                                    5.3     1.9    (22.5)

Income tax provision (benefit)                              2.5     1.3     (7.9)
                                                          ------  ------  -------

Net income (loss)                                           2.8%     .6%  (14.6)%
                                                          ======  ======  =======

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

All of the Company's sales to date have been derived from the sale of Medical Devices, which include manufacture and distribution of ultrasonic medical devices and Industrial Products which include, ultrasonic equipment for scientific and industrial purposes, ductless fume enclosures for filtration of gaseous emissions in laboratories and environmental control equipment for the abatement of air pollution.

Fiscal  years  ended  June  30,  2003  and  2002
------------------------------------------------

Net  sales.  Net  sales of the Company's medical devices and industrial products
-----------
increased  $5,268,298  to  $34,858,751 in fiscal 2003 from $29,590,453 in fiscal
2002. This difference in net sales is due to an increase in sales of medical devices of $5,809,217 to $17,504,978 in fiscal 2003 from $11,695,761 in fiscal
2002. This increase is offset by lower industrial product sales of $540,919 to $17,353,773 in fiscal 2003 from $17,894,692 in fiscal 2002. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $2,613,214 and an increase of $3,196,003 in sales of therapeutic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales for diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales for therapeutic medical devices was mostly attributable to an increase in sales to USS of approximately $2,145,000. The remaining increase in therapeutic medical devices is due to increased demand for all products. The decrease in industrial products is due to decreased wet scrubber sales of $1,227,154 and a decrease in ductless fume enclosure sales of $616,769 primarily offset by an increase in Labcaire sales of $1,130,075 and ultrasonic sales of $172,929. Wet scrubber sales continue to be adversely affected by the downturn of the semi-conductor market. The decrease in fume enclosure sales is due to lower customer demand for several industrial products and current economic conditions for such products. The increase in Labcaire sales is primarily due to the demand for the new Guardian (endoscopic cleaning) product introduced in December 2001. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in British Pounds. During fiscal 2003 and fiscal 2002, the Company had foreign net sales of $12,255,524 and $10,317,783, respectively, representing 35.2% and 34.9% of net sales for such years, respectively. The increase in foreign sales in fiscal 2003 as compared to fiscal 2002 is substantially due to an increase in Labcaire sales of $1,130,075. Labcaire represented 82% and 85% of foreign net sales during fiscal 2003 and fiscal 2002, respectively. Approximately 29% of the Company's revenues in the year ended June 30, 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.59 and 1.44 for the year ended June 30, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

                   2003         2002
                -----------  -----------
United States   $22,603,227  $19,272,670
Canada              446,307      230,567
Mexico                6,230       13,000
United Kingdom    8,767,304    7,526,478
Europe            1,357,245      980,633
Asia              1,193,294      890,621
Middle East         139,501      146,387
Other               345,643      530,097
                -----------  -----------
                $34,858,751  $29,590,453
                ===========  ===========

Summarized financial information for each of the segments for the years ended June 30, 2003 and 2002 are as follows:

For the year ended June 30, 2003:

                                                               (a)
                             MEDICAL       INDUSTRIAL     CORPORATE AND
                             DEVICES        PRODUCTS       UNALLOCATED        TOTAL
                          --------------  -------------  ---------------  --------------
Net sales                 $   17,504,978  $  17,353,773  $            -   $   34,858,751
Cost of goods sold             9,725,617     10,628,941               -       20,354,558
                          --------------  -------------                   --------------
Gross profit                   7,779,361      6,724,832               -       14,504,193
Selling expenses               1,406,543      2,725,534               -        4,132,077
Research and development       1,400,336        708,976               -        2,109,312
                          --------------  -------------                   --------------
Total operating expenses       2,806,879      3,434,510       6,678,653       12,920,042
                          --------------  -------------  ---------------  --------------
Income from operations    $    4,972,482  $   3,290,322  $   (6,678,653)  $    1,584,151
                          ==============  =============  ===============  ==============

For the year ended June 30, 2002:

                                                            (a)
                             MEDICAL     INDUSTRIAL    CORPORATE AND
                             DEVICES      PRODUCTS      UNALLOCATED        TOTAL
                          -------------  -----------  ---------------  --------------
Net sales                 $  11,695,761  $17,894,692  $            -   $   29,590,453
Cost of goods sold            7,233,535   10,698,339               -       17,931,874
                          -------------  -----------                   --------------
Gross profit                  4,462,226    7,196,353               -       11,658,579
Selling expenses              1,218,583    3,283,590               -        4,502,173
Research and development      1,554,438      549,263               -        2,103,701
                          -------------  -----------                   --------------
Total operating expenses      2,773,021    3,832,853       4,556,745       11,162,619
                          -------------  -----------  ---------------  --------------
Income from operations    $   1,689,205  $ 3,363,500  $   (4,556,745)  $      495,960
                          =============  ===========  ===============  ==============

     (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

Net sales for the three months ended June 30, 2003 were $10,926,239 compared to $7,893,175 for the same period in fiscal 2002. This increase of $3,033,064 for the three months ended June 30, 2003 is due to an increase in sales of medical devices of $2,179,077 and an increase in industrial products sales of $853,987. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $818,761 and an increase of $1,360,316 in sales of therapeutic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales for diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales for therapeutic medical devices was mostly attributable to an increase in sales to USS of approximately $950,000. The increase in industrial products sales is due to increased Labcaire sales of $639,455, an increase in ultrasonic sales of $226,483 and an increase in wet scrubber sales of $109,399 primarily offset by a decrease in ductless fume enclosure sales of $121,350. The increase in Labcaire sales is primarily due to the demand for the new Guardian (endoscopic cleaning) product introduced in December 2001. The decrease in fume enclosure sales is due to lower customer demand for several industrial products and current economic conditions for such products.

Summarized financial information for each of the segments for the three months ended June 30, 2003 and 2002 are as follows:

For the three months ended June 30, 2003:

                                                             (a)
                            MEDICAL      INDUSTRIAL     CORPORATE AND
                            DEVICES       PRODUCTS       UNALLOCATED        TOTAL
                          -----------  --------------  ---------------  -------------
Net sales                 $ 5,735,495  $    5,190,744  $            -   $  10,926,239
Cost of goods sold          3,254,408       3,369,032               -       6,623,440
                          -----------  --------------                   -------------
Gross profit                2,481,087       1,821,712               -       4,302,799
Selling expenses              369,461         639,391               -       1,008,852
Research and development      320,514         189,032               -         509,546
                          -----------  --------------                   -------------
Total operating expenses      689,975         828,423       1,913,059       3,431,457
                          -----------  --------------  ---------------  -------------
Income from operations    $ 1,791,112  $      993,289  $   (1,913,059)  $     871,342
                          ===========  ==============  ===============  =============

For the three months ended June 30, 2002:

                                                             (a)
                             MEDICAL       INDUSTRIAL     CORPORATE AND
                             DEVICES        PRODUCTS       UNALLOCATED        TOTAL
                          --------------  -------------  ---------------  --------------
Net sales                 $    3,556,418  $   4,336,757  $            -   $    7,893,175
Cost of goods sold             2,641,767      3,151,304               -        5,793,071
                          --------------  -------------                   --------------
Gross profit                     914,651      1,185,453               -        2,100,104
Selling expenses                 405,777        874,621               -        1,280,398
Research and development         348,754        143,642               -          492,396
                          --------------  -------------                   --------------
Total operating expenses         754,531      1,018,263            (204)       1,772,590
                          --------------  -------------  ---------------  --------------
Income from operations    $      160,120  $     167,190  $          204   $      327,514
                          ==============  =============  ===============  ==============

     (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

Gross  profit.  Gross  profit  increased  to  41.6% in fiscal 2003 from 39.4% in
--------------
fiscal 2002. Gross profit for medical devices increased to 44.4% in fiscal 2003 from 38.2% in fiscal 2002. Gross profit for industrial products decreased to 38.8% in fiscal 2003 from 40.2% in fiscal 2002. For fiscal year 2003, gross profit was positively impacted by the favorable order mix for sales of therapeutic and diagnostic medical devices; Mystaire scrubber sales had a significant increase in gross margin on all of its products, predominately due to the implementation of cost reduction efforts; and increased sales by Labcaire, whose products traditionally carry lower gross margins. Gross profit increased to 39.4% of sales in the three months ended June 30, 2003 from 26.6% of sales in the three months ended June 30, 2002. Gross profit for medical devices increased to 43.3% of sales in the three months ended June 30, 2003 from 25.7% of sales in the three months ended June 30, 2002. Gross profit for industrial products increased to 35.1% of sales in the three months ended June 30, 2003 from 27.3% of sales in the three months ended June 30, 2002. For the three months ended June 30, 2003, gross profit was positively impacted by the favorable order mix for sales of therapeutic and diagnostic medical devices; Mystaire scrubber and fume enclosure sales had a significant increase in gross margin on all of its products, predominately due to the implementation of cost reduction efforts; the above were offset by an increase in sales by Labcaire, whose products traditionally carry lower gross margins. The Company manufactures and sells both medical devices and industrial products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling  expenses.   Selling  expenses decreased $370,096 or 8.2% to $4,132,077
-----------------
(11.9% of sales) in fiscal 2003 from $4,502,173 (15.2% of sales) in fiscal 2002. Medical device selling expenses increased $187,960 predominantly due to additional sales and marketing efforts of diagnostic medical devices. Industrial selling expenses decreased $558,056 predominantly due to a decrease in fume enclosure and industrial ultrasonic commissions and wet scrubber employees, due to the reduction of staff, marketing expenses and a decrease in Labcaire sales personnel. Selling expenses decreased $271,546 or 21.2% from $1,280,398 (16.2% of sales) in the three months ended June 30, 2002 to $1,008,852 (9.2% of sales) in the three months ended June 30, 2003. Industrial selling expenses decreased $235,230 predominantly due to decreased sales commissions for the wet scrubber products and a transfer of salaries of two Labcaire employees to general and administrative expenses from selling expenses. Medical device selling expenses decreased $36,316 predominantly due to less sales and marketing efforts for therapeutic medical devices partially offset by additional sales and marketing efforts of diagnostic medical devices.

General  and  administrative  expenses.  General  and  administrative  expenses
--------------------------------------
increased  $553,384  or  8.6%  to  $7,023,088  in fiscal 2003 from $6,469,704 in fiscal 2002. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs and a transfer of two employees from selling expenses, all attributable to Labcaire. General and administrative expenses increased $143,633 or 7.5% to $2,056,388 in the three months ended June 30, 2003 from $1,912,755 in the three months ended June 30, 2002. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs and an increase in administrative staff, all attributable to Labcaire.

Research and development expenses.   Research and development expenses increased
----------------------------------
$5,611  or  .3%  to  $2,109,312  in  fiscal 2003 from $2,103,701 in fiscal 2002.
Research and development expense related to medical devices decreased $154,103 and research and development expensed related to industrial products increased $159,714. During fiscal year 2003, the Company funded $100,000 to Focus Surgery to start research and development for the treatment of kidney and liver tumors utilizing high intensity focused ultrasound technology. The Company has the right to the technology if the Company funds the development. The Company has exercised its right and started to fund the development of treatment of kidney and liver tumors. During fiscal year 2003, three customers reimbursed the Company, in the amount of approximately $260,000, for certain product development expenditures incurred. Research and development expenses increased $17,150 or 3.5% from $492,396 in the three months ended June 30, 2002 to $509,546 in the three months ended June 30, 2003.

Litigation  (recovery)  settlement  expenses. The Company recorded a reversal of
---------------------------------------------
the litigation settlement for fiscal 2003 of $344,435. This reversal represents the following: the sale of $254,606 of Lysonix 2000 units by Mentor that were received by Mentor from LySonix in connection with inventory received under the settlement agreement with LySonix (this inventory was previously reserved for in fiscal year June 30, 2002, as its salability was uncertain) and the reversal of an accrual of $170,000 for unpaid professional fees offset by an additional reserve for net assets received in connection with the settlement of $80,171. In fiscal year 2002, the Company recorded a reversal of the litigation settlement during the fourth quarter of fiscal 2002 of $1,912,959. The Company recorded a litigation settlement charge of $6,176,000 during fiscal 2001. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were awarded in favor of Mentor of approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant was jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third quarter and fourth quarter of fiscal year 2001. On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor. Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of the $5,600,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment. In connection with this litigation settlement, the Company paid $1,000,000 and forgave accounts receivable of $455,500 in exchange for certain assets from MDA/LySonix, which the Company expects to utilize in the future. The net realizable value of those assets was $295,751. In addition, the Company paid $228,960 of other accrued costs during fiscal 2002.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix 2000 soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement.

Other  income (expense). Other income was $292,701 in fiscal 2003 as compared to
------------------------
$47,317 in fiscal 2002. Other income was $218,927 in the three months ended June 30, 2003 as compared to $36,402 in the three months ended June 30, 2002. The increase of $245,384 for the fiscal year was primarily due to a decrease in loss on impairment of investments of Focus Surgery of $396,975 and Hearing Innovations of $243,965, offset by lower royalty income of $159,928 and lower interest income of $207,548. The decrease in impairment of Focus Surgery and Hearing Innovations is a direct result of current period loans to Focus Surgery and Hearing Innovations being less than in the prior period. Royalties decreased since the first six months of fiscal 2002 included additional royalty payments of approximately $150,000, which was based upon an audit of USS'
records  for  prior  years'  royalties.  The  audit  showed  that  USS owed (and subsequently paid) royalties due on prior year sales that were not included in the original royalty computation. The decrease in interest income is due to less cash on hand and lower interest yields during the year as compared to the prior year.

Income taxes. The effective tax rate is 47.8% for the fiscal year ended June 30,
------------
2003 as compared to an effective tax rate of 68.5% for the fiscal year ended June 30, 2002. The current effective tax rate of 47.8% was impacted by no corresponding income tax benefit from the loss of the impairment of Hearing Innovations and Focus Surgery by $311,957 plus the standard consolidated tax rate of approximately 35%. The loss on impairment of investments is recorded with no corresponding tax benefit since these transactions are capital losses. The benefit for such losses are only utilized to the extent the Company has the ability to generate capital gains. During the first quarter of fiscal year 2001, the Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of SFAS No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. During the fourth quarter of fiscal 2003, the Company recorded a valuation allowance of $96,642 against the deferred tax asset related to the non-cash compensation charge due to the recent decline in the Company's stock price. With this valuation, management believes that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences.

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

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

                   2002         2001
                -----------  -----------
United States   $19,272,670  $22,868,093
Canada              230,567      162,526
Mexico               13,000        2,000
United Kingdom    7,526,478    5,646,655
Europe              980,633      966,349
Asia                890,621      771,805
Middle East         146,387      138,898
Other               530,097      201,193
                -----------  -----------
                $29,590,453  $30,757,519
                ===========  ===========

Summarized financial information for each of the segments for the years ended June 30, 2002 and 2001 is as follows:

For the year ended June 30, 2002:

                                                          (a)
                            MEDICAL    INDUSTRIAL    CORPORATE AND
                            DEVICES     PRODUCTS      UNALLOCATED        TOTAL
                          -----------  -----------  ---------------  --------------
Net sales                 $11,695,761  $17,894,692  $            -   $   29,590,453
Cost of goods sold          7,233,535   10,698,339               -       17,931,874
                          -----------  -----------                   --------------
Gross profit                4,462,226    7,196,353               -       11,658,579
Selling expenses            1,218,583    3,283,590               -        4,502,173
Research and development    1,554,438      549,263               -        2,103,701
                          -----------  -----------                   --------------
Total operating expenses    2,773,021    3,832,853       4,556,745       11,162,619
                          -----------  -----------  ---------------  --------------
Income from operations    $ 1,689,205  $ 3,363,500  $   (4,556,745)  $      495,960
                          ===========  ===========  ===============  ==============

For the year ended June 30, 2001:

                                                                 (a)
                                 MEDICAL     INDUSTRIAL     CORPORATE AND
                                 DEVICES      PRODUCTS       UNALLOCATED        TOTAL
                               -----------  -------------  ---------------  --------------
Net sales                      $13,022,541  $  17,734,978  $            -   $  30,757,519
Cost of goods sold               6,632,524      9,150,216               -      15,782,740
                               -----------  -------------                   --------------
Gross profit                     6,390,017      8,584,762               -      14,974,779
Selling expenses                   842,805      3,227,320               -       4,070,125
Research and development         1,143,391        683,213               -       1,826,604
                               -----------  -------------                   --------------
Total operating expenses         1,986,196      3,910,533      12,687,402      18,584,131
                               -----------  -------------  ---------------  --------------
Income (loss) from operations  $ 4,403,821  $   4,674,229  $  (12,687,402)  $  (3,609,352)
                               ===========  =============  ===============  ==============

     (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

Net sales for the three month period ended June 30, 2002 were $7,893,175 compared to $8,945,114 for the same period in fiscal 2001. This decrease for the quarter ended June 30, 2002 is due to a decrease in industrial products sales of $603,660 and medical devices of $448,279. The decrease in industrial products sales consists of a decrease in wet scrubber sales of $805,762, a decrease in fume enclosure product sales of $286,845, and a decrease in ultrasonic sales of $234,123 offset by an increase in Labcaire sales of $723,070. The decrease in medical device sales is due to decreased sales of therapeutic medical devices of $1,339,239 offset by an increase in diagnostic medical device sales of $890,960.

Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in British Pounds. During fiscal 2002 and fiscal 2001, the Company had foreign net sales of $10,317,783 and $7,889,426, respectively, representing 35.2% and 34.9% of net sales for such years, respectively. The increase in foreign sales in fiscal 2002 as compared to fiscal 2001 is substantially due to an increase in Labcaire sales of $1,130,075. Labcaire represented 85% of foreign net sales during fiscal 2002 and fiscal 2001. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.44 and 1.43 for the fiscal year ended June 30, 2002 and 2001, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Gross  profit.  Gross  profit  decreased  to  39.4% in fiscal 2002 from 48.7% in
--------------
fiscal 2001. Gross profit decreased to 26.6% of sales in the three months ended June 30, 2002 from 39.7% of sales in the three months ended June 30, 2001. The decrease in gross profit is predominantly due to the unfavorable mix of high and low margin product deliveries caused by the following: gross profit was negatively impacted by the unfavorable order mix for sales of therapeutic medical devices; Mystaire scrubber sales had a significant decrease in gross margin on all of its products, predominately due to reduced volume; and increased sales of diagnostic medical devices and sales by Labcaire, whose products traditionally carry lower gross margins. The Company manufactures and sells both medical devices and industrial products with a wide range of product costs and gross margin dollars as a percentage of revenues. An unfavorable mix of high and low gross margin product deliveries is a direct result of the ratio of high gross margin product shipments to total shipments versus low gross margin product shipments to the same total shipments. In both the medical devices and industrial products segments, there are wide variations on gross margin percentages to revenues dependent upon the product. The variation in gross margin percentage based upon product mix is described as either a "favorable" or "unfavorable" mix of high and low margin product deliveries.

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

General  and  administrative  expenses.  General  and  administrative  expenses
--------------------------------------
decreased  $41,698 or .6% to $6,469,704 in fiscal 2002 from $6,511,402 in fiscal
2001. The decrease is predominantly due to increased accounting and legal fees and facility and administration costs in Longmont, Colorado, offset by lower bonus and salary expense and the effect of the adoption in the first quarter of fiscal 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS
142"). In accordance with SFAS 142, the Company is no longer amortizing goodwill. Amortization of goodwill for the comparable period in fiscal 2001 was $525,567. General and administrative expenses decreased $19,969 or 1% from $1,932,723 in the three months ended June 30, 2001 to $1,912,755 in the three months ended June 30, 2002. The decrease is predominantly due to increased administration costs in Longmont, Colorado, offset by lower bonus and salary expense and the effect of the adoption in the first quarter of fiscal 2002 of SFAS 142. In accordance with SFAS 142, the Company is no longer amortizing goodwill. Amortization of goodwill for the comparable period in fiscal 2001 was $232,408.

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

Litigation  settlement  (recovery)  expenses. The Company recorded a reversal of
---------------------------------------------
the litigation settlement during the fourth quarter of fiscal 2002 of $1,912,959. The Company recorded a litigation settlement charge of $6,176,000 during fiscal 2001. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were awarded in favor of Mentor of approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant was jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third quarter and fourth quarter of fiscal year 2001. On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor. Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of the $5,600,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment. In connection with this litigation settlement, the Company paid $1,000,000 and forgave accounts receivable of $455,500 in exchange for certain assets from MDA/LySonix, which the Company expects to utilize in the future. The net realizable value of those assets was $295,751. In addition, the Company paid $228,960 of other accrued costs during fiscal 2002. Accordingly, the Company recorded a reversal of the litigation settlement during the fourth quarter of fiscal 2002 of $1,912,959.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix 2000 soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement.

Other  income  (expense). Other income was $47,317 in fiscal 2002 as compared to
-------------------------
other expense of $3,337,631 in fiscal 2001. Other income was $36,402 in the three months ended June 30, 2002 as compared to other expense of $3,744,955 in the three months ended June 30, 2001. This increase was principally due to the following: an increase in royalty income; a decrease in interest income due to less cash and investments; the prior year included the write-down of investments in Focus and Hearing Innovations and of related notes of $3,822,428 for fiscal year 2001 as compared to $952,897 for fiscal year 2002. The Company is no longer amortizing the investments or recording the equity in loss for its investments in Focus and Hearing Innovations for the fiscal year 2002 since the investments were written down to zero at June 30, 2001, accordingly amortization of the investments for the comparable period in fiscal 2001 was $230,900 and the equity in loss on the investments was $365,259. During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due November 30, 2003. The Company recorded an allowance against the entire balance of $473,909 and accrued interest of $16,230 for the above loans. During fiscal 2002, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003. The Company recorded an allowance against the entire balance of $300,000 and accrued interest of $16,500 for the above loans. The Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. The Company recorded an allowance against the entire balance of $60,000 and accrued interest of $900 for the above loan. In addition to the current loans, included in other income and expense was accrued interest of $33,300 due from Focus Surgery and $52,058 due from Hearing Innovations for loans and debentures issued in prior years.

Income  taxes.  The  effective tax rate was 68.5% for the fiscal year ended June
-------------
30, 2002 as compared to an effective tax rate of 35.0% for the fiscal year ended June 30, 2001. The current effective tax rate of 68.5% was impacted by no corresponding income tax benefit from the loss of the impairment of Hearing Innovations and Focus Surgery by $333,406 plus the standard consolidated tax rate of approximately 35%. The loss on impairment of investments is recorded with no corresponding tax benefit since these transactions are capital losses. The benefit for such losses are only utilized to the extent the Company has the ability to generate capital gains.

CRITICAL  ACCOUNTING  POLICIES:

General:  Financial  Reporting  Release  No.  60,  which  was  released  by  the
--------
Securities and Exchange Commission in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003 includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

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

Goodwill:  In  July  2001,  the  Financial  Accounting  Standards  Board  issued
---------
Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141") and SFAS 142. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2003 in the fourth quarter. There were no indications that goodwill recorded was impaired.

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

LIQUIDITY  AND  CAPITAL  RESOURCES:

Working capital at June 30, 2003 and June 30, 2002 was $13,967,805 and $11,854,281, respectively. For the fiscal year 2003, cash provided by operations totaled $2,303,492. The increase in the cash balance is due to the refund of prepaid income taxes offset by cash paid for inventory purchased for unshipped orders. For the fiscal year 2003, cash used in investing activities was $1,042,805, which primarily consisted of the purchase of Labcaire stock, the purchase of property, plant and equipment during the regular course of business and loans made to Hearing Innovations. For the fiscal year 2003, cash used by financing activities was $62,054, primarily consisting of proceeds from the exercise of stock options and short-term borrowings offset by payments of short-term borrowings and principal payments on capital lease obligations.

Revolving  Credit  Facilities
-----------------------------
On July 1, 2002, Labcaire replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,520,000 ( 950,000) and bears interest at the bank's base rate (5.25% and 4.00% at June 30, 2003 and 2002, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The current facility is more flexible than the prior facility. The prior facility established a sum certain limit where the current facility has a credit limit based upon United Kingdom domestic and European receivables outstanding. The agreement expires on December 31, 2003 and covers all United Kingdom and European sales. At June 30, 2003, the balance outstanding under this overdraft facility was $704,669 and Labcaire was in compliance with all financial covenants.

The Company secured a $5,000,000 revolving credit facility with Fleet Bank on January 18, 2002 to support future working capital needs. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. This facility contains certain financial covenants, including requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than 2 to 1; that the Company maintain a working capital ratio of not less than
1.5 to 1; and that the Company maintain a tangible net worth of $14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On June 30, 2003, the Company had $5,000,000 available on its line of credit. The Company is in compliance with all such covenants.

Commitments
-----------
The Company has commitments under a revolving note payable, facility debt and capital and operating leases that will be funded from operating sources. At June 30, 2003, the Company's contractual cash obligations and commitments relating to the revolving note payable, facility debt and capital and operating leases are as follows:

                        LESS THAN                           AFTER
COMMITMENT               1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS     TOTAL
----------------------  ----------  ----------  ----------  --------  ----------
Revolving note payable  $  704,669           -           -         -  $  704,669
Facility debt               54,688  $  120,661  $  132,232  $757,298   1,064,879
Capital leases             236,541     184,426      29,070         -     450,037
Operating leases           663,285     700,628      40,220         -   1,404,133
                        ----------  ----------  ----------  --------  ----------
                        $1,659,183  $1,005,715  $  201,522  $757,298  $3,623,718
                        ==========  ==========  ==========  ========  ==========

Labcaire
--------
In October 2002, under the terms of the revised purchase agreement (the "Labcaire Agreement") with Labcaire, the Company paid $232,394 for 9,286 shares (2.70%) of the outstanding common stock of Labcaire bringing the acquired interest to 100%. This represents the fiscal 2003 buy-back, as defined in the Labcaire Agreement. The balance of the capital stock of Labcaire was owned by three executives and one retired executive of Labcaire who had the right, under the Labcaire Agreement, to require the Company to repurchase such shares at a price equal to its pro rata share of 8.5 times Labcaire's earnings before interest, taxes and management charges for the preceding fiscal year.

Hearing  Innovations,  Inc.
---------------------------
During fiscal 2003, the Company entered into sixteen loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $274,991 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 274,991 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.10 to $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $274,991 for the above loans as well as accrued interest of $23,241. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. In November 2002, the Company signed a management agreement with Hearing Innovations whereby the Company earns $17,000 per month for those services. These amounts have been fully reserved by the Company, as the collectibility of these amounts is uncertain. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support.

Off-Balance  Sheet  Arrangements
--------------------------------
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

Recent  Accounting  Pronouncements
----------------------------------
In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, SFAS 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

The Company was required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001. In the first quarter of fiscal 2003, the Company adopted SFAS 144 for long-lived assets held for use. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations or financial condition.

In December 2003, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and ABP Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company was required to adopt SFAS 148 no later than the fiscal year ending after December 15, 2002. The Company adopted SFAS 148 in the third quarter of fiscal 2003 and the additional disclosure requirements are incorporated herein.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this statement will have a material impact on its consolidated results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."("SFAS No. 149"). Among other things, the Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. SFAS No.

149 was effective July 1, 2003. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity."("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations or financial condition.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." ("EITF 00-21"). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company does not believe that the adoption of EITF 00-21 will have a material impact on its on its consolidated results of operations or financial condition.

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not determined the impact on its consolidated results of operations or financial condition that may result from the application of FIN 46.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
---------  -----------------------------------------------------------------

Market  Risk:
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire.

Foreign  Exchange  Rates:
Approximately 29% of the Company's revenues in fiscal 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.59 and 1.44 for the fiscal year ended June 30, 2003 and 2002, respectively. A strengthening of the

English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA.
--------   -----------------------------------------------

The  independent  auditors' reports and consolidated financial statements listed
in  the  accompanying  index  are  filed as part of this report.   See "Index to
Consolidated  Financial  Statements"  on  page  41.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial data for each quarter of fiscal 2003, 2002 and 2001. Although unaudited, this information has been prepared on a basis consistent with the Company's audited consolidated financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

QUARTERLY  FINANCIAL  DATA:

                                                                  FISCAL 2003
                                             Q1           Q2           Q3            Q4           YEAR
Net sales                               $ 7,010,322   $8,174,513  $ 8,747,677   $10,926,239   $34,858,751

Gross profit                              2,957,218    3,405,158    3,839,018     4,302,799    14,504,193

Operating expenses                        2,867,500    3,180,454    3,440,631     3,431,457    12,920,042

Income from operations                       89,718      224,704      398,387       871,342     1,584,151

Other income                                 15,111        5,221       53,442       218,927       292,701

Minority interest in net (income)
loss of consolidated subsidiaries            (6,717)      40,553      (29,628)      (27,693)      (23,485)

Income tax provision                         46,955      157,437      177,766       503,634       885,792
                                        ------------  ----------  ------------  ------------  ------------

Net income                              $    51,157   $  113,041  $   244,435   $   558,942   $   967,575
                                        ============  ==========  ============  ============  ============

Net income per share-Basic              $       .01   $      .02  $       .04   $       .08   $       .15

Net income per share -Diluted           $       .01   $      .02  $       .04   $       .08   $       .15


                                                                  FISCAL 2002
                                             Q1           Q2           Q3            Q4           YEAR

Net sales                               $ 6,822,521   $7,503,537  $ 7,371,220   $ 7,893,175   $29,590,453

Gross profit                              3,185,172    3,325,335    3,047,968     2,100,104    11,658,579

Operating expenses                        2,976,732    3,050,663    3,362,634     1,772,590    11,162,619

Income (loss) from operations               208,440      274,672     (314,666)      327,514       495,960

Other income (expense)                      (17,100)     101,855      (73,840)       36,402        47,317


Minority interest in net loss (income)
of consolidated subsidiaries                (12,186)      42,916       (5,099)       (8,066)       17,565

Income tax provision (benefit)              222,209      158,823     (182,833)      185,982       384,181
                                        ------------  ----------  ------------  ------------  ------------

Net (loss) income                       $   (43,055)  $  260,620  $  (210,772)  $   169,868   $   176,661
                                        ============  ==========  ============  ============  ============

Net (loss) income per share-Basic       $      (.01)  $      .04  $      (.03)  $       .03   $       .03

Net (loss) income per share -Diluted    $      (.01)  $      .04  $      (.03)  $       .03   $       .03


                                                                  FISCAL 2001
                                             Q1           Q2           Q3            Q4           YEAR

Net sales                               $ 6,791,318   $7,616,531  $ 7,404,556   $ 8,945,114   $30,757,519

Gross profit                              3,581,398    3,969,998    3,875,441     3,547,942    14,974,779

Operating expenses                        2,708,145    2,942,237    8,658,479     4,275,270    18,584,131

Income (loss) from operations               873,253    1,027,761   (4,783,038)     (727,328)   (3,609,352)

Other income (expense)                      160,984      209,591       36,749    (3,744,955)   (3,337,631)

Minority interest in net loss (income)
of consolidated subsidiaries                 (4,323)      30,566       (6,037)       11,358        31,564

Income tax (benefit) provision           (1,304,246)     506,074   (1,832,997)      208,040    (2,423,129)
                                        ------------  ----------  ------------  ------------  ------------

Net income (loss)                       $ 2,334,160   $  761,844  $(2,919,329)  $(4,668,965)  $(4,492,290)
                                        ============  ==========  ============  ============  ============

Net income (loss) per share-Basic       $       .39   $      .13  $      (.48)  $      (.77)  $      (.75)

Net income (loss) per share -Diluted    $       .36   $      .12  $      (.48)  $      (.77)  $      (.75)


ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
--------   ---------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------

None.

ITEM  9A.     CONTROLS  AND  PROCEDURES.
---------     -------------------------

Omitted pursuant to extended compliance period.

                                    PART III
                                    ---------

ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
---------   ---------------------------------------------------------

The Company currently has five Directors. Their term expires at the Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

                                                                              DIRECTOR
NAME                     AGE  PRINCIPAL OCCUPATION                             SINCE
-----------------------  ---  --------------------                             -----
Gary Gelman               56  Chairman of the Board                             1995
                              of Directors

Howard Alliger            76  Director                                          1971


T. Guy Minetti            52  Director                                          2003

Thomas F. O'Neill         57  Director                                          2003

Michael A. McManus, Jr.   60  President and Chief                               1998
                              Executive Officer

Richard Zaremba           48  Vice President, Chief Financial Officer,            --
                              Secretary and Treasurer

Kenneth Coviello          51  Vice President - Medical Devices                    --

Dan Voic                  41  Vice President of Research and Development
                              and Engineering                                     --

Bernhard Berger           41  Vice President - Industrial/Scientific Products     --

Ronald Manna              49  Vice President of New Product Development
                              and Regulatory Affairs                              --

The following is a brief account of the business experience for the past five years of the Company's Directors and executive officers:

GARY GELMAN, the founder of American Claims Evaluation, Inc., a publicly traded company engaged in auditing hospital bills and providing vocational rehabilitational counseling, has been Chairman of the Board and a Director of that company for more than ten years. Since 1973, Mr. Gelman has also been Chief Executive Officer of American Para Professional Systems, Inc., a privately held entity, which provides nurses who perform physical examinations of applicants for life and/or health insurance for insurance companies. He received a B.A degree from Queens College. Mr. Gelman became a member of the Board of Directors of the Company in 1995 and Chairman of the Board of the Company in March 1996.

HOWARD ALLIGER founded the Company's predecessor in 1955 and the Company was a sole proprietorship until 1960. The Company name then was Heat
Systems-Ultrasonics. Mr. Alliger was President of the Company until 1982 and Chairman of the Board until 1996. In 1996 Mr. Alliger stepped down as Chairman and ceased to be a corporate officer. He has been awarded 23 patents and has published various papers on ultrasonic technology. For three years, ending in 1991, Mr. Alliger was the President of the Ultrasonic Industry Association. Mr. Alliger holds a B.A. degree in economics from Allegheny College and also attended Cornell University School of Engineering for four years. He has also established, and is President of, two privately held entities which are engaged in pharmaceutical research and development.

T. GUY MINETTI currently serves as the Vice Chairman of the Board of Directors of 1-800-Flowers.Com, a publicly-held specialty gift retailer based in Westbury, New York. Before joining 1-800-Flowers.Com in 2000, Mr. Minetti was the Managing Director of Bayberry Advisors, an investment-banking boutique he founded in 1989 to provide corporate finance advisory services to small-to-medium-sized businesses. From 1981 through 1989, Mr. Minetti was a Managing Director of the investment banking firm, Kidder, Peabody & Company. While at Kidder, Peabody, Mr. Minetti worked in the investment banking and high yield bond departments. Mr. Minetti is a graduate of St. Michael's College.

THOMAS F. O'NEILL, a founding principal of Sandler O'Neil & Partners L.P., an investment banking firm, began his Wall Street career at L.F. Rothschild. Mr. O'Neill specialized in working with financial institutions in Rothschild's Bank Service Group from 1972. He was appointed Managing Director of the Bank Service Group, a group consisting of fifty-five professionals, in 1984. In 1985, he became a Bear Stearns Managing Director and Co-Manager of the Group. Mr. O'Neill is a graduate of New York University and a veteran of the United States Air Force.

MICHAEL  A.  MCMANUS,  JR.  became  President and Chief Executive Officer of the
Company in November 1999. From November 1991 to March 1999, Mr. McManus was President and Chief Executive Officer of New York Bancorp, Inc. Prior to New
York Bancorp, Inc., Mr. McManus held senior positions with Jamcor Pharmaceutical, Inc., Pfizer, Inc. and Revlon Corp. Mr. McManus also spent several years as an Assistant to President Reagan. Mr. McManus serves on the Board of Directors of the following publicly traded companies: American Home Mortgage Holdings, Inc.; Liquid Audio, Inc.; Novavax, Inc.; and NWH, Inc. Mr. McManus holds a B.A. degree in Economics from the University of Notre Dame and a Juris Doctorate from Georgetown University Law Center.

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

DAN VOIC became Vice President of Research and Development and Engineering in January 2002. Prior thereto, he served as Engineering Manager and Director of Engineering with the Company. Mr. Voic has approximately 14 years experience in both medical and industrial products development. Mr. Voic holds a M.S. degree in mechanical engineering from Polytechnic University "Traian Vuia" of Timisoara, Romania and a MS degree in applied mechanics from Polytechnic
University  of  New  York.

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

RONALD MANNA became Vice President of New Product Development and Regulatory Affairs of the Company in January 2002. Prior thereto, Mr. Manna served as Vice President of Research and Development and Engineering, Vice President of Operations and Director of Engineering of the Company. Mr. Manna holds a B.S. degree in mechanical engineering from Hofstra University.

Executive officers are elected by and serve at the discretion of the board of directors.

Each non-employee Director receives an annual fee of $15,000. In addition, Mr. Gelman receives a special Chairman's fee of $15,000 per year. For the fiscal year ended June 30, 2003, options to purchase 15,000 shares of Common Stock were granted to each of Mr. Minetti and Mr. O'Neill. Each non-employee Director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2003.

ITEM  11.  EXECUTIVE  COMPENSATION.
---------  ------------------------

The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000.

                                 SUMMARY COMPENSATION TABLE
                                 --------------------------

                                        ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                        -------------------                -------------
NAME AND PRINCIPAL               FISCAL YEAR                           SECURITIES UNDERLYING
POSITION                        ENDED JUNE 30,  SALARY ($)  BONUS ($)   OPTIONS GRANTED (#)

Michael A. McManus, Jr.                   2003     275,000    100,000                 150,000
President and Chief                       2002     275,000    150,000                 150,000
Executive Officer                         2001     266,687    250,000                 250,000

Richard Zaremba                           2003     154,121      1,595                  40,000
Vice President,                           2002     150,000     28,000                  32,000
Chief Financial Officer,                  2001     135,610     33,000                  30,000
Secretary and Treasurer

Kenneth Coviello                          2003     135,093      2,562                  35,000
Vice President of Medical                 2002     130,000     15,000                  15,000
Products                                  2001     126,620          -                  10,000

Daniel Voic                               2003     116,645     12,129                  10,000
Vice President of                         2002      97,729     10,000                   6,500
Research and Development and              2001      92,519      6,000                   7,500
Engineering

Bernhard Berger                           2003     108,748     17,021                  20,000
Vice President of                         2002     105,000      3,000                   5,000
Industrial/Scientific Products            2001      15,952          -                  10,000

Ronald Manna                              2003     114,231      1,000                   5,000
Vice President of                         2002     121,072     10,000                  10,000
New Product Development and               2001     116,340     25,000                  15,000
Regulatory Affairs

EMPLOYMENT  AGREEMENTS

In October 2002, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2003 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company provided automobile. The agreement also provides for an annual bonus based on the Company's pretax operating earnings with a minimum guaranteed bonus of $250,000. For fiscal year 2002, Mr. McManus elected to receive a bonus of $100,000, which was paid in December 2002. During fiscal year 2001, Mr. McManus elected to receive a bonus of $150,000, which was paid in December 2001. Mr.
McManus elected to receive a reduced bonus for each such year due to the Company's results. Mr. McManus receives additional benefits that are generally provided to other employees of the Company.

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

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during fiscal year ended June 30, 2003:

                                     % OF TOTAL
                                      OPTIONS
                         SECURITIES  GRANTED TO
                         UNDERLYING   EMPLOYEES                                (a)
                           OPTIONS    IN FISCAL    EXERCISE    EXPIRATION  GRANT DATE
NAME                     GRANTED (#)    YEAR     PRICE ($/SH)     DATE      VALUE($)
--------------------------------------------------------------------------------------

Michael A. McManus, Jr.      150,000       42.5          5.10   9/30/2012      452,400
Richard Zaremba               40,000       11.3          5.10   9/30/2012       95,512
Kenneth Coviello              35,000        9.9          5.10   9/30/2012       45,240
Bernhard Berger               20,000        5.7          5.10   9/30/2012       30,160
Daniel Voic                   10,000        2.8          5.10   9/30/2012       19,604
Ronald Manna                   5,000        1.4          5.10   9/30/2012       15,080

(a)  The  fair  value  for  these  options  was estimated at the date of grant using a
Black-Scholes  option  pricing  model with the following weighted average assumptions:
risk-free  interest  rates  of  3.08%;  no  dividend  yields; volatility factor of the expected market price of the Common Stock of 59%, and a weighted-average expected life of  the  options  of  five  years.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 2003. The following table contains information concerning the number and value, at June 30, 2003, of unexercised options held by executive officers named in the Summary Compensation
Table:

                                                                        VALUE OF
                                   NUMBER OF SECURITIES               UNEXERCISED
                                  UNDERLYING UNEXERCISED              IN-THE-MONEY
                                        OPTIONS AT                     OPTIONS AT
                                    FISCAL YEAR END (#)           FISCAL YEAR END ($)
NAME                            (EXERCISABLE/UNEXERCISABLE)  (EXERCISABLE/UNEXERCISABLE)(1)
------------------------------  ---------------------------  ------------------------------
Michael A. McManus, Jr.                           850,000/0                       12,000/0
Richard Zaremba                               64,000/53,000                        3,600/0
Kenneth Coviello                              26,667/23,333                            0/0
Dan Voic                                      37,000/11,000                          900/0
Ronald Manna                                  72,500/10,000                        3,600/0
Bernhard Berger                               21,667/10,000                            0/0

(1) Fair market value of underlying securities (the closing price of the Common Stock on the NASD Automated Quotation System) at June 30, 2003, minus the exercise price.

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

CEO'S COMPENSATION. As discussed in the Summary Compensation Table, Mr. McManus received a base salary of $275,000. The agreement also provides for an annual bonus based on the Company's pretax operating earnings with a minimum guaranteed bonus of $250,000, which is to be paid in December 2003. For fiscal year 2002, Mr. McManus elected to receive a bonus of $100,000, which was paid in December 2002. During fiscal year 2001, Mr. McManus elected to receive a bonus of $150,000, which was paid in December 2001. Mr. McManus elected to receive a reduced bonus for each such year due to the Company's results. The factors involved in determining our CEO's compensation are our revenues and profits, his lengthy experience and business acumen, his responsibilities, and the efforts exerted by him in the performance of his duties.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKING AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

Mr. Alliger was the Chairman of the Board and a corporate officer of the Company until 1996 when Mr. Alliger stepped down as Chairman and was no longer a corporate officer.

Reported upon by the Compensation Committee

                    Gary  Gelman               Howard  Alliger

STOCK  OPTIONS

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2003, options to purchase 30,000 shares of Common Stock were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares of Common Stock had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996

Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. At June 30, 2003, options to purchase 312,207 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 per share with a vesting period of immediate to two years under the 1996 Plan and options to acquire 210,000 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $7.10 per share with a vesting period of immediate to two years under the 1996 Directors Plan. At June 30, 2003, options to purchase 97,195 shares of Common Stock under the 1996 Plan have been exercised and 182,543 shares have been forfeited (of which options to purchase 141,945 shares have been reissued). At June 30, 2003, options to purchase 703,500 shares of Common Stock under the 1996 Directors Plan have been exercised and options to purchase 40,000 shares have been forfeited (of which none have been reissued).

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock of the Company. At June 30, 2003, options to purchase 462,225 shares of Common Stock were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2003, options to purchase 7,750 shares of Common Stock under the 1998 Plan have been exercised and options to purchase 58,950 shares of Common Stock under the 1998 Plan have been forfeited (of which options to purchase 28,925 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock of the Company. At June 30, 2003, options to purchase 595,079 shares of Common Stock were outstanding under the 2001 Plan at exercise prices ranging from $5.10 to $6.07 per share with a vesting period of one to three years. At June 30, 2003, options to purchase 35,315 shares of Common Stock under the 2001 Plan have been forfeited and no options have been exercised or reissued.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------  ------------------------------------------------------------------
RELATED STOCKHOLDERS MATTERS.
-----------------------------

The following table sets forth as of August 31, 2003, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each Director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

                                                              PERCENT
                                            COMMON STOCK        OF
NAME AND ADDRESS (1)                     BENEFICIALLY OWNED    CLASS
---------------------------------------  -------------------  -------
Michael A. McManus, Jr. . . . . . . . .          968,950 (2)     12.9
Gary Gelman . . . . . . . . . . . . . .          755,750 (3)     11.2


Howard Alliger. . . . . . . . . . . . .           92,108 (4)      8.7
Ronald Manna. . . . . . . . . . . . . .          125,394 (5)      1.9
Richard Zaremba . . . . . . . . . . . .           80,870 (6)      1.2
Dan Voic  . . . . . . . . . . . . . . .           37,000 (7)        *
Kenneth Coviello. . . . . . . . . . . .           28,867 (8)        *
Bernard Berger. . . . . . . . . . . . .           21,667 (9)        *
All executive officers and
   Directors as a group
   (eight people) . . . . . . . . . . .        2,610,606 (10)     33.0
*Less than 1%

(1) Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735.
(2) Includes 850,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.
(3) Includes 65,000 shares which Mr. Gelman has the right to acquire upon exercise of stock options which are currently exercisable.
(4) Includes 115,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.
(5) Includes 72,500 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.
(6) Includes 64,000 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.
(7) Includes 37,000 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.
(8) Includes 26,667 shares which Mr. Coviello has the right to acquire upon exercise of stock options which are currently exercisable.
(9) Represents 21,667 shares which Mr. Berger has the right to acquire upon exercise of stock options which are currently exercisable.
(10) Includes the shares indicated in notes (2), (3), (4), (5), (6), (7), (8) and (9).


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
---------  ---------------------------------------------------

None.

ITEM  14.  CONTROLS  AND  PROCEDURES.
------------------------------------

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company's diclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of a date within ninety days prior to the filing date of this annual report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO have concluded that the Company's current disclosure controls and procdures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

                                     PART IV
                                     -------

ITEM  16.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.
---------  --------------------------------------------------------------------

  a.  (1)  and (2)     - The response to this portion of Item 16 is submitted as
a  separate  section  of  this  report.

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

               10(u) Option Agreement dated September 11, 1995 between the Company and Medical Device Alliance, Inc. (4)

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

               10(bb)    1996  Non-Employee  Director  Stock  Option  Plan.  (7)


               10(cc)    1996  Employee  Incentive  Stock  Option  Plan.  (7)

               10(ee)    1999  Employee  Stock  Option  Plan.  (8)

               10(ff) Investment Agreement, dated as of May 3, 1999, by and between the Company, and Focus Surgery, Inc. (10)

               10(gg) Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations, Inc. (10)

               10(ii) Exclusive License Agreement dated as of February, 2001 between the Company and Medical Device Alliance, Inc.
                         (10)

               10(jj) Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems. (10)

               10(kk) 6% Secured Convertible Debenture, dated April 12, 2001, by Focus Surgery, Inc. payable to the Company. (9)

               10(ll) Asset Purchase Agreement dated January 16, 2001, by and among the Company, Fibra-Sonics, Inc., Mary Anne Kirchschlager, James Kirchschlager and James Conrad Kirchschlager. (9)

               10(mm) Purchase and Sale Agreement, dated July 28, 2000, by and between CraMar Technologies, Inc., Acoustic Marketing Research, Inc. and Randy Muelot. (9)

               10(nn) 7% Secured Convertible Debenture, dated August 28, 2000, by Hearing Innovations, Inc. payable to the Company. (9)

               10(oo) 5.1% Secured Convertible Debenture, dated November 7, 2000, by Focus Surgery, Inc. payable to the Company.
                         (9)

               10(pp) Asset Purchase Agreement by and between Perceptron, Inc. and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems. (9)

               10(qq) First Amendment to Employment Agreement, dated October 13, 2000, by and between the Company and Michael A. McManus, Jr. (9)

               10(rr) Employment Agreement dated October 31, 1998 by and between the Company and Michael A. McManus, Jr. (11)

               10(ss) 6% Secured Convertible Debenture, dated July 31, 2001, by Focus Surgery, Inc. payable to the Company. (11)

               10(tt) Employment Agreement dated October 31, 2002 by and between the Company and Michael A. McManus, Jr.

               21        Subsidiaries  of  the  Company.

               23.1      Consent  of  independent  auditors.

               23.2      Consent  of  independent  auditors.

               31.1      Rule  13a-14(a)/15d-14(a)  Certification.

               31.2      Rule  13a-14(a)/15d-14(a)  Certification.

               32.1      Section  1350  Certification.

               32.2      Section  1350  Certification.

               __________________

                    (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. No. 33-43585).
                    (2)  Incorporated  by  reference  from  the Company's Annual
                         Report  on  Form  10-K  for  the  fiscal  year  1992.

                    (3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1993.
                    (4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1995.
                    (5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1996.
                    (6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1997.
                    (7) Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.
                    (8)  Incorporated  by  reference  from  the  Company's
                         Registration  Statement  on  Form  S-8  (Reg.  No.
                         333-78795).
                    (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
                    (10) Incorporated  by  reference  from  the Company's Annual
                         Report  on  Form  10-K/A  for  the  fiscal  year  2001.
                    (11) Incorporated  by  reference  from  the Company's Annual
                         Report  on  Form  10-K/A  for  the  fiscal  year  2002.


     b. The following report on Form 8-K was filed during the last quarter of the period covered by the Report.

          On May 6, 2003, a Form 8-K was filed by the Company under Item 9. " Regulation FD Disclosure."


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


                                   MISONIX, INC.


                                   By:  /s/  Michael A. McManus, Jr.
                                      ---------------------------------
                                      Michael McManus, Jr.
                                      President and Chief
                                      Executive Officer


Date:  September 19, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                             Date
---------------------------  --------------------------------------------  ------------------


/s/ Gary Gelman              Chairman of the Board,                        September 19, 2003
---------------------------  Director
Gary Gelman


/s/ Michael A. McManus, Jr.  President, Chief Executive                    September 19, 2003
---------------------------  Officer, and Director
Michael A. McManus, Jr.      (principal executive officer)


 /s/ Richard Zaremba         Vice President, Chief Financial               September 19, 2003
---------------------------  Officer, Treasurer and Secretary
Richard Zaremba              (principal financial and accounting officer)


 /s/ Howard Alliger          Director                                      September 19, 2003
---------------------------
Howard Alliger


/s/ T. Guy Minetti           Director                                      September 19, 2003
---------------------------
T. Guy Minetti


/s/ Thomas F. O'Neill        Director                                      September 19, 2003
---------------------------
Thomas F. O'Neill

                                   Item 14(a)
                                   ----------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         MISONIX, INC. and Subsidiaries
                            Year Ended June 30, 2003




                                                                            Page
                                                                            ----

Reports  of  Independent  Auditors . . . . . . . . . . . . . . . . . . . . 42-43
Consolidated  Balance  Sheets-June  30,  2003  and  2002 . . . . . . . . . . .44
Consolidated Statements of Operations-Years Ended
  June 30, 2003, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . .45
Consolidated Statements of Stockholders' Equity-Years Ended
  June 30, 2003, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . .46
Consolidated Statements of Cash Flows-Years Ended
  June 30, 2003, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . .47
Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . . . . . .49
The following consolidated financial statement schedule is included in Item
14(a).

     Schedule II-Valuation and Qualifying Accounts and Reserves . . . . . . . 78

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors
                         ------------------------------

The Board of Directors and Stockholders
MISONIX,  INC.

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 14(a) for the years ended June 30, 2003 and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MISONIX, INC. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2002, the Company changed its method of accounting for goodwill and other intangible assets.

                                                    /s/  Ernst & Young LLP


Melville, New York
August 20, 2003

                         Report of Independent Auditors
                         ------------------------------

The Board of Directors and Stockholders
MISONIX, INC. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of MISONIX, INC., and Subsidiaries (the "Company") as of and for the year ended June 30, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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


                                                                   /s/ KPMG  LLP

Melville, New York
September 24, 2001

                                     Misonix, Inc. and Subsidiaries

                                       Consolidated Balance Sheets


                                                                                                         JUNE 30,
                                                                                                --------------------------
ASSETS                                                                                              2003          2002
                                                                                                ------------  ------------
Current assets:
    Cash and cash equivalents                                                                   $ 2,279,869   $ 1,065,465
    Accounts receivable, less allowance for doubtful accounts of $644,157 and
         $223,413, respectively                                                                   7,844,399     6,656,932
    Inventories                                                                                   8,979,472     7,170,844
    Prepaid income taxes                                                                                  -     1,391,978
    Deferred income taxes                                                                           477,580       388,027
    Prepaid expenses and other current assets                                                       983,523       715,367
                                                                                                ------------  ------------
Total current assets                                                                             20,564,843    17,388,613

Property, plant and equipment, net                                                                3,574,207     3,151,909
Deferred income taxes                                                                               862,690     1,757,937
Goodwill                                                                                          4,473,713     4,241,319
Other assets                                                                                        319,136       424,674
                                                                                                ------------  ------------
Total assets                                                                                    $29,794,589   $26,964,452
                                                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                                   $   704,669   $   730,092
  Accounts payable                                                                                3,563,208     3,072,234
  Accrued expenses and other current liabilities                                                  2,002,154     1,304,824
  Litigation settlement liabilities                                                                       -       174,332
  Income taxes payable                                                                               47,453             -
  Current maturities of long-term debt and capital lease obligations                                279,554       252,850
                                                                                                ------------  ------------
Total current liabilities                                                                         6,597,038     5,534,332

Long-term debt and capital lease obligations                                                      1,235,362     1,050,254

Deferred income                                                                                     356,076       451,073
Minority interest                                                                                   263,450       239,965

Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock, $.01 par value-shares authorized 10,000,000; 6,733,665 and 6,180,165 issued,
        and 6,655,865 and 6,105,865 outstanding, respectively                                        67,337        61,802
   Additional paid-in capital                                                                    22,712,511    22,313,991
   Retained deficit                                                                              (1,053,484)   (2,021,059)
   Treasury stock, 77,800 and 74,300 shares, respectively                                          (412,424)     (401,974)
   Accumulated other comprehensive income (loss)                                                     28,723      (263,932)
                                                                                                ------------  ------------
Total stockholders' equity                                                                       21,342,663    19,688,828
                                                                                                ------------  ------------

Total liabilities and stockholders' equity                                                      $29,794,589   $26,964,452
                                                                                                ============  ============

See Accompanying Notes to Consolidated Financial Statements.

                                       Misonix, Inc. and Subsidiaries

                                     Consolidated Statements of Operations

                                                                                YEAR ENDED JUNE 30,
                                                                          2003          2002          2001
                                                                      ------------  ------------  ------------
Net sales                                                             $34,858,751   $29,590,453   $30,757,519

Cost of goods sold                                                     20,354,558    17,931,874    15,782,740
                                                                      ------------  ------------  ------------
Gross profit                                                           14,504,193    11,658,579    14,974,779

Operating expenses:
    Selling expenses                                                    4,132,077     4,502,173     4,070,125
    General and administrative expenses                                 7,023,088     6,469,704     6,511,402
    Research and development expenses                                   2,109,312     2,103,701     1,826,604
    Litigation (recovery)  settlement expenses                           (344,435)   (1,912,959)    6,176,000
                                                                      ------------  ------------  ------------
Total operating expenses                                               12,920,042    11,162,619    18,584,131
                                                                      ------------  ------------  ------------
Income (loss) from operations                                           1,584,151       495,960    (3,609,352)

Other income (expense):
   Interest income                                                         66,202       273,750       538,016
   Interest expense                                                      (166,971)     (133,438)     (145,436)
   Option/license fees                                                     24,312        24,312        24,313
   Royalty income                                                         663,714       823,642       665,292
   Amortization of investments                                                  -             -      (230,900)
   Loss on impairment of Focus Surgery, Inc.                              (13,725)     (410,700)   (2,529,056)
   Loss on impairment of Hearing Innovations, Inc.                       (298,232)     (542,197)   (1,293,372)
   Equity in loss of Focus Surgery, Inc.                                        -             -      (322,565)
   Equity in loss of Hearing Innovations, Inc.                                  -             -       (42,694)
   Foreign currency exchange gain (loss)                                   17,401        11,948        (1,949)
   Miscellaneous income                                                         -             -           720
                                                                      ------------  ------------  ------------
Total other income (expense)                                              292,701        47,317    (3,337,631)
                                                                      ------------  ------------  ------------

Income (loss) before minority interest and income taxes                 1,876,852       543,277    (6,946,983)

Minority interest in net (income) loss of consolidated subsidiaries       (23,485)       17,565        31,564
                                                                      ------------  ------------  ------------

Income (loss) before provision (benefit) for income taxes               1,853,367       560,842    (6,915,419)

Income tax provision (benefit)                                            885,792       384,181    (2,423,129)
                                                                      ------------  ------------  ------------

Net income (loss)                                                     $   967,575   $   176,661   $(4,492,290)
                                                                      ============  ============  ============

Net income (loss) per share - Basic                                   $       .15   $       .03   $      (.75)
                                                                      ============  ============  ============

Net income (loss)  per share - Diluted                                $       .15   $       .03   $      (.75)
                                                                      ============  ============  ============


Weighted average common shares outstanding -Basic                       6,478,138     6,077,546     6,009,482
                                                                      ============  ============  ============

Weighted average common shares outstanding - Diluted                    6,623,743     6,648,761     6,009,482
                                                                      ============  ============  ============

See Accompanying Notes to Consolidated Financial Statements.

                                              Misonix, Inc. and Subsidiaries

                                     Consolidated Statements of Stockholders' Equity

                                          Years Ended June 30, 2003, 2002 and 2001


                          COMMON STOCK
                         $.01 PAR VALUE        TREASURY STOCK
                         -----------------  --------------------
                                                                                                ACCUMULATED
                                                                   ADDITIONAL     RETAINED         OTHER            TOTAL
                         NUMBER              NUMBER                  PAID-IN      EARNINGS     COMPREHENSIVE    STOCKHOLDERS'
                        OF SHARES  AMOUNT   OF SHARES   AMOUNT       CAPITAL     (DEFICIT)     (LOSS) INCOME       EQUITY
                        ---------  -------  ----------  ----------  -----------  ------------  ---------------  ---------------
BALANCE, JUNE 30, 2000  5,967,817  $59,678    (42,900)  $(219,006)  $21,801,969  $ 2,294,570   $      (55,023)  $   23,882,188
Net loss                        -        -          -           -             -   (4,492,290)               -       (4,492,290)
Foreign currency
  translation
  adjustment                    -        -          -           -             -            -         (268,408)        (268,408)
                                                                                                                ---------------
Comprehensive loss              -        -          -           -             -            -                -       (4,760,698)
                                                                                                                ---------------
Exercise of employee      154,098    1,541          -           -       123,018            -                -          124,559
options
Purchase of treasury
  Stock                         -        -    (23,900)   (139,231)            -            -                -         (139,231)
                        ---------  -------  ----------  ----------  -----------  ------------  ---------------  ---------------
BALANCE, JUNE 30, 2001  6,121,915   61,219    (66,800)   (358,237)   21,924,987   (2,197,720)        (323,431)      19,106,818
Net  income                     -        -          -           -             -      176,661                -          176,661
Foreign currency
  translation
  adjustment                    -        -          -           -             -            -           59,499           59,499
                                                                                                                ---------------
Comprehensive income            -        -          -           -             -            -                -          236,160
                                                                                                                ---------------
Exercise of employee       58,250      583          -           -       389,004            -                -          389,587
options
Purchase of treasury
stock                           -        -     (7,500)    (43,737)            -            -                -          (43,737)
                        ---------  -------  ----------  ----------  -----------  ------------  ---------------  ---------------
BALANCE, JUNE 30, 2002  6,180,165   61,802    (74,300)   (401,974)   22,313,991   (2,021,059)        (263,932)      19,688,828
Net  income                     -        -          -           -             -      967,575                -          967,575
Foreign currency
  translation
  adjustment                    -        -          -           -             -            -          292,655          292,655
                                                                                                                ---------------
Comprehensive income            -        -          -           -             -            -                -        1,260,230
                                                                                                                ---------------
Exercise of employee
  options                 553,500    5,535          -           -       398,520            -                -          404,055
Purchase of treasury
  stock                         -        -     (3,500)    (10,450)            -            -                -          (10,450)
                        ---------  -------  ----------  ----------  -----------  ------------  ---------------  ---------------
BALANCE, JUNE 30, 2003  6,733,665  $67,337    (77,800)  $(412,424)  $22,712,511  $(1,053,484)  $       28,723   $   21,342,663
                        =========  =======  ==========  ==========  ===========  ============  ===============  ===============


See Accompanying Notes to Consolidated Financial Statements.

                                           Misonix, Inc. and Subsidiaries

                                       Consolidated Statements of Cash Flows

                                                                            YEAR ENDED JUNE 30,
                                                                     2003          2002          2001
                                                                 ------------  ------------  ------------
OPERATING ACTIVITIES
Net income (loss)                                                $   967,575   $   176,661   $(4,492,290)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Bad debt expense (recovery)                                     409,952        97,210       (33,698)
     Litigation recovery expense                                    (344,435)   (1,912,959)            -
     Deferred income tax expense (benefit)                           805,694     2,003,343    (3,695,772)
     Depreciation and amortization                                   689,605       599,342     1,244,313
     Loss on disposal of equipment                                   121,384        59,280        52,293
     Deferred income                                                 (94,997)     (118,770)      174,783
     Foreign currency exchange (gain) loss                           (17,401)      (11,948)        1,949
     Minority interest in net income (loss) of subsidiaries           23,485       (17,565)      (31,564)
     Equity in loss of Focus Surgery, Inc.                                 -             -       322,565
     Equity in loss of Hearing Innovations, Inc.                           -             -        42,694
     Loss on impairment of Focus Surgery, Inc.                        13,725       410,700     2,529,056
     Loss on impairment of Hearing Innovations, Inc.                 298,232       542,197     1,293,372
     Income tax benefit on exercise of stock options                (648,578)            -      (261,394)
     Changes in operating assets and liabilities:
        Accounts receivable                                       (1,143,004)      144,259        55,104
        Inventories                                               (1,264,020)      929,865    (3,502,973)
        Prepaid income taxes                                       1,869,336    (1,391,978)            -
        Prepaid expenses and other current assets                   (361,374)       (1,047)     (155,272)
        Other assets                                                 114,574      (290,020)      (51,186)
        Accounts payable and accrued expenses                        901,280      (531,313)    1,202,083
        Litigation settlement liabilities                           (174,332)   (3,928,960)    6,176,000
        Income taxes payable                                         136,791      (512,602)     (536,986)
                                                                 ------------  ------------  ------------
Net cash provided by (used in) operating activities                2,303,492    (3,754,305)      333,077
                                                                 ------------  ------------  ------------

INVESTING ACTIVITIES

Acquisition of property, plant and equipment                        (535,420)     (293,924)     (623,594)
Purchase of investments held to maturity                                   -             -    (1,097,696)
Redemption of investments held to maturity                                 -     2,015,468     2,103,496
Purchase of Labcaire stock                                          (232,394)      (99,531)     (117,349)
Cash paid for acquisition of Sonic Technologies
        Laboratory Services                                                -             -      (318,636)
Cash paid for acquisition of CraMar Technologies, Inc.                     -             -      (310,806)
Cash paid for acquisition of Fibra Sonics, Inc., net of cash
        acquired                                                           -       (17,985)   (1,741,904)
Purchase of convertible debentures - Focus Surgery, Inc.                   -      (300,000)     (612,658)
Purchase of convertible debentures - Hearing Innovations, Inc.             -             -      (204,758)
Loans to Focus Surgery, Inc.                                               -       (60,000)            -
Loans to Hearing Innovations, Inc., net                             (274,991)     (473,909)     (397,678)
Cash paid for acquisition of Sonora Medical Systems, Inc.,
         net of cash acquired                                              -             -      (169,713)
                                                                 ------------  ------------  ------------
Net cash (used in) provided by investing activities               (1,042,805)      770,119    (3,491,296)
                                                                 ------------  ------------  ------------

                            (continued on next page)

                                        Misonix, Inc. and Subsidiaries

                              Consolidated Statements of Cash Flows (Continued)


FINANCING ACTIVITIES
Proceeds from short-term borrowings                            $   407,964   $   293,963   $   210,084
Payments of short-term borrowings                                 (534,695)     (127,919)     (104,895)
Principal payments on capital lease obligations                   (298,697)     (205,353)     (193,699)
Proceeds of long-term debt                                          12,901             -             -
Payment of long-term debt                                          (43,132)      (58,636)      (43,629)
Proceeds from exercise of stock options                            404,055       389,587       124,559
Purchase of treasury stock                                         (10,450)      (43,737)     (139,231)
                                                               ------------  ------------  ------------
Net cash (used in) provided by financing activities                (62,054)      247,905      (146,811)
                                                               ------------  ------------  ------------

Effect of exchange rate changes on assets and liabilities           15,771        27,173        10,101
                                                               ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents             1,214,404    (2,709,108)   (3,294,929)
Cash and cash equivalents at beginning of year                   1,065,465     3,774,573     7,069,502
                                                               ------------  ------------  ------------
Cash and cash equivalents at end of year                       $ 2,279,869   $ 1,065,465   $ 3,774,573
                                                               ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                       $   166,971   $   133,438   $   111,850
                                                               ============  ============  ============
Income taxes                                                   $(1,785,349)  $   390,813   $ 2,130,446
                                                               ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Conversion of notes receivable from Hearing Innovations, Inc.
  to debentures and common stock                               $         -   $         -   $   111,876
                                                               ============  ============  ============
Capital lease additions                                        $   363,800   $   296,591   $   203,366
                                                               ============  ============  ============

See Accompanying Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

1. BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of MISONIX, INC. ("Misonix" or the "Company") include the accounts of Misonix, its 100% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), its 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. ("Sonora"), and its 100% owned subsidiary, Misonix, Ltd. Investments in affiliates which are not majority owned are reported using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

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

Labcaire, which began operations in February 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales to unaffiliated customers, net income and total assets related to Labcaire as of and for the years ended June 30, 2003, 2002 and 2001 were approximately $9,950,000, $305,000 and $8,053,000, respectively; $8,814,000, $609,000 and $6,900,000, respectively; and $6,698,000,
$249,000  and  $5,096,000,  respectively.

The following is an analysis of assets related to Labcaire:

                                 JUNE 30,

                        2003        2002        2001
                     ----------  ----------  ----------
Current assets       $5,421,000  $4,614,000  $3,008,000
Long - lived assets   2,632,000   2,286,000   2,088,000
                     ----------  ----------  ----------
Total assets         $8,053,000  $6,900,000  $5,096,000
                     ==========  ==========  ==========

Sonora, which was acquired in November 1999 and is located in Longmont, Colorado, is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Net sales to unaffiliated customers, net income and total assets related to Sonora as of and for the years ended June 30, 2003, 2002 and 2001 were approximately $8,615,000, $877,000 and $5,181,000, respectively; $6,002,000, $100,000 and $3,686,000, respectively; and $4,625,000, $129,000 and
$4,530,000,  respectively.

Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company. It is presently dormant.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2003 and 2002.


INVESTMENTS  HELD  TO  MATURITY

The Company's investments consisted of commercial paper, valued at amortized cost, which approximated market. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classified its investments as held-to-maturity as the Company had both the intent and ability to hold these securities until maturity. The Company's investment policy gives primary consideration to safety of principal, liquidity and return.

MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. Included in sales of medical devices, sales to one customer (United States Surgical Corporation ("USS")) in 2003, 2002 and 2001 were approximately $6,205,000, $4,060,000 and
$7,685,000, respectively. Total royalties from sales of this device were approximately $664,000, $824,000 and $665,000 during the fiscal years ended
June 30, 2003, 2002 and 2001, respectively. Accounts receivable from this customer were approximately $1,712,000 and $969,000 at June 30, 2003 and 2002, respectively. At June 30, 2003 and 2002, the Company's accounts receivable with customers outside the United States were approximately $2,477,000 and $2,874,000, respectively, of which $2,129,000 and $2,687,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations.

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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

REVENUE RECOGNITION

The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenue on shipments to distributors in the same manner as with other customers. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements. Service contracts and royalty income is recognized when earned.

LONG-LIVED  ASSETS

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2003.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of the common stock of Labcaire, 90% of the common stock of Sonora and the acquisitions of Fibra Sonics, Inc. ("Fibra Sonics"), Sonic Technologies Laboratory Services ("Sonic Technologies") and CraMar Technologies, Inc. ("CraMar").

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 ("SFAS 141") and 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. In addition, the Company also completed its annual goodwill impairment tests for fiscal 2003 and 2002 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

Amortization of goodwill for the comparable year ended June 30, 2001 was $525,567. The Company's pro forma information for fiscal year ended June 30, 2001 is as follows, net of applicable income tax expense (benefit):

                                      2001
Net Income (loss):  As reported  $(4,492,290)
                    Pro forma     (4,039,433)
Basic EPS:          As reported         (.75)
                    Pro forma           (.67)
Diluted EPS:        As reported         (.75)
                    Pro forma           (.67)

OTHER  ASSETS

The cost of acquiring or processing patents, trademarks, and other intellectual properties is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years.

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

NET INCOME (LOSS) PER SHARE

Basic income (loss) per common share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if options to purchase common stock were exercised. Dilutive loss per common share for fiscal 2001 is the same as basic net loss per common share due to the antidilutive effect of the exercise of the assumed stock options. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                          2003       2002       2001
                                        ---------  ---------  ---------
Weighted average common shares
  outstanding                           6,478,138  6,077,546  6,009,482
Dilutive effect of stock options          145,605    571,215          -
                                        ---------  ---------  ---------
Diluted weighted average common shares
  outstanding                           6,623,743  6,648,761  6,009,482
                                        =========  =========  =========

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

Employee stock options covering 1,375,161, 413,325 and 1,704,104 shares, respectively, for the years ended June 30, 2003, 2002 and 2001 were not included in the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

COMPREHENSIVE  INCOME

Effective July 1, 1999, the Company adopted Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes rules for the reporting of comprehensive income and its components. The components of the Company's comprehensive income are net income and foreign currency translation adjustments. Total comprehensive income was $1,260,230 and $236,160 for the years ended June 30, 2003 and 2002, respectively. Total comprehensive loss was $4,760,698 for the year ended June 30, 2001.

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

ADVERTISING  EXPENSE

The cost of advertising is expensed as of the first showing. The Company incurred approximately $441,000, $412,000 and $525,000 in advertising costs during fiscal 2003, 2002 and 2001, respectively.


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

SHIPPING  AND  HANDLING  COSTS

The Company includes all shipping and handling income and expenses incurred as a component of selling expenses. Shipping and handling income for the years ended June 30, 2003, 2002 and 2001 was approximately $228,000, $214,000, and $99,000, respectively. Shipping and handling expenses for the years ended June 30, 2003, 2002 and 2001 were approximately $356,000, $456,000 and $244,000, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

STOCK-BASED  COMPENSATION

The Company accounts for stock-based employee and outside directors' compensation under APB Opinion No. 25, "Accounting for Stock Issued to
Employees" and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                     2003        2002         2001
                                  ------------------------------------
Net income (loss)-  As reported:  $ 967,575   $ 176,661   $(4,492,290)
Stock based compensation
   determined under SFAS 123       (369,601)   (650,141)   (1,399,636)
                                  ------------------------------------
Net income (loss)-  Pro forma:    $ 597,974    (473,480)   (5,891,926)
Net income (loss) per share -
    Basic:
    As reported                   $     .15         .03         ( .75)
    Pro forma                     $     .09        (.08)         (.98)
Net income (loss) per share -
    Diluted:
    As reported                   $     .15         .03          (.75)
    Pro forma                     $     .09        (.08)        ( .98)

The weighted average fair value at date of grant for options granted during the years ended June 30, 2003, 2002 and 2001 was $2.64, $3.02 and $5.02 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

                                      2003             2002            2001
                                 --------------   -------------   --------------
Risk-free interest rates           2.58% - 3.08%       3.86%            5%
Expected option life in years            5               5              5
Expected stock price volatility         59%             53%            84%
Expected dividend yield                 -0-             -0-            -0-

RECENT  ACCOUNTING  PRONOUNCEMENTS

In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, SFAS 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

The Company was required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001. In the first quarter of fiscal 2003, the Company adopted SFAS 144 for long-lived assets held for use. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations or financial condition.

In December 2003, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and ABP Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company was required to adopt SFAS 148 no later than the fiscal years ending after December 15, 2002. The Company adopted SFAS 148 in the third quarter of fiscal year 2003 and the additional disclosure requirements were incorporated therein.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this statement will have a material impact on its consolidated results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."("SFAS 149"). Among other things, the Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. SFAS 149 was effective July 1, 2003. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity."("SFAS 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations or financial condition.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." ("EITF 00-21") The consensus provides that revenue arrangements with multiple deliverables

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes". The Company does not believe that the adoption of EITF 00-21 will have a material impact on its consolidated results of operations or financial condition.

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not determined the impact on its consolidated results of operations or financial condition that may result from the application of FIN 46.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements in order to conform with the 2003 presentation.

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

In June 1996, the Labcaire Agreement was amended and each of the four directors agreed to sell one-seventh of his total holdings of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. The price to be paid by the Company for these shares was based on the formula outlined in the original Labcaire Agreement. Pursuant to the Labcaire Agreement, 9,284 shares (2.65%) of Labcaire common stock were purchased by the Company for approximately $102,000 in October 1996 for the year ended June 30, 1997, 9,286 shares (2.65%) were purchased by the Company for approximately

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

$119,000 in October 1997 for the year ended June 30, 1998, 9,286 shares (2.65%) were purchased by the Company for approximately $129,000 in October 1998 for the year ended June 30, 1999, 9,286 shares (2.65%) were purchased by the Company for approximately $174,000 in October 1999 for the year ended June 30, 2000, 9,286 shares (2.65%) were purchased by the Company for approximately $117,000 in October 2000 for the year ended June 30, 2001, 9,286 shares (2.65%) were purchased by the Company for approximately $100,000 in October 2001 for the year ended June 30, 2002 and the remaining 9,286 shares (2.7%) was purchased by the Company for approximately $232,000 in October 2002 for the year ended June 30, 2003. The Company now owns 100% of Labcaire.

FIBRA  SONICS,  INC.

On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. ("Fibra Sonics"), a Chicago-based, privately-held producer and marketer of ultrasonic medical devices for approximately $1,900,000. Subsequent to the acquisition, the Company relocated the assets of Fibra Sonics to the Company's Farmingdale facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities were initially recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($1,723,208 plus acquisition costs of $144,696, which includes a broker fee of $100,716) over the fair value of net assets acquired was $1,814,025 and is being treated as goodwill. In fiscal year 2002, the Company re-evaluated fixed assets acquired from Fibra Sonics and reclassified approximately $54,000 from property, plant and equipment to goodwill.

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

SONORA  MEDICAL  SYSTEMS,  INC.

On November 16, 1999, the Company acquired a 51% interest in Sonora for approximately $1,400,000. Sonora authorized and issued new common stock for the 51% interest. Sonora utilized the proceeds of such sale to increase inventory and expand marketing, sales, and research and development efforts. An additional 4.7% was acquired from the principals of Sonora on February 25, 2000

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

for $208,000, bringing the acquired interest to 55.7%. The principals of Sonora sold an additional 34.3% to Misonix on June 1, 2000 for approximately $1,407,000, bringing the acquired interest to 90%. Sonora, located in Longmont, Colorado, is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers' ultrasound imaging systems beyond the usual five to seven years. The acquisition of Sonora was accounted for under the purchase method of accounting. Accordingly, results of operations for Sonora are included in the consolidated statements of income from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,957,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired was $1,622,845 and is being treated as goodwill.

HEARING  INNOVATIONS,  INC.

On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock with exercise prices ranging from $1.25 to $2.25 per share were also part of this agreement. These warrants, which are deemed nominal in value, expire in October 2005. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $579,069. The net carrying value of the investment at June 30, 2003 and 2002 is $0.

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then outstanding loans aggregating $192,000 (with accrued interest) were exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the "Hearing Debenture"). The Hearing Debenture contains, in the aggregate, warrants to acquire 250,000 shares of Hearing Innovations common stock, at the option of the Company, for a purchase price of $2.25 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Hearing Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion price of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing
Debenture's principal amount. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2003 and 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the Hearing Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $397,678 due May 30, 2002. The maturity date was extended to November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

whether now existing or hereafter arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 1,045,664 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $2.00 to $2.25 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance due at June 30, 2003 and 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Company believes the loans are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due
November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 548,329 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $.01 to $2.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance due at June 30, 2003 and 2002. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2003, the Company entered into sixteen loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $274,991 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 274,991 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.10 to $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $274,991 for the above loans as well as accrued interest of $23,241. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. In November 2002, the Company signed a management agreement with Hearing Innovations whereby the Company earns $17,000 per month for those services. These amounts have been fully reserved by the Company, as the collectibility of these amounts is uncertain.

The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support.

If the Company were to exercise all warrants associated with the above loans, exercise the warrants associated with the Hearing Debenture and the original investment and include the original investment ownership, the Company would hold an interest in Hearing Innovations of approximately 44%.
Summarized financial information of Hearing Innovations as of and for the year ended December 31, 2002 and 2001 are as follows:

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


Condensed  Statement  of  Operations  Information
-------------------------------------------------

                          2003         2002
                       ----------  ------------
         Sales         $  36,913   $    70,466
         Gross profit     20,435        22,608
         Net loss       (986,380)   (1,136,468)

Condensed  Balance  Sheet  Information
--------------------------------------

                                           2003          2002
                                       ------------  ------------
         Current assets                $    42,007   $   268,718
         Non-current assets                 66,302        71,844
         Current liabilities             3,036,485       809,136
         Non-current liabilities           348,125     2,698,763
         Preferred stock                   295,700       295,700
         Common stockholders' deficit   (3,572,001)   (3,463,037)

FOCUS  SURGERY,  INC.

On May 3, 1999, the Company invested $3,050,000 to obtain an approximately 20% equity interest in Focus Surgery, Inc. ("Focus"), a privately-held technology company and representation on its Board of Directors. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for the breast, liver, and kidney for both benign and cancerous tumors. The Company's portion of the net losses of Focus were recorded since the date of acquisition. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2003 and 2002 is $0.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the "5.1% Focus Debenture"). The 5.1% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 5.1% Focus Debenture's principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2003 and 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The 5.1% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 5.1% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "6% Focus Debenture"). The 6% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion price of $1,200 per share, if the 6% Focus Debenture is not retired

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture's principal amount. The 6% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2003 and 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The 6% Focus Debenture is currently in default and the Company is negotiating an extended due date. The Company believes the loan is impaired since the Company does not anticipate the 6% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On July 31, 2001, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time up until the due date for two years at a conversion price of $1,200 per share. The Focus Debenture also contains warrants, deemed nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due at June 30, 2003 and 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statements of operations. The Focus Debenture is currently in default and the Company is negotiating an extended due date. The Company believes the loan is impaired since the Company does not anticipate the Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contain warrants, which are deemed nominal in value, to acquire additional shares.  The  loan  is  secured  by  a  lien  on  all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance at June 30, 2003 and 2002. The related expense has been included in loss on impairment of loans to affiliated entities in the accompanying consolidated statements of operations. The loan is currently in default and the Company is negotiating an extended due date. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture, and exercise all warrants, the Company would hold an interest in Focus of approximately 27%.

Summarized financial information of Focus as of and for the year ended June 30, 2003 and 2002 are as follows:

Condensed Statement of Operations Information
---------------------------------------------

                           2003          2002
                        -----------  ------------
          Sales         $2,343,296   $ 1,380,714
          Gross profit   1,807,221       822,028
          Net loss        (506,027)   (1,218,013)

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

Condensed  Balance  Sheet  Information
--------------------------------------

                                            2003          2002
                                        ------------  ------------
          Current assets                $   509,493   $   717,374
          Non-current assets                586,645       426,595
          Current liabilities             1,719,380     1,893,210
          Non-current liabilities         2,923,990     2,291,964
          Preferred stock                 4,038,707     4,038,707
          Common stockholders' deficit   (7,585,939)   (7,079,912)

3.  INVENTORIES

Inventories are summarized as follows:

                                  JUNE 30,
                              2003        2002
                           ----------  ----------

          Raw materials    $4,230,870  $3,701,925
          Work-in-process   1,112,453     824,289
          Finished goods    3,636,149   2,644,630
                           ----------  ----------
                           $8,979,472  $7,170,844
                           ==========  ==========

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:

                                                 JUNE 30,
                                             2003        2002
                                          ----------  ----------
          Buildings                       $1,808,195  $1,593,341
          Machinery and equipment          2,705,972   2,208,609
          Furniture and fixtures             848,258     668,284
          Automobiles                        765,951     657,470
          Leasehold improvements             263,131     216,878
                                          ----------  ----------
                                           6,391,507   5,344,582
          Less: accumulated depreciation
                and amortization           2,817,300   2,192,673
                                          ----------  ----------
                                          $3,574,207  $3,151,909
                                          ==========  ==========

Included in machinery and equipment and furniture and fixtures at June 30, 2003 and 2002 are approximately $258,000 and $152,000, respectively, of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $75,000 and $48,000, respectively. Also, included in automobiles are approximately $630,000 and $532,000, respectively, under capital leases with accumulated amortization of approximately $181,000 and $135,000, respectively. The Company leased approximately $364,000, $254,000 and $207,000 of automobiles and equipment under capital lease arrangements during the years ended June 30, 2003, 2002 and 2001, respectively.

Depreciation and amortization of property, plant and equipment amounted to $663,057, $590,397 and $546,787 for the years ended June 30, 2003, 2002 and
2001,  respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

5.  REVOLVING  CREDIT  FACILITIES

On July 1, 2002, Labcaire replaced its bank overdraft facility with HSBC Bank plc with a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,520,000 (pounds 950,000) and bears interest at the bank's base rate (5.25% and 4.00% at June 30, 2003 and 2002, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The current facility is more flexible than the prior facility. The prior facility established a sum certain limit where the current facility has a credit limit based upon United Kingdom domestic and European receivables outstanding. The agreement expires on December 31, 2003 and covers all United Kingdom and European sales. At June 30, 2003, the balance outstanding under this overdraft facility was $704,669 and Labcaire was in compliance with all financial covenants.

The Company secured a $5,000,000 revolving credit facility with Fleet Bank on January 18, 2002 to support future working capital needs. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. This facility contains certain financial covenants, including requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than 2 to 1; that the Company maintain a working capital ratio of not less than
1.5 to 1; and that the Company maintain a tangible net worth of $14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On June 30, 2003, the Company had $5,000,000 available on its line of credit. The Company is in compliance with all such covenants.

6.  DEBT

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house its operations. The purchase price was approximately $2,100,000 and was partially financed with a mortgage loan of $1,283,256. On July 1, 2002, Labcaire transferred its mortgage loan on their facility to Lloyds TSB from HSBC Bank plc. The property loan of pounds 670,000 is repayable over 180 months with interest at base rate (5.25% at June 30, 2003) plus 1.75% and is collateralized by a security interest in certain assets of Labcaire. As of June 30, 2003 and 2002, $1,064,879 and $964,387 were outstanding on this loan, respectively.

At  June 30, 2003, future principal maturities of long-term debt are as follows:

          2004           $    54,688
          2005                59,504
          2006                61,157
          2007                64,463
          2008                67,769
          Thereafter         757,298
                         -----------
                         $ 1,064,879
                         ===========


7.   ACCRUED  EXPENSES  AND  OTHER  CURRENT  LIABILITIES

The following summarizes accrued expenses and other current liabilities:

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

                                                 JUNE 30,
                                             2003        2002
                                          ----------  ----------
Accrued payroll and vacation              $  283,339  $  165,350
Accrued sales tax                            208,005       7,262
Accrued commissions and bonuses              212,585     216,343
Customer deposits and deferred contracts   1,116,869     526,560
Accrued professional fees                    132,766     229,750
Other                                         48,590     159,559
                                          ----------  ----------
                                          $2,002,154  $1,304,824
                                          ==========  ==========

8.   LEASES

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2007. The principal leases for office space provide for a monthly rental amount of approximately $55,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2008.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2003:

                                               Capital   Operating
                                               Leases      Leases
                                              ---------  ----------
2004                                          $236,541   $  663,285
2005                                           128,359      654,299
2006                                            56,067       46,329
2007                                            19,927       36,699
2008                                             9,143        3,521
                                              ---------  ----------
Total minimum lease payments                   450,037   $1,404,133
                                                         ==========
Amounts representing interest                  (74,314)
                                              ---------

Present value of net minimum lease payments
(including current portion of $224,866)       $375,723
                                              =========

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $749,000, $714,000 and $622,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

9.   STOCK  BASED  COMPENSATION  PLANS

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of common stock, $.01 par value ("Common Stock"). Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive stock options. The 1991 Plan provides for the granting of, at the discretion of the Board of Directors, options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") to certain employees and options not intended to so qualify ("Nonqualified Stock Options") to employees, consultants and directors. At June 30, 2003, options to purchase 30,000 shares of Common Stock were outstanding under the 1991 Plan at an exercise price of $7.38 per share

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

with a vesting period ranging from immediate to two years, options to purchase 327,750 shares of Common Stock had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock of the Company. Both of these Plans and the transactions under which options to acquire 898,500 shares were granted were ratified and approved at the annual meeting of shareholders on February 19, 1997. At June 30, 2003, options to purchase 312,207 shares of Common Stock were outstanding at exercise prices ranging from $3.07 to $18.50 with a vesting period of immediate to two years under the 1996 Plan and options to acquire 210,000 shares of Common Stock were outstanding at exercise prices ranging from $.73 to $7.10 per share with a vesting period of immediate to two years under the 1996 Directors Plan. At June 30, 2003, options to purchase 97,195 shares of Common Stock under the 1996 Plan have been exercised and options to purchase 182,543 shares have been forfeited (of which options to purchase 141,945 shares have been reissued). At June 30, 2003, options to purchase 703,500 shares of Common Stock under the 1996 Directors Plan have been exercised and options to purchase 40,000 shares have been forfeited (of which none have been reissued).

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock of the Company. At June 30, 2003, options to purchase 462,225 shares of Common Stock were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2003, options to purchase 7,750 shares of Common Stock under the 1998 Plan have been exercised and options to purchase 58,950 shares of Common Stock under the 1998 Plan have been forfeited (of which options to purchase 28,925 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock of the Company. At June 30, 2003, options to purchase 595,079 shares of Common Stock were outstanding under the 2001 Plan at an exercise prices ranging from $5.10 to $6.07 per share with a vesting period of one to three years. At June 30, 2003, options to purchase 35,315 shares of Common Stock under the 2001 Plan have been forfeited and no options have been exercised or reissued.

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

The following table summarizes information about stock options outstanding at June 30, 2003, 2002 and 2001:

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

                                       OPTIONS
                        ---------------------------
                                     WEIGHTED AVG.
                          SHARES    EXERCISE PRICE
                        ---------------------------
         June 30, 2000  1,354,020   $          2.62
         Granted          532,525              7.23
         Exercised       (154,098)              .77
         Forfeited        (28,343)             6.57
                        ---------------------------
         June 30, 2001  1,704,104              3.23
         Granted          309,404              6.07
         Exercised        (58,250)             6.69
         Forfeited        (21,045)             6.25
                        ---------------------------
         June 30, 2002  1,934,213              6.64
         Granted          353,000              4.94
         Exercised       (553,500)              .73
         Forfeited       (124,202)             5.57
                        ---------------------------
         June 30, 2003  1,609,511   $          5.65
                        ===========================

The following table summarizes information about stock options outstanding at June 30, 2003:

                  Options  Outstanding              Options  Exercisable
                  --------------------              --------------------
                               Weighted  Average               Weighted
                            ----------------------              Average
Range of                    Contractual   Exercise              Exercise
Exercise Price    Number     Life (Yrs)     Price     Number      Price
------------------------------------------------------------------------
$  .73             75,000             4  $     .73     75,000  $     .73
$ 3.07 -  4.00    166,850             7  $    3.14    166,850  $    3.14
$ 5.06 -  7.57  1,342,661             7  $    6.06  1,145,942  $    6.16
$12.33 - 18.50     25,000             4  $   14.80     25,000  $   14.80
                ---------  ------------  ---------  ---------  ---------
                1,609,511             7  $    5.68  1,412,792  $    5.66
                =========  ============  =========  =========  =========

As of June 30, 2003 and 2002, 1,609,511 and 1,934,213 shares of Common Stock are reserved for issuance under outstanding options and 704,294 and 933,089 shares of Common Stock are reserved for the granting of additional options, respectively. All outstanding options expire between July 2006 and September 2012 and vest immediately or over periods of up to three years.

During fiscal years 2003 and 2002, the Company repurchased shares of its Common Stock in the open market. During fiscal years 2003 and 2002, the Company had purchased 3,500 and 7,500 shares at an average price of $2.99 and $5.83 per share for an aggregate amount of $10,450 and $43,737, respectively. At June 30, 2003 and 2002, the Company had purchased a total of 77,800 and 74,300 shares at an average price of $5.30 and $5.41 per share for an aggregate amount of $412,424 and $401,974, respectively.

10.  COMMITMENTS  AND  CONTINGENCIES

LEGAL  PROCEEDINGS

The Company, Medical Device Alliance, Inc. ("MDA") and MDA's wholly-owned subsidiary, LySonix Inc. ("LySonix"), were defendants in an action alleging patent infringement filed by Mentor Corporation ("Mentor"). On June 10, 1999, the United States District Court, Central District of California, found for the

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

defendants that there was no infringement upon Mentor's patent. Mentor subsequently filed an appeal. The issue concerned whether Mentor's patent is enforceable against the Company and does not govern whether the Company's patent in reference is invalid. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision  of  the  trial  court  and  granting the motion by Mentor against MDA,
LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were awarded in favor of Mentor of approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant was jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, interest and other costs during the third quarter and fourth quarter of fiscal year 2001.

On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor. Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of the $5,600,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment. In connection with this litigation settlement, the Company paid $1,000,000 and forgave accounts receivable of $455,500 in exchange for certain assets from MDA/LySonix, which the Company expects to utilize in the future. The net realizable value of those assets was $295,751. In addition, the Company paid $228,960 of other accrued costs during fiscal 2002 leaving an unpaid accrual balance of $174,332 as of June 30, 2002. The Company paid $4,332 of other accrued costs during fiscal 2003. The Company also recorded an additional reserve for the assets received in connection with the settlement of $80,171 during fiscal year 2003. In addition, the Company recorded a reversal of the litigation settlement for unpaid professional fees during the fourth quarter of fiscal 2003 of $170,000.

EMPLOYMENT  AGREEMENT

In October 2002, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2003 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company provided automobile. The agreement also provides for an annual bonus based on the Company's pretax operating earnings with a minimum guaranteed bonus of $250,000. For fiscal year 2002, Mr. McManus elected to receive a bonus of $100,000, which was paid in December 2002. During fiscal year 2001, Mr. McManus elected to receive a bonus of $150,000, which was paid in December 2001. Mr.
McManus elected to receive a reduced bonus for each such year due to the Company's results. Mr. McManus receives additional benefits that are generally provided to other employees of the Company.

11.  BUSINESS  SEGMENTS

The Company operates in two business segments which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Autoscope endoscope disinfectant system from Labcaire and the Mystaire scrubber. Medical devices include the Auto Sonix for ultrasonic cutting and coagulatory systems, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor and ultrasonic soft tissue aspirator. The Company evaluates the performance of the segments based upon income (loss) from

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

operations less general and administrative expenses, bad debt expense and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the years ended June 30, 2003, 2002 and 2001 are as follows:

For the year ended June 30, 2003:

                                                           (a)
                            MEDICAL     INDUSTRIAL    CORPORATE AND
                            DEVICES      PRODUCTS      UNALLOCATED        TOTAL
                          ------------  -----------  ---------------  --------------
Net sales                 $ 17,504,978  $17,353,773  $            -   $   34,858,751
Cost of goods sold           9,725,617   10,628,941               -       20,354,558
                          ------------  -----------                   --------------
Gross profit                 7,779,361    6,724,832               -       14,504,193
Selling expenses             1,406,543    2,725,534               -        4,132,077
Research and development     1,400,336      708,976               -        2,109,312
                          ------------  -----------                   --------------
Total operating expenses     2,806,879    3,434,510       6,678,653       12,920,042
                          ------------  -----------  ---------------  --------------
Income from operations    $  4,972,482  $ 3,290,322  $   (6,678,653)  $    1,584,151
                          ============  ===========  ===============  ==============

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
                          ============  ===========  ===============  ==============

For the year ended June 30, 2001:

                                                                (a)
                                 MEDICAL     INDUSTRIAL    CORPORATE AND
                                 DEVICES      PRODUCTS      UNALLOCATED        TOTAL
                               ------------  -----------  ---------------  --------------
Net sales                      $ 13,022,541  $17,734,978  $            -   $  30,757,519
Cost of goods sold                6,632,524    9,150,216               -      15,782,740
                               ------------  -----------                   --------------
Gross profit                      6,390,017    8,584,762               -      14,974,779
Selling expenses                    842,805    3,227,320               -       4,070,125
Research and development          1,143,391      683,213               -       1,826,604
                               ------------  -----------                   --------------
Total operating expenses          1,986,196    3,910,533      12,687,402      18,584,131
                               ------------  -----------  ---------------  --------------
Income (loss) from operations  $  4,403,821  $ 4,674,229  $  (12,687,402)  $  (3,609,352)
                               ============  ===========  ===============  ==============

     (a) Amount represents general and administrative and litigation (recovery) settlement expenses.

Approximately $6,205,000, $4,060,000 and $7,685,000 of the medical device sales were made to one customer (USS) for the years ended June 30, 2003, 2002 and 2001, respectively. Accounts receivable from this customer were approximately $1,712,000 and $969,000 at June 30, 2003 and 2002, respectively. There were no significant concentrations of sales or accounts receivable for industrial products for the years ended June 30, 2003, 2002 and 2001, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                        Year ended June 30,
                   2003         2002         2001
                -----------  -----------  -----------
United States   $22,603,227  $19,272,670  $22,868,093
Canada              446,307      230,567      162,526
Mexico                6,230       13,000        2,000
United Kingdom    8,767,304    7,526,478    5,646,655
Europe            1,357,245      980,633      966,349
Asia              1,193,294      890,621      771,805
Middle East         139,501      146,387      138,898
Other               345,643      530,097      201,193
                -----------  -----------  -----------
                $34,858,751  $29,590,453  $30,757,519
                ===========  ===========  ===========

12.  INCOME  TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                2003         2002
                                            ------------  ------------
Deferred tax assets:
  Bad debt reserves                         $   184,436   $    51,529
  Inventory valuation                           267,324       220,711
  License fee income                            125,628       135,118
  Investments                                 2,485,583     2,363,920
  Non-cash compensation charge                  183,105     1,393,509
  Litigation settlement                               -        67,990
  Net federal operating loss carry forward      321,894             -
  Net state operating loss carry forward        323,005       219,866
  Depreciation                                    5,700         9,444
  Other                                          25,820        47,797
                                            ------------  ------------
Total deferred tax assets                     3,922,495     4,509,884
Valuation allowance                          (2,582,225)   (2,363,920)
                                            ------------  ------------
Net deferred tax asset                      $ 1,340,270   $ 2,145,964
                                            ============  ============

As of June 30, 2003, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

At June 30, 2003, the Company had a net operating loss carry forward ("NOL") of approximately $1,100,000 available to reduce future federal taxable income. This NOL expires in fiscal year 2023. At June 30, 2003, the Company had a NOL of approximately $4,000,000 available to reduce future state taxable income.
This  NOL  begins  to  expire  in  fiscal  year  2022.

In connection with the loss on impairment of equity investments, which included the carrying value of the investments and related notes and debentures, the Company recorded a deferred tax asset in the amount of $2,485,583 and $2,363,920 at June 30, 2003 and 2002, respectively. The Company recorded a full valuation allowance against the asset in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes". Based upon the capital nature of the deferred tax asset and the Company's projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2003 and 2002.

During the first quarter of fiscal year 2001, the Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of SFAS 109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. During the fourth quarter of fiscal 2003, the Company recorded a valuation allowance of $96,642 against the deferred tax asset related to the non-cash compensation charge due to the recent decline in the Company's stock price. With this valuation, management believes that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences.

Significant components of the income tax expense (benefit) attributable to operations for the years ended June 30 are as follows:

                  2003        2002          2001
                --------  ------------  ------------
Current:
  Federal       $      -  $(1,797,906)  $ 1,147,087
  State           15,284            -       108,550
  Foreign         64,814      178,744        17,006
                --------  ------------  ------------
Total current     80,098   (1,619,162)    1,272,643

Deferred:
  Federal        702,695    1,969,113    (3,221,956)
  State          102,999       34,230      (473,816)
                --------  ------------  ------------
Total deferred   805,694    2,003,343    (3,695,772)
                --------  ------------  ------------
                $885,792  $   384,181   $(2,423,129)
                ========  ============  ============

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) for the periods ended June 30 is as follows:

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

                                 2003        2002         2001
                               ---------  ----------  ------------
Tax (benefit) at Federal
statutory    rates             $638,129   $ 190,686   $(2,351,242)
State income taxes, net of
   Federal benefit               23,098      22,592      (241,076)
Foreign tax rate differential    (9,425)    (61,934)      (31,224)
Valuation allowance             218,305     333,406       349,012
Goodwill                              -           -       117,259
Travel and entertainment          4,140       3,384         8,036
Other                            11,545    (103,953)     (273,894)
                               ---------  ----------  ------------
                               $885,792   $ 384,181   $(2,423,129)
                               =========  ==========  ============

13.  LICENSING  AGREEMENTS  FOR  MEDICAL  TECHNOLOGY

In October 1996, the Company entered into a License Agreement (the "USS License") with USS for a twenty-year period, covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery.

The USS License gives USS exclusive worldwide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Also as part of the USS License, the Company was reimbursed for certain product development expenditures (as defined in the USS License). There was no reimbursement for the years ended June 30, 2003, 2002 and 2001.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix 2000 soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. The agreement was not conditional upon execution of the court settlement (See note 10).

14.  EMPLOYEE  PROFIT  SHARING  PLAN

The Company sponsors a retirement plan pursuant to Section 401(k) of the Code for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $12,000 or $14,500 if the employee was over 50 years of age for the year ended June 30, 2003. The plan provides for a matching contribution by the Company of 10%-20% of annual eligible compensation contributed by the participants based on years of service, which amounted to $71,747, $63,777 and $54,856 for the years ended June 30, 2003, 2002 and 2001, respectively.

Schedule II


                                  MISONIX, INC.
                   Valuation and Qualifying Accounts and Reserves
                      Years ended June 30, 2003, 2002 and 2001


                                        Column C
                                        Additions
Column A               Column B       (Recoveries)         Column D       Column E
                      Balance at   Charged (Credited)      Additions     Balance at
                       Beginning       to cost and       (deductions)-     end of
Description            of period        expenses           describe        period
--------------------  -----------  -------------------  ---------------  -----------

Allowance for
doubtful accounts:
Year ended June 30:

2003                  $   223,413  $          409,952   $        10,792  $   644,157

2002                  $   157,761  $           97,210   $  (31,558) (A)  $   223,413

2001                  $   200,429  $          (33,698)  $   (8,970) (A)  $   157,761

Valuation allowance
for deferred taxes:
Year ended June 30:

2003                  $ 2,363,920  $          218,305          -         $ 2,582,225

2002                  $ 2,030,514  $          333,406          -         $ 2,363,920

2001                  $ 1,681,502  $          349,012          -         $ 2,030,514

(A) Reduction in allowance for doubtful accounts due to write-off of accounts receivable balance.