Form 10-Q
period 2003-09-30
MISONIX INC
filed 2003-11-07
CIK 880432

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark  One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

               Commission file number: 1-10986

                                  MISONIX, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                     11-2148932
      ------------------------------                       ---------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

1938 New Highway, Farmingdale,  NY                              11735
-------------------------------------------                     -----
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

     Yes  X   No
         ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes      No  X
         ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                   Outstanding at
            Class of Common Stock                 November 1, 2003
          -------------------------               ----------------

          Common Stock, $.01 par value               6,655,865

                                  MISONIX, INC.
                                  -------------

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of
         September 30, 2003 (Unaudited) and June 30, 2003                      3

         Consolidated Statements of Operations
         Three months ended September 30, 2003
         and 2002 (Unaudited)                                                  4

         Consolidated Statements of Cash Flows
         Three months ended September 30, 2003
         and 2002 (Unaudited)                                                  5

         Notes to Consolidated Financial Statements                            6


Item 2.  Management's Discussion and Analysis of Financial Condition          11
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4.  Controls and Procedures                                              18

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                                                MISONIX, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                         ===========================


                                                                                 SEPTEMBER 30,     June 30,
                                                                                     2003            2003
                                                                               -----------------------------
ASSETS                                                                            (UNAUDITED)
                                                                               -----------------------------
Current assets:
    Cash and cash equivalents                                                  $    4,674,972   $ 2,279,869
    Accounts receivable, less allowance for doubtful accounts of $738,190 and
         $644,157, respectively                                                     6,492,919     7,844,399
    Inventories                                                                     9,286,604     8,979,472
    Deferred income taxes                                                             482,345       477,580
    Prepaid expenses and other current assets                                         868,446       983,523
                                                                               -----------------------------
Total current assets                                                               21,805,286    20,564,843

Property, plant and equipment, net                                                  3,645,368     3,574,207
Deferred income taxes                                                                 860,320       862,690
Goodwill                                                                            4,473,713     4,473,713
Other assets                                                                          319,419       319,136
                                                                               -----------------------------
Total assets                                                                   $   31,104,106   $29,794,589
                                                                               =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                  $      949,363   $   704,669
  Accounts payable                                                                  3,609,910     3,563,208
  Accrued expenses and other current liabilities                                    1,810,104     2,002,154
  Income taxes payable                                                                775,031        47,453
  Current maturities of long-term debt and capital lease obligations                  314,582       279,554
                                                                               -----------------------------
Total current liabilities                                                           7,458,990     6,597,038

Long-term debt and capital lease obligations                                        1,260,867     1,235,362

Deferred income                                                                       343,326       356,076
Minority interest                                                                     277,477       263,450


Stockholders' equity:
  Common stock, $.01 par value-shares authorized 10,000,000; 6,733,665
    issued and 6,655,865 outstanding                                                   67,337        67,337
  Additional paid-in capital                                                       22,712,511    22,712,511
  Retained deficit                                                                   (659,742)   (1,053,484)
  Treasury stock, 77,800 shares                                                      (412,424)     (412,424)
  Accumulated other comprehensive income                                               55,764        28,723
                                                                               -----------------------------
Total stockholders' equity                                                         21,763,446    21,342,663
                                                                               -----------------------------

Total liabilities and stockholders' equity                                     $   31,104,106   $29,794,589
                                                                               =============================

See Accompanying Notes to Consolidated Financial Statements.

                                     MISONIX, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                                      ===========


                                                             FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,

                                                                 2003         2002
                                                              -----------  -----------

Net sales                                                     $8,619,898   $7,010,322

Cost of goods sold                                             4,954,203    4,053,104
                                                              ------------------------

Gross profit                                                   3,665,695    2,957,218

Operating expenses:
    Selling expenses                                             956,533      935,603
    General and administrative expenses                        2,055,768    1,519,873
    Research and development expenses                            488,480      539,326
    Litigation (recovery) settlement expenses                          -     (127,302)
                                                              ------------------------
Total operating expenses                                       3,500,781    2,867,500
                                                              ------------------------
Income from operations                                           164,914       89,718

Other income (expense):
    Interest income                                                6,828       38,714
    Interest expense                                             (37,796)     (42,977)
    Option/license fees                                            6,461        6,078
    Royalty income                                               564,049      122,645
    Foreign exchange (loss) gain                                  (4,593)       3,283
    Loss on impairment of Hearing Innovations, Inc.              (23,000)     (98,907)
    Loss on impairment of Focus Surgery, Inc.                          -      (13,725)
                                                              ------------------------
  Total other income                                             511,949       15,111

Income before minority interest and income taxes                 676,863      104,829

Minority interest in net income of consolidated subsidiaries      14,026        6,717
                                                              ------------------------

Income before income taxes                                       662,837       98,112

Income tax expense                                               269,095       46,955
                                                              ------------------------

Net income                                                    $  393,742   $   51,157
                                                              ========================

Net income per share-Basic                                    $      .06   $      .01
                                                              ========================

Net income per share - Diluted                                $      .06   $      .01
                                                              ========================

Weighted average common shares outstanding - Basic             6,655,865    6,105,865
                                                              ========================

Weighted average common shares outstanding - Diluted           6,725,580    6,510,746
                                                              ========================

See Accompanying Notes to Consolidated Financial Statements.

                                                     MISONIX, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                      ===========

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                                 2003         2002
                                                                                              ------------------------
OPERATING ACTIVITIES
Net income                                                                                    $  393,742   $   51,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Bad debt expense                                                                            103,247       16,608
     Litigation recovery                                                                               -     (127,302)
     Deferred income tax benefit                                                                  (2,395)     (23,008)
     Depreciation and amortization                                                               171,521      153,558
     Loss on disposal of equipment                                                                41,816       53,795
     Foreign currency exchange loss (gain)                                                         4,593       (3,283)
     Minority interest in net income of subsidiaries                                              14,026        6,717
     Loss on impairment of investments                                                            23,000      112,632
     Changes in operating assets and liabilities:
        Accounts receivable                                                                    1,225,678      321,909
        Inventories                                                                             (280,095)    (943,179)
        Prepaid income taxes                                                                      44,204       72,384
        Prepaid expenses and other current assets                                                123,470       (6,224)
        Other assets                                                                             (14,319)     114,500
        Accounts payable and accrued expenses                                                   (117,744)     171,113
        Litigation settlement liabilities                                                              -       (4,332)
        Deferred (loss) income                                                                   (12,750)       2,290
        Income taxes payable                                                                     682,772      (37,392)
                                                                                              ------------------------
Net cash provided by (used in) operating activities                                            2,400,766      (68,057)
                                                                                              ------------------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                                    (130,084)     (97,830)
Loans to Hearing Innovations, Inc.                                                               (23,000)     (75,666)
                                                                                              ------------------------
Net cash used in investing activities                                                           (153,084)    (173,496)
                                                                                              ------------------------

FINANCING ACTIVITIES
Proceeds from short-term borrowings                                                              233,348      189,491
Principal payments on capital lease obligations                                                  (66,803)     (65,387)
Proceeds from long-term debt                                                                           -       11,824
Payments of long-term debt                                                                       (12,518)           -
                                                                                              ------------------------
Net cash provided by financing activities                                                        154,027      135,928
                                                                                              ------------------------

Effect of exchange rate changes on assets and liabilities                                         (6,606)      (7,546)
                                                                                              ------------------------
Net increase (decrease) in cash and cash equivalents                                           2,395,103     (113,171)
Cash and cash equivalents at beginning of period                                               2,279,869    1,065,465
                                                                                              ------------------------
Cash and cash equivalents at end of period                                                    $4,674,972   $  952,294
                                                                                              ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                                                      $   37,796   $   42,977
                                                                                              ========================
Income taxes                                                                                  $ (456,500)  $   50,114
                                                                                              ========================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease additions                                                                       $  130,568   $  198,722
                                                                                              ========================
See Accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to interim periods is unaudited)
           ==========================================================

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

     The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.


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

                                      For the Three Months
                                       Ended September 30,
                                         2003       2002
                                       ---------  ---------
     Weighted average common
       shares outstanding              6,655,865  6,105,865
     Dilutive effect of stock options     69,715    404,881
                                       ---------  ---------
     Diluted weighted average common
       shares outstanding              6,725,580  6,510,746
                                       =========  =========


3.   Comprehensive  Income
     ---------------------
     Total comprehensive income was $420,783 and $202,289 for the three months ended September 30, 2003 and 2002, respectively. Accumulated other comprehensive income is comprised of foreign currency translation adjustments.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

4.   Stock-Based  Compensation
     -------------------------
     The Company accounts for stock-based employee and outside directors' compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                        For the three months ended
                                              September 30,
                                             2003       2002
                                          ---------------------
          Net income - As reported:       $ 393,742   $ 51,157
          Stock based compensation
            determined under SFAS 123      (107,914)   (73,159)
                                          ---------------------
          Net income (loss)-  Pro forma:  $ 285,828   $(22,002)
          Net income (loss) per share -
            Basic:
            As reported                   $     .06   $    .01
            Pro forma                     $     .04          -
          Net income (loss) per share -
            Diluted:
            As reported                   $     .06   $    .01
            Pro forma                     $     .04   $      -


5.   Inventories
     -----------

     Inventories are summarized as follows:

                           SEPTEMBER 30, 2003   June 30, 2003
                           -------------------  --------------

          Raw materials    $         4,244,314  $    4,230,870
          Work-in-process            1,005,017       1,112,453
          Finished goods             4,037,273       3,636,149
                           -----------------------------------
                           $         9,286,604  $    8,979,472
                           ===================================

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


6.   Accrued Expenses and Other Current Liabilities
     ----------------------------------------------

     The  following  summarizes  accrued expenses and other current liabilities:

                                                    SEPTEMBER 30, 2003   June 30, 2003
                                                    -------------------  --------------

          Accrued payroll and vacation              $           279,274  $      283,339
          Accrued sales tax                                      79,353         208,005
          Accrued commissions and bonuses                       374,524         212,585
          Customer deposits and deferred contracts              864,583       1,116,869
          Accrued professional fees                             139,145         132,766
          Other                                                  73,225          48,590
                                                    -------------------  --------------
                                                    $         1,810,104  $    2,002,154
                                                    ===================  ==============


7.   Loans  to  Affiliate
     --------------------

     Hearing  Innovations,  Inc.
     ---------------------------
     During fiscal 2004, the Company entered into two loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") is required to pay the Company an aggregate amount of $23,000 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 23,000 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $23,000 for the above loans. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support. The Company has made the decision not to continue funding Hearing Innovations' operations at this time. The Company continues to believe that Hearing Innovations technology provides a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved and currently have a zero basis.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


8.   Business  Segments
     ------------------

     The Company operates in two business segments which are organized by product types: industrial products and medical devices. Industrial products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses and litigation (recovery) settlement expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments are as follows:

     For the three months ended September 30, 2003:

                                                              (a)
                                MEDICAL    INDUSTRIAL    CORPORATE AND
                                DEVICES     PRODUCTS      UNALLOCATED      TOTAL
                               ----------------------------------------------------
     Net sales                 $4,602,120  $ 4,017,778  $            -   $8,619,898
     Cost of goods sold         2,550,892    2,403,311               -    4,954,203
                               ----------  -----------                   ----------
     Gross profit               2,051,228    1,614,467               -    3,665,695
     Selling expenses             374,239      582,294               -      956,533
     Research and
       development expenses       318,066      170,414               -      488,480
                               ----------  -----------                   ----------
     Total operating expenses     692,305      752,708       2,055,768    3,500,781
                               ----------  -----------  ---------------  ----------
     Income from operations    $1,358,923  $   861,759  $   (2,055,768)  $  164,914
                               ==========  ===========  ===============  ==========

   (a)  Amount represents general and administrative expenses.

For the three months ended September 30, 2002:

                                                              (a)
                                MEDICAL    INDUSTRIAL    CORPORATE AND
                                DEVICES     PRODUCTS      UNALLOCATED      TOTAL
                               ----------------------------------------------------
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

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended September 30:

                                       2003        2002
                                    ----------  ----------

               United States        $5,765,060  $4,481,294
               Canada                   66,639     101,373
               Mexico                        -       4,321
               United Kingdom        2,130,915   1,715,181
               Europe                  173,211     472,385
               Asia                    181,990     153,995
               Middle East              73,723      13,018
               Other                   228,360      68,755
                                    ----------------------
                                    $8,619,898  $7,010,322
                                    ======================

9.   Subsequent Event
     ----------------

     The Company received a letter dated October 31, 2003 from the Food and Drug Administration ("FDA") regarding the Company's notification concerning the implemented procedures to "field correct" a shock sensation that was caused by users forcing the output connector improperly when using the Lysonix 2000. Although the output cable was properly marked, the Company issued new sticker directions and notified all its customers in writing. The FDA stated that it "agreed with the Company's decision to "field correct" the Lysonix 2000."

     The FDA classified this field correction as a Class II recall which means that this is a situation in which use of or exposure to such product may cause temporary or medically reversible adverse health consequences or which probability of serious adverse health consequences is remote. The Company will do everything necessary to satisfy the FDA request for information on the "field correction." The Company, additionally, is following FDA policies to be fully compliant with all requirements. The Company has estimated the cost of this field correction to be immaterial.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended September 30, 2003 and 2002.

NET  SALES.  Net  sales of the Company's medical devices and industrial products
-----------
increased $1,609,576 to $8,619,898 for the three months ended September 30, 2003 from $7,010,322 for the three months ended September 30, 2002. This difference in net sales is due to an increase in sales of medical devices of $1,433,448 to $4,602,120 for the three months ended September 30, 2003 from $3,168,672 for the three months ended September 30, 2002. This difference in net sales is also due to an increase in sales of industrial products of $176,128 to $4,017,778 for the three months ended September 30, 2003 from $3,841,650 for the three months ended September 30, 2002. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $631,423 and an increase of $802,025 in sales of therapeutic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales for diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales for therapeutic medical devices was mostly attributable to an increase in sales to United States Surgical Corporation ("USS") of approximately $634,000. The remaining increase in therapeutic medical devices is due to increased demand for several products. The increase in industrial products is due to an increase in Labcaire sales of $352,036 and ultrasonic sales of $21,467 partially offset by a decrease in wet scrubber sales of $108,555 and a decrease in ductless fume enclosure sales of $88,820. Wet scrubber sales continue to be adversely affected by the downturn in the semi-conductor market. The increase in Labcaire sales is primarily due to the demand for the new Guardian (endoscopic cleaning) product. The decrease in fume enclosure sales is due to lower customer demand for several industrial products and current economic conditions for such products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended September 2003 and 2002, the Company had foreign net sales of $2,854,839 and $2,529,028, respectively, representing 33.1% and 36.1% of net sales for such years, respectively. The increase in foreign sales during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 is substantially due to an increase in Labcaire sales of $352,036. Labcaire represented 88% and 85% of foreign net sales during the three months ended September 30, 2003 and 2002, respectively. Approximately 29% of the Company's revenues for the three months ended September 30, 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.61 and
1.55 for the three months ended September 30, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended September 30:

                                       2003        2002
                                    ----------  ----------
               United States        $5,765,060  $4,481,294
               Canada                   66,639     101,373
               Mexico                        -       4,321
               United Kingdom        2,130,915   1,715,181
               Europe                  173,211     472,385
               Asia                    181,990     153,995
               Middle East              73,723      13,018
               Other                   228,360      68,755
                                    ----------------------
                                    $8,619,898  $7,010,322
                                    ======================


Summarized financial information for each of the segments for the three months ended September 30, 2003 and 2002 are as follows:

For the three months ended September 30, 2003:

                                                              (a)
                                MEDICAL    INDUSTRIAL    CORPORATE AND
                                DEVICES     PRODUCTS      UNALLOCATED      TOTAL
                               ----------------------------------------------------
     Net sales                 $4,602,120  $ 4,017,778  $            -   $8,619,898
     Cost of goods sold         2,550,892    2,403,311               -    4,954,203
                               ----------  -----------                   ----------
     Gross profit               2,051,228    1,614,467               -    3,665,695
     Selling expenses             374,239      582,294               -      956,533
     Research and
       development expenses       318,066      170,414               -      488,480
                               ----------  -----------                   ----------
     Total operating expenses     692,305      752,708       2,055,768    3,500,781
                               ----------  -----------  ---------------  ----------
     Income from operations    $1,358,923  $   861,759  $   (2,055,768)  $  164,914
                               ==========  ===========  ===============  ==========

       (a)  Amount represents general and administrative expenses.

For the three months ended September 30, 2002:

                                                              (a)
                                MEDICAL    INDUSTRIAL    CORPORATE AND
                                DEVICES     PRODUCTS      UNALLOCATED      TOTAL
                               ----------------------------------------------------
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
                               ==========  ===========  ===============  ==========

       (a) Amount represents general and administrative expenses and litigation (recovery) settlement expenses.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

GROSS  PROFIT:  Gross  profit  increased  to  42.5%  for  the three months ended
--------------
September 30, 2003 from 42.2% for the three months ended September 30, 2002. Gross profit for medical devices increased to 44.6% of sales in the three months ended September 30, 2003 from 41.8% of sales in the three months ended September 30, 2002. The increase in gross profit for medical devices was positively impacted by the favorable order mix for sales of therapeutic medical devices offset by a decrease in diagnostic medical devices, which traditionally carry lower margins. Gross profit for industrial products decreased to 40.2% for the three months ended September 30, 2003 from 42.5% for the three months ended September 30, 2002. The decrease in gross profit for industrial products is due to a proportionate increase in sales by Labcaire, whose products traditionally carry lower gross margins. The Company manufactures and sells both medical devices and industrial products with a wide range of product costs and gross margin dollars as a percentage of revenues.

SELLING  EXPENSES:  Selling expenses increased $20,930 to $956,533 for the three
------------------
months ended September 30, 2003 from $935,603 for the three months ended September 30, 2002. Medical device selling expenses increased $106,614 predominantly due to additional sales and marketing efforts for diagnostic medical devices. Industrial selling expenses decreased $85,684 predominantly due to a decrease in fume enclosure and industrial ultrasonic commissions and marketing expenses and a transfer of salaries of two Labcaire employees to general and administrative expenses from selling expenses.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $535,895 from $1,519,873 in the three months ended September 30, 2002 to $2,055,768 in the three months ended September 30, 2003. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs and a transfer of two employees from selling expenses, all attributable to Labcaire, as well as an increase in corporate expenses relating to insurance, bad debt and legal and accounting fees.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses decreased
------------------------------------
$50,846 from $539,326 for the three months ended September 30, 2002 to $488,480 for the three months ended September 30, 2003. Medical device research and development expenses decreased $64,955 predominantly due to a decrease in research and development funding made to Focus Surgery, Inc. ("Focus Surgery") for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Industrial research and development expenses increased $14,109 predominantly due to increased research and development efforts at Labcaire.

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement for the three months ended September 30, 2002 of $127,302 as compared to $0 for the three months ended September 30, 2003. This reversal represents the sale of $127,302 of Lysonix 2000 units by Mentor
Corporation ("Mentor") that were received by Mentor from LySonix, Inc. ("LySonix") in connection with inventory received under the settlement agreement with LySonix (this inventory was previously reserved for in fiscal year June 30, 2002, as its salability was uncertain). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

OTHER  INCOME  (EXPENSE):  Other income for the three months ended September 30,
-------------------------
2003 was $511,949 as compared to $15,111 for the three months ended September 30, 2002. The increase of $496,838 was primarily due to an increase in royalty income. The Company received an additional royalty payment of approximately $410,000, which was based upon a review of USS' records that determined that royalties were due for prior years. The review showed that USS owed (and subsequently paid in the first quarter) royalties due on a product that was not included in the original royalty computation. The increase was also due to a decrease in loss on impairment of investments of Hearing Innovations, Inc. ("Hearing Innovations") of $75,907. The decrease in impairment of Hearing Innovations is a direct result of current period loans to Hearing Innovations being less than in the prior period.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================


INCOME  TAXES:  The  effective  tax  rate  is  40.6%  for the three months ended
--------------
September 30, 2003 as compared to an effective tax rate of 47.9% for the three months ended September 30, 2002. The current effective income tax rate of 40.6% was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations of approximately $9,200 plus the standard consolidated tax rate of approximately 36%. The loss on impairment of Hearing Innovations is recorded with no corresponding tax benefit since these transactions are capital losses. Benefits for such losses are only received if Hearing Innovations has the ability to generate capital gains.

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

Goodwill: In July 2001, the Financial Accounting Standards Board ("FASB") issued
---------
Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141") and No. 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2004 in the fourth quarter with no impairment noted.

Income  Taxes:  Income  taxes are accounted for in accordance with SFAS No. 109,
--------------
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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


LIQUIDITY  AND  CAPITAL  RESOURCES:

Working capital at September 30, 2003 and June 30, 2003 was $14,346,296 and $13,967,805, respectively. In the three months ended September 30, 2003, cash provided by operations totaled $2,400,766. The increase in the cash balance is due to the collection of accounts receivable and royalties and a refund of prepaid income taxes offset by cash paid for inventory purchased for unshipped orders. In the three months ended September 30, 2003, cash used in investing activities was $153,084, which primarily consisted of the purchase of property, plant and equipment during the regular course of business and of loans made to Hearing Innovations. In the three months ended September 30, 2003, cash provided by financing activities was $154,027, primarily consisting of proceeds from short-term borrowings offset by payments on capital lease obligations.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

Hearing  Innovations,  Inc.
---------------------------
During fiscal 2004, the Company entered into two loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $23,000 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 23,000 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $23,000 for the above loans. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of operations. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support. The Company has made the decision not to continue funding Hearing Innovations' operations at this time. The Company continues to believe that Hearing Innovations technology provides a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved and currently have a zero basis.

Regulatory
----------
The Company received a letter dated October 31, 2003 from the Food and Drug Administration ("FDA") regarding the Company's notification concerning the implemented procedures to "field correct" a shock sensation that was cause by users forcing the output connector improperly when using the Lysonix 2000. Although the output cable was properly marked, the Company issued new sticker directions and notified all its customers in writing. The FDA stated that it "agreed with the Company's decision to "field correct" the Lysonix 2000." The FDA classified this field correction as a Class II recall which means that this is a situation in which use of or exposure to such product may cause temporary or medically reversible adverse health consequences or which probability of serious adverse health consequences is remote. The Company will do everything necessary to satisfy the FDA request for information on the "field correction." The Company, additionally, is following FDA policies to be fully compliant with all requirements. The Company has estimated the cost of this field correction to be immaterial.

Recent  Accounting  Pronouncements
----------------------------------
In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." ("SFAS No. 146") This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."("SFAS No. 149"). Among other things, the Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. SFAS No. 149 was effective July 1, 2003. In the first quarter of fiscal 2004, the Company adopted SFAS No. 149. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity."("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. In October 2003, the FASB deferred indefinitely the application of SFAS 150 only as it relates to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under SFAS150. In the first quarter of fiscal 2004, the Company adopted SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations or financial condition.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." ("EITF 00-21"). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. In the first quarter of fiscal 2004, the Company adopted EITF 00-21. The adoption of EITF 00-21 did not have a material impact on the Company's consolidated results of operations or financial condition.

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not yet determined the impact on its consolidated results of operations or financial condition that may result from the application of FIN 46. In October 2003, FASB deferred the effective date for applying the provisions of FIN 46 provided that conditions are met. FIN 46 will now be effective December 31, 2003 for the Company.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint ventures and investments in related entities, future economic, competitive and market conditions, and the outcome of legal proceedings as well as management business decisions.

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

Foreign  Exchange  Rates:
Approximately 29% of the Company's revenues in the period ending September 30, 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.61 and 1.55 for the three months ended September 30, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

ITEM  4.  CONTROLS  AND  PROCEDURES.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2004 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                                  MISONIX, INC.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

     (a)  Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification
          Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification
          Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer
          Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer

     (b) The following report on Form 8-K was filed during the last quarter of the period covered by the Report.

          On August 27, 2003, a Form 8-K was filed by the Company under "Item 9. Regulation FD Disclosure."

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2003


                                   MISONIX, INC.
                                   ------------------------------------
                                   (Registrant)

                                   By:  /s/ Michael A. McManus, Jr.
                                        -------------------------------
                                        Michael A. McManus, Jr.
                                        President and Chief Executive Officer


                                   By:  /s/ Richard Zaremba
                                        -------------------------------
                                        Richard Zaremba
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary