Form 10-Q
period 2003-12-31
MISONIX INC
filed 2004-02-06
CIK 880432

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark  One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2003
                                -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to ________.

                        Commission file number: 1-10986

                                  MISONIX, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     New  York                                      11-2148932
-------------------------------                 ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)



1938 New Highway, Farmingdale, NY                      11735
---------------------------------------              ----------
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

     Yes   X     No
         -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes         No   X
         -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                   Outstanding at
               Class of Common Stock              February 1, 2004
               ----------------------------       ----------------

               Common Stock, $.01 par value           6,655,865

                                  MISONIX, INC.
                                  -------------

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements:

     Consolidated Balance Sheets as of
     December 31, 2003 (Unaudited) and June 30, 2003                           3

     Consolidated Statements of Income
     Six months ended December 31, 2003
     and 2002 (Unaudited)                                                      4

     Consolidated Statements of Income
     Three months ended December 31, 2003
     and 2002 (Unaudited)                                                      5

     Consolidated Statements of Cash Flows
     Six months ended December 31, 2003
     and 2002 (Unaudited)                                                      6

     Notes to Consolidated Financial Statements                                7


Item 2. Management's Discussion and Analysis of Financial Condition           13
        and  Results  of  Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk            24

Item 4. Controls and Procedures                                               24

Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      25

Signatures                                                                    26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                                               MISONIX, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                        ===========================


                                                                                 DECEMBER 31,     June 30,
                                                                                    2003           2003
                                                                               ----------------------------
ASSETS                                                                            (UNAUDITED)
                                                                               ----------------------------
Current assets:
    Cash and cash equivalents                                                  $   4,915,875   $ 2,279,869
    Accounts receivable, less allowance for doubtful accounts of $747,199 and
        $644,157, respectively                                                     6,383,146     7,844,399
    Inventories                                                                    9,499,832     8,979,472
    Deferred income taxes                                                            605,313       477,580
    Prepaid expenses and other current assets                                        654,560       983,523
                                                                               ----------------------------
Total current assets                                                              22,058,726    20,564,843

Property, plant and equipment, net                                                 3,769,931     3,574,207
Deferred income taxes                                                                459,677       862,690
Goodwill                                                                           4,473,713     4,473,713
Other assets                                                                         328,960       319,136
                                                                               ----------------------------
Total assets                                                                   $  31,091,007   $29,794,589
                                                                               ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                  $   1,258,477   $   704,669
  Accounts payable                                                                 3,091,945     3,563,208
  Accrued expenses and other current liabilities                                   1,664,524     2,002,154
  Income taxes payable                                                               416,651        47,453
  Current maturities of long-term debt and capital lease obligations                 297,652       279,554
                                                                               ----------------------------
Total current liabilities                                                          6,729,249     6,597,038

Long-term debt and capital lease obligations                                       1,304,031     1,235,362

Deferred income                                                                      394,875       356,076
Minority interest                                                                    291,602       263,450


Stockholders' equity:
   Common stock, $.01 par value-shares authorized 10,000,000; 6,733,665
        issued and 6,655,865 outstanding                                              67,337        67,337
   Additional paid-in capital                                                     22,712,511    22,712,511
   Retained deficit                                                                 (270,456)   (1,053,484)
   Treasury stock, 77,800 shares                                                    (412,424)     (412,424)
   Accumulated other comprehensive income                                            274,282        28,723
                                                                               ----------------------------
Total stockholders' equity                                                        22,371,250    21,342,663
                                                                               ----------------------------

Total liabilities and stockholders' equity                                     $  31,091,007   $29,794,589
                                                                               ============================


See Accompanying Notes to Consolidated Financial Statements.

                                   MISONIX, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                                    ===========

                                                         FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,

                                                            2003          2002
                                                        ------------  ------------

Net sales                                               $17,916,007   $15,184,835

Cost of goods sold                                       10,272,094     8,822,459
                                                        --------------------------

Gross profit                                              7,643,913     6,362,376

Operating expenses:
    Selling expenses                                      2,078,492     2,032,563
    General and administrative expenses                   3,890,046     3,152,131
    Research and development expenses                     1,063,646     1,015,888
    Litigation (recovery) settlement expenses                     -      (152,628)
                                                        --------------------------
Total operating expenses                                  7,032,184     6,047,954
                                                        --------------------------
Income from operations                                      611,729       314,422

Other income (expense):
    Interest income                                          27,846        41,398
    Interest expense                                        (77,003)      (87,480)
    Option/license fees                                      13,125        12,156
    Royalty income                                          838,588       248,645
    Foreign exchange (loss) gain                             (8,941)        2,245
    Loss on impairment of Hearing Innovations, Inc.         (35,600)     (182,907)
    Loss on impairment of Focus Surgery, Inc.                     -       (13,725)
                                                        --------------------------
  Total other income                                        758,015        20,332

Income before minority interest and income taxes          1,369,744       334,754

Minority interest in net income (loss) of consolidated
subsidiary                                                   28,151       (33,836)
                                                        --------------------------

Income before income taxes                                1,341,593       368,590

Income tax expense                                          558,565       204,392
                                                        --------------------------

Net income                                              $   783,028   $   164,198
                                                        ==========================

Net income per share - Basic                            $       .12   $       .03
                                                        ==========================

Net income per share - Diluted                          $       .12   $       .03
                                                        ==========================

Weighted average common shares outstanding - Basic        6,655,865     6,308,526
                                                        ==========================

Weighted average common shares outstanding - Diluted      6,729,060     6,554,421
                                                        ==========================

See Accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   ===========

                                                       FOR THE THREE MONTHS ENDED
                                                              DECEMBER 31,

                                                           2003         2002
                                                        -----------  -----------

Net sales                                               $9,296,109   $8,174,513

Cost of goods sold                                       5,317,891    4,769,355

Gross profit                                             3,978,218    3,405,158

Operating expenses:
    Selling expenses                                     1,121,959    1,096,960
    General and administrative expenses                  1,834,278    1,632,258
    Research and development expenses                      575,166      476,562
    Litigation (recovery) settlement expenses                    -      (25,326)
                                                        ------------------------
Total operating expenses                                 3,531,403    3,180,454
                                                        ------------------------
Income from operations                                     446,815      224,704

Other income (expense):
    Interest income                                         21,018        2,684
    Interest expense                                       (39,207)     (44,503)
    Option/license fees                                      6,664        6,078
    Royalty income                                         274,539      126,000
    Foreign exchange loss                                   (4,348)      (1,038)
    Loss on impairment of Hearing Innovations, Inc.        (12,600)     (84,000)
                                                        ------------------------
  Total other income                                       246,066        5,221

Income before minority interest and income taxes           692,881      229,925

Minority interest in net income (loss) of consolidated
subsidiary                                                  14,125      (40,553)
                                                        ------------------------

Income before income taxes                                 678,756      270,478

Income tax expense                                         289,470      157,437
                                                        ------------------------

Net income                                              $  389,286   $  113,041
                                                        ========================

Net income per share - Basic                            $      .06   $      .02
                                                        ========================

Net income per share - Diluted                          $      .06   $      .02
                                                        ========================

Weighted average common shares outstanding - Basic       6,655,865    6,511,188
                                                        ========================

Weighted average common shares outstanding - Diluted     6,732,540    6,598,096
                                                        ========================

See Accompanying Notes to Consolidated Financial Statements.

                                     MISONIX, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                      ===========

                                                              FOR THE SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                                 2003          2002
                                                              -------------------------
OPERATING ACTIVITIES
Net income                                                    $  783,028   $   164,198
Adjustments to reconcile net income to net cash provided by
operating activities:
     Bad debt expense                                            127,099        29,530
     Litigation recovery                                               -      (152,628)
     Deferred income tax benefit                                 275,280       (19,398)
     Depreciation and amortization                               358,029       327,684
     Loss on disposal of equipment                                41,975        66,873
     Foreign currency exchange loss (gain)                         8,941        (2,245)
     Minority interest in net income of subsidiaries              28,151       (33,836)
     Loss on impairment of investments                            35,600       196,632
     Changes in operating assets and liabilities:
        Accounts receivable                                    1,425,679        (1,483)
        Inventories                                             (268,059)   (1,269,619)
        Prepaid income taxes                                    (119,657)      657,914
        Prepaid expenses and other current assets                355,672        (7,662)
        Other assets                                             (36,853)      160,842
        Accounts payable and accrued expenses                   (923,500)      192,804
        Litigation settlement liabilities                              -        (4,332)
        Deferred income                                           38,799        39,304
        Income taxes payable                                     483,252       (36,292)
                                                              -------------------------
Net cash provided by operating activities                      2,613,436       308,286
                                                              -------------------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                    (214,509)     (267,025)
Loans to Hearing Innovations, Inc.                               (35,600)     (159,666)
Purchase of Labcaire stock                                             -      (232,394)
                                                              -------------------------
Net cash used in investing activities                           (250,109)     (659,085)
                                                              -------------------------

FINANCING ACTIVITIES
Proceeds from short-term borrowings                              451,063       360,815
Principal payments on capital lease obligations                 (153,787)     (134,008)
Proceeds from long-term debt                                           -        11,409
Payments of long-term debt                                       (25,432)      (10,754)
Proceeds from stock options                                            -       393,104
                                                              -------------------------
Net cash provided by financing activities                        271,844       620,566
                                                              -------------------------

Effect of exchange rate changes on assets and liabilities            835        (4,299)
                                                              -------------------------
Net increase in cash and cash equivalents                      2,636,006       265,468
Cash and cash equivalents at beginning of period               2,279,869     1,065,465
                                                              -------------------------
Cash and cash equivalents at end of period                    $4,915,875   $ 1,330,933
                                                              =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                      $   77,003   $    87,480
                                                              =========================
Income taxes                                                  $ (177,389)  $  (531,213)
                                                              =========================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Capital lease additions                                       $  153,364   $   237,785
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

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

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

                                  For the Six Months    For the Three Months
                                   Ended December 31,    Ended December 31,
                                    2003       2002       2003       2002
                                  ---------  ---------  ---------  ---------
Weighted average common
    shares outstanding            6,655,865  6,308,526  6,655,865  6,511,188
Dilutive effect of stock options     73,195    245,895     76,675     86,908
                                  ---------  ---------  ---------  ---------
Diluted weighted average common
    shares outstanding            6,729,060  6,554,421  6,732,540  6,598,096
                                  =========  =========  =========  =========


3.   Comprehensive  Income
     ---------------------

     Total comprehensive income was $1,028,587 and $607,804 for the six and three months ended December 31, 2003, respectively, and $379,583 and $177,294 for the six and three months ended December 31, 2002, respectively. Accumulated other comprehensive income is comprised of foreign currency translation adjustments.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

4.   Stock-Based  Compensation
     -------------------------

     The Company accounts for stock-based employee and outside directors' compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                 For the six months ended      For the three months ended
                                                       December 31,
                                   2003            2002            2003           2002
                               ---------------------------------------------------------
Net income - As reported:      $    783,028   $     164,198   $      389,286   $113,041
Stock based compensation
   determined under SFAS 123       (280,549)       (170,717)        (172,635)   (97,558)
                               ---------------------------------------------------------
Net income (loss)- Pro forma:  $    502,479   $      (6,519)  $      216,651   $ 15,483
Net income (loss) per share -
    Basic:
    As reported                $        .12   $         .03   $          .06   $    .02
    Pro forma                  $        .08               -   $          .03          -
Net income (loss) per share -
    Diluted:
    As reported                $        .12   $         .03   $          .06   $    .02
    Pro forma                  $        .07   $           -   $          .03   $      -


5.   Inventories
     -----------

     Inventories  are  summarized  as  follows:

                                DECEMBER 31, 2003   June 30, 2003
                                ------------------  --------------

               Raw materials    $        4,217,326  $    4,230,870
               Work-in-process           1,496,299       1,112,453
               Finished goods            3,786,207       3,636,149
                                ----------------------------------
                                $        9,499,832  $    8,979,472
                                ==================================

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

6.   Revolving  Credit  Facilities
     -----------------------------

     On December 31, 2003, Labcaire extended its debt purchase agreement with Lloyds TSB Commercial Finance through June 30, 2004. During the six months ended December 31, 2003 Labcaire borrowed $553,808 under the debt purchase agreement. At December 31, 2003, the balance outstanding under this debt purchase agreement was $1,258,477 and Labcaire was in compliance with all financial covenants.

7.   Accrued  Expenses  and  Other  Current  Liabilities
     ---------------------------------------------------

     The following summarizes accrued expenses and other current liabilities:

                                                    DECEMBER 31, 2003   June 30, 2003
                                                    ------------------  --------------

          Accrued payroll and vacation              $          289,895  $      283,339
          Accrued sales tax                                    147,912         208,005
          Accrued commissions and bonuses                      275,698         212,585
          Customer deposits and deferred contracts             811,664       1,116,869
          Accrued professional fees                             89,476         132,766
          Other                                                 49,879          48,590
                                                    ------------------  --------------
                                                    $        1,664,524  $    2,002,154
                                                    ==================  ==============


8.  Loans  to  Affiliate
    --------------------

Hearing  Innovations,  Inc.
---------------------------
During fiscal 2004, the Company entered into three loan agreements whereby Hearing Innovations, Inc. ("Hearing Innovations") is required to pay the Company an aggregate amount of $35,600. These notes are currently in default due to non-payment. Hearing Innovations is currently negotiating with the Company to extend the due dates of all its outstanding debt. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 35,600 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $35,600 for the above loans. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support. The Company has made the decision not to continue funding Hearing Innovations' operations at this time, however, in January 2004, the Company loaned Hearing Innovations $100,000 to enable Hearing Innovations to reduce a substantial portion of their long term debt to certain third parties. The Company continues to believe that Hearing Innovations' technology provides a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved and currently have a zero basis.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

9.   Business  Segments
     ------------------

     The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses and litigation (recovery) settlement expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments are as follows:

     For the six months ended December 31, 2003:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               ---------------------------------------------------------------
     Net sales                 $ 9,730,632  $          8,185,375  $            -   $17,916,007
     Cost of goods sold          5,401,166             4,870,928               -    10,272,094
                               -----------  --------------------                   -----------
     Gross profit                4,329,466             3,314,447               -     7,643,913
     Selling expenses              863,592             1,214,900               -     2,078,492
     Research and
        development expenses       694,744               368,902               -     1,063,646
                               -----------  --------------------                   -----------
     Total operating expenses    1,558,336             1,583,802       3,890,046     7,032,184
                               -----------  --------------------  ---------------  -----------
     Income from operations    $ 2,771,130  $          1,730,645  $   (3,890,046)  $   611,729
                               ===========  ====================  ===============  ===========

     (a)  Amount  represents  general  and  administrative  expenses  only.

For the three months ended December 31, 2003:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED      TOTAL
                               --------------------------------------------------------------
     Net sales                 $ 5,128,512  $          4,167,597  $            -   $9,296,109
     Cost of goods sold          2,850,274             2,467,617               -    5,317,891
                               -----------  --------------------                   ----------
     Gross profit                2,278,238             1,699,980               -    3,978,218
     Selling expenses              489,353               632,606               -    1,121,959
     Research and
        development expenses       376,678               198,488               -      575,166
                               -----------  --------------------                   ----------
     Total operating expenses      866,031               831,094       1,834,278    3,531,403
                               -----------  --------------------  ---------------  ----------
     Income from operations    $ 1,412,207  $            868,886  $   (1,834,278)  $  446,815
                               ===========  ====================  ===============  ==========

     (a)  Amount represents general and administrative expenses only.

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

For the six months ended December 31, 2002:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               ---------------------------------------------------------------
     Net sales                 $ 7,211,580  $          7,973,255  $            -   $15,184,835
     Cost of goods sold          4,082,186             4,740,273               -     8,822,459
                               -----------  --------------------                   -----------
     Gross profit                3,129,394             3,232,982               -     6,362,376
     Selling expenses              643,680             1,388,883               -     2,032,563
     Research and
        development expenses       690,853               325,035               -     1,015,888
                               -----------  --------------------                   -----------
     Total operating expenses    1,334,533             1,713,918       2,999,503     6,047,954
                               -----------  --------------------  ---------------  -----------
     Income from operations    $ 1,794,861  $          1,519,064  $   (2,999,503)  $   314,422
                               ===========  ====================  ===============  ===========

     (a) Amount represents general and administrative and litigation (recovery) settlement expenses  only.

For the three months ended December 31, 2002:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED      TOTAL
                               --------------------------------------------------------------
     Net sales                 $ 4,042,908  $          4,131,605  $            -   $8,174,513
     Cost of goods sold          2,238,416             2,530,939               -    4,769,355
                               -----------  --------------------                   ----------
     Gross profit                1,804,492             1,600,666               -    3,405,158
     Selling expenses              376,055               720,905               -    1,096,960
     Research and
        development expenses       307,832               168,730               -      476,562
                               -----------  --------------------                   ----------
     Total operating expenses      683,887               889,635       1,606,932    3,180,454
                               -----------  --------------------  ---------------  ----------
     Income from operations    $ 1,120,605  $            711,031  $   (1,606,932)  $  224,704
                               ===========  ====================  ===============  ==========

     (a)  Amount represents general and administrative expenses and litigation (recovery)
          settlement expenses only.


The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For  the  six  months  ended  December  31:

                                  2003         2002
                               -----------  -----------

               United States   $11,926,648  $10,066,463
               Canada              149,070      165,390
               Mexico              166,433        3,222
               United Kingdom    4,219,201    3,645,365
               Europe              512,080      676,841
               Asia                417,764      494,762
               Middle East         151,036       42,522
               Other               373,775       90,270
                               ------------------------
                               $17,916,007  $15,184,835
                               ========================

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================


10.  Regulatory  Requirements
     ------------------------

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

     The FDA classified this field correction as a Class II recall which means that this is a situation in which use of or exposure to such product may cause temporary or medically reversible adverse health consequences or which the probability of serious adverse health consequences is remote. The Company will do everything necessary to satisfy the FDA request for information on the "field correction." The Company, additionally, is following FDA policies to be fully compliant with all requirements. The Company has estimated the cost of this field correction to be immaterial.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Six Months Ended December 31, 2003 and 2002.

NET  SALES.  Net  sales  of  the  Company's  medical  devices and laboratory and
-----------
scientific products increased $2,731,172 to $17,916,007 for the six months ended December 31, 2003 from $15,184,835 for the six months ended December 31, 2002. This difference in net sales is due to an increase in sales of medical devices of $2,519,052 to $9,730,632 for the six months ended December 31, 2003 from $7,211,580 for the six months ended December 31, 2002. This difference is also due to an increase in sales of laboratory and scientific products of $212,120 to $8,185,375 for the six months ended December 31, 2003 from $7,973,255 for the six months ended December 31, 2002. The increase in sales of medical devices is due to an increase in sales of therapeutic medical devices of $1,583,865 and an increase in diagnostic medical devices of $935,187, both due to increased customer demand for several therapeutic and diagnostic medical devices. The increase in sales of diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical devices was mostly attributable to an increase in sales to Mentor Corporation ("Mentor") of the Lysonix 3000 device and Auto Sonix device and accessories to sold United States Surgical Corporation ("USS") of approximately $726,000 and $564,000, respectively. The remaining increase in therapeutic medical devices is due to increased demand for several products. The increase in laboratory and scientific products is due to an increase in Labcaire sales of $440,810 and ultrasonic sales of $292,963 partially offset by a decrease in wet scrubber sales of $340,467 and a decrease in ductless fume enclosure sales of $181,186. The increase in Labcaire sales is primarily due to the strengthening of the English Pound of which represented $268,958 of the increase. The remaining increase of $171,852 is due to an increased demand for the new Guardian (endoscopic cleaning) product. The increase in laboratory and scientific ultrasonic sales is due to an increase in customer demand for several ultrasonic products. Wet scrubber sales continue to be adversely affected by the downturn in the semi-conductor market. The decrease in fume enclosure sales is due to lower customer demand for several laboratory and scientific products and current economic conditions for such products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the six months ended December 31, 2003 and 2002, the Company had foreign net sales of
$5,989,359 and $5,118,372, respectively, representing 33.4% and 33.7% of net sales for such years, respectively. The increase in foreign sales during the six months ended December 31, 2003 as compared to the six months ended December 31, 2002 is substantially due to an increase in Labcaire sales of approximately $441,000 as well as an increase in foreign diagnostic and therapeutic medical device sales. Labcaire represented 80% and 86% of foreign net sales during the six months ended December 31, 2003 and 2002, respectively. The remaining 20% and 14% represents net foreign sales remitted in United States currency during the six months ended December 31, 2003 and 2002, respectively. Approximately 24% of the Company's revenues for the six months ended December 31, 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.62 and
1.50 for the six months ended December 31, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the six months ended December 31:

                                  2003         2002
                               -----------  -----------

               United States   $11,926,648  $10,066,463
               Canada              149,070      165,390
               Mexico              166,433        3,222
               United Kingdom    4,219,201    3,645,365
               Europe              512,080      676,841
               Asia                417,764      494,762
               Middle East         151,036       42,522
               Other               373,775       90,270
                               ------------------------
                               $17,916,007  $15,184,835
                               ========================


Summarized financial information for each of the segments for the six months ended December 31, 2003 and 2002 are as follows:

For the six months ended December 31, 2003:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               ---------------------------------------------------------------
     Net sales                 $ 9,730,632  $          8,185,375  $            -   $17,916,007
     Cost of goods sold          5,401,166             4,870,928               -    10,272,094
                               -----------  --------------------                   -----------
     Gross profit                4,329,466             3,314,447               -     7,643,913
     Selling expenses              863,592             1,214,900               -     2,078,492
     Research and
        development expenses       694,744               368,902               -     1,063,646
                               -----------  --------------------                   -----------
     Total operating expenses    1,558,336             1,583,802       3,890,046     7,032,184
                               -----------  --------------------  ---------------  -----------
     Income from operations    $ 2,771,130  $          1,730,645  $   (3,890,046)  $   611,729
                               ===========  ====================  ===============  ===========

     (a)  Amount  represents  general  and  administrative  expenses  only.

For the six months ended December 31, 2002:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               ---------------------------------------------------------------
     Net sales                 $ 7,211,580  $          7,973,255  $            -   $15,184,835
     Cost of goods sold          4,082,186             4,740,273               -     8,822,459
                               -----------  --------------------                   -----------
     Gross profit                3,129,394             3,232,982               -     6,362,376
     Selling expenses              643,680             1,388,883               -     2,032,563
     Research and
        development expenses       690,853               325,035               -     1,015,888
                               -----------  --------------------                   -----------
     Total operating expenses    1,334,533             1,713,918       2,999,503     6,047,954
                               -----------  --------------------  ---------------  -----------
     Income from operations    $ 1,794,861  $          1,519,064  $   (2,999,503)  $   314,422
                               ===========  ====================  ===============  ===========

     (a)  Amount represents general and administrative expenses and litigation (recovery)
          settlement expenses only.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

GROSS  PROFIT: Gross profit increased to 42.7% for the six months ended December
--------------
31, 2003 from 41.9% for the six months ended December 31, 2002. Gross profit for medical devices increased to 44.5% of sales in the six months ended December 31, 2003 from 43.4% of sales in the six months ended December 31, 2002. The increase in gross profit for medical devices was positively impacted by the favorable order mix for sales of therapeutic medical devices offset by a decrease in diagnostic medical devices, which traditionally carry lower margins. Gross profit for laboratory and scientific products decreased to 40.5% for the six months ended December 31, 2003 from 40.6% for the six months ended December 31, 2002. The decrease is due to a decrease in gross profit for Mystaire due to product mix. The Company manufactures and sells both medical devices and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

SELLING  EXPENSES:  Selling expenses increased $45,929 to $2,078,492 for the six
------------------
months ended December 31, 2003 from $2,032,563 for the six months ended December 31, 2002. Medical device selling expenses increased $219,912 due both to additional sales and marketing efforts for diagnostic medical devices and therapeutic medical devices. Laboratory and scientific selling expenses decreased $173,983 predominantly due to a decrease in fume enclosure and laboratory and scientific ultrasonic commissions and marketing expenses and a transfer of Labcaire personnel to general and administrative expenses from selling expenses.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $737,915 to $3,890,046 in the six months ended December 31, 2003 from $3,152,131 in the six months ended December 31, 2002. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs and a transfer of personnel to selling expenses, all attributable to Labcaire, as well as an increase in corporate expenses relating to insurance, bad debt, legal fees and other accrued corporate expenses.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses increased
------------------------------------
$47,758 to $1,063,646 for the six months ended December 31, 2003 from $1,015,888 for the six months ended December 31, 2002. Laboratory and scientific research and development expenses increased $43,867 predominantly due to increased research and development efforts at Labcaire. Medical device research and development expenses increased $3,891 predominantly due to an increase in research and development efforts in both therapeutic and diagnostic medical devices.

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement for the six months ended December 31, 2002 of $152,628 as compared to $0 for the six months ended December 31, 2003. This reversal represents the sale of Lysonix 2000 units by Mentor that were received by Mentor from LySonix, Inc. ("LySonix") under the settlement agreement with LySonix (this inventory was previously reserved for in fiscal year June 30, 2002, as its salability was uncertain). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

OTHER  INCOME (EXPENSE): Other income for the six months ended December 31, 2003
------------------------
was $758,015 as compared to $20,332 for the six months ended December 31, 2002. The increase of $737,683 was primarily due to an increase in royalty income of $589,943 and a decrease in loss on impairment of investments of $161,032. The Company received an additional royalty payment in the first quarter of fiscal 2004 of approximately $410,000, which was based upon a review of USS' records that determined that royalties were due for prior years. The review showed that USS owed (and subsequently paid in the first quarter) royalties due on a product that was not included in the original royalty computation. The increase was also due to a decrease in loss on impairment of investments of Hearing Innovations, Inc. ("Hearing Innovations") of $147,307. The decrease in loss on impairment of Hearing Innovations is a direct result of current period loans to Hearing Innovations being less than in the prior period.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================


INCOME  TAXES: The effective tax rate is 41.6% for the six months ended December
--------------
31, 2003 as compared to an effective tax rate of 55.4% for the six months ended December 31, 2002. The current effective income tax rate of 41.6% was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations of approximately $14,000 plus the standard consolidated tax rate of approximately 37%. The decrease in the effective tax rate for the current six months compared to the prior year is primarily due to the reduction in the impaired loans to Hearing Innovations. The loss on impairment of Hearing Innovations is recorded with no corresponding tax benefit since these transactions are capital losses. Benefits for such losses are only received if the Company has the ability to generate capital gains.

Three Months Ended December 31, 2003 and 2002.

NET  SALES.  Net  sales  of  the  Company's  medical  devices and laboratory and
-----------
scientific products increased $1,121,596 to $9,296,109 for the three months ended December 31, 2003 from $8,174,513 for the three months ended December 31, 2002. This difference in net sales is due to an increase in sales of medical devices of $1,085,604 to $5,128,512 for the three months ended December 31, 2003 from $4,042,908 for the three months ended December 31, 2002. This difference is also due to an increase in sales of laboratory and scientific products of $35,992 to $4,167,597 for the three months ended December 31, 2003 from $4,131,605 for the three months ended December 31, 2002. The increase in sales of medical devices is due to an increase in sales of therapeutic medical devices of $781,841 and an increase in sales of diagnostic medical devices of $303,763. The increase is both due to increased customer demand for several therapeutic devices, such as the neruoaspirator and the Auto Sonix device and accessories, and diagnostic medical devices. The increase in sales for diagnostic and therapeutic  medical  devices  was  not  attributable  to  a  single  customer, distributor or any other specific factor. The increase in laboratory and scientific products is due to an increase in ultrasonic products of $271,496 and an increase in Labcaire sales of $88,774 partially offset by a decrease in wet scrubber sales of $231,912 and a decrease in ductless fume enclosure sales of $92,366. The increase in laboratory and scientific ultrasonic sales is due to an increase in customer demand for several ultrasonic products. The increase in Labcaire sales is primarily due to the strengthening of the English Pound. Wet scrubber sales continue to be adversely affected by the downturn in the semi-conductor market. The decrease in fume enclosure sales is due to lower customer demand for several laboratory and scientific products and current economic conditions for such products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended December 31, 2003 and 2002, the Company had foreign net sales of $3,134,521 and $2,589,344, respectively, representing 33.7% and 31.7% of net sales for such years, respectively. The increase in foreign sales during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 is substantially due to an increase in diagnostic medical devices of approximately $277,000 and therapeutic medical devices of approximately $170,000 and of Labcaire sales of $89,000. Labcaire represented 73% and 86% of foreign net sales during the three months ended December 31, 2003 and 2002, respectively. The remaining 27% and 14% represents net foreign sales remitted in United States currency during the three months ended December 31, 2003 and 2002, respectively. Approximately 22% of the Company's revenues for the three months ended December 31, 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.62 and 1.53 for the three months ended December 31, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended December 31:

                                  2003        2002
                               ----------  -----------

               United States   $6,161,588  $5,585,169
               Canada              82,431      64,017
               Mexico             166,433      (1,099)
               United Kingdom   2,088,286   1,930,184
               Europe             338,869     204,456
               Asia               235,774     340,767
               Middle East         77,313      29,504
               Other              145,415      21,515
                               -----------------------
                               $9,296,109  $8,174,513
                               =======================


Summarized financial information for each of the segments for the three months ended December 31, 2003 and 2002 are as follows:

For the three months ended December 31, 2003:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED      TOTAL
                               --------------------------------------------------------------
     Net sales                 $ 5,128,512  $          4,167,597  $            -   $9,296,109
     Cost of goods sold          2,850,274             2,467,617               -    5,317,891
                               -----------  --------------------                   ----------
     Gross profit                2,278,238             1,699,980               -    3,978,218
     Selling expenses              489,353               632,606               -    1,121,959
     Research and
        development expenses       376,678               198,488               -      575,166
                               -----------  --------------------                   ----------
     Total operating expenses      866,031               831,094       1,834,278    3,531,403
                               -----------  --------------------  ---------------  ----------
     Income from operations    $ 1,412,207  $            868,886  $   (1,834,278)  $  446,815
                               ===========  ====================  ===============  ==========

     (a)  Amount represents general and administrative expenses only.

For the three months ended December 31, 2002:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED      TOTAL
                               --------------------------------------------------------------
     Net sales                 $ 4,042,908  $          4,131,605  $            -   $8,174,513
     Cost of goods sold          2,238,416             2,530,939               -    4,769,355
                               -----------  --------------------                   ----------
     Gross profit                1,804,492             1,600,666               -    3,405,158
     Selling expenses              376,055               720,905               -    1,096,960
     Research and
        development expenses       307,832               168,730               -      476,562
                               -----------  --------------------                   ----------
     Total operating expenses      683,887               889,635       1,606,932    3,180,454
                               -----------  --------------------  ---------------  ----------
     Income from operations    $ 1,120,605  $            711,031  $   (1,606,932)  $  224,704
                               ===========  ====================  ===============  ==========

     (a)  Amount represents general and administrative expenses and litigation (recovery)
          settlement  expenses  only.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

GROSS  PROFIT:  Gross  profit  increased  to  42.8%  for  the three months ended
--------------
December 31, 2003 from 41.7% for the three months ended December 31, 2002. Gross profit for medical devices decreased to 44.4% of sales in the three months ended December 31, 2003 from 44.6% of sales in the three months ended December 31, 2002. Gross profit for laboratory and scientific products increased to
40.8% for the three months ended December 31, 2003 from 38.7% for the three months ended December 31, 2002. The increase in gross profit for laboratory and scientific products was positively impacted by the favorable order mix for sales of ultrasonic products, due to volume, and custom fume enclosures, which traditionally carry a higher gross profit. The Company manufactures and sells both medical devices and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

SELLING EXPENSES: Selling expenses increased $24,999 to $1,121,959 for the three
-----------------
months ended December 31, 2003 from $1,096,960 for the three months ended December 31, 2002. Medical device selling expenses increased $113,298 due both to additional sales and marketing efforts for diagnostic medical devices and therapeutic medical devices. Laboratory and scientific selling expenses decreased $88,299 predominantly due to a decrease in fume enclosure and mystaire commissions and marketing expenses and a transfer of salaries of Labcaire personnel to general and administrative expenses from selling expenses.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $202,020 to $1,834,278 in the three months ended December 31, 2003 from $1,632,258 in the three months ended December 31, 2002. The increase is predominantly due to an increase in general and administrative expenses relating to a transfer of Labcaire personnel from selling expenses, as well as an increase in corporate expenses relating to insurance, consultants and legal fees and other accrued corporate expenses.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses increased
------------------------------------
$98,604 to $575,166 for the three months ended December 31, 2003 from $476,562 for the three months ended December 31, 2002. Medical device research and development expenses increased $68,846 predominantly due to an increase in research and development efforts in therapeutic medical devices which included an increase of $20,000 in funding made to Focus Surgery, Inc. ("Focus Surgery") to $70,000 for the three months ended December 31, 2003 as compared to $50,000 for the three months ended December 31, 2002. Laboratory and scientific products increased $29,758 predominantly due to increased research and development efforts at Labcaire.

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement for the three months ended December 31, 2002 of $25,326 as compared to $0 for the three months ended December 31, 2003. This reversal represents the sale of Lysonix 2000 units by Mentor that were received by Mentor from LySonix under the settlement agreement with LySonix (this inventory was previously reserved for in fiscal year June 30, 2002, as its salability was uncertain). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

OTHER  INCOME  (EXPENSE):  Other  income for the three months ended December 31,
-------------------------
2003 was $246,066 as compared to $5,221 for the three months ended December 31, 2002. The increase of $240,845 was primarily due to an increase in royalty income of $148,539 and a decrease in loss on impairment of Hearing Innovations of $71,400. This increase in royalty income is due to the Company currently receiving royalty payments on a product that was not included in the prior year's royalty computation. The decrease in loss on impairment of Hearing Innovations is a direct result of current period loans to Hearing Innovations being less than in the prior period.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================


INCOME  TAXES:  The  effective  tax  rate  is  42.6%  for the three months ended
--------------
December 31, 2003 as compared to an effective tax rate of 58.2% for the three months ended December 31, 2002. The current effective income tax rate of 42.6% was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations of approximately $5,040 plus the standard consolidated tax rate of approximately 37%. The decrease in the effective tax rate for the current three months compared to the prior year is primarily due to the reduction in the impaired loans to Hearing Innovations. The loss on impairment of Hearing Innovations is recorded with no corresponding tax benefit since these transactions are capital losses. Benefits for such losses are only received if the Company has the ability to generate capital gains.

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

Goodwill: In July 2001, the Financial Accounting Standards Board ("FASB") issued
---------
Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141") and No. 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2003 in the fourth quarter with no impairment noted.

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


LIQUIDITY  AND  CAPITAL  RESOURCES:

Working capital at December 31, 2003 and June 30, 2003 was $15,329,477 and $13,967,805, respectively. In the six months ended December 31, 2003, cash provided by operations totaled $2,613,436. The increase in the cash provided by operations is due to an increase in net income, the collection of accounts receivable and royalties from the prior and current years and a refund of prepaid income taxes offset by cash paid for inventory purchased for unshipped orders and the reduction of accounts payable and accrued expenses. In the six months ended December 31, 2003, cash used in investing activities was $250,109, which primarily consisted of the purchase of property, plant and equipment during the regular course of business and of loans made to Hearing Innovations. In the six months ended December 31, 2003, cash provided by financing activities was $271,844, primarily consisting of proceeds from short-term borrowings offset by payments on capital lease obligations.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

Hearing  Innovations,  Inc.
---------------------------
During fiscal 2004, the Company entered into three loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $35,600. These notes are currently in default due to non-payment. Hearing Innovations is currently negotiating with the Company to extend the due dates of all its outstanding debt. All notes bear interest of 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 35,600 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $35,600 for the above loans. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support. The Company has made the decision not to continue funding Hearing Innovations' operations at this time, however, in January 2004, the Company loaned Hearing Innovations $100,000 to enable Hearing Innovations to reduce a substantial portion of their long term debt to certain third parties. The Company continues to believe that Hearing Innovations' technology provides a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved and currently have a zero basis.

Regulatory
----------
The Company received a letter dated October 31, 2003 from the Food and Drug Administration ("FDA") regarding the Company's notification concerning the implemented procedures to "field correct" a shock sensation that was caused by users forcing the output connector improperly when using the Lysonix 2000. Although the output cable was properly marked, the Company issued new sticker directions and notified all its customers in writing. The FDA stated that it "agreed with the Company's decision to "field correct" the Lysonix 2000." The FDA classified this field correction as a Class II recall which means that this is a situation in which use of or exposure to such product may cause temporary or medically reversible adverse health consequences or which the probability of serious adverse health consequences is remote. The Company will do everything necessary to satisfy the FDA request for information on the "field correction." The Company, additionally, is following FDA policies to be fully compliant with all requirements. The Company has estimated the cost of this field correction to be immaterial.

Recent  Accounting  Pronouncements
----------------------------------
In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue No. 94-3"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated results of operations or financial condition.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). Among other things, the Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. SFAS No. 149 was effective July 1, 2003. In the first quarter of fiscal 2004, the Company adopted SFAS No. 149. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. In October 2003, the FASB deferred indefinitely the application of SFAS 150 only as it relates to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150. In the first quarter of fiscal 2004, the Company adopted SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations or financial condition.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. In the first quarter of fiscal 2004, the Company adopted EITF 00-21. The adoption of EITF 00-21 did not have a material impact on the Company's consolidated results of operations or financial condition.

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"). Among other changes, the revisions of FIN 46R
(a) clarified some requirements of the original FIN 46, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. Among the scope exceptions, companies are not required to apply the modified Interpretation to an entity that meets the criteria to be considered a "business" as defined in the Interpretation unless one or more of the four named conditions exist. FIN 46R applies immediately to variable interest entities created or acquired after January 31, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not yet determined the impact on its consolidated results of operations or financial condition that may result from the application of FIN 46. FIN 46 will now be effective March 31, 2004 for the Company.

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

                                  MISONIX, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market  Risk:
The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire.

Foreign  Exchange  Rates:
Approximately 24% of the Company's revenues in the period ended December 31, 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.62 and 1.50 for the six months ended December 31, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

ITEM  4.  CONTROLS  AND  PROCEDURES.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first six months of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          On October 31, 2003, a Form 8-K was filed by the Company under "Item
          9. Regulation FD Disclosure."

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2004


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