Form 10-Q
period 2004-03-31
MISONIX INC
filed 2004-05-07
CIK 880432

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

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

     Yes  X   No
         ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes      No  X
         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                             Outstanding at
          Class of Common Stock                May 1, 2004
          ---------------------              --------------
          Common Stock, $.01 par value          6,655,865

                                  MISONIX, INC.
                                  -------------

                                      INDEX
                                      -----


PART I -  FINANCIAL INFORMATION                                        PAGE

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of
          March 31, 2004 (Unaudited) and June 30, 2003                    3

          Consolidated Statements of Income
          Nine months ended March 31, 2004
          and 2003 (Unaudited)                                            4

          Consolidated Statements of Income
          Three months ended March 31, 2004
          and 2003 (Unaudited)                                            5

          Consolidated Statements of Cash Flows
          Nine months ended March 31, 2004                                6
          and 2003 (Unaudited)

          Notes to Consolidated Financial Statements                      8


Item 2.   Management's Discussion and Analysis of Financial Condition    14
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     25

Item 4.   Controls and Procedures                                        25

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               26

Signatures                                                               27


PART  I  -  FINANCIAL  INFORMATION
Item  1.  Financial  Statements.

                                               MISONIX, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                        ===========================

                                                                                 MARCH 31,      June 30,
                                                                                    2004          2003
                                                                                --------------------------
ASSETS                                                                          (UNAUDITED)
                                                                                --------------------------
Current assets:
    Cash and cash equivalents                                                   $ 4,140,253   $ 2,279,869
    Accounts receivable, less allowance for doubtful accounts of $530,204 and
         $644,157, respectively                                                   6,513,591     7,844,399
    Inventories                                                                  10,975,988     8,979,472
    Deferred income taxes                                                           599,130       477,580
    Prepaid expenses and other current assets                                     1,238,261       983,523
                                                                                --------------------------
Total current assets                                                             23,467,223    20,564,843

Property, plant and equipment, net                                                3,930,592     3,574,207
Deferred income taxes                                                               450,778       862,690
Goodwill                                                                          4,473,713     4,473,713
Other assets                                                                        348,725       319,136
                                                                                --------------------------
Total assets                                                                    $32,671,031   $29,794,589
                                                                                ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                   $   641,636   $   704,669
  Accounts payable                                                                4,366,485     3,563,208
  Accrued expenses and other current liabilities                                  2,070,873     2,002,154
  Income taxes payable                                                              399,245        47,453
  Current maturities of long-term debt and capital lease obligations                308,007       279,554
                                                                                --------------------------
Total current liabilities                                                         7,786,246     6,597,038

Long-term debt and capital lease obligations                                      1,320,613     1,235,362

Deferred income                                                                     387,479       356,076
Minority interest                                                                   299,392       263,450


Stockholders' equity:
   Common stock, $.01 par value-shares authorized 10,000,000; 6,733,665
        issued and 6,655,865 outstanding                                             67,337        67,337
   Additional paid-in capital                                                    22,712,511    22,712,511
   Retained earnings (deficit)                                                      117,593    (1,053,484)
   Treasury stock, 77,800 shares                                                   (412,424)     (412,424)
   Accumulated other comprehensive income                                           392,284        28,723
                                                                                --------------------------
Total stockholders' equity                                                       22,877,301    21,342,663
                                                                                ------------  ------------

Total liabilities and stockholders' equity                                      $32,671,031   $29,794,589
                                                                                ==========================

See Accompanying Notes to Consolidated Financial Statements.

                                           MISONIX, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)
                                            ===========


                                                                      FOR THE NINE MONTHS ENDED
                                                                               MARCH 31,

                                                                         2004            2003
                                                                   -------------------------------
Net sales                                                          $    28,262,256   $ 23,932,512

Cost of goods sold                                                      16,164,154     13,731,118
                                                                   -------------------------------

Gross profit                                                            12,098,102     10,201,394

Operating expenses:
    Selling expenses                                                     3,282,312      3,123,225
    General and administrative expenses                                  5,703,640      4,966,700
    Research and development expenses                                    1,717,878      1,599,766
    Litigation (recovery) settlement expenses                                    -       (201,106)
                                                                   -------------------------------
Total operating expenses                                                10,703,830      9,488,585
                                                                   -------------------------------
Income from operations                                                   1,394,272        712,809

Other income (expense):
    Interest income                                                         39,278         42,722
    Interest expense                                                      (119,972)      (132,706)
    Option/license fees                                                     19,815         18,234
    Royalty income                                                       1,036,485        386,424
    Foreign exchange (loss) gain                                           (16,562)         4,807
    Loss on impairment of Hearing Innovations, Inc.                       (198,800)      (231,982)
    Loss on impairment of Focus Surgery, Inc.                                    -        (13,725)
                                                                   -------------------------------
  Total other income                                                       760,244         73,774

Income before minority interest and income taxes                         2,154,516        786,583

Minority interest in net income (loss) of consolidated
subsidiary                                                                  35,941         (4,208)
                                                                   -------------------------------

Income before income taxes                                               2,118,575        790,791

Income tax expense                                                         947,498        382,158
                                                                   -------------------------------

Net income                                                         $     1,171,077   $    408,633
                                                                   ===============================

Net income per share - Basic                                       $           .18   $        .06
                                                                   ===============================

Net income per share - Diluted                                     $           .17   $        .06
                                                                   ===============================

Weighted average common shares outstanding - Basic                       6,655,865      6,420,118
                                                                   ===============================

Weighted average common shares outstanding - Diluted                     6,744,207      6,598,608
                                                                   ===============================

See Accompanying Notes to Consolidated Financial Statements.

                                        MISONIX, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                                         ===========


                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,

                                                                  2004             2003
                                                            -----------------  -------------
Net sales                                                   $     10,346,249   $  8,747,677

Cost of goods sold                                                 5,892,060      4,908,659
                                                            --------------------------------

Gross profit                                                       4,454,189      3,839,018

Operating expenses:
    Selling expenses                                               1,203,820      1,090,662
    General and administrative expenses                            1,813,594      1,814,569
    Research and development expenses                                654,232        583,878
    Litigation (recovery) settlement expenses                              -        (48,478)
                                                            --------------------------------
Total operating expenses                                           3,671,646      3,440,631
                                                            --------------------------------
Income from operations                                               782,543        398,387

Other income (expense):
    Interest income                                                   11,432          1,324
    Interest expense                                                 (42,969)       (45,226)
    Option/license fees                                                6,690          6,078
    Royalty income                                                   197,897        137,779
    Foreign exchange (loss) gain                                      (7,621)         2,562
    Loss on impairment of Hearing Innovations, Inc.                 (163,200)       (49,075)
                                                            --------------------------------
  Total other income                                                   2,229         53,442

Income before minority interest and income taxes                     784,772        451,829

Minority interest in net income of consolidated
subsidiary                                                             7,790         29,628
                                                            --------------------------------

Income before income taxes                                           776,982        422,201

Income tax expense                                                   388,933        177,766
                                                            --------------------------------

Net income                                                  $        388,049   $    244,435
                                                            ================================

Net income per share - Basic                                $            .06   $        .04
                                                            ================================

Net income per share - Diluted                              $            .06   $        .04
                                                            ================================

Weighted average common shares outstanding - Basic                 6,655,865      6,643,300
                                                            ================================

Weighted average common shares outstanding - Diluted               6,774,501      6,686,981
                                                            ================================

See Accompanying Notes to Consolidated Financial Statements.

                                         MISONIX, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                          ===========


                                                                  FOR THE NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2004            2003
                                                               -------------------------------
OPERATING ACTIVITIES
Net income                                                     $     1,171,077   $    408,633
Adjustments to reconcile net income to net cash provided by
operating activities:
     Bad debt (recovery) expense                                       (53,264)       120,560
     Litigation recovery                                                     -       (201,106)
     Deferred income tax benefit                                       290,362        (68,424)
     Depreciation and amortization                                     542,866        473,387
     Loss on disposal of equipment                                      45,843         90,154
     Foreign currency exchange loss (gain)                              16,562         (4,807)
     Minority interest in net income of subsidiaries                    35,941         (4,208)
     Loss on impairment of investments                                 198,800        245,707
     Changes in operating assets and liabilities:
        Accounts receivable                                          1,569,258        310,094
        Inventories                                                 (1,619,688)    (1,882,911)
        Prepaid income taxes                                            25,314      2,400,894
        Prepaid expenses and other current assets                     (194,731)      (448,308)
        Other assets                                                   (47,198)       145,336
        Accounts payable and accrued expenses                          444,557        373,460
        Litigation settlement liabilities                                    -         (4,332)
        Deferred income                                                 31,403          4,262
        Income taxes payable                                           320,010       (173,907)
                                                               -------------------------------
Net cash provided by operating activities                            2,777,112      1,784,484
                                                               -------------------------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                          (350,870)      (340,527)
Loans to Hearing Innovations, Inc.                                    (198,800)      (208,741)
Purchase of Labcaire stock                                                   -       (232,394)
Cash acquired from consolidation of variable interest entity               236              -
                                                               -------------------------------
Net cash used in investing activities                                 (549,434)      (781,662)
                                                               -------------------------------

                            (Continued on next page)

                                          MISONIX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (UNAUDITED)
                                           ===========

FINANCING ACTIVITIES
Proceeds from short-term borrowings                                        492,632       360,815
Payments of short-term borrowings                                         (629,654)     (441,719)
Principal payments on capital lease obligations                           (241,806)     (209,103)
Proceeds from long-term debt                                                     -        11,410
Payments of long-term debt                                                 (41,756)      (22,201)
Proceeds from stock options                                                      -       393,104
Purchase of treasury stock                                                       -       (10,450)
                                                                        -------------------------
Net cash (used in) provided by financing activities                       (420,584)       81,856
                                                                        -------------------------

Effect of exchange rate changes on assets and liabilities                   53,290        10,760
                                                                        -------------------------
Net increase in cash and cash equivalents                                1,860,384     1,095,438
Cash and cash equivalents at beginning of period                         2,279,869     1,065,465
                                                                        -------------------------
Cash and cash equivalents at end of period                              $4,140,253   $ 2,160,903
                                                                        =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                                $  119,972   $   132,706
                                                                        =========================
Income taxes                                                            $  118,917   $(1,688,469)
                                                                        =========================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease additions                                                 $  236,199   $   237,785
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

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

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

2.   Variable  Interest  Entities
     ----------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

     In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support,
     (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

     In connection with the adoption of FIN 46 during the third quarter of fiscal 2004, the Company consolidated Hearing Innovations, Inc. ("Hearing Innovations") in its March 31, 2004 balance sheet as the entity was determined to be a VIE and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company's consolidated results of operations or financial condition. Prior periods were not restated. For additional information on Hearing Innovations, see Note 9 of the consolidated financial statements.

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

                                  For the Nine Months    For the Three Months
                                  Ended March 31,        Ended March 31,
                                     2004       2003        2004        2003
                                  ----------  ---------  -----------  ---------
Weighted average common
    shares outstanding             6,655,865  6,420,118    6,655,865  6,643,300
Dilutive effect of stock options      88,342    178,490      118,636     43,681
                                  ----------  ---------  -----------  ---------
Diluted weighted average common
    shares outstanding             6,744,207  6,598,608    6,774,501  6,686,981
                                  ==========  =========  ===========  =========

4.   Comprehensive  Income
     ---------------------

     Total comprehensive income was $1,534,638 and $506,051 for the nine and three months ended March 31, 2004, respectively, and $600,974 and $221,391 for the nine and three months ended March 31, 2003, respectively. Accumulated other comprehensive income is comprised of foreign currency translation adjustments.

5.   Stock-Based  Compensation
     -------------------------

     The Company accounts for stock-based employee and outside directors' compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                         MISONIX, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Information with respect to interim periods is unaudited) (CONTINUED)
            ======================================================================


                                 For the Nine Months Ended        For the Three Months Ended
                                                          March 31,
                                    2004            2003            2004             2003
                              ----------------  -------------  ---------------  --------------
Net income - As reported:     $     1,171,077   $    408,633   $      388,049   $     244,435
Stock based compensation
   determined under SFAS 123         (473,867)      (268,441)        (193,318)       (117,817)
                              ----------------  -------------  ---------------  --------------
Net income - Pro forma:       $       697,210   $    140,192   $      194,731   $     126,618
Net income per share -
    Basic:
    As reported               $           .18   $        .06   $          .06   $         .04
    Pro forma                 $           .10   $        .02   $          .03   $         .02
Net income per share -
    Diluted:
    As reported               $           .17   $        .06   $          .06   $         .04
    Pro forma                 $           .10   $        .02   $          .03   $         .02

6.   Inventories
     -----------

Inventories are summarized as follows:

                                MARCH 31, 2004   June 30, 2003
                                ---------------  --------------

               Raw materials    $     4,256,195  $    4,230,870
               Work-in-process        2,387,235       1,112,453
               Finished goods         4,332,558       3,636,149
                                -------------------------------
                                $    10,975,988  $    8,979,472
                                ===============================

7.   Revolving  Credit  Facilities
     -----------------------------

On December 31, 2003, Labcaire extended its debt purchase agreement with Lloyds TSB Commercial Finance through June 30, 2004. During the nine months ended March 31, 2004 Labcaire borrowed $492,632 and made payments of $629,654 under the debt purchase agreement. At March 31, 2004, the balance outstanding under this debt purchase agreement was $641,636 and Labcaire was in compliance with all financial covenants.

8.   Accrued  Expenses  and  Other  Current  Liabilities
     ---------------------------------------------------

The  following  summarizes  accrued  expenses  and  other  current  liabilities:

                                               MARCH 31, 2004   June 30, 2003
                                               ---------------  --------------
     Accrued payroll and vacation              $       302,550  $      283,339
     Accrued sales tax                                  96,708         208,005
     Accrued commissions and bonuses                   145,912         212,585
     Customer deposits and deferred contracts        1,335,181       1,116,869
     Accrued professional fees                         116,885         132,766
     Other                                              73,637          48,590
                                               ---------------  --------------
                                               $     2,070,873  $    2,002,154
                                               ===============  ==============

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)
     ======================================================================

9.   Loans  to  Affiliate
     --------------------

Hearing  Innovations,  Inc.
---------------------------
During fiscal 2004, the Company entered into seven loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $198,800. Two of these notes aggregating $23,000 are currently in default due to non-payment. Hearing Innovations is currently negotiating with the Company to extend the due dates of all its outstanding debt. The remaining five notes aggregating $175,800 are due June 30, 2004. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 198,800 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $198,800 for the above loans. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements and Hearing Innovations has no predictable cash flows from its product revenue. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support. The Company previously made the decision not to continue funding Hearing Innovations' operations, however, the Company loaned Hearing Innovations $198,800 to enable Hearing Innovations to reduce a substantial portion of its long-term debt to certain third parties. The Company continues to believe that Hearing Innovations' technology could provide a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved and currently have a zero basis.

As discussed in Note 2, in connection with the adoption of FIN 46, the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a VIE and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company's consolidated results of operations or financial condition.

10.  Business  Segments
     ------------------

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


For  the  nine  months  ended  March  31,  2004:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               ---------------------------------------------------------------
     Net sales                 $15,771,176  $         12,491,080  $            -   $28,262,256
     Cost of goods sold          8,700,327             7,463,827               -    16,164,154
                               -----------  --------------------                   -----------
     Gross profit                7,070,849             5,027,253               -    12,098,102
     Selling expenses            1,415,141             1,867,171               -     3,282,312
     Research and
       development expenses      1,119,595               598,283               -     1,717,878
                               -----------  --------------------                   -----------
     Total operating expenses    2,534,736             2,465,454       5,703,640    10,703,830
                               -----------  --------------------  ---------------  -----------
     Income from operations    $ 4,536,113  $          2,561,799  $   (5,703,640)  $ 1,394,272
                               ===========  ====================  ===============  ===========

(a)  Amount  represents  general  and  administrative  expenses  only.


For the three months ended March 31, 2004:

                                                                       (a)
                                MEDICAL       LABORATORY AND      CORPORATE AND
                                DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               --------------------------------------------------------------
     Net sales                 $6,040,544  $          4,305,705  $            -   $10,346,249
     Cost of goods sold         3,299,161             2,592,899               -     5,892,060
                               ----------  --------------------                   -----------
     Gross profit               2,741,383             1,712,806               -     4,454,189
     Selling expenses             551,549               652,271               -     1,203,820
     Research and
       development expenses       424,851               229,381               -       654,232
                               ----------  --------------------                   -----------
     Total operating expenses     976,400               881,652       1,813,594     3,671,646
                               ----------  --------------------  ---------------  -----------
     Income from operations    $1,764,983  $            831,154  $   (1,813,594)  $   782,543
                               ==========  ====================  ===============  ===========

(a)  Amount  represents  general  and  administrative  expenses  only.


     For  the  nine  months  ended  March  31,  2003:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               ---------------------------------------------------------------
     Net sales                 $11,769,483  $         12,163,029  $            -   $23,932,512
     Cost of goods sold          6,471,209             7,259,909               -    13,731,118
                               -----------  --------------------                   -----------
     Gross profit                5,298,274             4,903,120               -    10,201,394
     Selling expenses            1,037,082             2,086,143               -     3,123,225
     Research and
       development expenses      1,079,821               519,945               -     1,599,766
                               -----------  --------------------                   -----------
     Total operating expenses    2,116,903             2,606,088       4,765,594     9,488,585
                               -----------  --------------------  ---------------  -----------
     Income from operations    $ 3,181,371  $          2,297,032  $   (4,765,594)  $   712,809
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

For  the  three  months  ended  March  31,  2003:

                                                                       (a)
                                MEDICAL       LABORATORY AND      CORPORATE AND
                                DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED      TOTAL
                               -------------------------------------------------------------
     Net sales                 $4,557,903  $          4,189,774  $            -   $8,747,677
     Cost of goods sold         2,389,023             2,519,636               -    4,908,659
                               ----------  --------------------                   ----------
     Gross profit               2,168,880             1,670,138               -    3,839,018
     Selling expenses             393,402               697,260               -    1,090,662
     Research and
       development expenses       388,968               194,910               -      583,878
                               ----------  --------------------                   ----------
     Total operating expenses     782,370               892,170       1,766,091    3,440,631
                               ----------  --------------------  ---------------  ----------
     Income from operations    $1,386,510  $            777,968  $   (1,766,091)  $  398,387
                               ==========  ====================  ===============  ==========

(a) Amount represents general and administrative and litigation (recovery) settlement expenses only.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the nine months ended March 31:

                                  2004         2003
                               -----------  -----------

               United States   $18,746,761  $15,716,426
               Canada              342,071      310,182
               Mexico              229,603        5,543
               United Kingdom    6,383,027    5,903,344
               Europe            1,133,740    1,014,798
               Asia                757,271      758,022
               Middle East         229,229       48,285
               Other               440,554      175,912
                               ------------------------
                               $28,262,256  $23,932,512
                               ========================

11.  Regulatory Requirements
     -----------------------

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

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nine  Months  Ended  March  31,  2004  and  2003.

NET  SALES.  Net  sales  of  the  Company's  medical  devices and laboratory and
-----------
scientific products increased $4,329,744 to $28,262,256 for the nine months ended March 31, 2004 from $23,932,512 for the nine months ended March 31, 2003. This difference in net sales is due to an increase in sales of medical devices of $4,001,693 to $15,771,176 for the nine months ended March 31, 2004 from $11,769,483 for the nine months ended March 31, 2003. This difference is also due to an increase in sales of laboratory and scientific products of $328,051 to $12,491,080 for the nine months ended March 31, 2004 from $12,163,029 for the nine months ended March 31, 2003. The increase in sales of medical devices is due to an increase in sales of therapeutic medical devices of $2,980,829 and an increase in diagnostic medical devices of $1,020,864, both due to increased customer demand for several therapeutic and diagnostic medical devices. The increase in sales of diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical devices was mostly attributable to an increase in sales to Mentor Corporation ("Mentor") of the Lysonix 3000 device, the Auto Sonix device and accessories sold to United States Surgical Corporation ("USS") and an increase of sales of the Sonoblate 500 of approximately $855,000, $657,000, and $722,000, respectively. The increase in sales of the Sonoblate 500 is due to both an increase in sales to Focus Surgery, Inc. ("Focus Surgery") as the manufacturer of the device and the sale of the device in Europe by the Company, in which sales back to the Company are not recorded as revenue until the total earnings process is complete. The remaining increase in sales of therapeutic medical devices is due to increased demand for several products. The increase in sales of laboratory and scientific products is due to an increase in Labcaire sales of $398,365 and sales of ultrasonic laboratory products of $361,584 partially offset by a decrease in wet scrubber sales of $284,255 and a decrease in ductless fume enclosure sales of $147,643. The increase in Labcaire sales is primarily due to the strengthening of the English Pound partially offset by a decrease in sales of the Guardian (endoscopic cleaning) product. The increase in laboratory and scientific ultrasonic sales is due to an increase in customer demand for several ultrasonic products. Wet scrubber sales continue to be adversely affected by the downturn in the semi-conductor market, although for the third quarter of fiscal 2004 is starting to turn around. Sales of wet scrubbers, however, are still affected by the strong competition in this market. The decrease in fume enclosure sales is due to lower customer demand for several laboratory and scientific products and current economic conditions for such products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the nine months ended March 31, 2004 and 2003, the Company had foreign net sales of $9,515,495 and $8,216,086, respectively, representing 33.7% and 34.3% of net sales for such periods, respectively. The increase in foreign sales during the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 is substantially due to an increase in Labcaire sales due to the strengthening of the English Pound as well as an increase in foreign diagnostic and therapeutic medical device sales as the Company started to sell the ultrasonic neuroaspirator and the Sonoblate 500 to distributors in Europe.
Labcaire represented 75% and 70% of foreign net sales during the nine months ended March 31, 2004 and 2003, respectively. The remaining 25% and 30% represents net foreign sales remitted in U.S. Dollars during the nine months ended March 31, 2004 and 2003, respectively. Approximately 23% of the Company's revenues for the nine months ended March 31, 2004 were received in English Pounds. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.77 and 1.57 for the nine months ended March 31, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the nine months ended March 31:

                                    2004         2003
                                -----------  -----------

                United States   $18,746,761  $15,716,426
                Canada              342,071      310,182
                Mexico              229,603        5,543
                United Kingdom    6,383,027    5,903,344
                Europe            1,133,740    1,014,798
                Asia                757,271      758,022
                Middle East         229,229       48,285
                Other               440,554      175,912
                                ------------------------
                                $28,262,256  $23,932,512
                                ========================

Summarized financial information for each of the segments for the nine months ended March 31, 2004 and 2003 are as follows:

For  the  nine  months  ended  March  31,  2004:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               ---------------------------------------------------------------
     Net sales                 $15,771,176  $         12,491,080  $            -   $28,262,256
     Cost of goods sold          8,700,327             7,463,827               -    16,164,154
                               -----------  --------------------                   -----------
     Gross profit                7,070,849             5,027,253               -    12,098,102
     Selling expenses            1,415,141             1,867,171               -     3,282,312
     Research and
       development expenses      1,119,595               598,283               -     1,717,878
                               -----------  --------------------                   -----------
     Total operating expenses    2,534,736             2,465,454       5,703,640    10,703,830
                               -----------  --------------------  ---------------  -----------
     Income from operations    $ 4,536,113  $          2,561,799  $   (5,703,640)  $1 ,394,272
                               ===========  ====================  ===============  ===========

(a)  Amount  represents  general  and  administrative  expenses  only.

For  the  nine  months  ended  March  31,  2003:

                                                                        (a)
                                 MEDICAL       LABORATORY AND      CORPORATE AND
                                 DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               ---------------------------------------------------------------
      Net sales                $11,769,483  $         12,163,029  $            -   $23,932,512
     Cost of goods sold          6,471,209             7,259,909               -    13,731,118
                               -----------  --------------------                   -----------
     Gross profit                5,298,274             4,903,120               -    10,201,394
     Selling expenses            1,037,082             2,086,143               -     3,123,225
     Research and
       development expenses      1,079,821               519,945               -     1,599,766
                               -----------  --------------------                   -----------
     Total operating expenses    2,116,903             2,606,088       4,765,594     9,488,585
                               -----------  --------------------  ---------------  -----------
     Income from operations    $ 3,181,371  $          2,297,032  $   (4,765,594)  $   712,809
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

GROSS  PROFIT:  Gross  profit for the nine months ended March 31, 2004 is 42.8%.
--------------
Gross profit for the nine months ended March 31, 2003 was 42.6%. Gross profit for medical devices decreased to 44.8% of sales in the nine months ended March 31, 2004 from 45% of sales in the nine months ended March 31, 2003. The decrease in gross profit for medical devices was impacted by the favorable order mix for sales of therapeutic medical devices offset by an unfavorable order mix of diagnostic medical devices, which traditionally carry lower margins. Gross profit for laboratory and scientific products decreased to 40.2% for the nine months ended March 31, 2004 from 40.3% for the nine months ended March 31, 2003. The decrease is due to a decrease in gross profit for wet scrubber products due to pricing pressures from competition. The Company manufactures and sells both medical devices and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

SELLING EXPENSES: Selling expenses increased $159,087 to $3,282,312 for the nine
-----------------
months ended March 31, 2004 from $3,123,225 for the nine months ended March 31, 2003. Medical devices selling expenses increased $378,059 due both to additional sales and marketing efforts for diagnostic medical devices and therapeutic medical devices. The increase in therapeutic medical devices selling expenses of $253,097 is due to an increase in sales and marketing efforts relating to European distribution. Laboratory and scientific products selling expenses decreased $218,972 predominantly due to a decrease in fume enclosure and laboratory and scientific ultrasonic commissions and marketing expenses and a transfer of Labcaire personnel to general and administrative expenses from selling expenses offset by the strengthening of the English Pound.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
increased $736,940 to $5,703,640 in the nine months ended March 31, 2004 from $4,966,700 in the nine months ended March 31, 2003. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs, a transfer of personnel from selling expenses and the strengthening of the English Pound, all attributable to Labcaire, as well as an increase in corporate expenses relating to insurance, legal fees and other accrued corporate expenses partially offset by a decrease in bad debt expense.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses increased
------------------------------------
$118,112  to $1,717,878 for the nine months ended March 31, 2004 from $1,599,766 for the nine months ended March 31, 2003. Laboratory and scientific products research and development expenses increased $78,338 predominantly due to increased research and development efforts and the strengthening of the English Pound at Labcaire. Medical devices research and development expenses increased $39,774 predominantly due to an increase in research and development efforts in therapeutic medical devices.

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement for the nine months ended March 31, 2003 of $201,106 as compared to $0 for the nine months ended March 31, 2004. This reversal represents the sale of Lysonix 2000 units by Mentor that were received by Mentor from LySonix, Inc. ("LySonix") under the settlement agreement with LySonix (this inventory was previously reserved for in fiscal year June 30, 2002, as its salability was uncertain). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

OTHER  INCOME  (EXPENSE):  Other income for the nine months ended March 31, 2004
-------------------------
was  $760,244  as  compared to $73,774 for the nine months ended March 31, 2003.
The increase of $686,470 was primarily due to an increase in royalty income of $650,061 and a decrease in loss on impairment of investments of $46,907. The Company received an additional royalty payment in the first quarter of fiscal 2004 of approximately $410,000, which was based upon a review of USS' records that determined that royalties were due for prior years. The review showed that USS owed (and subsequently paid in the first quarter) royalties due on a product that was not included in the original royalty computation. The increase was also due to a decrease in loss on impairment of investments of Hearing Innovations, Inc. ("Hearing Innovations") of $33,182. The decrease in loss on impairment of Hearing Innovations is a direct result of current period loans to Hearing Innovations being less than in the prior period.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================


INCOME  TAXES:  The  effective tax rate is 44.7% for the nine months ended March
--------------
31, 2004 as compared to an effective tax rate of 48.3% for the nine months ended March 31, 2003. The current effective income tax rate of 44.7% was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations of approximately $78,000 plus the standard consolidated tax rate of approximately 40%. The decrease in the effective tax rate for the current nine months compared to the prior year is primarily due to the reduction in the impaired loans to Hearing Innovations. The loss on impairment of Hearing Innovations is recorded with no corresponding tax benefit since these transactions are capital losses. Benefits for such losses are only received if the Company has the ability to generate capital gains.

Three  Months  Ended  March  31,  2004  and  2003.

NET  SALES.  Net  sales  of  the  Company's  medical  devices and laboratory and
-----------
scientific products increased $1,598,572 to $10,346,249 for the three months ended March 31, 2004 from $8,747,677 for the three months ended March 31, 2003. This difference in net sales is due to an increase in sales of medical devices of $1,482,641 to $6,040,544 for the three months ended March 31, 2004 from $4,557,903 for the three months ended March 31, 2003. This difference is also due to an increase in sales of laboratory and scientific products of $115,931 to $4,305,705 for the three months ended March 31, 2004 from $4,189,774 for the three months ended March 31, 2003. The increase in sales of medical devices is due to an increase in sales of therapeutic medical devices of $1,396,963 and an increase in sales of diagnostic medical devices of $85,678. The increase in sales of diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical devices was mostly attributable to an increase in sales of the ultrasonic neuroaspirator device, an increase in sales to Mentor of the Lysonix 3000 device and an increase in sales of the Sonoblate 500 of approximately $290,000, $214,000, and $233,000, respectively. The increase in sales of the Sonoblate 500 is due to both an increase in sales to Focus Surgery as the manufacturer of the device and the sale of the device in Europe by the Company, in which sales back to the Company are not recorded as revenue until the total earnings process is complete. The increase in sales of laboratory and scientific products is due to an increase in sales of ultrasonic products of $68,621, an increase in wet scrubber sales of $56,212 and an increase in fume enclosure sales of $33,544 partially offset by a decrease in Labcaire sales of $42,446. The increase in laboratory and scientific ultrasonic sales, wet scrubber sales and fume enclosure sales is due to an increase in customer demand for several laboratory and scientific products. The decrease in Labcaire sales is due to a decrease in sales of the Guardian (endoscopic cleaning) product. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended March 31, 2004 and 2003, the Company had foreign net sales of $3,526,136 and $3,097,714, respectively, representing 34.1% and 35.4% of net sales for such periods, respectively. The increase in foreign sales during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is substantially due to an increase in foreign diagnostic and therapeutic medical device sales partially offset by a decrease in Labcaire sales. The Company started to sell the ultrasonic neuroaspirator and the Sonoblate 500 to distributors in Europe in the third quarter of fiscal 2004. Labcaire represented 68% and 80% of foreign net sales during the three months ended March 31, 2004 and 2003, respectively. The remaining 32% and 20% represents net foreign sales remitted in U.S. Dollars during the three months ended March 31, 2004 and 2003, respectively. Approximately 21% of the Company's revenues for the three months ended March 31, 2004 were received in English Pounds. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.84 and 1.51 for the three months ended March 31, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended March 31:

                                  2004         2003
                               -----------  ----------

               United States   $ 6,820,113  $5,649,963
               Canada              193,001     144,792
               Mexico               63,170       2,321
               United Kingdom    2,163,826   2,257,979
               Europe              621,660     337,957
               Asia                339,507     263,260
               Middle East          78,193       5,763
               Other                66,779      85,642
                               -----------------------
                               $10,346,249  $8,747,677
                               =======================

Summarized financial information for each of the segments for the three months ended March 31, 2004 and 2003 are as follows:

For  the  three  months  ended  March  31,  2004:

                                                                       (a)
                                MEDICAL       LABORATORY AND      CORPORATE AND
                                DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED       TOTAL
                               --------------------------------------------------------------
     Net sales                 $6,040,544  $          4,305,705  $            -   $10,346,249
     Cost of goods sold         3,299,161             2,592,899               -     5,892,060
                               ----------  --------------------                   -----------
     Gross profit               2,741,383             1,712,806               -     4,454,189
     Selling expenses             551,549               652,271               -     1,203,820
     Research and
       development expenses       424,851               229,381               -       654,232
                               ----------  --------------------                   -----------
     Total operating expenses     976,400               881,652       1,813,594     3,671,646
                               ----------  --------------------  ---------------  -----------
     Income from operations    $1,764,983  $            831,154  $   (1,813,594)  $   782,543
                               ==========  ====================  ===============  ===========

(a)  Amount  represents  general  and  administrative  expenses  only.

     For  the  three  months  ended  March  31,  2003:

                                                                       (a)
                                MEDICAL       LABORATORY AND      CORPORATE AND
                                DEVICES    SCIENTIFIC PRODUCTS     UNALLOCATED      TOTAL
                               -------------------------------------------------------------
     Net sales                 $4,557,903  $          4,189,774  $            -   $8,747,677
     Cost of goods sold         2,389,023             2,519,636               -    4,908,659
                               ----------  --------------------                   ----------
     Gross profit               2,168,880             1,670,138               -    3,839,018
     Selling expenses             393,402               697,260               -    1,090,662
     Research and
       development expenses       388,968               194,910               -      583,878
                               ----------  --------------------                   ----------
     Total operating expenses     782,370               892,170       1,766,091    3,440,631
                               ----------  --------------------  ---------------  ----------
     Income from operations    $1,386,510  $            777,968  $   (1,766,091)  $  398,387
                               ==========  ====================  ===============  ==========

(a) Amount represents general and administrative and litigation (recovery) settlement expenses only.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

GROSS  PROFIT:  Gross profit decreased to 43.1% for the three months ended March
--------------
31, 2004 from 43.9% for the three months ended March 31, 2003. Gross profit for medical devices decreased to 45.4% of sales in the three months ended March 31, 2004 from 47.6% of sales in the three months ended March 31, 2003. Gross profit for laboratory and scientific products decreased to 39.8% for the three months ended March 31, 2004 from 39.9% for the three months ended March 31, 2003. The decrease in gross profit for medical devices was impacted by the favorable order mix for sales of therapeutic medical devices offset by an unfavorable order mix of diagnostic medical devices, which traditionally carry lower margins. The decrease in gross profit for laboratory and scientific products was positively impacted by the favorable order mix for sales of ultrasonic products, due to volume, and custom fume enclosures, which traditionally carry a higher gross profit partially offset by a decrease in gross profit of Labcaire and wet scrubber products due pricing pressures from competition. The Company manufactures and sells both medical devices and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

SELLING  EXPENSES:  Selling  expenses  increased  $113,158 to $1,203,820 for the
------------------
three months ended March 31, 2004 from $1,090,662 for the three months ended March 31, 2003. Medical devices selling expenses increased $158,147 due both to additional sales and marketing efforts for therapeutic medical devices and diagnostic medical devices. The increase in therapeutic medical devices selling expenses of $143,877 is due to an increase in sales and marketing efforts relating to European distribution. Laboratory and scientific products selling expenses decreased $44,989 predominantly due to a decrease in fume enclosure and mystaire commissions and marketing expenses and a transfer of salaries of Labcaire personnel to general and administrative expenses from selling expenses offset by the strengthening of the English Pound.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:  General  and  administrative  expenses
--------------------------------------
decreased $975 to $1,813,594 in the three months ended March 31, 2004 from $1,814,569 in the three months ended March 31, 2003. The decrease is predominantly due to a decrease in corporate expenses relating to bad debt expense partially offset by an increase in insurance and other accrued corporate expenses in addition to an increase in general and administrative expenses relating to severance costs, a transfer of personnel from selling expenses, and the strengthening of the English Pound, all attributable to Labcaire.

RESEARCH  AND  DEVELOPMENT EXPENSES: Research and development expenses increased
------------------------------------
$70,354  to $654,232 for the three months ended March 31, 2004 from $583,878 for
the  three  months  ended  March  31,  2003.    Medical  devices  research  and
development expenses increased $35,883 predominantly due to an increase in research and development efforts in therapeutic medical devices which included an increase of $30,000 in funding made to Focus Surgery for the three months ended March 31, 2004 for the development for the treatment of kidney and liver tumors utilizing high intensity focused ultrasound technology. Laboratory and scientific products increased $34,471 predominantly due to increased research and development efforts at Labcaire and the strengthening of the English Pound.

LITIGATION  (RECOVERY)  SETTLEMENT  EXPENSES: The Company recorded a reversal of
---------------------------------------------
the litigation settlement for the three months ended March 31, 2003 of $48,478 as compared to $0 for the three months ended March 31, 2004. This reversal represents the sale of Lysonix 2000 units by Mentor that were received by Mentor from LySonix under the settlement agreement with LySonix (this inventory was previously reserved for in fiscal year June 30, 2002, as its salability was uncertain). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

OTHER  INCOME  (EXPENSE): Other income for the three months ended March 31, 2004
-------------------------
was $2,229 as compared to $53,442 for the three months ended March 31, 2003. The decrease of $51,213 was primarily due to an increase in loss on impairment of Hearing Innovations of $114,125 partially offset by an increase in royalty income of $60,118. The increase in loss on impairment of Hearing Innovations is a direct result of current period loans to Hearing Innovations being greater than in the prior period of $114,125. The increase in royalty income is due to the Company currently receiving royalty payments on a product that was not included in the prior year's royalty computation.

INCOME TAXES: The effective tax rate is 50% for the three months ended March 31,
-------------
2004 as compared to an effective tax rate of 42.1% for the three months ended March 31, 2003. The current effective income tax rate of 50% was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations of approximately $64,000 plus the standard consolidated tax rate of approximately 41%. The increase in the effective tax rate for the current three months compared to the prior year is primarily due to the increase in the impaired loans to Hearing Innovations. The loss on impairment of Hearing Innovations is recorded with no corresponding tax benefit since these transactions are capital losses. Benefits for such losses are only received if the Company has the ability to generate capital gains.

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

Inventories:  Inventories  are  stated  at  the  lower  of  cost  (first-in,
------------
first-out) or market and consist of raw materials, work-in-process and finished goods. Management evaluates the need to record adjustments for impairments of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods.

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ============================================================

Property,  Plant  and  Equipment:  Property,  plant  and  equipment are recorded
--------------------------------
at cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 5 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company's policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to make adjustments if necessary.

Goodwill:  In  July  2001,  the  Financial  Accounting  Standards Board ("FASB")
---------
issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141") and No. 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. In accordance with SFAS 141, the Company completed its annual goodwill impairment tests for fiscal 2003 in the fourth quarter with no impairment noted.

Income  Taxes:  Income  taxes  are  accounted  for  in  accordance with SFAS No.
--------------
109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based  Compensation:  The  Company  accounts  for  its  stock-based
--------------------------
compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options is generally set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

LIQUIDITY  AND  CAPITAL  RESOURCES:

Working capital at March 31, 2004 and June 30, 2003 was $15,680,977 and $13,967,805, respectively. In the nine months ended March 31, 2004, cash provided by operations totaled $2,777,112. The increase in the cash provided by operations is due to an increase in net income, the collection of accounts receivable and royalties from the prior period and the increase of accounts payable and income tax payable partially offset by cash paid for inventory purchased for unshipped orders. In the nine months ended March 31, 2004, cash used in investing activities was $549,434, which primarily consisted of the purchase of property, plant and equipment during the regular course of business of $350,870 and of loans made to Hearing Innovations. In the nine months ended March 31, 2004, cash used by financing activities was $420,584, primarily consisting of payments of short-term borrowings and capital lease obligations offset by proceeds from short-term borrowings.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

Hearing  Innovations,  Inc.
---------------------------
During fiscal 2004, the Company entered into seven loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $198,800. Two of these notes aggregating $23,000 are currently in default due to non-payment. Hearing Innovations is currently negotiating with the Company to extend the due dates of all its outstanding debt. The remaining five notes aggregating $175,800 are due June 30, 2004. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 198,800 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $198,800 for the above loans. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements and Hearing Innovations has no predictable cash flows from its product revenue. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support. The Company previously made the decision not to continue funding Hearing Innovations' operations, however, the Company loaned Hearing Innovations $198,800 to enable Hearing Innovations to reduce a substantial portion of their long-term debt to certain third parties. The Company continues to believe that Hearing Innovations' technology could provide a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved and currently have a zero basis.

In connection with the adoption of FIN 46, the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a variable interest entity and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company's consolidated results of operations or financial condition.

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

Recent  Accounting  Pronouncements
----------------------------------
In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue No. 94-3"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after March 31, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated results of operations or financial condition.

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

In  January  2003,  the  FASB  issued  FASB  Interpretation 46, Consolidation of
Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

                                  MISONIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            =========================================================

In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

In connection with the adoption of FIN 46 during the third quarter of fiscal 2004, the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a variable interest entity and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company's consolidated results of operations or financial condition. Prior periods were not restated. For additional information on Hearing Innovations see Note 9 of the consolidated financial statements.

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

Foreign  Exchange  Rates:
Approximately 23% of the Company's revenues in the nine-month period ended March 31, 2004 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.77 and 1.57 for the nine months ended March 31, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

ITEM 4. CONTROLS AND PROCEDURES.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first nine months of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          On January 31, 2004, a Form 8-K was filed by the Company under "Item 9. Regulation FD Disclosure."

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004

                                  MISONIX, INC.
                                  ----------------------------------------------
                                  (Registrant)

                                  By: /s/ Michael A. McManus, Jr.
                                      ------------------------------------------
                                      Michael A. McManus, Jr.
                                      President  and  Chief Executive Officer

                                  By: /s/  Richard  Zaremba
                                      ------------------------------------------
                                      Richard  Zaremba
                                      Vice  President, Chief  Financial Officer,
                                      Treasurer  and  Secretary