Form 10-K
period 2004-06-30
MISONIX INC
filed 2004-09-15
CIK 880432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  (MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004
                                               -------------

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ______ to ______

                         Commission file number: 1-10986
                                                --------

                                  MISONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                  11-2148932
     -------------------------------               --------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

    1938 New Highway, Farmingdale, New York                11735
    ----------------------------------------            ----------
    (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (631) 694-9555

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2003 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $28,630,203.

There were 6,738,453 shares of Common Stock outstanding at September 15, 2004.

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

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

MISONIX, INC. ("Misonix" or the "Company") is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures and markets ultrasonic medical devices. The Company also develops and markets ultrasonic equipment for use in the scientific and industrial markets, ductless fume enclosures for filtration of gaseous contaminates, and environmental control products for the abatement of air pollution.

The Company's operations outside the United States consist of a 100% ownership in Labcaire Systems, Ltd. ("Labcaire"), which is based in North Somerset, England. This business consists of designing, manufacturing, servicing and marketing air-handling systems for the protection of personnel, products and the environment from airborne hazards.

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

In fiscal 2004, approximately 35% of the Company's net sales were to foreign markets. Labcaire manufactures and sells the Company's fume enclosure line as well as its own range of laboratory and medical environmental control products, represents approximately 76% of the Company's net sales to foreign markets. Labcaire also distributes the Company's ultrasonic equipment for use in scientific and industrial markets, predominately in the United Kingdom. Sales by the Company in other major industrial countries are made primarily through distributors. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by Misonix in the United States. Labcaire experiences minimal currency exposure since the major portion of its revenues are from the United Kingdom. Labcaire revenues outside the United Kingdom are remitted in British Pounds.

Misonix represents approximately 15% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit and are remitted to Misonix in U.S. currency.

Sonora represents approximately 9% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit and are remitted to Sonora in U.S. currency.

MEDICAL DEVICES

The Company's medical device products are subject to the regulatory requirements of the Food and Drug Administration ("FDA"). A medical device as defined by the FDA is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a "Medical Device"). The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be materially adverse at this time and neither has the FDA sought legal remedies available, nor have there been any violations of its regulations alleged, against the Company.

In October 1996, the Company entered into a twenty-year license agreement (the "USS License") with United States Surgical Corporation ("USS") covering the further development of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. The Company received $100,000 under the option agreement preceding the USS License. Under the USS License, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company has received aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Licensing fees from the USS License are amortized over the term of the USS License. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $7,198,000, $6,205,000 and $4,060,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Total royalties from sales of this device were approximately $1,402,000, $664,000 and $824,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. During fiscal year 2004, the Company received an additional royalty payment in the first quarter of fiscal 2004 of approximately $410,000, which was based upon a review of USS' records that determined that royalties were due for prior years. The review showed that USS owed (and subsequently paid in the first quarter) royalties due on a product that was not included in the original royalty computation.


In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor Corporation ("Mentor") for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. Total sales of this device were approximately $1,732,000, $536,000 and $97,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Included in litigation (recovery) settlement expenses in fiscal 2003 is $254,606 which represents the sale of Lysonix 2000 units by Mentor that were received by Mentor from LySonix, Inc. ("LySonix") in connection with inventory received under the settlement agreement with LySonix. This inventory was previously reserved for in the fiscal year ended June 30, 2002, as its saleability was uncertain.


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

Focus Surgery, Inc.

On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. ("Focus") to obtain a 20% equity position in Focus for $3,050,000 and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 5% of the equity of Focus. Focus is located in Indianapolis, Indiana. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products, currently the Sonablate(R) 500, and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the right to utilize HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of the equity of Focus. In February 2001, the Company exercised its right to start research and development for the treatment of kidney and liver tumors utilizing HIFU technology. The Company has subcontracted Focus to perform research and development activities for which the Company paid $155,000 in fiscal 2004 to Focus and which is recorded as research and development expenses. During fiscal 2004, Focus entered into an exclusive agreement with the Company to distribute the Sonoblate 500 in the European market.

In December 2000, Focus received Investigational Device Exemption ("IDE") from the FDA to treat 40 patients for prostate cancer; these comprise 20 patients who have never been treated and 20 patients who have been unsuccessfully treated by another modality. The IDE will be conducted at Indiana University Medical Center and Case Western Reserve Medical Center. To date, Focus has treated 24 patients for prostate cancer, 20 of whom have never been treated previously and 4 of whom have been unsuccessfully treated by another modality.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the "5.1% Focus Debenture"). The 5.1% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The 5.1% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 5.1% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "6% Focus Debenture"). The 6% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion price of $1,200 per share, if the 6% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture's principal amount. The 6% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The 6% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 6% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On July 31, 2001, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after the due date for two years at a conversion price of $1,200 per share. The Focus Debenture also contains warrants, which are deemed nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and process of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the Focus Debenture is impaired since the Company does not anticipate that the Focus Debenture will be paid in accordance with the contractual terms of the loan agreement.

In May 2004, the Company's ownership was reduced to 13% due to additional preferred stock issued by Focus.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture and exercise all warrants, the Company would hold an interest in Focus of approximately 18%.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contains warrants to acquire additional shares. These warrants are deemed nominal in value. The loan is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The loan is currently in default and the Company is negotiating an extended due date. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

The Company's portion of the net losses of Focus were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2004 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus' losses since 2001 before the Company can record income from Focus. Focus' unaudited net income in fiscal year 2004 was $150,810. The Company will start to record its share of Focus' income when Focus' income is greater than the losses from fiscal year 2002 and 2003, which total $1,847,694.

Hearing Innovations, Inc.

On October 18, 1999, the Company and Hearing Innovations, Inc. ("Hearing Innovations") completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock with exercise prices ranging from $1.25 to $2.25 per share were also part of this agreement. These warrants, which are deemed nominal in value, expire in October 2005. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). Hearing Innovations is located in Farmingdale, New York. Hearing Innovations is focusing on multiple applications for its patented supersonic bone conduction hearing technology. The HiSonic(R) is a 510(k) approved (FDA approved) non-invasive hearing device that processes audible sounds into supersonic vibrations that can be heard and understood as speech through bone conduction. For the profoundly deaf, the HiSonic is the only known available alternative therapy to cochlear implant surgery. HiSonic is completely non-invasive and may cost 80% less than surgery. Tinnitus is characterized by constant sound in the ear that can range from a metallic ringing, buzzing, popping or nonrhythmic beating. Currently, it is estimated that 50 million people worldwide suffer from Tinnitus, of which approximately 2 million cases are considered severe. There are currently no cures but only temporary relief. In fiscal year 2004, Hearing Innovations test marketed the Hisonic TRD device in the Northeast United States to develop marketing data for ultimately a product launch. Hearing Innovations is still collecting data and has not drawn any conclusions from such. Hearing Innovations has also received 510(k) approval from the FDA for the Tinnitus product, Hisonic TRD.

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then-outstanding loans aggregating approximately $192,000 (with accrued interest) was exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the "Hearing Debenture"). The Hearing Debenture contains warrants to acquire 250,000 shares of Hearing Innovations common stock, at the option of the Company, for a purchase price of $2.25 per share. These warrants, which are deemed nominal in value, expire in October 2005. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing Debenture's principal amount. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Company believes the Hearing Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement. At June 30, 2004, the Hearing Debenture is in default.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $397,678 due May 30, 2002. The maturity date was extended to November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 1,045,664 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $2.00 to $2.25 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance and interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Company believes the loans and the related interest are impaired since the Company does not anticipate these loans will be paid in accordance with the contractual terms of the loan agreements. At June 30, 2004, the above loans are in default.

During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due
November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 548,329 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $.01 to $2.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance and accrued interest due in fiscal 2002. The related expense has been included in loss on impairment of loans in the accompanying consolidated statement of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. At June 30, 2004, the above loans are in default.

During fiscal 2003, the Company entered into sixteen loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $274,991 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 274,991 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.10 to $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance and accrued interest due in fiscal 2003. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statement of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. At June 30, 2004, the above loans are in default.

During fiscal 2004, the Company entered into eight loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $199,255. Two of these notes aggregating $23,000 were due November 30, 2003 and are in default due to non-payment. The remaining six notes aggregating $176,255 were due June 30, 2004 and all in default due to non-payment. The notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 199,255 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against amounts loaned prior to April 1, 2004, which totaled $198,800. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements and Hearing Innovations has no predictable cash flows from its product revenue. The Company previously made the decision not to continue funding Hearing Innovations' operations, however, the Company loaned Hearing Innovations $199,255 to enable Hearing Innovations to reduce a substantial portion of its long-term debt to certain third parties. At June 30, 2004, the above loans are currently in default. The Company continues to believe that Hearing Innovations' technology could provide a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved and currently have a zero basis.

If the Company were to exercise all warrants associated with the above loans, exercise the warrants associated with the Hearing Debenture and the original investment and include the original investment ownership, the Company would hold an interest in Hearing Innovations of approximately 46%.

Prior to April 1, 2004, the Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $579,069.

In August 2002, the President of Hearing Innovations resigned and the Board of Directors of Hearing Innovations granted the Company a management contract to run the Hearing Innovations. Kenneth Coviello was named Chief Executive Officer and a board member of Hearing Innovations. This appointment has not been ratified by the stockholders of Hearing Innovations. Kenneth Coviello is the Vice President of Medical Devices of the Company.

In March 2003, the Board of Directors of Hearing Innovations assigned Richard Zaremba a board position. On September 30, 2003, Richard Zaremba resigned from the board. Richard Zaremba is the Vice President and Chief Financial Officer of the Company.

In connection with the adoption of FIN 46, the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a variable interest entity ("VIE") as the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company's consolidated results of operations or financial condition.

The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, Hearing Innovations suspended operations in April 2004.

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company committed to fund
Hearing Innovations up to $150,000 for the reorganization plan. Hearing Innovations plans to file for relief under Chapter 11 of the U.S. Bankruptcy Code in September 2004. If the petition is approved, the Company will own 100% of the equity in Hearing Innovations.

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

LABORATORY AND SCIENTIFIC PRODUCTS

The Company's other revenue producing activities consist of the manufacture and sale of Sonicator(R) ultrasonic liquid processors and cell disruptors, Aura(TM) ductless fume hood products and Mystaire(R) scrubbers for the abatement of air pollution.

Since 1959, the Sonicator(R) line of products has been at the leading edge of ultrasound technology for the laboratory. Misonix has developed the application of sonication as it is currently used in research laboratories to disrupt cells and bacteria, accelerate chemical reactions in the extraction of proteins from cells, in genomic and proteomic research. Over the years our engineering staff has greatly improved the design and performance of the instrument to include a variety of ultrasonic generators, horns and probe accessories to handle virtually any laboratory application and the term Sonicator has become synonymous with ultrasonic liquid processing.

The Aura(TM) ductless fume hood products offers 40 years of experience in providing safe work environments to Medical, Pharmaceutical, Biotech, Semiconductor, Law Enforcement, Federal and Local Government laboratories. We manufacture a complete line of ductless fume enclosures to control and eliminate hazardous vapors, noxious odors and particulates in the laboratory. All fume enclosure products utilize either activated carbon or HEPA filters to capture contaminants and are a cost effective alternative to standard laboratory fume hoods that require expensive ductwork to vent contaminants to the outside. Misonix also offers laminar airflow stations and PCR enclosures. Misonix Ductless Fume Hoods meet or exceed applicable OSHA, ANSI, NFPA, SEFA and ASHRAE standards for ductless fume hoods.

School Demonstration Ductless Fume Hoods have proven to be a valuable addition to hundreds of high school science laboratories. Multiple application filters allow for the use of a variety of chemicals and a clear back panel enables students to view demonstrations from all sides.

The technology used in the Aura ductless fume enclosures has also been adapted for specific uses in crime laboratories. The Forensic Evidence Cabinet protects wet evidence from contamination while it is drying and simultaneously protects law enforcement personnel from evidence that can be noxious and hazardous. The Cyanoacrylate (liquid glue) Fuming Chamber is used by fingerprinting experts to develop fingerprints on non-porous surfaces while providing protection from hazardous cyanoacrylate fumes.

In June 1992, the Company initially acquired an 81.4% interest in Labcaire for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being treated as goodwill. Currently, the Company owns a 100% interest in Labcaire. The balance of the capital stock of Labcaire was owned by three executives and one retired executive of Labcaire, who have, under a purchase agreement (the "Labcaire Agreement"), agreed to sell one-seventh of their total holdings of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. Under the Labcaire Agreement, the Company purchased such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year, which amount is being treated as goodwill. Total goodwill associated with Labcaire is $1,214,808 of which $1,063,294 remains at June 30, 2004.

Labcaire's business consists of designing, manufacturing, servicing and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. These systems are similar to the Aura fume enclosures in that they extract noxious fumes through a series of filters to introduce clean air back into the environment, but have expanded their applications. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by the Company in the United States. Labcaire experiences minimal currency exposure since a major portion of its revenues are from the United Kingdom. Revenues outside the United Kingdom are remitted in British Pounds. Labcaire is also the European distributor of the Company's ultrasonic laboratory and scientific products. Labcaire manufactures class 100 biohazard safety enclosures used in laboratories to provide sterile environments and to protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its trade name. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system ("Autoscope"), which is used predominantly in hospitals. The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes produced by the cleaning process. In fiscal 2002, Labcaire introduced the Autoscope Guardian version to incorporate a number of enhancements in line with the UK guidelines. This model has now been further developed with features designed to increase Labcaire's compliance with the latest interpretation of these UK guidelines.

The Company's products are proprietary in that they primarily utilize ultrasound as a technology base to solve laboratory and scientific and medical issues. The Company has technical expertise in ultrasound and utilizes ultrasound in many applications, which management believes makes the Company unique. The Company's ultrasound technology is the core surrounding its business model.

The Mystaire pre-engineered scrubbing system is an air pollution abatement system, which removes difficult airborne contaminants emitted from laboratory and industrial processes at the source. The Mystaire scrubber systems utilize a wide variety of technologies to operate on a broad range of contaminants and is particularly effective on gaseous contaminants such as acid gases, mists, particulate matter, aerosol, and odor removal. The Company also manufactures a range of "point of use" scrubbers for the microelectronics industry. This equipment eliminates toxic and noxious contaminants arising from silicon wafer production.

MARKET AND CUSTOMERS

Medical Devices

The Company relies on its licensee, USS, a significant customer, for marketing its ultrasonic surgical device. The Company relies on distributors such as Mentor, Aesculap, Inc. and ACMI Corporation and independent distributors for the marketing of its other medical products.

Sonora relies on direct salespersons and distributors for the marketing of its ultrasonic medical devices. Focus is utilizing the Company, in an exclusive agreement, to distribute the Sonablate 500 in the European market, which allows the Company to sell directly to end users such as doctors and hospitals. The Company sells directly to end users for the neuroaspirator medical device internationally.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix 2000/3000 soft tissue aspirator used for cosmetic surgery.

Laboratory and Scientific Products

The Company relies on direct salespersons, distributors, manufacturing representatives and catalog listings for the marketing of its laboratory and scientific products. The Company currently sells its products through five manufacturers representative firms and twenty distributors in the United States and fourteen internationally. The Company currently employs direct sales persons who operate outside the Company's offices and conducts direct marketing on a regional basis.

The market for the Company's ductless fume enclosures includes laboratory or scientific environments in which workers may be exposed to noxious fumes or vapors. The products are suited to laboratories in which personnel perform functions which release noxious fumes or vapors (including hospital and medical laboratories), industrial processing (particularly involving the use of solvents) and soldering, and other general chemical processes. The products are particularly suited to users in the pharmaceutical, semiconductor, biotechnology, and forensic industries.

The largest market for the Company's Sonicator includes research and clinical laboratories worldwide. In addition, the Company has expanded its sales of the ultrasonic processor into industrial markets such as paint, pigment, ceramic and pharmaceutical manufacturers.

In fiscal 2004, approximately 35% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's laboratory and scientific products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory and hospital environmental control products, such as the Guardian endoscope cleaning device. Sales by the Company in other major industrial countries are made through distributors.

The Company views a wide range of industries  as  prospective  customers for its pollution abatement scrubbers. Scrubbers are usable in any industry or environment in which airborne contaminants are created, in particular, the semiconductor manufacturing, chemical processing and pharmaceuticals industries. The Company sells wet scrubbers directly to end users.

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

Laboratory and Scientific Products

The Company manufactures and assembles the majority of its laboratory and scientific products at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs. The Company is not dependent upon any single source of supply and has no long-term supply agreements.

Labcaire manufactures and assembles its products at its facility located in North Somerset, England. The Company does not believe that Labcaire will encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs. Labcaire is not dependent upon any single source of supply and has no long-term supply agreements.

COMPETITION

Medical Devices

Competition in the medical devices and the medical repair and refurbishment industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company's. Some of the Company's major competitors for our medical products are Johnson & Johnson, Inc., Valley Lab, a division of Tyco Healthcare, Integra Life Sciences, Inc., EDAP, TMS S.A., Ambassador Medical, a subsidiary of GE Medical, Philips and Siemens.

Laboratory and Scientific Products

Competitors in the ultrasonic industry for laboratory and scientific products range from large corporations with greater production and marketing capabilities to smaller firms specializing in single products. The Company believes that its significant competitors in the manufacturing and distribution of industrial ultrasonic devices are Branson Ultrasonics, a division of Emerson Electric Co., and Sonics & Materials, Inc. It is possible that other companies in the industry are currently developing products with the same capabilities as those of the Company. The Company believes that the features of its Sonicator and the Company's customer assistance in connection with particular applications give the Sonicator a competitive advantage over comparable products.

Competitors in the air pollution abatement industry include large, multi-national corporations with greater production and marketing capabilities whose financial resources are substantially greater and, in many cases, whose share of the air pollution abatement market is significant as well as small firms specializing in single products. The Company believes that specific advantages of its scrubbers include efficiency, price and customer assistance and that specific advantages of its fume enclosures include efficiency and other product features, such as durability and ease of operation. Ductless fume enclosure advantages are the quality of the product and versatility of applications. The Company believes that its principal competitors in the manufacturing and distribution of scrubbers are Ceilcote, a division of ITEQ, Inc., and Duall Division, a division of Met-Pro Corporation. The principal competitors for the ductless fume enclosure are Captair, Inc., Astec/Air Science Technologies, Air Cleaning Systems, Inc. and Lancer UK Ltd.

REGULATORY REQUIREMENTS

The Company's medical device products are subject to the regulatory requirements of the FDA. A medical device as defined by the FDA is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a "Medical Device"). The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be materially adverse at this time and neither has the FDA sought legal remedies available, nor have there been any violations of its regulations alleged, against the Company.

The Company received a letter dated October 31, 2003 from the FDA regarding the Company's notification concerning the implemented procedures to "field correct" a shock sensation that was caused by users forcing the output connector improperly when using the Lysonix 2000. Although the output cable was properly marked, the Company issued new sticker directions and notified all its customers in writing. The FDA stated that it "agreed with the Company's decision to "field correct" the Lysonix 2000."

The FDA classified this field correction as a Class II recall which means that this is a situation in which use of or exposure to such product may cause temporary or medically reversible adverse health consequences or which the probability of serious adverse health consequences is remote. The Company will do everything necessary to satisfy the FDA request for information on the "field correction." The Company, additionally, is following FDA policies to be fully compliant with all requirements. As of June 30, 2004, the Company has completed a third round of Notification of Corrective Action by certified mail. The Company will cooperate with the FDA to collect all data to allow the FDA to determine when the Corrective Action will be officially closed. The Company has estimated the cost of this field correction to be immaterial.

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

5,371,429*           Flow-thru  transducer - relating to the Company's       12/06/1994             09/28/2013
                     liposuction system and its ultrasonic  laboratory
                     and scientific products for an  electromechanical
                     transducer device.

      Number                            Description                          Issue Date           Expiration Date
      ------                            -----------                          ----------           ---------------
5,397,293            Catheter   sheath  - relating  to  the  Company's       03/14/1995             11/25/2012
                     Alliger  System  for an  ultrasonic  device  with
                     sheath and transverse motion damping.

5,419,761*           Liposuction   -   relating   to   the   Company's       05/30/1995             08/03/2013
                     liposuction  apparatus and associated method.

5,465,468            Flow-thru transducer - relating to the method of        11/14/1995             12/06/2014
                     making an electromechanical  transducer device to
                     be used in  conjunction  with the Company's  soft
                     tissue aspiration system and ultrasonic
                     laboratory and scientific products.

5,516,043            Atomizer horn - relating to an ultrasonic               05/14/1996             06/30/2014
                     atomizing device, which is used in the Company's
                     laboratory and scientific products.

5,527,273*           Ultrasonic probes - relating to an ultrasonic           06/18/1996             10/06/2014
                     lipectomy  probe to be used  with  the  Company's
                     soft tissue aspiration technology.

5,769,211            Autoclavable  switch  -  relating  to  a  medical       06/23/1998             01/21/2017
                     handpiece with  autoclavable  rotary switch to be
                     used in medical procedures.

5,072,426            Shock  wave   hydrophone   with   self-monitoring       12/10/1991             02/08/2011
                     medical procedures.  feature.

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

6,270,471            Ultrasonic probe with isolated outer cannula.           08/07/2001             12/23/2017

6,443,969            Ultrasonic blade with cooling.                          09/03/2002             08/15/2020

6,379,371            Ultrasonic blade with cooling.                          04/30/2002             11/15/2019

      Number                            Description                          Issue Date           Expiration Date
      ------                            -----------                          ----------           ---------------
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

6,146,674            Method  and  device  for  manufacturing  hot dogs       11/14/2000             05/27/2019
                     using high power ultrasound.

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

6,036,667            Ultrasonic dissection and coagulation system.           03/14/2000             08/14/2017

6,582,440            Non-clogging catheter for lithotrity.                   06/24/2003             12/26/2016

6,578,659            Ultrasonic horn assembly.                               06/17/2003             12/01/2020

6,454,730            Thermal film ultrasonic dose indicator.                 09/24/2002             04/02/2019

6,613,056            Ultrasonic probe with low-friction bushings.            09/02/2003             02/17/2019

6,648,839            Ultrasonic   medical   treatment  device  for  RF
                     cauterization and related method.                       11/18/2003             05/08/2022

6,660,054            Fingerprint   processing  chamber  with  airborne
                     contaminant containment and adsorption.                 12/09/2003             09/10/2021

6,736,814            Ultrasonic  medical  treatment device for bipolar
                     RF cauterization and related method.                    05/18/2004             02/28/2022

         * Patents valid also in Japan, Europe and Canada.

The  following  is a list of the U.S.  trademarks  which have been issued to the
Company:

   Registration     Registration
      Number            Date                   Mark                         Goods                    Renewal Date
      ------            ----                   ----                         -----                    ------------
2,611,532            08/27/2002              Mystaire        Scrubbers Employing Fine Sprays          08/27/2012
                                                             Passing Through Mesh for
                                                             Eliminating Fumes and Odors from
                                                             Gases.

1,219,008            12/07/1982              Sonimist        Ultrasonic and Sonic Spray Nozzle        03/22/2013
                                                             for Vaporizing Fluid for
                                                             Commercial, Industrial and
                                                             Laboratory Use.

1,200,359            04/03/2002              Water Web       Lamination of Screens to Provide         04/03/2013
                                                             Mesh to be Inserted in Fluid
                                                             Stream for Mixing or Filtering of
                                                             Fluids.

2,051,093            03/27/2003               Misonix        Anti-Pollution Wet Scrubbers;            03/27/2009
                                                             Ultrasonic Cleaners; Spray Nozzles
                                                             for Ultrasonic Cleaners.

   Registration    Registration
      Number           Date                    Mark                         Goods                    Renewal Date
      ------           ----                    ----                         -----                    ------------
2,051,092            02/13/2003               Misonix        Ultrasonic Liquid Processors;            02/13/2009
                                                             Ultrasonic Biological Cell
                                                             Disrupters; Ultrasonic Cleaners.

2,320,805            02/22/2000                Aura          Ductless Fume Enclosures.                02/22/2006

2,812,718            02/10/2004               Misonix        Ultrasonic medical devices,              02/10/2014
                                                             namely, ultrasonic surgical
                                                             aspirators, ultrasonic
                                                             lithotripters, ultrasonic
                                                             phacoemulsifiers.

1,195,570            07/14/2002              Astrason        Portable Ultrasonic Cleaners             07/14/2012
                                                             featuring Microscopic Shock Waves.

BACKLOG

As of June 30, 2004, the Company's backlog (firm orders that have not yet been shipped) was $8,700,000, as compared to approximately $5,600,000 as of June 30, 2003. The Company's backlog relating to laboratory and scientific products, including Labcaire, was approximately $2,900,000 at June 30, 2004, as compared to $2,600,000 as of June 30, 2003. The increase is primarily due to an increase in wet scrubber backlog. The Company's backlog relating to medical devices, including Sonora, was approximately $5,800,000 at June 30, 2004, as compared to approximately $3,000,000 at June 30, 2003. This increase is primarily due to an increase in therapeutic medical devices backlog.

EMPLOYEES

As of September 15, 2004, the Company, including Labcaire and Sonora, employed a total of 201 full-time employees, including 33 in management and supervisory positions. The Company considers its relationship with its employees to be good.

BUSINESS SEGMENTS

The following table provides a breakdown of net sales by business segment for the periods indicated:

                                    Fiscal year ended
                                        June 30,

                            2004          2003            2002
                         -----------   -----------   -----------
Medical devices          $21,350,846   $17,504,978   $11,695,761
Laboratory and
   scientific products    17,708,220    17,353,773    17,894,692
                         -----------   -----------   -----------
Net sales                $39,059,066   $34,858,751   $29,590,453
                         ===========   ===========   ===========

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

                           Fiscal year ended
                               June 30,

                     2004         2003          2002
                 ---------------------------------------
Canada           $   565,872   $   446,307   $   230,567
Mexico               229,603         6,230        13,000
United Kingdom     9,509,301     8,767,304     7,526,478
Europe             1,502,776     1,357,245       980,633
Asia               1,037,553     1,193,294       890,621
Middle East          325,365       139,501       146,387
Other                627,437       345,643       530,097
                 ---------------------------------------
                 $13,797,907   $12,255,524   $10,317,783
                 =======================================

WEBSITE ACCESS DISCLOSURE

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge on the Company's website at www.MISONIX.COM as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Also, copies of the Company's annual report will be made available, free of charge, upon written request.

ITEM 2. PROPERTIES.

The Company occupies approximately 45,500 square feet at 1938 New Highway, Farmingdale, New York under a lease expiring on June 30, 2005. The Company has the right to extend the lease to June 30, 2010. The rental amount, which is approximately $40,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. Labcaire owns a 20,000 square foot facility in North Somerset, England, which was purchased in fiscal 1999, for which there is a mortgage loan. Sonora occupies approximately 14,000 square feet in Longmont, Colorado under a lease expiring in July 2005. The rental amount is approximately $18,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in claims and lawsuits arising in the ordinary course of business. The Company believes that it has meritorious defenses to such claims and lawsuits and is vigorously contesting them. Although the outcome of litigation cannot be predicted with certainty, the Company believes that these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Fiscal 2004:                          High        Low
-----------                           ----        ---

      First Quarter ..............  $ 5.35     $ 3.28
      Second Quarter .............    5.10       4.00
      Third Quarter ..............    7.37       4.45
      Fourth Quarter .............   11.76       6.97

Fiscal 2003:                          High        Low
-----------                           ----        ---

      First Quarter ..............   $6.25      $5.05
      Second Quarter .............    5.40       3.55
      Third Quarter ..............    3.77       2.38
      Fourth Quarter .............    4.14       2.35

(b) As of September 10, 2004, the Company had 6,738,453 shares of Common Stock outstanding and 105 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c) The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, in its business operations.

EQUITY COMPENSATION PLAN INFORMATION:

                                                                                                     c)NUMBER
                                                                                                     OF SECURITIES
                                                                                                     REMAINING FOR
                                                                            b) WEIGHTED              FUTURE ISSUANCE
                                             a) NUMBER OF SECURITIES        AVERAGE EXERCISE         UNDER EQUITY COMPENSATION
                                          TO BE ISSUED UPON THE EXERCISE     PRICE OF THE            PLANS(EXCLUDING SECURITIES
   PLAN CATEGORY                             OF OUTSTANDING OPTIONS         OUTSTANDING OPTIONS      REFLECTED IN COLUMN a)
------------------------------------------------------------------------------------------------------------------------------------
   Equity compensation
   plans approved by
   security holders
------------------------------------------------------------------------------------------------------------------------------------
   I. 1991 Plan                                         30,000               $    7.38                      --
   II. 1996 Director's Plan                            255,000               $    3.92                 166,500
   III. 1996 Plan                                      272,919               $    6.17                  40,786
   IV. 1998 Plan                                       440,877               $    6.36                  37,775
   V. 2001 Plan                                        791,444               $    5.29                 178,666
------------------------------------------------------------------------------------------------------------------------------------
   Equity compensation
   plans not approved
   by security holders                                      --                      --                      --
------------------------------------------------------------------------------------------------------------------------------------
   Total                                             1,790,240               $    5.53                 423,727
====================================================================================================================================

ITEM 6. SELECTED FINANCIAL DATA.

Selected income statement data:

                                                        Year Ended June 30,

                              2004             2003             2002            2001             2000
                              ----             ----             ----            ----             ----
Net sales              $   39,059,066   $   34,858,751   $   29,590,453    $   30,757,519    $   29,042,872
Net income (loss)           1,718,945          967,575          176,661        (4,492,290)        2,520,896
Net income (loss)
  per share - Basic    $          .26   $          .15   $          .03    $         (.75)   $          .42
Net income (loss)
  per share - Diluted  $          .25   $          .15   $          .03    $         (.75)   $          .39

Selected balance sheet data:

                                                              June 30,

                              2004             2003             2002            2001             2000
                              ----             ----             ----            ----             ----
Total assets           $   34,241,112   $   29,794,589   $   26,964,452    $   33,220,788    $   31,163,622

Long-term debt
  and capital lease
  obligations          $    1,264,480   $    1,235,362   $    1,050,254    $    1,027,921    $    1,274,738

Total stockholders'
  equity               $   23,743,176   $   21,342,663   $   19,688,828    $   19,106,818    $   23,882,188

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATION:

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Income:

                                                        Fiscal year ended
                                                             June 30,

                                                   2004     2003        2002
                                                   ----     ----        ----

Net sales                                          100.0%   100.0%    100.0%
Cost of goods sold                                  57.7     58.4      60.6
                                                   -----    -----     -----

Gross profit                                        42.3     41.6      39.4
                                                   -----    -----     -----

Selling expenses                                    11.9     11.9      15.2

General and administrative expenses                 19.6     20.1      21.9

Research and development expenses                    6.2      6.1       7.1

Litigation (recovery) settlement expenses             --     (1.0)     (6.5)
                                                   -----    -----     -----

Total operating expenses                            37.7     37.1      37.7
                                                   -----    -----     -----

Income from operations                               4.6      4.5       1.7

Other income                                         2.7       .9        .2
                                                   -----    -----     -----

Income before minority interest and income taxes

                                                     7.3      5.4       1.9

Minority interest in net income of
   consolidated subsidiaries                          .2       .1        --
                                                   -----    -----     -----

Income before provision for income
   taxes                                             7.1      5.3       1.9

Income tax provision                                 2.7      2.5       1.3
                                                   -----    -----     -----

Net income                                           4.4%     2.8%       .6%
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

All of the Company's sales to date have been derived from the sale of medical devices, which include manufacture and distribution of ultrasonic medical devices and laboratory and scientific products, which include, ultrasonic equipment for scientific and industrial purposes, ductless fume enclosures for filtration of gaseous emissions in laboratories and environmental control equipment for the abatement of air pollution.

Fiscal years ended June 30, 2004 and 2003

NET SALES. Net sales of the Company's medical devices and laboratory and scientific products increased $4,200,315 to $39,059,066 in fiscal 2004 from $34,858,751 in fiscal 2003. This difference in net sales is due to an increase in sales of medical devices of $3,845,868 to $21,350,846 in fiscal 2004 from $17,504,978 in fiscal 2003. This difference in net sales is also due to an increase in laboratory and scientific product sales of $354,447 to $17,708,220 in fiscal 2004 from $17,353,773 in fiscal 2003. The increase in sales of medical devices is due to an increase in sales of therapeutic medical devices of $3,335,285 and an increase of $510,583 in sales of diagnostic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales of diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical devices was mostly attributable to an increase in sales to Mentor of the Lysonix 3000 device, the Auto Sonix device and accessories sold to USS and an increase of sales of the Sonoblate 500 of approximately $1,196,000, $993,000, and $771,000, respectively. The increase in sales of the Sonoblate 500 is due to both an increase in sales to Focus as the manufacturer of the device, the sale of the device in Europe by the Company and revenue derived for fee per use or rental income. Sales are not recorded as revenue until the total earnings process is complete. The increase in sales of laboratory and scientific products is due to an increase in Labcaire sales of $589,980 and sales of ultrasonic laboratory products of $286,704 partially offset by a decrease in wet scrubber sales of $385,072 and a decrease in ductless fume enclosure sales of $137,165. The increase in Labcaire sales is primarily due to the strengthening of the English Pound of approximately $917,000 offset by a decrease in sales of the Guardian (endoscopic cleaning) product of approximately $327,000. The increase in laboratory and scientific ultrasonic sales is due to an increase in customer demand for the ultrasonic sonicator product. Wet scrubber sales continue to be adversely affected by the downturn in the semi-conductor market. The decrease in fume enclosure sales is due to lower customer demand for several laboratory and scientific products and current economic conditions for such products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During fiscal 2004 and fiscal 2003, the Company had foreign net sales of $13,797,907 and $12,255,524, respectively, representing 35.3% and 35.2% of net sales for such periods, respectively. The increase in foreign sales in fiscal 2004 as compared to fiscal 2003 is substantially due to an increase in Labcaire sales due to the strengthening of the English Pound of approximately $917,000 as well as an increase in foreign diagnostic and therapeutic medical device sales as the Company started to sell the ultrasonic neuroaspirator and the Sonoblate 500 to distributors in Europe. Labcaire represented 76% and 82% of foreign net sales during fiscal 2004 and 2003, respectively. The remaining 24% and 18% represents net foreign sales remitted in U.S. Dollars during fiscal 2004 and 2003, respectively. Approximately 24% of the Company's revenues for fiscal year 2004 were received in English Pounds. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.77 and 1.59 for the year ended June 30, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

                                          2004        2003
                                     -------------------------
      United States                  $25,261,159   $22,603,227
      Canada                             565,872       446,307
      Mexico                             229,603         6,230
      United Kingdom                   9,509,301     8,767,304
      Europe                           1,502,776     1,357,245
      Asia                             1,037,553     1,193,294
      Middle East                        325,365       139,501
      Other                              627,437       345,643
                                     -------------------------
                                     $39,059,066   $34,858,751
                                     =========================

Summarized financial information for each of the segments for the years ended June 30, 2004 and 2003 are as follows:

For the year ended June 30, 2004:

                                       LABORATORY AND      (a)
                            MEDICAL      SCIENTIFIC   CORPORATE AND
                            DEVICES       PRODUCTS     UNALLOCATED      TOTAL
                          ------------------------------------------------------
Net sales                 $21,350,846   $17,708,220   $        --    $39,059,066
Cost of goods sold         11,879,237    10,663,226            --     22,542,463
                          -----------   -----------                  -----------
Gross profit                9,471,609     7,044,994            --     16,516,603
Selling expenses            2,150,482     2,511,524            --      4,662,006
Research and development    1,580,909       856,843            --      2,437,752
                          -----------   -----------                  -----------
Total operating expenses    3,731,391     3,368,367     7,633,930     14,733,688
                          -----------   -----------   -----------    -----------
Income from operations    $ 5,740,218   $ 3,676,627   $(7,633,930)   $ 1,782,915
                          ===========   ===========   ===========    ===========

      (a) Amount represents general and administrative expenses.

For the year ended June 30, 2003:

                                       LABORATORY AND      (a)
                            MEDICAL      SCIENTIFIC   CORPORATE AND
                            DEVICES       PRODUCTS     UNALLOCATED      TOTAL
                          ------------------------------------------------------
Net sales                 $17,504,978   $17,353,773   $        --    $34,858,751
Cost of goods sold          9,725,617    10,628,941            --     20,354,558
                          -----------   -----------                  -----------
Gross profit                7,779,361     6,724,832            --     14,504,193
Selling expenses            1,406,543     2,725,534            --      4,132,077
Research and development    1,400,336       708,976            --      2,109,312
                          -----------   -----------                  -----------
Total operating expenses    2,806,879     3,434,510     6,678,653     12,920,042
                          -----------   -----------   -----------    -----------
Income from operations    $ 4,972,482   $ 3,290,322   $(6,678,653)   $ 1,584,151
                          ===========   ===========   ===========    ===========

      (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

Net sales for the three months ended June 30, 2004 were $10,796,810 compared to $10,926,239 for the three months ended June 30, 2003. This decrease of $129,429 for the three months ended June 30, 2004 is due to a decrease in sales of medical devices of $155,825 partially offset by an increase in laboratory and scientific products sales of $26,396. The decrease in sales of medical devices is due to a decrease in sales of diagnostic medical devices of $510,282 partially offset by an increase of $354,457 in sales of therapeutic medical devices. The decrease in diagnostic medical devices is due to decreased customer demand for several diagnostic medical products. The decrease in sales for diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales for therapeutic medical devices was mostly attributable to an increase in sales to USS and Mentor. The increase in laboratory and scientific products sales is due to increased Labcaire sales of $191,616 and an increase in ductless fume enclosure sales of $10,478 partially offset by a decrease in ultrasonic sales of $74,880 and a decrease in wet scrubber sales of $100,818. The increase in Labcaire sales is primarily due to the strengthening of the English Pound of approximately $338,000 partially offset by a decrease in sales of the Guardian (endoscopic cleaning) product of approximately $146,000. The decrease in laboratory and scientific ultrasonic sales is due to an increase in customer demand for several ultrasonic products. Wet scrubber sales continue to be adversely affected by the downturn in the semi-conductor market.

Summarized financial information for each of the segments for the three months ended June 30, 2004 and 2003 are as follows:

For the three months ended June 30, 2004:

                                       LABORATORY AND      (a)
                            MEDICAL     SCIENTIFIC    CORPORATE AND
                            DEVICES      PRODUCTS      UNALLOCATED      TOTAL
                         ------------------------------------------------------
Net sales                 $ 5,579,670   $ 5,217,140   $        --    $10,796,810
Cost of goods sold          3,178,910     3,199,399            --      6,378,309
                          -----------   -----------                  -----------
Gross profit                2,400,760     2,017,741            --      4,418,501
Selling expenses              735,341       644,353            --      1,379,694
Research and development      461,314       258,560            --        719,874
                          -----------   -----------                  -----------
Total operating expenses    1,196,655       902,913     1,930,290      4,029,858
                          -----------   -----------   -----------    -----------
Income from operations    $ 1,204,105   $ 1,114,828   $(1,930,290)   $   388,643
                          ===========   ===========   ===========    ===========

      (a) Amount represents general and administrative expenses.

For the three months ended June 30, 2003:

                                       LABORATORY AND      (a)
                            MEDICAL     SCIENTIFIC    CORPORATE AND
                            DEVICES      PRODUCTS      UNALLOCATED      TOTAL
                          ------------------------------------------------------
Net sales                 $ 5,735,495   $ 5,190,744   $        --    $10,926,239
Cost of goods sold          3,254,408     3,369,032            --      6,623,440
                          -----------   -----------                  -----------
Gross profit                2,481,087     1,821,712            --      4,302,799
Selling expenses              369,461       639,391            --      1,008,852
Research and development      320,514       189,032            --        509,546
                          -----------   -----------                  -----------
Total operating expenses      689,975       828,423     1,913,059      3,431,457
                          -----------   -----------   -----------    -----------
Income from operations    $ 1,791,112   $   993,289   $(1,913,059)   $   871,342
                          ===========   ===========   ===========    ===========

      (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

GROSS PROFIT. Gross profit increased to 42.3% in fiscal 2004 from 41.6% in fiscal 2003. Gross profit for medical devices remained consistent with a gross profit of 44.4% in fiscal 2004 and fiscal 2003. Gross profit for laboratory and scientific products increased to 39.8% in fiscal 2004 from 38.8% in fiscal 2003. Gross profit of medical devices was impacted by the favorable order mix for sales of therapeutic medical devices due to the fee per use revenue for the Sonoblate 500, which carries higher margins. This increase is offset by an unfavorable order mix of diagnostic medical devices, which traditionally carry lower margins. The increase in gross profit for laboratory and scientific products is due to ultrasonic and ductless fume enclosure sales partially offset by lower gross profit for wet scrubber and Labcaire sales. The decrease in gross profit for wet scrubber sales is due to pricing pressures from competition. Gross profit increased to 40.9% of sales in the three months ended June 30, 2004 from 39.4% of sales in the three months ended June 30, 2003. Gross profit for laboratory and scientific products increased to 38.7% of sales in the three months ended June 30, 2004 from 35.1% of sales in the three months ended June 30, 2003. Gross profit for medical devices decreased from 43.3% of sales in the three months ended June 30, 2003 to 43.0% of sales in the three months ended June 30, 2004. The increase in gross profit for laboratory and scientific products was positively impacted by the favorable order mix for sales of ultrasonic products and wet scrubber sales partially offset by a decrease in gross profit of Labcaire and ductless fume enclosure sales. The decrease in gross profit for medical devices was impacted by the favorable order mix for sales of diagnostic medical devices offset by an unfavorable order mix of therapeutic medical devices. The Company manufactures and sells both medical devices and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

SELLING EXPENSES. Selling expenses increased $529,929 or 12.8% to $4,662,006 (11.9% of sales) in fiscal 2004 from $4,132,077 (11.9% of sales) in fiscal 2003. Medical devices selling expenses increased $743,939 due both to additional sales and marketing efforts for diagnostic medical devices and therapeutic medical devices. The increase in therapeutic medical devices selling expenses of $564,801 is due to an increase in sales and marketing efforts relating to European distribution and the hiring of additional salesman for therapeutic medical devices. Laboratory and scientific products selling expenses decreased $214,010 predominantly due to a decrease in fume enclosure and wet scrubber commissions and ultrasonic marketing expenses offset by the strengthening of the English Pound. Selling expenses increased $370,842 or 36.8% to $1,379,694 (12.8% of sales) in the three months ended June 30, 2004 from $1,008,852 (9.2% of sales) in the three months ended June 30, 2003. Medical devices selling expenses increased $365,880 due both to additional sales and marketing efforts for diagnostic medical devices and therapeutic medical devices. The increase in therapeutic medical devices selling expenses of $311,804 is due to an increase in sales and marketing efforts relating to European distribution. Laboratory and scientific products selling expenses decreased $4,962 predominantly due to a decrease in fume enclosure, wet scrubber and ultrasonic commissions and marketing expenses offset by the strengthening of the English Pound for Labcaire selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $610,842 or 8.7% to $7,633,930 in fiscal 2004 from $7,023,088 in fiscal 2003. The increase is predominantly due to an increase in corporate general and administrative expenses relating to corporate insurance, information technology consulting, legal fees and other accrued corporate expenses partially offset by a decrease in bad debt expense due to payments received from Focus. The remaining increase is attributable to the strengthening of the English Pound at Labcaire. General and administrative expenses decreased $126,098 or 6.1% from $2,056,388 in the three months ended June 30, 2003 to $1,930,290 in the three months ended June 30, 2004. The decrease is predominantly due to a decrease in general and administrative expenses relating to severance costs offset in part by an increase in administrative staff, all attributable to Labcaire, and a decrease in corporate expenses related to bad debt.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $328,440 or 15.6% to $2,437,752 in fiscal 2004 from $2,109,312 in fiscal 2003.
Research and development expenses related to medical devices increased $180,573 and research and development expense related to laboratory and scientific products increased $147,867. Research and development expenses related to medical devices increased predominantly due to efforts for therapeutic medical devices and an increase in amounts paid Focus in fiscal 2004 for the development work performed for the Company for the treatment of kidney and liver tumors utilizing high intensity focused ultrasound technology as compared to fiscal 2003. The increase in research and development expenses relating to laboratory and scientific products increased efforts in research and development efforts for Labcaire and the strengthening of the English Pound at Labcaire. Research and development expenses increased $210,328 or 41.3% for the three months ended June 30, 2004 from $509,546 to $719,874 for the three months ended June 30, 2003. Research and development expenses related to medical devices increased $140,800 and research and development expense related to laboratory and scientific products increased $69,528. Research and development expenses related to medical devices increased predominantly due to increased efforts for therapeutic medical devices and an increase in payments made to Focus in three months ended June 30, 2004 for the development for the treatment of kidney and liver tumors utilizing high intensity focused ultrasound technology as compared to the three months ended June 30, 2003, as requested by the Company. The increase in laboratory and scientific products is due to increased research and development efforts for all laboratory and scientific products.

LITIGATION (RECOVERY) SETTLEMENT EXPENSES. The Company recorded a reversal of the litigation settlement for the fiscal year 2003 of $344,435 as compared to $0 for the fiscal year 2004. The Company recorded a reversal of the litigation settlement for the three months ended June 30, 2003 of $143,329 as compared to $0 for the three months ended June 30, 2004. This reversal represents the sale of Lysonix 2000 units by Mentor that were received by Mentor from LySonix under the settlement agreement with LySonix (this inventory was previously reserved for in fiscal year June 30, 2002, as its saleability was uncertain).

OTHER INCOME (EXPENSE). Other income was $1,057,191 in fiscal 2004 as compared to $292,701 in fiscal 2003. The increase of $764,490 for the fiscal year was primarily due to an increase in royalty income of $655,844 and a decrease in loss on impairment of investments of $113,157. The Company received an additional royalty payment in the first quarter of fiscal 2004 of approximately $410,000, which was based upon a review of USS' records that determined that royalties were due for prior years. The review showed that USS owed (and subsequently paid in the first quarter) royalties due on a product that was not included in the original royalty computation. The increase was also due to a decrease in loss on impairment of investments of Hearing Innovations of $99,432. The decrease in loss on impairment of Hearing Innovations is a direct result of a reduction of loans made to Hearing Innovations in the current year compared to loans made in the prior year. Other income was $296,947 in the three months ended June 30, 2004 as compared to $218,927 in the three months ended June 30, 2003. The increase of $78,020 for the three months ended June 30, 2004 was primarily due to a decrease in loss on impairment of investments of $66,250. The decrease in loss on impairment of Hearing Innovations is a direct result of a reduction of loans to Hearing Innovations in the current period compared to loans made in the prior period.

INCOME TAXES. The effective tax rate is 38.3% for the fiscal year ended June 30, 2004 as compared to an effective tax rate of 47.8% for the fiscal year ended June 30, 2003. The current effective income tax rate of 38.3% was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations of approximately $78,000 plus the standard consolidated tax rate of approximately 36%. The decrease in the effective tax rate for fiscal 2004 compared to fiscal 2003 is primarily due to the reduction in the impaired loans to Hearing Innovations. The loss on impairment of Hearing Innovations is recorded with no corresponding tax benefit since these transactions are capital losses. Benefits for such losses are only received if the Company has the ability to generate capital gains. During the fourth quarter of fiscal 2003, the Company recorded a valuation allowance of $96,642 against the deferred tax asset related to the non-cash compensation charge due to the recent decline in the Company's stock price. During the fourth quarter of fiscal 2004, the Company reduced the valuation allowance by $51,641 due to the recent increase in the Company's stock price leaving a valuation allowance of $45,001.

Fiscal years ended June 30, 2003 and 2002

NET SALES. Net sales of the Company's medical devices and laboratory and scientific products increased $5,268,298 to $34,858,751 in fiscal 2003 from $29,590,453 in fiscal 2002. This difference in net sales is due to an increase in sales of medical devices of $5,809,217 to $17,504,978 in fiscal 2003 from $11,695,761 in fiscal 2002. This increase is offset by lower laboratory and scientific product sales of $540,919 to $17,353,773 in fiscal 2003 from $17,894,692 in fiscal 2002. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $2,613,214 and an increase of $3,196,003 in sales of therapeutic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales for diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales for therapeutic medical devices was mostly attributable to an increase in sales to USS of approximately $2,145,000. The remaining increase in therapeutic medical devices is due to increased demand for all products. The decrease in laboratory and scientific products is due to decreased wet scrubber sales of $1,227,154 and a decrease in ductless fume enclosure sales of $616,769 primarily offset by an increase in Labcaire sales of $1,130,075 and ultrasonic sales of $172,929. Wet scrubber sales continue to be adversely affected by the downturn of the semi-conductor market. The decrease in fume enclosure sales is due to lower customer demand for several laboratory and scientific products and current economic conditions for such products. The increase in Labcaire sales is primarily due to the demand for the new Guardian (endoscopic cleaning) product introduced in December 2001. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in British Pounds. During fiscal 2003 and fiscal 2002, the Company had foreign net sales of $12,255,524 and $10,317,783, respectively, representing 35.2% and 34.9% of net sales for such years, respectively. The increase in foreign sales in fiscal 2003 as compared to fiscal 2002 is substantially due to an increase in Labcaire sales of $1,130,075. Labcaire represented 82% and 85% of foreign net sales during fiscal 2003 and fiscal 2002, respectively. Approximately 29% of the Company's revenues in the year ended June 30, 2003 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.59 and 1.44 for the year ended June 30, 2003 and 2002, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

                                      2003           2002
                                   -------------------------
      United States                $22,603,227   $19,272,670
      Canada                           446,307       230,567
      Mexico                             6,230        13,000
      United Kingdom                 8,767,304     7,526,478
      Europe                         1,357,245       980,633
      Asia                           1,193,294       890,621
      Middle East                      139,501       146,387
      Other                            345,643       530,097
                                   -------------------------
                                   $34,858,751   $29,590,453
                                   =========================

Summarized financial information for each of the segments for the years ended June 30, 2003 and 2002 are as follows:

For the year ended June 30, 2003:

                                       LABORATORY AND      (a)
                            MEDICAL     SCIENTIFIC    CORPORATE AND
                            DEVICES      PRODUCTS      UNALLOCATED       TOTAL
                         ------------------------------------------------------
Net sales                 $17,504,978   $17,353,773   $        --    $34,858,751
Cost of goods sold          9,725,617    10,628,941            --     20,354,558
                          -----------   -----------                  -----------
Gross profit                7,779,361     6,724,832            --     14,504,193
Selling expenses            1,406,543     2,725,534            --      4,132,077
Research and development    1,400,336       708,976            --      2,109,312
                          -----------   -----------                  -----------
Total operating expenses    2,806,879     3,434,510     6,678,653     12,920,042
                          -----------   -----------   -----------    -----------
Income from operations    $ 4,972,482   $ 3,290,322   $(6,678,653)   $ 1,584,151
                          ===========   ===========   ===========    ===========

      (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

For the year ended June 30, 2002:

                                       LABORATORY AND      (a)
                            MEDICAL     SCIENTIFIC    CORPORATE AND
                            DEVICES      PRODUCTS      UNALLOCATED       TOTAL
                          ------------------------------------------------------
Net sales                 $11,695,761   $17,894,692   $        --    $29,590,453
Cost of goods sold          7,233,535    10,698,339            --     17,931,874
                          -----------   -----------                  -----------
Gross profit                4,462,226     7,196,353            --     11,658,579
Selling expenses            1,218,583     3,283,590            --      4,502,173
Research and development    1,554,438       549,263            --      2,103,701
                          -----------   -----------                  ----------
Total operating expenses    2,773,021     3,832,853     4,556,745     11,162,619
                          -----------   -----------   -----------    -----------
Income from operations    $ 1,689,205   $ 3,363,500   $(4,556,745)   $   495,960
                          ===========   ===========   ===========    ===========

      (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

Net sales for the three months ended June 30, 2003 were $10,926,239 compared to $7,893,175 for the same period in fiscal 2002. This increase of $3,033,064 for the three months ended June 30, 2003 is due to an increase in sales of medical devices of $2,179,077 and an increase in laboratory and scientific products sales of $853,987. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $818,761 and an increase of $1,360,316 in sales of therapeutic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales for diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales for therapeutic medical devices was mostly attributable to an increase in sales to USS of approximately $950,000. The increase in laboratory and scientific products sales is due to increased Labcaire sales of $639,455, an increase in ultrasonic sales of $226,483 and an increase in wet scrubber sales of $109,399 primarily offset by a decrease in ductless fume enclosure sales of $121,350. The increase in Labcaire sales is primarily due to the demand for the new Guardian (endoscopic cleaning) product introduced in December 2001. The decrease in fume enclosure sales is due to lower customer demand for several laboratory and scientific products and current economic conditions for such products.

Summarized financial information for each of the segments for the three months ended June 30, 2003 and 2002 are as follows:

For the three months ended June 30, 2003:

                                       LABORATORY AND      (a)
                            MEDICAL     SCIENTIFIC    CORPORATE AND
                            DEVICES      PRODUCTS      UNALLOCATED       TOTAL
                          ------------------------------------------------------
Net sales                 $ 5,735,495   $ 5,190,744   $        --    $10,926,239
Cost of goods sold          3,254,408     3,369,032            --      6,623,440
                          -----------   -----------                  -----------
Gross profit                2,481,087     1,821,712            --      4,302,799
Selling expenses              369,461       639,391            --      1,008,852
Research and development      320,514       189,032            --        509,546
                          -----------   -----------                  -----------
Total operating expenses      689,975       828,423     1,913,059      3,431,457
                          -----------   -----------   -----------    -----------
Income from operations    $ 1,791,112   $   993,289   $(1,913,059)   $   871,342
                          ===========   ===========   ===========    ===========

For the three months ended June 30, 2002:

                                       LABORATORY AND      (a)
                            MEDICAL     SCIENTIFIC    CORPORATE AND
                            DEVICES      PRODUCTS      UNALLOCATED       TOTAL
                          ------------------------------------------------------
Net sales                  $3,556,418    $4,336,757    $       --     $7,893,175
Cost of goods sold          2,641,767     3,151,304            --      5,793,071
                           ----------    ----------                   ----------
Gross profit                  914,651     1,185,453            --      2,100,104
Selling expenses              405,777       874,621            --      1,280,398
Research and development      348,754       143,642            --        492,396
                           ----------    ----------                   ----------
Total operating expenses      754,531     1,018,263          (204)     1,772,590
                           ----------    ----------    ----------     ----------
Income from operations     $  160,120    $  167,190    $      204     $  327,514
                           ==========    ==========    ==========     ==========

      (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

GROSS PROFIT. Gross profit increased to 41.6% in fiscal 2003 from 39.4% in fiscal 2002. Gross profit for medical devices increased to 44.4% in fiscal 2003 from 38.2% in fiscal 2002. Gross profit for laboratory and scientific products decreased to 38.8% in fiscal 2003 from 40.2% in fiscal 2002. For fiscal year 2003, gross profit was positively impacted by the favorable order mix for sales of therapeutic and diagnostic medical devices; Mystaire scrubber sales had a significant increase in gross margin on all of its products, predominately due to the implementation of cost reduction efforts; and increased sales by Labcaire, whose products traditionally carry lower gross margins. Gross profit increased to 39.4% of sales in the three months ended June 30, 2003 from 26.6% of sales in the three months ended June 30, 2002. Gross profit for medical devices increased to 43.3% of sales in the three months ended June 30, 2003 from 25.7% of sales in the three months ended June 30, 2002. Gross profit for laboratory and scientific products increased to 35.1% of sales in the three months ended June 30, 2003 from 27.3% of sales in the three months ended June 30, 2002. For the three months ended June 30, 2003, gross profit was positively impacted by the favorable order mix for sales of therapeutic and diagnostic medical devices; Mystaire scrubber and fume enclosure sales had a significant increase in gross margin on all of its products, predominately due to the implementation of cost reduction efforts; the above were offset by an increase in sales by Labcaire, whose products traditionally carry lower gross margins. The Company manufactures and sells both medical devices and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

SELLING EXPENSES. Selling expenses decreased $370,096 or 8.2% to $4,132,077 (11.9% of sales) in fiscal 2003 from $4,502,173 (15.2% of sales) in fiscal 2002. Medical device selling expenses increased $187,960 predominantly due to additional sales and marketing efforts of diagnostic medical devices. Laboratory and scientific selling expenses decreased $558,056 predominantly due to a decrease in fume enclosure and ultrasonic commissions and wet scrubber employees, due to the reduction of staff, marketing expenses and a decrease in Labcaire sales personnel. Selling expenses decreased $271,546 or 21.2% from $1,280,398 (16.2% of sales) in the three months ended June 30, 2002 to $1,008,852 (9.2% of sales) in the three months ended June 30, 2003. Laboratory and scientific selling expenses decreased $235,230 predominantly due to decreased sales commissions for the wet scrubber products and a transfer of salaries of two Labcaire employees to general and administrative expenses from selling expenses. Medical device selling expenses decreased $36,316 predominantly due to less sales and marketing efforts for therapeutic medical devices partially offset by additional sales and marketing efforts of diagnostic medical devices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $553,384 or 8.6% to $7,023,088 in fiscal 2003 from $6,469,704 in fiscal 2002. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs and a transfer of two employees from selling expenses, all attributable to Labcaire. General and administrative expenses increased $143,633 or 7.5% to $2,056,388 in the three months ended June 30, 2003 from $1,912,755 in the three months ended June 30, 2002. The increase is predominantly due to an increase in general and administrative expenses relating to severance costs and an increase in administrative staff, all attributable to Labcaire.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $5,611 or .3% to $2,109,312 in fiscal 2003 from $2,103,701 in fiscal 2002.
Research and development expenses related to medical devices decreased $154,103 and research and development expenses related to laboratory and scientific products increased $159,714. During fiscal year 2003, the Company funded $100,000 to Focus to start research and development for the treatment of kidney and liver tumors utilizing high intensity focused ultrasound technology. The Company has the right to the technology if the Company funds the development. The Company has exercised its right and started to fund the development of treatment of kidney and liver tumors. During fiscal year 2003, three customers reimbursed the Company, in the amount of approximately $260,000, for certain product development expenditures incurred. Research and development expenses increased $17,150 or 3.5% from $492,396 in the three months ended June 30, 2002 to $509,546 in the three months ended June 30, 2003.

LITIGATION (RECOVERY) SETTLEMENT EXPENSES. The Company recorded a reversal of the litigation settlement for fiscal 2003 of $344,435. This reversal represents the following: the sale of $254,606 of Lysonix 2000 units by Mentor that were received by Mentor from LySonix in connection with inventory received under the settlement agreement with LySonix (this inventory was previously reserved for in fiscal year June 30, 2002, as its saleability was uncertain) and the reversal of an accrual of $170,000 for unpaid professional fees offset by an additional reserve for net assets received in connection with the settlement of $80,171. In fiscal year 2002, the Company recorded a reversal of the litigation settlement during the fourth quarter of fiscal 2002 of $1,912,959. The Company recorded a litigation settlement charge of $6,176,000 during fiscal 2001. On April 11, 2001, the United States Court of Appeals for the Federal Circuit Court issued a decision reversing in large part the decision of the trial court and granting the motion by Mentor against MDA, LySonix and the Company for violation of Mentor's U.S. Patent No. 4,886,491. This patent covers Mentor's license for ultrasonic assisted liposuction. Damages were awarded in favor of Mentor of approximately $4,900,000 and $688,000 for interest. The Court also granted a permanent injunction enjoining further sales of the LySonix 2000 in the United States for the use of liposuction. The Court affirmed that the lower court did not have the ability to increase damages or award attorneys' fees. Each defendant was jointly and severally liable as each defendant infringed proportionally. Mentor requested further relief in the trial court for additional damages. Accordingly, the Company accrued an aggregate of $6,176,000 for damages, attorneys' fees, interest and other costs during the third quarter and fourth quarter of fiscal year 2001. On April 24, 2002, the Company resolved all issues related to the lawsuit brought by Mentor. Under the terms of the settlement, the Company paid Mentor $2,700,000 for its share of the $5,600,000 settlement with Mentor in exchange for a complete release from any monetary liability in connection with the lawsuit and judgment. In connection with this litigation settlement, the Company paid $1,000,000 and forgave accounts receivable of $455,500 in exchange for certain assets from MDA/LySonix, which the Company expects to utilize in the future. The net realizable value of those assets was $295,751. In addition, the Company paid $228,960 of other accrued costs during fiscal 2002.

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

OTHER INCOME (EXPENSE). Other income was $292,701 in fiscal 2003 as compared to $47,317 in fiscal 2002. Other income was $218,927 in the three months ended June 30, 2003 as compared to $36,402 in the three months ended June 30, 2002. The increase of $245,384 for the fiscal year was primarily due to a decrease in loss on impairment of investments of Focus of $396,975 and Hearing Innovations of $243,965, offset by lower royalty income of $159,928 and lower interest income of $207,548. The decrease in impairment of Focus and Hearing Innovations is a direct result of current period loans to Focus and Hearing Innovations being less than in the prior period. Royalties decreased since the first six months of fiscal 2002 included additional royalty payments of approximately $150,000, which was based upon an audit of USS' records for prior years' royalties. The audit showed that USS owed (and subsequently paid) royalties due on prior year sales that were not included in the original royalty computation. The decrease in interest income is due to less cash on hand and lower interest yields during the year as compared to the prior year.

INCOME TAXES. The effective tax rate is 47.8% for the fiscal year ended June 30, 2003 as compared to an effective tax rate of 68.5% for the fiscal year ended June 30, 2002. The current effective tax rate of 47.8% was impacted by no corresponding income tax benefit from the loss of the impairment of Hearing Innovations and Focus by $311,957 plus the standard consolidated tax rate of approximately 35%. The loss on impairment of investments is recorded with no corresponding tax benefit since these transactions are capital losses. The benefit for such losses are only utilized to the extent the Company has the ability to generate capital gains. During the first quarter of fiscal year 2001, the Company recorded a reduction of the valuation allowance applied against deferred tax assets in accordance with the provisions of SFAS No.109 "Accounting for Income Taxes" which provided a one-time income tax benefit of $1,681,502. The valuation allowance was established in fiscal year 1997 because the future tax benefit of certain below market stock option grants issued at that time could not be reasonably assured. The Company continually reviews the adequacy of the valuation allowance and recognized the income tax benefit during the quarter due to the reasonable expectation that such tax benefit will be realized due to the fiscal strength of the Company. During the fourth quarter of fiscal 2003, the Company recorded a valuation allowance of $96,642 against the deferred tax asset related to the non-cash compensation charge due to the recent decline in the Company's stock price. With this valuation, management believes that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences.

CRITICAL ACCOUNTING POLICIES:

General: Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004 includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

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

Goodwill: In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141") and SFAS 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2004 in the fourth quarter. There were no indications that goodwill recorded was impaired.

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

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at June 30, 2004 and June 30, 2003 was $16,997,590 and $13,967,805, respectively. For the fiscal year 2004, cash provided by operations totaled $2,630,794. The increase in the cash provided by operations is due to an increase in net income, the collection of accounts receivable and royalties from the prior period and the increase of accounts payable and income tax payable partially offset by cash paid for inventory purchased for unshipped orders. For the fiscal year 2004, cash used in investing activities was $732,935, which primarily consisted of the purchase of property, plant and equipment during the regular course of business and loans made to Hearing Innovations. For the fiscal year 2004, cash provided by financing activities was $616,129, primarily consisting of proceeds from short-term borrowings and the exercise of stock options partially offset by payments of short-term borrowings and principal payments on capital lease obligations.

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,710,000 ((pound)950,000) and bears interest at the bank's base rate (5.25% and 4.00% at June 30, 2004 and 2003, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires on September 30, 2004 and covers all United Kingdom and European sales. At June 30, 2004, the balance outstanding under this overdraft facility was $1,373,681 and Labcaire was in compliance with all financial covenants.

The Company secured a $5,000,000 revolving credit facility with Fleet Bank on January 18, 2002 to support future working capital needs. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. This facility contains certain financial covenants, including requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than 2 to 1; that the Company maintain a working capital ratio of not less than
1.5 to 1; and that the Company maintain a tangible net worth of $14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On June 30, 2004, the Company had $5,000,000 available on its line of credit. The Company is in compliance with all such covenants.

Commitments

The Company has commitments under a revolving note payable, facility debt and capital and operating leases that will be funded from operating sources. At June 30, 2004, the Company's contractual cash obligations and commitments relating to the revolving note payable, facility debt and capital and operating leases are as follows:

                         LESS THAN                                AFTER
COMMITMENT                1 YEAR       1-3 YEARS    4-5 YEARS     5 YEARS      TOTAL
                         --------------------------------------------------------------
Revolving note payable   $1,373,681   $       --   $       --   $       --   $1,373,681
Facility debt                62,172      129,239      136,307      782,891    1,110,609
Capital leases              268,993      241,780       16,560           --      527,333
Operating leases            663,367      123,130       49,304           --      835,801
                         --------------------------------------------------------------
                         $2,368,213   $  494,149   $  202,171   $  782,891   $3,847,424
                         ==============================================================

Hearing Innovations, Inc.

During fiscal 2004, the Company entered into eight loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $199,255. Two of these notes aggregating $23,000 were due November 30, 2003 and are in default due to non-payment. The remaining six notes aggregating $176,255 were due June 30, 2004 and are in default due to non-payment. Hearing Innovations is currently negotiating with the Company to extend the due dates of all its outstanding debt. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 199,255 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against amounts loaned prior to April 1, 2004, which totaled $198,800. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements and Hearing Innovations has no predictable cash flows from its product revenue. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, the Company continues to review strategic options available to it and Hearing Innovations due to Hearing Innovations' continuing need for financial support. The Company previously made the decision not to continue funding Hearing Innovations' operations, however, the Company loaned Hearing Innovations $199,255 to enable Hearing Innovations to reduce a substantial portion of their long-term debt to certain third parties. The Company continues to believe that Hearing Innovations' technology could provide a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved and currently have a zero basis.

The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, Hearing Innovations suspended operations in April 2004.

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

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company committed to fund
Hearing Innovations up to $150,000 for the reorganization plan. Hearing Innovations plans to file for relief under Chapter 11 of the U.S. Bankruptcy Code in September 2004. If the petition is approved, the Company will own 100% of the equity in Hearing Innovations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

Other

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 18 months from the date hereof due to increase in cash flow from operations. The Company expects future cash flow from operations to fund all ongoing cash flow needs.

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

Foreign Exchange Rates:

Approximately 24% of the Company's revenues in fiscal 2004 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.77 and 1.59 for the fiscal year ended June 30, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The independent registered public accounting firm report and consolidated financial statements listed in the accompanying index is filed as part of this report. See "Index to Consolidated Financial Statements" on page 43.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial data for each quarter of fiscal 2004, 2003 and 2002. Although unaudited, this information has been prepared on a basis consistent with the Company's audited consolidated financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

QUARTERLY FINANCIAL DATA:

                                                                     FISCAL 2004
                                              Q1            Q2             Q3             Q4            YEAR
Net sales                              $  8,619,898    $  9,296,109    $ 10,346,249    $ 10,796,810   $ 39,059,066

Gross profit                              3,665,695       3,978,218       4,454,189       4,418,501     16,516,603

Operating expenses                        3,500,781       3,531,403       3,671,646       4,029,858     14,733,688

Income from operations                      164,914         446,815         782,543         388,643      1,782,915

Other income                                511,949         246,066           2,229         296,947      1,057,191

Minority interest in net income of
consolidated subsidiaries                    14,026          14,125           7,790          16,564         52,505

Income tax provision                        269,095         289,470         388,933         121,158      1,068,656
                                       ------------    ------------    ------------    ------------   ------------

Net income                             $    393,742    $    389,286    $    388,049    $    547,868   $  1,718,945
                                       ============    ============    ============    ============   ============

Net income per share - Basic           $        .06    $        .06    $        .06    $        .08   $        .26

Net income per share - Diluted         $        .06    $        .06    $        .06    $        .08   $        .25

                                                                     FISCAL 2003
                                              Q1            Q2             Q3             Q4            YEAR
Net sales                              $  7,010,322    $  8,174,513    $  8,747,677    $ 10,926,239   $ 34,858,751

Gross profit                              2,957,218       3,405,158       3,839,018       4,302,799     14,504,193

Operating expenses                        2,867,500       3,180,454       3,440,631       3,431,457     12,920,042

Income from operations                       89,718         224,704         398,387         871,342      1,584,151

Other income                                 15,111           5,221          53,442         218,927        292,701

Minority interest in net income
(loss) of consolidated subsidiaries           6,717         (40,553)         29,628          27,693         23,485

Income tax provision                         46,955         157,437         503,634         177,766        885,792
                                       ------------    ------------    ------------    ------------   ------------

Net income                             $     51,157    $    113,041    $    244,435    $    558,942   $    967,575
                                       ============    ============    ============    ============   ============

Net income per share - Basic           $        .01    $        .02    $        .04    $        .08   $        .15

Net income per share - Diluted         $        .01    $        .02    $        .04    $        .08   $        .15

                                                                     FISCAL 2002
                                              Q1            Q2             Q3             Q4            YEAR
Net sales                              $  6,822,521    $  7,503,537    $  7,371,220    $  7,893,175   $ 29,590,453

Gross profit                              3,185,172       3,325,335       3,047,968       2,100,104     11,658,579

Operating expenses                        2,976,732       3,050,663       3,362,634       1,772,590     11,162,619

Income (loss) from operations               208,440         274,672        (314,666)        327,514        495,960

Other income (expense)                      (17,100)        101,855         (73,840)         36,402         47,317

Minority interest in net (loss)
income of consolidated subsidiaries          12,186         (42,916)          5,099           8,066        (17,565)

Income tax provision (benefit)              222,209         158,823        (182,833)        185,982        384,181
                                       ------------    ------------    ------------    ------------   ------------

Net (loss) income                      $    (43,055)   $    260,620    $   (210,772)   $    169,868   $    176,661
                                       ============    ============    ============    ============   ============

Net (loss) income per share - Basic    $       (.01)   $        .04    $       (.03)   $        .03   $        .03

Net (loss) income per share - Diluted  $       (.01)   $        .04    $       (.03)   $        .03   $        .03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2004.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company currently has five Directors. Their term expires at the Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

                                                                                    DIRECTOR
NAME                      AGE     PRINCIPAL OCCUPATION                               SINCE
----                      ---     --------------------                              --------
Gary Gelman               57      Chairman of the Board                               1995

                                  of Directors

Howard Alliger            77      Director                                            1971

T. Guy Minetti            53      Director                                            2003

Thomas F. O'Neill         58      Director                                            2003

Michael A. McManus, Jr.   61      President and Chief                                 1998

                                  Executive Officer

Richard Zaremba           49      Vice President, Chief Financial Officer,              --
                                  Secretary and Treasurer

Kenneth Coviello          52      Vice President - Medical Devices                      --

Dan Voic                  42      Vice President of Research and Development
                                  and Engineering                                       --

Bernhard Berger           42      Vice President - Laboratory/Scientific Products       --

Ronald Manna              50      Vice President of New Product Development
                                  and Regulatory Affairs                                --

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

DAN VOIC became Vice President of Research and Development and Engineering in January 2002. Prior thereto, he served as Engineering Manager and Director of Engineering with the Company. Mr. Voic has approximately 14 years experience in both medical and laboratory and scientific products development. Mr. Voic holds a M.S. degree in mechanical engineering from Polytechnic University "Traian Vuia" of Timisoara, Romania and a MS degree in applied mechanics from Polytechnic University of New York.

BERNHARD BERGER became Vice President of Laboratory /Scientific Products in May 2001. Mr. Berger has approximately 20 years of sales and engineering experience in ultrasonic products and process control instrumentation. From 1995 through 2000, he was Sales Manager - Worldwide of the ultrasonic products division of Introltek International, an Edgewood, New York-based manufacturer of process instrumentation. Mr. Berger holds a B.S. degree in Chemistry from Adelphi University.

RONALD MANNA became Vice President of New Product Development and Regulatory Affairs of the Company in January 2002. Prior thereto, Mr. Manna served as Vice President of Research and Development and Engineering, Vice President of Operations and Director of Engineering of the Company. Mr. Manna holds a B.S. degree in mechanical engineering from Hofstra University.

Executive officers are elected annually by and serve at the discretion of the board of directors.

Each non-employee Director receives an annual fee of $15,000. In addition, Mr. Gelman receives a special Chairman's fee of $15,000 per year. For the fiscal year ended June 30, 2004, options to purchase 15,000 shares of Common Stock were granted to each of Mr. Gelman, Mr. Minetti and Mr. O'Neill. Each non-employee Director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2004.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K. The Company has also made the Code of Ethics available on its website at www.MISONIX.COM.

AUDIT COMMITTEE

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Gelman, Minetti and O'Neill. The Board of Directors has determined that each member of the Audit Committee is "independent" not only under the Qualitative Listing Requirements of the Nasdaq Stock Market but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that all of the members of the Audit Committee are "audit committee financial experts" within the definition contained in a final rule adopted by the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION                         LONG TERM
                                                        -------------------                       COMPENSATION
                                                                                                  ------------
          NAME AND PRINCIPAL               FISCAL YEAR                                       SECURITIES UNDERLYING
              POSITION                    ENDED JUNE 30,       SALARY ($)      BONUS ($)       OPTIONS GRANTED (#)

Michael A. McManus, Jr.                       2004              275,000         250,000              125,000
President and Chief                           2003              275,000         100,000              150,000
Executive Officer                             2002              275,000         150,000              150,000

Richard Zaremba                               2004              157,878          30,000               30,000
Vice President,                               2003              154,121           1,595               40,000
Chief Financial Officer,                      2002              150,000          28,000               32,000
Secretary and Treasurer

Kenneth Coviello                              2004              141,095          30,000               30,000
Vice President of Medical                     2003              135,093           2,562               35,000
Products                                      2002              130,000          15,000               15,000

Daniel Voic                                   2004              121,141          25,000               15,000
Vice President of                             2003              116,645          12,129               10,000
Research and Development and                  2002               97,729          10,000                6,500
Engineering

Bernhard Berger                               2004              110,692           2,000               10,000
Vice President of                             2003              108,748          17,021               20,000
Laboratory /Scientific Products               2002              105,000           3,000                5,000

Ronald Manna                                  2004              102,522           2,000                5,000
Vice President of                             2003              114,231           1,000                5,000
New Product Development and                   2002              121,072          10,000               10,000
Regulatory Affairs

EMPLOYMENT AGREEMENTS

In October 2003, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2004 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company provided automobile. The agreement also provides for an annual bonus based on the Company's pre-tax operating earnings, based on a calendar year, with a minimum guaranteed bonus of $250,000. In 2003, Mr. McManus received a bonus of $250,000, which was paid in December. In 2002, Mr. McManus elected to receive a bonus of $100,000, which was paid in December 2002. Mr. McManus elected to receive a reduced bonus for such year due to the Company's results. Mr. McManus receives additional benefits that are generally provided to other employees of the Company.

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

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during fiscal year ended June 30, 2004:

                                                 %OF TOTAL
                                                 OPTIONS
                                 SECURITIES      GRANTED TO
                                 UNDERLYING      EMPLOYEES                                   (a)
                                   OPTIONS       IN FISCAL    EXERCISE      EXPIRATION    GRANT DATE
             NAME                GRANTED (#)       YEAR      PRICE ($/SH)      DATE         VALUE($)
---------------------------------------------------------------------------------------------------------
Michael A. McManus, Jr.             125,000       50            4.66        11/1/2013     438,750
Richard Zaremba                      30,000       12            4.70        9/16/2013     105,300
Kenneth Coviello                     30,000       12            4.70        9/16/2013     105,300
Daniel Voic                          15,000        2            4.70        9/16/2013      52,650
Bernhard Berger                      10,000        6            4.70        9/16/2013      35,100
Ronald Manna                          5,000        4            4.70        9/16/2013      17,550

(a) The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 2.5%-2.58%; no dividend yields; volatility factor of the expected market price of the Common Stock of 100%, and a weighted-average expected life of the options of five years.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

The following table contains information concerning the number and value, at June 30, 2004, of exercised options and unexercised options held by executive officers named in the Summary Compensation Table:

                                                                    NUMBER OF
                                                                    SECURITIES                 VALUE OF
                                                                    UNDERLYING                UNEXERCISED
                                                                    UNEXERCISED               IN-THE-MONEY
                                   SHARES                           OPTIONS AT                 OPTION AT
                                  ACQUIRED                       FISCAL YEAR END (#)       FISCAL YEAR END ($)
                                     ON            VALUE            EXERCISABLE/             EXERCISABLE/
            NAME                EXERCISE (#)    REALIZED ($)       UNEXERCISABLE             UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------
Michael A. McManus, Jr.                    --              --     912,500/62,500         1,660,375/180,625
Richard Zaremba                        15,000          72,504      78,000/54,000           150,419/105,453
Kenneth Coviello                        3,000           8,700      48,333/38,667            90,591/97,884
Daniel Voic                            24,090          67,347      23,410/15,500            24,344/39,873
Bernhard Berger                        19,998          48,628      10,001/15,001            25,834/37,802
Ronald Manna                               --              --       79,167/8,333           130,421/18,516

(1) Fair market value of underlying securities (the closing price of the Common Stock on the NASD Automated Quotation System) at June 30, 2004, minus the exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

Mr. Alliger was the Chairman of the Board and a corporate officer of the Company until 1996 when Mr. Alliger stepped down as Chairman and was no longer a corporate officer.

STOCK OPTIONS

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2004, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan")
covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2004, options to purchase 272,919 shares were outstanding at exercise prices ranging from $3.07 to $18.50 per share with a vesting period of immediate to two years under the 1996 Plan and options to acquire 255,000 shares were outstanding at exercise prices ranging from $.73 to $7.10 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2004, options to purchase 136,295 shares under the 1996 Plan have been exercised and 182,731 shares have been forfeited (of which options to purchase 141,945 shares have been reissued). At June 30, 2004, options to purchase 703,500 shares under the 1996 Directors Plan have been exercised and options to purchase 40,000 shares have been forfeited (of which none have been reissued).

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2004, options to purchase 440,877 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2004, options to purchase 21,348 shares under the 1998 Plan have been exercised and options to purchase 66,700 shares under the 1998 Plan have been forfeited (of which options to purchase 28,925 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2004, options to purchase 791,444 shares were outstanding under the 2001 Plan at exercise prices ranging from $4.66 to $6.07 per share with a vesting period of one to three years. At June 30, 2004, options to purchase 29,890 shares under the 2001 Plan have been exercised and options to purchase 59,062 shares under the 2001 Plan have been forfeited (of which no options have been reissued).

The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors or a committee thereof, depending on the Plan, and in accordance with Rule 4350(c) of the Qualitative Listing Requirements of the Nasdaq Stock Market. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as provided in the terms of each individual option agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of August 31, 2004, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each Director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

                                                          PERCENT
                                       COMMON STOCK          OF
NAME AND ADDRESS (1)                 BENEFICIALLY OWNED     CLASS
--------------------                 ------------------     -----

Michael A. McManus, Jr                    1,032,450 (2)      13.9
Gary Gelman                                 755,750 (3)      11.1
Howard Alliger                              579,608 (4)       8.5
Ronald Manna                                108,061 (5)       1.2
Richard Zaremba                              78,500 (6)       1.2
Kenneth Coviello                             48,333 (7)         *
Dan Voic                                     23,410 (8)         *
Bernard Berger                               10,001 (9)         *
T. Guy Minetti                               10,000(10)         *
Thomas F. O'Neill                             5,000(11)         *
All executive officers and
   Directors as a group
   (ten people)                           2,653,313(12)      32.8

----------
       *    Less than 1%

      (1) Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735.
      (2)   Includes  912,500  shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.
      (3)   Includes  65,000  shares  which Mr.  Gelman has the right to acquire upon exercise of stock options which are currently exercisable.
      (4)   Includes  115,000  shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.
      (5)   Includes 79,167 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.
      (6)   Includes  78,000  shares which Mr.  Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.
      (7)   Includes  48,333 shares which Mr.  Coviello has the right to acquire upon exercise of stock options which are currently exercisable.
      (8)   Includes  23,410 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.
      (9)   Represents  10,001  shares which Mr. Berger has the right to acquire upon exercise of stock options which are currently exercisable.
      (10)  Includes  5,000  shares  which Mr.  Minetti has the right to acquire upon exercise of stock options which are currently exercisable.
      (11)  Represents  5,000 shares which Mr.  O'Neill has the right to acquire upon exercise of stock options which are currently exercisable.
      (12)  Includes the shares indicated in notes (2), (3), (4), (5), (6), (7),
            (8), (9), (10) and (11).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:

Ernst & Young LLP billed the Company $190,045 and $148,225 in the aggregate for services rendered for the audit of the Company's 2004 and 2003 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2004 and 2003 fiscal years, respectively.

All Audit Related and Other Fees:

Ernst & Young LLP has billed the Company $15,000 and $29,800 in the aggregate for professional services rendered for all other services other than those covered in the section captioned "Audit Fees" for the Company's 2004 and 2003 fiscal years, respectively. These other services include (i) assistance with regulatory filings, (ii) audit of the Company's 401(k) plan, (iii) consultations on the effects of various accounting issues and changes in professional statements and (iv) income tax returns for Labcaire, the Company's U.K. subsidiary.

Tax Fees:

Ernst & Young LLP did not render any professional services for tax compliance, tax advice or tax planning for the Company's 2004 and 2003 fiscal years.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The response to this portion of Item 15 is submitted as a separate section of this report.

      2. Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts and Reserves.

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

         10(oo) 5.1% Secured Convertible Debenture, dated November 7, 2000, by Focus Surgery, Inc. payable to the Company. (9)

         10(pp) Asset Purchase Agreement by and between Perceptron, Inc. and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems.
                  (9)

         10(qq) First Amendment to Employment Agreement, dated October 13, 2000, by and between the Company and Michael A. McManus, Jr.
                  (9)

         10(ss) 6% Secured Convertible Debenture, dated July 31, 2001, by Focus Surgery, Inc. payable to the Company. (11)

         10(tt) Employment Agreement dated October 31, 2002 by and between the Company and Michael A. McManus, Jr. (12)

         14       Code of Ethics

         21       Subsidiaries of the Company.

         23.1     Consent of independent registered public accounting firm.

         31.1     Rule 13a-14(a)/15d-14(a) Certification.

         31.2     Rule 13a-14(a)/15d-14(a) Certification.

         32.1     Section 1350 Certification.

         32.2     Section 1350 Certification.

----------
      (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. No. 33-43585).
      (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year 1992.
      (3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1993.
      (4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1995.
      (5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1996.
      (6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1997.
      (7) Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.
      (8) Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).
      (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
      (10) Incorporated by reference from the Company's Annual Report on Form 10-K/A for the fiscal year 2001.
      (11) Incorporated by reference from the Company's Annual Report on Form 10-K/A for the fiscal year 2002.
      (12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year 2003.

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

Date: September 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                              Date
---------                          -----                              ----
/s/ Gary Gelman                    Chairman of the Board,             September 15, 2004
-----------------------------      Director
Gary Gelman

/s/ Michael A. McManus, Jr.        President, Chief Executive         September 15, 2004
----------------------------       Officer, and Director
Michael A. McManus, Jr.            (principal executive officer)

 /s/ Richard Zaremba               Vice President, Chief Financial    September 15, 2004
-----------------------------      Officer, Treasurer and Secretary
Richard Zaremba                    (principal financial and
                                   accounting officer)

 /s/ Howard Alliger                Director                           September 15, 2004
-------------------------------
Howard Alliger

/s/ T. Guy Minetti                 Director                           September 15, 2004
------------------------------
T. Guy Minetti

/s/ Thomas F. O'Neill              Director                           September 15, 2004
---------------------------
Thomas F. O'Neill

                                   Item 14(a)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         MISONIX, INC. and Subsidiaries

                            Year Ended June 30, 2004

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm...................... 44
Consolidated Balance Sheets--June 30, 2004 and 2003 ......................... 45
Consolidated Statements of Income--Years Ended
  June 30, 2004, 2003 and 2002............................................... 46
Consolidated Statements of Stockholders' Equity--Years Ended
  June 30, 2004, 2003 and 2002 .............................................. 47
Consolidated Statements of Cash Flows--Years Ended
  June 30, 2004, 2003 and 2002 .............................................. 48
Notes to Consolidated Financial Statements................................... 50

The  following  consolidated  financial  statement  schedule is included in Item
14(a).

Schedule II-Valuation and Qualifying Accounts and Reserves................... 79

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

            Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MISONIX, INC.

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 14(a) for the years ended June 30, 2004 and 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MISONIX, INC. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      /s/ Ernst & Young LLP

Melville, New York
August 23, 2004

                         Misonix, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                            JUNE 30,
                                                                                                 ----------------------------
ASSETS                                                                                               2004             2003
                                                                                                 ----------------------------
Current assets:
  Cash and cash equivalents                                                                      $  4,839,866    $  2,279,869
  Accounts receivable, less allowance for doubtful accounts of $457,016 and
    $644,157, respectively                                                                          7,601,693       7,844,399
  Inventories                                                                                      10,944,572       8,979,472
  Deferred income taxes                                                                               645,381         477,580
  Prepaid expenses and other current assets                                                         1,114,546         983,523
                                                                                                 ----------------------------
Total current assets                                                                               25,146,058      20,564,843

Property, plant and equipment, net                                                                  3,892,920       3,574,207
Deferred income taxes                                                                                 412,201         862,690
Goodwill                                                                                            4,473,713       4,473,713
Other assets                                                                                          316,220         319,136
                                                                                                 ----------------------------
Total assets                                                                                     $ 34,241,112    $ 29,794,589
                                                                                                 ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                                    $  1,373,681    $    704,669
  Accounts payable                                                                                  4,507,476       3,563,208
  Accrued expenses and other current liabilities                                                    1,857,097       2,002,154
  Income taxes payable                                                                                107,282          47,453
  Current maturities of long-term debt and capital lease obligations                                  302,932         279,554
                                                                                                 ----------------------------
Total current liabilities                                                                           8,148,468       6,597,038

Long-term debt and capital lease obligations                                                        1,264,480       1,235,362

Deferred income                                                                                       769,033         356,076
Minority interest                                                                                     315,955         263,450

Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock, $.01 par value--shares authorized 10,000,000; 6,816,253 and 6,733,665 issued,
    and 6,738,453 and 6,655,865 outstanding, respectively                                              68,163          67,337
  Additional paid-in capital                                                                       23,116,602      22,712,511
  Retained earnings (deficit)                                                                         665,461      (1,053,484)
  Treasury stock, 77,800 shares                                                                      (412,424)       (412,424)
  Accumulated other comprehensive income                                                              305,374          28,723
                                                                                                 ----------------------------
Total stockholders' equity                                                                         23,743,176      21,342,663
                                                                                                 ----------------------------

Total liabilities and stockholders' equity                                                       $ 34,241,112    $ 29,794,589
                                                                                                 ============================

See Accompanying Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                                   YEAR ENDED JUNE 30,
                                                                         2004              2003          2002
                                                                      --------------------------------------------
Net sales                                                             $ 39,059,066    $ 34,858,751    $ 29,590,453

Cost of goods sold                                                      22,542,463      20,354,558      17,931,874
                                                                      --------------------------------------------
Gross profit                                                            16,516,603      14,504,193      11,658,579

Operating expenses:
   Selling expenses                                                      4,662,006       4,132,077       4,502,173
   General and administrative expenses                                   7,633,930       7,023,088       6,469,704
   Research and development expenses                                     2,437,752       2,109,312       2,103,701
   Litigation (recovery)  settlement expenses                                   --        (344,435)     (1,912,959)
                                                                      --------------------------------------------
Total operating expenses                                                14,733,688      12,920,042      11,162,619
                                                                      --------------------------------------------
Income from operations                                                   1,782,915       1,584,151         495,960

Other income (expense):
   Interest income                                                          49,119          66,202         273,750
   Interest expense                                                       (164,985)       (166,971)       (133,438)
   Option/license fees                                                      25,893          24,312          24,312
   Royalty income, net of royalty expense of $82,362 in 2004             1,319,558         663,714         823,642
   Loss on impairment of Focus Surgery, Inc.                                    --         (13,725)       (410,700)
   Loss on impairment of Hearing Innovations, Inc.                        (198,800)       (298,232)       (542,197)
   Foreign currency exchange gain                                           26,406          17,401          11,948
                                                                      --------------------------------------------
Total other income                                                       1,057,191         292,701          47,317
                                                                      --------------------------------------------
Income before minority interest and income taxes                         2,840,106       1,876,852         543,277

Minority interest in net income (loss) of consolidated subsidiaries         52,505          23,485         (17,565)
                                                                      --------------------------------------------

Income before provision for income taxes                                 2,787,601       1,853,367         560,842

Income tax provision                                                     1,068,656         885,792         384,181
                                                                      --------------------------------------------

Net income                                                            $  1,718,945    $    967,575    $    176,661
                                                                      ============================================

Net income per share - Basic                                          $        .26    $        .15    $        .03
                                                                      ============================================

Net income per share - Diluted                                        $        .25    $        .15    $        .03
                                                                      ============================================

Weighted average common shares outstanding -Basic                        6,667,615       6,478,138       6,077,546
                                                                      ============================================

Weighted average common shares outstanding - Diluted                     6,849,845       6,623,743       6,648,761
                                                                      ============================================

See Accompanying Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                    Years Ended June 30, 2004, 2003 and 2002

                               COMMON STOCK
                               $.01 PAR VALUE        TREASURY STOCK                                    ACCUMULATED
                             -------------------   --------------------    ADDITIONAL    RETAINED         TOTAL         TOTAL
                             NUMBER                NUMBER                   PAID-IN      EARNINGS     COMPREHENSIVE  STOCKHOLDERS'
                            OF SHARES   AMOUNT     OF SHARES    AMOUNT      CAPITAL      (DEFICIT)    (LOSS) INCOME    EQUITY
                            ------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001       6,121,915   $61,219   (66,800)   $(358,237)   $21,924,987   $(2,197,720)   $(323,431)   $ 19,106,818
Net income                          --        --        --           --             --       176,661           --         176,661
Foreign currency
   translation
   Adjustment                       --        --        --           --             --            --       59,499          59,499
                                                                                                                     ------------
Comprehensive income                --        --        --           --             --            --           --         236,160
                                                                                                                     ------------
Exercise of employee
   options                      58,250       583        --           --        389,004            --           --         389,587
Purchase of treasury stock          --        --    (7,500)     (43,737)            --            --           --         (43,737)
                             ----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002       6,180,165   $61,802   (74,300)   $(401,974)   $22,313,991   $(2,021,059)   $(263,932)   $ 19,688,828
Net income                         --        --        --           --             --       967,575           --         967,575
Foreign currency
   translation
   Adjustment                       --        --        --           --             --            --      292,655         292,655
                                                                                                                     ------------
Comprehensive income                --        --        --           --             --            --           --       1,260,230
                                                                                                                     ------------
Exercise of employee
   options                     553,500     5,535        --           --        398,520            --           --         404,055
Purchase of treasury stock          --        --    (3,500)     (10,450)            --            --           --         (10,450)
                             ----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003       6,733,665   $67,337   (77,800)   $(412,424)   $22,712,511   $(1,053,484)   $  28,723    $ 21,342,663
Net income                         --        --        --           --             --     1,718,945           --       1,718,945
Foreign currency
   translation
   Adjustment                       --        --        --           --             --            --      276,651         276,651
                                                                                                                     ------------
Comprehensive income                --        --        --           --             --            --           --       1,995,596
                                                                                                                     ------------
Exercise of employee
   options                      82,588       826        --           --        404,091            --           --         404,917
                             ----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004       6,816,253   $68,163   (77,800)   $(412,424)   $23,116,602   $   665,461    $ 305,374    $ 23,743,176
                             ====================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                           YEAR ENDED JUNE 30,
                                                                 2004             2003            2002
                                                               -----------------------------------------
OPERATING ACTIVITIES
Net income                                                     $ 1,718,945    $   967,575    $   176,661
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Bad debt (recovery) expense                                  (112,420)       409,952         97,210
     Litigation recovery expense                                        --       (344,435)    (1,912,959)
     Deferred income tax expense                                   282,688        805,694      2,003,343
     Depreciation and amortization                                 732,755        689,605        599,342
     Loss on disposal of equipment                                 123,955        121,384         59,280
     Deferred income (loss)                                        412,957        (94,997)      (118,770)
     Foreign currency exchange gain                                (26,406)       (17,401)       (11,948)
     Minority interest in net income (loss) of subsidiaries         52,505         23,485        (17,565)
     Loss on impairment of Focus Surgery, Inc.                          --         13,725        410,700
     Loss on impairment of Hearing Innovations, Inc.               198,800        298,232        542,197
     Income tax benefit on exercise of stock options                    --       (648,578)            --
     Changes in operating assets and liabilities:
        Accounts receivable                                        496,662     (1,143,004)       144,259
        Inventories                                             (1,654,520)    (1,264,020)       929,865
        Prepaid income taxes                                        44,204      1,869,336     (1,391,978)
        Prepaid expenses and other current assets                  (51,798)      (361,374)        (1,047)
        Other assets                                               (40,136)       114,574       (290,020)
        Accounts payable and accrued expenses                      444,565        901,280       (531,313)
        Litigation settlement liabilities                               --       (174,332)    (3,928,960)
        Income taxes payable                                         8,038        136,791       (512,602)
                                                               -----------------------------------------
Net cash provided by (used in) operating activities              2,630,794      2,303,492     (3,754,305)
                                                               -----------------------------------------
INVESTING ACTIVITIES
Acquisition of property, plant and equipment                      (534,371)      (535,420)      (293,924)
Redemption of investments held to maturity                              --             --      2,015,468
Purchase of Labcaire stock                                              --       (232,394)       (99,531)
Cash paid for acquisition of Fibra Sonics, Inc., net of cash
   Acquired                                                             --             --        (17,985)
Purchase of convertible debentures - Focus Surgery, Inc.                --             --       (300,000)
Loans to Focus Surgery, Inc.                                            --             --        (60,000)
Loans to Hearing Innovations, Inc., net                           (198,800)      (274,991)      (473,909)
Cash acquired from consolidation of variable interest entity           236             --             --
                                                               -----------------------------------------
Net cash (used in) provided by investing activities               (732,935)    (1,042,805)       770,119
                                                               -----------------------------------------

                        (continued on next page)

                         Misonix, Inc. and Subsidiaries

                                                                           YEAR ENDED JUNE 30,
                                                                 2004             2003            2002
                                                               -----------------------------------------
FINANCING ACTIVITIES
Proceeds from short-term borrowings                            $ 1,243,226    $   407,964    $   293,963
Payments of short-term borrowings                                 (627,479)      (534,695)      (127,919)
Principal payments on capital lease obligations                   (349,054)      (298,697)      (205,353)
Proceeds of long-term debt                                              --         12,901             --
Payment of long-term debt                                          (55,481)       (43,132)       (58,636)
Proceeds from exercise of stock options                            404,917        404,055        389,587
Purchase of treasury stock                                              --        (10,450)       (43,737)
                                                               -----------------------------------------
Net cash provided by (used in)  financing activities               616,129        (62,054)       247,905
                                                               -----------------------------------------

Effect of exchange rate changes on assets and liabilities           46,009         15,771         27,173
                                                               -----------------------------------------
Net increase (decrease) in cash and cash equivalents             2,559,997      1,214,404     (2,709,108)
Cash and cash equivalents at beginning of year                   2,279,869      1,065,465      3,774,573
                                                               -----------------------------------------
Cash and cash equivalents at end of year                       $ 4,839,866    $ 2,279,869    $ 1,065,465
                                                               =========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                       $   164,985    $   166,971    $   133,438
                                                               =========================================
Income taxes                                                   $   539,185    $(1,785,349)   $   390,813
                                                               =========================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
                                                               =========================================
Capital lease additions                                        $   321,440    $   363,800    $   296,591
                                                               =========================================

See Accompanying Notes to Consolidated Financial Statements.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

1. BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of MISONIX, INC. ("Misonix" or the "Company") include the accounts of Misonix, its 100% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), its 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. ("Sonora"), and its 100% owned subsidiary, Misonix, Ltd. As of March 31, 2004, the Company consolidates Hearing Innovations, Inc. ("Hearing Innovations") in accordance with FIN 46, Variable Interest Entities, as the Company determined it was a variable interest (See Note 2). Prior to March 31, 2004, the Company reported its investment in Hearing Innovations using the equity method of accounting. The Company's investment in Focus Surgery, Inc. ("Focus") (See Note 2) is reported using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

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

Labcaire, which began operations in February 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales, net income and total assets related to Labcaire as of and for the years ended June 30, 2004, 2003 and 2002 were approximately $10,530,000, $160,000 and $9,414,000, respectively; $9,950,000, $305,000 and $8,053,000, respectively; and $8,814,000, $609,000 and
$6,900,000, respectively.

The following is an analysis of assets related to Labcaire:

                                    JUNE 30,
                        2004          2003         2002
                      ------------------------------------
Current assets        $6,505,000   $5,421,000   $4,614,000
Long - lived assets    2,909,000    2,632,000    2,286,000
                      ------------------------------------
Total assets          $9,414,000   $8,053,000   $6,900,000
                      ====================================

Sonora, which was acquired in November 1999 and is located in Longmont, Colorado, is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Net sales, net income and total assets related to Sonora as of and for the years ended June 30, 2004, 2003 and 2002 were approximately $9,126,000, $574,000 and $5,376,000, respectively; $8,615,000, $877,000 and $5,181,000, respectively; and $6,002,000, $100,000 and $3,686,000, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

Hearing Innovations is located in Farmingdale, New York. Net sales, net income and total assets related to Hearing Innovations as of and for the three months ended June 30, 2004 were approximately $4,000, $1,000 and $100,000, respectively.

Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company. It is presently dormant.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2004 and 2003.

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

MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. Included in sales of medical devices, sales to one customer (United States Surgical Corporation ("USS")) in 2004, 2003 and 2002 were approximately $7,198,000, $6,205,000 and
$4,060,000, respectively. Total royalties from sales of this device were approximately $1,402,000, $664,000 and $824,000 during the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Accounts receivable from this customer were approximately $1,555,000 and $1,712,000 at June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, the Company's accounts receivable with customers outside the United States were approximately $3,301,000 and $2,477,000, respectively, of which $2,345,000 and $2,129,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations.

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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

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

LONG-LIVED ASSETS

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2004.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of the common stock of Labcaire, 90% of the common stock of Sonora and the acquisitions of Fibra Sonics, Inc. ("Fibra Sonics"), Sonic Technologies Laboratory Services ("Sonic Technologies") and CraMar Technologies, Inc. ("CraMar").

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 ("SFAS 141") and 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. In addition, the Company also completed its annual goodwill impairment tests for fiscal 2004 and 2003 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

OTHER ASSETS

The cost of acquiring or processing patents, trademarks, and other intellectual properties is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER SHARE

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

                                            2004       2003        2002
                                         ---------   ---------   ---------
Weighted average common shares
   outstanding                           6,667,615   6,478,138   6,077,546

Dilutive effect of stock options           182,230     145,605    571,215
                                         ---------   ---------   ---------
Diluted weighted average common shares
   outstanding                           6,849,845   6,623,743   6,648,761
                                         =========   =========   =========

Employee stock options covering 25,000, 1,375,161 and 413,325 shares, respectively, for the years ended June 30, 2004, 2003 and 2002 were not included in the diluted net income per share calculation because their effect would have been anti-dilutive.

COMPREHENSIVE INCOME

The components of the Company's comprehensive income are net income and foreign currency translation adjustments. The foreign currency translation adjustments included in comprehensive income has not been tax effected as investments in foreign affiliates are deemed to be permanent. Total comprehensive income was $1,995,596 and $1,260,230 for the years ended June 30, 2004 and 2003, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

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

ADVERTISING EXPENSE

The cost of advertising is expensed as of the first showing. The Company incurred approximately $474,000, $441,000 and $412,000 in advertising costs during fiscal 2004, 2003 and 2002, respectively.

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

SHIPPING AND HANDLING COSTS

The Company includes all shipping and handling income and expenses incurred as a component of selling expenses. Shipping and handling income for the years ended June 30, 2004, 2003 and 2002 was approximately $412,000, $228,000 and $214,000, respectively. Shipping and handling expenses for the years ended June 30, 2004, 2003 and 2002 were approximately $555,000, $356,000 and $456,000, respectively.

STOCK-BASED COMPENSATION

The  Company   accounts  for   stock-based   employee  and  outside   directors'
compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

                                       2004              2003             2002
                                   -----------------------------------------------
Net income (loss)-  As reported:   $   1,718,945    $     967,575    $     176,661
Stock based compensation
   determined under SFAS 123            (635,024)        (369,601)        (650,141)
                                   -----------------------------------------------
Net income (loss)-  Pro forma:     $   1,083,921    $     597,974         (473,480)
Net income (loss) per share -
   Basic:
   As reported                     $         .26    $         .15              .03
   Pro forma                       $         .16    $         .09             (.08)
Net income (loss) per share -
   Diluted:
   As reported                     $         .25    $         .15              .03
   Pro forma                       $         .16    $         .09             (.08)

The weighted average fair value at date of grant for options granted during the years ended June 30, 2004, 2003 and 2002 was $3.56, $2.64 and $3.02 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

                                              2004                2003             2002
                                         --------------      --------------    -------------
Risk-free interest rates                  2.50% - 2.58%       2.58% - 3.08%        3.86%
Expected option life in years                   5                   5                5
Expected stock price volatility               100%                 59%              53%
Expected dividend yield                        -0-                 -0-              -0-

RECENT ACCOUNTING PRONOUNCEMENTS

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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

In connection with the adoption of FIN 46 during the third quarter of fiscal 2004, the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a variable interest entity and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company's consolidated results of operations or financial condition. Prior periods were not restated. For additional information on Hearing Innovations see Note 2 of the consolidated financial statements.

On December 17, 2003 the Staff of the Securities and Exchange Commission issued SAB No. 104, "Revenue Recognition" ("SAB 104"), which superceded SAB No. 101,
"Revenue Recognition in Financial Statements"("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". SAB 104 did not have a material impact on our results of operations or financial position.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

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

In June 1996, the Labcaire Agreement was amended and each of the four directors agreed to sell one-seventh of his total holdings of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. Under the Labcaire Agreement, the Company was required to repurchase such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year, which amount is being treated as goodwill. Total goodwill associated with Labcaire is $1,214,808 of which $1,063,294 remains at June 30, 2004. The Company now owns 100% of Labcaire.

FIBRA SONICS, INC.

On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, a Chicago-based, privately-held producer and marketer of ultrasonic medical devices for approximately $1,900,000. Subsequent to the acquisition, the Company relocated the assets of Fibra Sonics to the Company's Farmingdale facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities were initially recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($1,723,208 plus acquisition costs of $144,696, which includes a broker fee of $100,716) over the fair value of net assets acquired was $1,814,025 and is being treated as goodwill. In fiscal year 2002, the Company re-evaluated fixed assets acquired from Fibra Sonics and reclassified approximately $54,000 from property, plant and equipment to goodwill.

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

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

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

HEARING INNOVATIONS, INC.

On October 18, 1999, the Company and Hearing Innovations completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock with exercise prices ranging from $1.25 to $2.25 per share were also part of this agreement. These warrants, which are deemed nominal in value, expire in October 2005. Upon exercise of the warrants, the Company has the right to manufacture Hearing Innovations' ultrasonic products and also has the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $579,069. The net carrying value of the investment at June 30, 2004 and 2003 is $0.

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then-outstanding loans aggregating $192,000 (with accrued interest) was exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the "Hearing Debenture"). The Hearing Debenture contains, in the aggregate, warrants to acquire 250,000 shares of Hearing Innovations common stock, at the option of the Company, for a purchase price of $2.25 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Hearing Debenture is convertible at the option of the Company at any time into shares of common stock of Hearing Innovations at a conversion price of $2.25 per share. Interest accrues and is payable at maturity, or is convertible on the same terms as the Hearing
Debenture's principal amount. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Company believes the Hearing Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement. At June 30, 2004, the Hearing Debenture is in default.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $397,678 due May 30, 2002. The maturity date was extended to November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 1,045,664 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $2.00 to $2.25 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Company believes the loans are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. At June 30, 2004, the above loans are in default.

During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due
November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 548,329 shares of Hearing Innovations common stock, at the option of the Company, at a cost that ranges from $.01 to $2.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance due in fiscal 2002. The related expense has been included in loss on impairment of loans in the accompanying consolidated statement of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. At June 30, 2004, the above loans are in default.

During fiscal 2003, the Company entered into sixteen loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $274,991 due November 30, 2003. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain, in the aggregate, warrants to acquire 274,991 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.10 to $1.00 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against the entire balance of $274,991 for the above loans as well as accrued interest of $23,241 during fiscal 2003. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statement of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements. In November 2002, the Company signed a management agreement with Hearing Innovations whereby the Company earns $17,000 per month for those services. These amounts have been fully reserved by the Company, as the collectibility of these amounts is uncertain. At June 30, 2004, the above loans are in default.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

During fiscal 2004, the Company entered into eight loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of
$199,255, of which $455 was in the fourth quarter and was eliminated in consolidation. Two of these notes aggregating $23,000 were due November 30, 2003 and are currently in default due to non-payment. The remaining six notes aggregating $176,255 were due June 30, 2004 and are in default due to non-payment. All notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire 199,255 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in October 2005. The Company recorded an allowance against amounts loaned prior to April 1, 2004, which totaled $198,800. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believes the loans and related interest are impaired since the Company does not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements and Hearing Innovations has no predictable cash flows from its product revenue.

The Company previously made the decision not to continue funding Hearing Innovations' operations, however, during fiscal 2004, the Company loaned Hearing Innovations $199,255 to enable Hearing Innovations to reduce a substantial portion of its long-term debt to certain third parties. The Company continues to believe that Hearing Innovations' technology could provide a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved and currently have a zero basis.

If the Company were to exercise all warrants associated with the above loans, exercise the warrants associated with the Hearing Debenture and the original investment and include the original investment ownership, the Company would hold an interest in Hearing Innovations of approximately 46%.

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

The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, Hearing Innovations suspended operations in April 2004. See Note 15.

Summarized unaudited financial information of Hearing Innovations as of and for the year ended December 31, 2003 and 2002 are as follows:

Condensed Statement of Operations Information

                                                       2003 *        2002
                                                     ---------    ---------
            Sales                                    $  24,436    $  36,913
            Gross profit                                 6,581       20,435
            Net loss                                  (532,762)    (986,380)

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

Condensed Balance Sheet Information

                                                        2003         2002
                                                     ---------    ---------
            Current assets                         $    85,894    $  42,007
            Non-current assets                          60,539       66,302
            Current liabilities                      3,955,496    3,036,485
            Non-current liabilities                         --      348,125
            Preferred stock                            295,700      295,700
            Common stockholders' deficit            (4,104,763)  (3,572,001)

    * As noted above, the Company consolidated Hearing Innovations in its balance sheet as of March 31, 2004.

FOCUS SURGERY, INC.

On May 3, 1999, the Company invested $3,050,000 to obtain an approximately 20% equity interest in Focus, a privately-held technology company and representation on its Board of Directors. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for the breast, liver, and kidney for both benign and cancerous tumors. The Company's portion of the net losses of Focus were recorded since the date of acquisition. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2004 and 2003 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus' losses since 2001 before the Company can record income from Focus. Focus' unaudited net income in fiscal year 2004 was $150,810. The Company will start to record its share of Focus' income when Focus' income is greater than the losses from fiscal year 2002 and 2003, which total $1,847,694.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the "5.1% Focus Debenture"). The 5.1% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity or is convertible on the same terms as the 5.1% Focus Debenture's principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The 5.1% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 5.1% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "6% Focus Debenture"). The 6% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion price of $1,200 per share, if the 6% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture's principal amount. The 6% Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The 6% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 6% Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

On July 31, 2001, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the "Focus Debenture"). The Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after the due date for two years at a conversion price of $1,200 per share. The Focus Debenture also contains warrants, deemed nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture's principal amount. The Focus Debenture is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the Focus Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contain warrants, which are deemed nominal in value, to acquire additional shares. The loan is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance at June 30, 2004 and 2003. The related expense has been included in loss on impairment of loans in the accompanying consolidated statement of income. The loan is currently in default and the Company is negotiating an extended due date. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

In May 2004, the Company's ownership was reduced to 13% due to additional preferred stock issued by Focus.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture, and exercise all warrants, the Company would hold an interest in Focus of approximately 18%.

The Company has subcontracted Focus to perform research and development activities for which the Company paid $155,000, $100,000 and $0 to Focus in fiscal 2004, 2003 and 2002, respectively, which is recorded as research and development expenses in the accompanying statement of operations. During fiscal 2004, Focus entered into an exclusive agreement with the Company to distribute the Sonoblate 500 in the European market. The Company has purchased approximately $199,000 of product from Focus during fiscal 2004. No purchases were made in fiscal 2003 and 2002. Total sales to Focus were approximately $1,151,000, $379,000 and $352,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Trade accounts receivable due from Focus at June 30, 2004 and 2003 were approximately $448,000 and $642,000, respectively. No amounts were due to Focus at June 30, 2004 and 2003.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

Summarized unaudited financial information of Focus as of and for the year ended June 30, 2004 and 2003 are as follows:

Condensed Statement of Operations Information

                                         2004         2003
                                     -----------   -----------
            Sales                    $ 3,357,985   $ 2,343,296
            Gross profit               2,206,716     1,807,221
            Net income (loss)            150,810      (591,156)

Condensed Balance Sheet Information

                                         2004         2003
                                     -----------    ----------
            Current assets           $   859,727    $   509,493
            Non-current assets           464,961        586,645
            Current liabilities        1,124,684      1,719,380
            Non-current liabilities    3,651,555      2,923,990
            Preferred stock            4,068,707      4,038,707
            Common stockholders'
               deficit                (7,520,258)    (7,671,068)

3. INVENTORIES

Inventories are summarized as follows:

                                              JUNE 30,
                                         2004          2003
                                     -----------   -----------
            Raw materials            $ 4,397,472   $ 4,230,870
            Work-in-process            1,733,577     1,112,453
            Finished goods             4,813,523     3,636,149
                                     -----------   -----------
                                     $10,944,572   $ 8,979,472
                                     ===========   ===========

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                              JUNE 30,
                                          2004         2003
                                       ----------   ----------
            Buildings                  $1,982,896   $1,808,195
            Machinery and equipment     3,145,102    2,705,972
            Furniture and fixtures        937,315      848,258
            Automobiles                 1,005,244      765,951
            Leasehold improvements        339,191      263,131
                                       ----------   ----------
                                        7,409,748    6,391,507
            Less: accumulated
               depreciation and
               amortization             3,516,828    2,817,300
                                       ----------   ----------
                                       $3,892,920   $3,574,207
                                       ==========   ==========

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

Included in machinery and equipment and furniture and fixtures at June 30, 2004 and 2003 are approximately $117,000 and $258,000, respectively, of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $50,000 and $75,000, respectively. Also, included in automobiles are approximately $676,000 and $630,000, respectively, under capital leases with accumulated amortization of approximately $194,000 and $181,000, respectively. The Company leased approximately $321,000, $364,000 and $254,000 of automobiles and equipment under capital lease arrangements during the years ended June 30, 2004, 2003 and 2002, respectively.

Depreciation and amortization of property, plant and equipment amounted to $699,811, $663,057 and $590,397 for the years ended June 30, 2004, 2003 and
2002, respectively.

5. REVOLVING CREDIT FACILITIES

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,710,000 ((pound)950,000) and bears interest at the bank's base rate (5.25% and 4.00% at June 30, 2004 and 2003, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires on September 30, 2004 and covers all United Kingdom and European sales. During the year ended June 30, 2004 Labcaire borrowed $1,243,226 and made payments of $627,479 under the debt purchase agreement. At June 30, 2004 and 2003, the balance outstanding under this debt purchase agreement was $1,373,681 and $704,669, respectively, and Labcaire was in compliance with all financial covenants.

The Company secured a $5,000,000 revolving credit facility with Fleet Bank on January 18, 2002 to support future working capital needs. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. This facility contains certain financial covenants, including requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than 2 to 1; that the Company maintain a working capital ratio of not less than
1.5 to 1; and that the Company maintain a tangible net worth of $14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On June 30, 2004, the Company had $5,000,000 available on its line of credit. The Company is in compliance with all such covenants.

6. DEBT

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house its operations. The purchase price was approximately $2,100,000 and was partially financed with a mortgage loan of $1,283,256. On July 1, 2002, Labcaire transferred its mortgage loan on their facility to Lloyds TSB from HSBC Bank plc. The property loan of (pound)670,000 is repayable over 180 months with interest at base rate (4.50% at June 30, 2004) plus 1.75% and is collateralized by a security interest in certain assets of Labcaire. As of June 30, 2004 and 2003, $1,110,609 and $1,064,879 were outstanding on this loan, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

At June 30, 2004, future principal maturities of long-term debt are as follows:

              2005                           62,172
              2006                           63,985
              2007                           65,254
              2008                           67,247
              2009                           69,060
              Thereafter                    782,891
                                       -------------
                                       $  1,110,609
                                       =============

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accrued expenses and other current liabilities:

                                                                JUNE 30,
                                                            2004         2003
                                                         ----------   ----------
      Accrued payroll and vacation                       $  296,628   $  283,339
      Accrued sales tax                                     155,180      208,005
      Accrued commissions and bonuses                       387,078      212,585
      Customer deposits and current deferred contracts      808,414    1,116,869
      Accrued professional and legal fees                   176,426      132,766
      Other                                                  33,371       48,590
                                                         ----------   ----------
                                                         $1,857,097   $2,002,154
                                                         ==========   ==========

8.  LEASES

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2009. The principal leases for office space provide for a monthly rental amount of approximately $63,500. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2008.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2004:

                                              Capital        Operating
                                              Leases           Leases
                                            -----------    -----------
2005                                        $   268,993     $  663,367
2006                                            179,450         63,993
2007                                             62,330         59,137
2008                                             16,560         32,613
2009                                                  -         16,691
                                            -----------    -----------
Total minimum lease payments                    527,333     $  835,801
                                                           ===========
Amounts representing interest                   (70,530)
                                            -----------

Present value of net minimum lease payments
(including current portion of $240,760)     $   456,803
                                            ===========

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $788,000, $749,000 and $714,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

9. STOCK BASED COMPENSATION PLANS

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of the Company's common stock, $.01 par value ("Common Stock"). Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive stock options. The 1991 Plan provides for the granting of, at the discretion of the Board of Directors, options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") to certain employees and options not intended to so qualify ("Nonqualified Stock Options") to employees, consultants and directors. At June 30, 2004, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period ranging from immediate to two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2004, options to purchase 272,919 shares were outstanding at exercise prices ranging from $3.07 to $18.50 with a vesting period of immediate to two years under the 1996 Plan and options to acquire 255,000 shares were outstanding at exercise prices ranging from $.73 to $7.10 per share with a vesting period of immediate to two years under the 1996 Directors Plan. At June 30, 2004, options to purchase 136,295 shares under the 1996 Plan have been exercised and options to purchase 182,731 shares have been forfeited (of which options to purchase 141,945 shares have been reissued). At June 30, 2004, options to purchase 703,500 shares under the 1996 Directors Plan have been exercised and options to purchase 40,000 shares have been forfeited (of which none have been reissued).

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2004, options to purchase 440,877 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2004, options to purchase 21,348 shares under the 1998 Plan have been exercised and options to purchase 66,700 shares under the 1998 Plan have been forfeited (of which options to purchase 28,925 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2004, options to purchase 791,444 shares were outstanding under the 2001 Plan at an exercise prices ranging from $4.66 to $6.07 per share with a vesting period of one to three years. At June 30, 2004, options to purchase 29,890 shares under the 2001 Plan have been exercised and options to purchase 59,062 shares under the 2001 Plan have been forfeited (of which no options have been reissued).

The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors or a committee thereof, depending on the Plan, and in accordance with Rule 4350(c) of the Qualitative Listing Requirements of the Nasdaq Stock Market. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as provided in the terms of each individual option agreement.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

The following table summarizes information about stock options outstanding at June 30, 2004, 2003 and 2002:

                                                OPTIONS
                                ----------------------------------
                                                      WEIGHTED AVG.
                                     SHARES          EXERCISE PRICE
                                ----------------------------------
            June 30, 2001           1,704,104           $     3.23
            Granted                   309,404                 6.07
            Exercised                 (58,250)                6.69
            Forfeited                 (21,045)                6.25
                                ----------------------------------
            June 30, 2002           1,934,213           $     6.64
            Granted                   353,000                 4.94
            Exercised                (553,500)                 .73
            Forfeited                (124,202)                5.57
                                ----------------------------------

            June 30, 2003           1,609,511           $     5.65
            Granted                   295,000                 4.73
            Exercised                 (82,588)                4.90
            Forfeited                 (31,683)                5.91
                                ----------------------------------

            June 30, 2004           1,790,240           $     5.53
                                ==================================

The following table summarizes information about stock options outstanding at June 30, 2004:

                                   Options Outstanding                 Options Exercisable
                          --------------------------------------       -------------------
                                           Weighted  Average                      Weighted
                                           -----------------                       Average
   Range  of                         Contractual        Exercise                  Exercise
Exercise Price            Number      Life (Yrs)         Price         Number       Price
-------------------------------------------------------------------------------------------
$    .73                      75,000       3             $  .73        75,000      $  .73
$   3.07 -  4.99             435,500       9             $ 4.22       224,667      $ 3.85
$   5.06 -  7.57           1,254,740       6             $ 6.08     1,162,295      $ 6.13
$  12.33 - 18.50              25,000       3             $14.80        25,000      $14.80
                        -------------------------------------------------------------------
                           1,790,240       7             $ 5.53     1,486,962      $ 5.66
                        ===================================================================

As of June 30, 2004 and 2003, 1,790,240 and 1,609,511 shares are reserved for issuance under outstanding options and 423,727 and 704,294 shares are reserved for the granting of additional options, respectively. All outstanding options expire between July 2006 and January 2014 and vest immediately or over periods of up to three years.

During fiscal year 2003, the Company repurchased shares of its Common Stock in the open market. During fiscal year 2003, the Company had purchased 3,500 shares at an average price of $2.99 per share for an aggregate amount of $10,450. At June 30, 2003, the Company had purchased a total of 77,800 shares at an average price of $5.30 per share for an aggregate amount of $412,424.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is a defendant in claims and lawsuits arising in the ordinary course of business. The Company believes that it has meritorious defenses to such claims and lawsuits and is vigorously contesting them. Although the outcome of litigation cannot be predicted with certainty, the Company believes that these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

EMPLOYMENT AGREEMENT

In October 2003, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2004 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company provided automobile. The agreement also provides for an annual bonus based on the Company's pre-tax operating earnings, based on a calendar year, with a minimum guaranteed bonus of $250,000. In 2003, Mr. McManus received a bonus of $250,000, which was paid in December. In 2002, Mr. McManus elected to receive a bonus of $100,000, which was paid in December. Mr. McManus elected to receive a reduced bonus for such year due to the Company's results. Mr. McManus receives additional benefits that are generally provided to other employees of the Company.

11. BUSINESS SEGMENTS

The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the years ended June 30, 2004, 2003 and 2002 are as follows:

For the year ended June 30, 2004:

                                                                          (a)
                                 MEDICAL        LABORATORY AND       CORPORATE AND
                                 DEVICES      SCIENTIFIC PRODUCTS     UNALLOCATED      TOTAL
                               -------------------------------------------------------------------
Net sales                      $21,350,846        $17,708,220        $        --    $39,059,066
Cost of goods sold              11,879,237         10,663,226                 --     22,542,463
                               -----------        -----------                       -----------
Gross profit                     9,471,609          7,044,994                 --     16,516,603
Selling expenses                 2,150,482          2,511,524                 --      4,662,006
Research and development         1,580,909            856,843                 --      2,437,752
                               -----------        -----------                       -----------
Total operating expenses         3,731,391          3,368,367          7,633,930     14,733,688
                               -----------        -----------        -----------    -----------
Income from operations         $ 5,740,218        $ 3,676,627        $(7,633,930)   $ 1,782,915
                               ===========        ===========        ===========    ===========

      (a) Amount represents general and administrative expenses

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

For the year ended June 30, 2003:

                                                                             (a)
                                    MEDICAL       LABORATORY AND        CORPORATE AND
                                     DEVICES    SCIENTIFIC PRODUCTS      UNALLOCATED       TOTAL
                                  -----------------------------------------------------------------
Net sales                         $17,504,978      $17,353,773          $        --     $34,858,751

Cost of goods sold                  9,725,617       10,628,941                   --      20,354,558
                                  -----------      -----------          -----------     -----------
Gross profit                        7,779,361        6,724,832                   --      14,504,193
Selling expenses                    1,406,543        2,725,534                   --       4,132,077
Research and development            1,400,336          708,976                   --       2,109,312
                                  -----------      -----------          -----------     -----------
Total operating expenses            2,806,879        3,434,510            6,678,653      12,920,042
                                  -----------      -----------          -----------     -----------
Income from operations            $ 4,972,482      $ 3,290,322          $(6,678,653)    $ 1,584,151
                                  ===========      ===========          ===========     ===========

      (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

For the year ended June 30, 2002:

                                                                            (a)
                                    MEDICAL        LABORATORY AND       CORPORATE AND
                                     DEVICES     SCIENTIFIC PRODUCTS     UNALLOCATED        TOTAL
                                  ----------------------------------------------------------------------
Net sales                         $11,695,761       $17,894,692          $        --      $29,590,453
Cost of goods sold                  7,233,535        10,698,339                   --       17,931,874
                                  -----------       -----------          -----------      -----------
Gross profit                        4,462,226         7,196,353                   --       11,658,579
Selling expenses                    1,218,583         3,283,590                   --        4,502,173
Research and development            1,554,438           549,263                   --        2,103,701
                                  -----------       -----------          -----------      -----------
Total operating expenses            2,773,021         3,832,853            4,556,745       11,162,619
                                  -----------       -----------          -----------      -----------
Income from operations            $ 1,689,205       $ 3,363,500          $(4,556,745)     $   495,960
                                  ===========       ===========          ===========      ===========

      (a) Amount represents general and administrative and litigation settlement (recovery) expenses.

There are two major customers for medical devices. Sales to USS were approximately $7,198,000, $6,205,000 and $4,060,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Sales to Mentor were approximately $1,732,000, $536,000 and $97,000 during the fiscal years ended June 30, 2004,
2003 and 2002, respectively. There were no significant concentrations of sales or accounts receivable for laboratory and scientific products for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                                             Year ended June 30,
                                    2004            2003          2002
                               --------------------------------------------
      United States             $25,261,159     $22,603,227     $19,272,670
      Canada                        565,872         446,307         230,567
      Mexico                        229,603           6,230          13,000
      United Kingdom              9,509,301       8,767,304       7,526,478
      Europe                      1,502,776       1,357,245         980,633
      Asia                        1,037,553       1,193,294         890,621
      Middle East                   325,365         139,501         146,387
      Other                         627,437         345,643         530,097
                               --------------------------------------------
                                $39,059,066     $34,858,751     $29,590,453
                               ============================================

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

Total assets, by geographic area, at June 30, are as follows:

                                 2004                 2003
                              --------------------------------

      United States           $24,827,089          $21,742,113
      United Kingdom            9,414,023            8,052,476
                              --------------------------------
                              $34,241,112          $29,794,589
                              ================================

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                       2004           2003
                                                  ---------------------------
      Deferred tax assets:
        Bad debt reserves                         $   116,508     $   184,436
        Inventory valuation                           503,809         267,324
        License fee income                            116,147         125,628
        Investments                                 2,563,292       2,485,583
        Non-cash compensation charge                  183,105         183,105
        Net federal operating loss carry forward           --         321,894
        Net state operating loss carry forward        159,962         323,005
        Depreciation                                    8,213           5,700
        Other                                          14,839          25,820
                                                  ---------------------------
      Total deferred tax assets                     3,665,875       3,922,495
      Valuation allowance                          (2,608,293)     (2,582,225)
                                                  ---------------------------
      Net deferred tax asset                      $ 1,057,582     $ 1,340,270
                                                  ===========================

As of June 30, 2004, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

At June 30, 2004, the Company had a net operating loss carryforward ("NOL") of approximately $2,000,000 available to reduce future New York state taxable income. This NOL begins to expire in fiscal year 2022.

In connection with the loss on impairment of equity investments, which included the carrying value of the investments and related notes and debentures, the Company recorded a deferred tax asset in the amount of $2,563,292 and $2,485,583 at June 30, 2004 and 2003, respectively. The Company recorded a full valuation allowance against the asset in accordance with the provisions of SFAS No. 109. Based upon the capital nature of the deferred tax asset and the Company's projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2004 and 2003.

During the fourth quarter of fiscal 2003, the Company recorded a valuation allowance of $96,642 against the deferred tax asset related to the non-cash compensation charge due to the recent decline in the Company's stock price. During the fourth quarter of fiscal 2004, the Company reduced the valuation allowance by $51,641 due to the recent increase in the Company's stock price leaving a valuation allowance of $45,001. With this valuation, management believes that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences.

Significant components of the income tax expense (benefit) attributable to operations for the years ended June 30 are as follows:

                      2004            2003              2002
                   -------------------------------------------
Current:
  Federal          $   801,297     $        --     $(1,797,906)
  State                 27,635          15,284              --
  Foreign              (42,964)         64,814         178,744
                   -------------------------------------------
Total current          785,968          80,098      (1,619,162)

Deferred:
  Federal              206,307         702,695       1,969,113
  State                 76,381         102,999          34,230
                   -------------------------------------------
Total deferred         282,688         805,694       2,003,343
                   -------------------------------------------
                   $ 1,068,656     $   885,792     $   384,181
                   ===========================================

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) for the periods ended June 30 is as follows:

                                           2004            2003          2002
                                       -----------------------------------------
      Tax at Federal statutory
        rates                          $   965,636    $   638,129   $   190,686
      State income taxes, net of
        Federal benefit                     68,651         23,098        22,592
      Foreign tax rate differential        (20,760)        (9,425)      (61,934)
      Valuation allowance                    8,862        218,305       333,406
      Travel and entertainment               6,524          4,140         3,384
      Other                                 39,743         11,545      (103,953)
                                       -----------------------------------------
                                       $ 1,068,656    $   885,792   $   384,181
                                       =========================================

                         Misonix, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

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

The USS License gives USS exclusive worldwide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees
(which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $1,402,000, $664,000 and $824,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Also as part of the USS License, the Company was reimbursed for certain product development expenditures (as defined in the USS License). The amount of reimbursement was $20,000 for the year ended June 30, 2004. There was no reimbursement for the years ended June 30, 2003 and 2002.

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

14. EMPLOYEE PROFIT SHARING PLAN

The Company sponsors a retirement plan pursuant to Section 401(k) of the Code for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $13,000 or $16,000 if the employee was over 50 years of age for the year ended June 30, 2004. The plan provides for a matching contribution by the Company of 10%-25% of annual eligible compensation contributed by the participants based on years of service, which amounted to $90,785, $63,777 and $54,856 for the years ended June 30, 2004, 2003 and 2002, respectively.

15. SUBSEQUENT EVENT

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company committed to fund
Hearing Innovations up to $150,000 for the reorganization plan. Hearing Innovations plans to file for relief under Chapter 11 of the U.S. Bankruptcy Code in September 2004. If the petition is approved, the Company will own 100% of the equity in Hearing Innovations.