Form 10-Q
period 2004-09-30
MISONIX INC
filed 2004-11-12
CIK 880432

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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
common stock, as of the latest practical date:

                                                       Outstanding at
             Class of Common Stock                    November 9, 2004
             ---------------------                    ----------------

             Common Stock, $.01 par value                6,748,453

                                  MISONIX, INC.
                                  -------------

                                      INDEX
                                      -----

PART I -  FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements:

         Consolidated Balance Sheets as of
         September 30, 2004 (Unaudited) and June 30, 2004                    3

         Consolidated Statements of Operations
         Three months ended September 30, 2004
         and 2003 (Unaudited)                                                4

         Consolidated Statements of Cash Flows
         Three months ended September 30, 2004
         and 2003 (Unaudited)                                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition        11
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

Item 4.  Controls and Procedures
                                                                            18

Part II - OTHER INFORMATION

Item 6. Exhibits
                                                                            19

Signatures                                                                  20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                                  MISONIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                           SEPTEMBER 30,           June 30,
                                                                                               2004                  2004
                                                                                       ----------------------------------------
ASSETS                                                                                     (UNAUDITED)
                                                                                       ----------------------------------------

Current assets:
    Cash and cash equivalents                                                                  $  3,821,751       $  4,839,866
    Accounts receivable, less allowance for doubtful accounts of $390,525 and
         $457,016, respectively                                                                   7,642,846          7,601,693
    Inventories                                                                                  11,563,808         10,944,572
    Deferred income taxes                                                                           664,611            645,381
    Prepaid expenses and other current assets                                                     1,561,544          1,114,546
                                                                                       ----------------------------------------
Total current assets                                                                             25,254,560         25,146,058

Property, plant and equipment, net                                                                3,853,763          3,892,920
Deferred income taxes                                                                               412,201            412,201
Goodwill                                                                                          4,473,713          4,473,713
Other assets                                                                                        310,972            316,220
                                                                                       ----------------------------------------
Total assets                                                                                   $ 34,305,209       $ 34,241,112
                                                                                       ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                                                 $   1,670,745       $  1,373,681
  Accounts payable                                                                                4,237,979          4,507,476
  Accrued expenses and other current liabilities                                                  1,416,885          1,857,097
  Income taxes payable                                                                               36,189            107,282
  Current maturities of long-term debt and capital lease obligations                                282,207            302,932
                                                                                       ----------------------------------------
Total current liabilities                                                                         7,644,005          8,148,468

Long-term debt and capital lease obligations                                                      1,248,475          1,264,480

Deferred income                                                                                     873,374            769,033
Minority interest                                                                                   331,395            315,955

Stockholders' equity:
  Common stock, $.01 par value--shares authorized 10,000,000; 6,826,253 and 6,816,253
    issued and 6,748,453 and 6,738,453 outstanding, respectively                                     68,263             68,163
   Additional paid-in capital                                                                    23,163,502         23,116,602
   Retained deficit                                                                               1,081,728            665,461
   Treasury stock, 77,800 shares                                                                  (412,424)          (412,424)
   Accumulated other comprehensive income                                                           306,891            305,374
                                                                                       ----------------------------------------
Total stockholders' equity                                                                       24,207,960         23,743,176
                                                                                       ----------------------------------------

Total liabilities and stockholders' equity                                                    $  34,305,209       $ 34,241,112
                                                                                       ========================================

     See Accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          2004                 2003
                                                                          ----                 ----

Net sales                                                                $  10,500,066        $  8,619,898
Cost of goods sold                                                           6,089,326           4,954,203
                                                                   -------------------- -------------------
Gross profit                                                                 4,410,740           3,665,695
Operating expenses:
    Selling expenses                                                         1,439,809             956,533
    General and administrative expenses                                      1,740,894           2,055,768
    Research and development expenses                                          741,768             488,480
                                                                   -------------------- -------------------
Total operating expenses                                                     3,922,471           3,500,781
                                                                   -------------------- -------------------
Income from operations                                                         488,269             164,914

Other income (expense):
    Interest income                                                              1,285               6,828
    Interest expense                                                          (50,558)            (37,796)
    Option/license fees                                                          6,078               6,461
    Royalty income                                                             245,000             564,049
    Foreign exchange loss                                                            -             (4,593)
    Loss on impairment of Hearing Innovations, Inc.                                  -            (23,000)
    Miscellaneous expense                                                        1,534                   -
                                                                   -------------------- -------------------
  Total other income                                                           203,339             511,949

Income before minority interest and income taxes                               691,608             676,863

Minority interest in net income of consolidated
    subsidiaries                                                                15,439              14,026
                                                                   -------------------- -------------------

Income before income taxes                                                     676,169             662,837

Income tax expense                                                             259,902             269,095
                                                                   -------------------- -------------------

Net income                                                               $     416,267        $    393,742
                                                                   ==================== ===================

Net income per share-Basic                                               $         .06        $        .06
                                                                   ==================== ===================

Net income per share - Diluted                                           $         .06        $        .06
                                                                   ==================== ===================

Weighted average common shares outstanding - Basic                           6,741,786           6,655,865
                                                                   ==================== ===================

Weighted average common shares outstanding - Diluted                         6,959,540           6,725,580
                                                                   ==================== ===================

     See Accompanying Notes to Consolidated Financial Statements.

                                  MISONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      2004                      2003
                                                                              -----------------------------------------

OPERATING ACTIVITIES
Net income                                                                             $    416,267         $  393,742
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Bad debt expense                                                                      (63,510)            103,247
     Deferred income tax benefit                                                           (19,229)            (2,395)
     Depreciation and amortization                                                          188,068            171,521
     Loss on disposal of equipment                                                                -             41,816
     Foreign currency exchange loss                                                               -              4,593
     Minority interest in net income of subsidiaries                                         15,439             14,026
     Loss on impairment of investments                                                            -             23,000
     Changes in operating assets and liabilities:
        Accounts receivable                                                                (38,569)          1,225,678
        Inventories                                                                       (647,732)          (280,095)
        Prepaid income taxes                                                                      -             44,204
        Prepaid expenses and other current assets                                         (416,263)            123,470
        Other assets                                                                            739           (14,319)
        Accounts payable and accrued expenses                                             (818,893)          (117,744)
        Deferred income (loss)                                                              104,341           (12,750)
        Income taxes payable                                                                105,046            682,772
                                                                              -----------------------------------------
Net cash (used in) provided by operating activities                                     (1,174,296)          2,400,766
                                                                              -----------------------------------------
INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                              (109,858)          (130,084)
Loans to Hearing Innovations, Inc.                                                                -           (23,000)
                                                                              -----------------------------------------
Net cash used in investing activities                                                     (109,858)          (153,084)
                                                                              -----------------------------------------
FINANCING ACTIVITIES
Proceeds from short-term borrowings                                                         311,388            233,348
Principal payments on capital lease obligations                                            (72,653)           (66,803)
Proceeds from exercise of employee stock options                                             47,000                  -
Payments of long-term debt                                                                 (13,164)           (12,518)
                                                                              -----------------------------------------
Net cash provided by financing activities                                                   272,571            154,027
                                                                              -----------------------------------------

Effect of exchange rate changes on assets and liabilities                                   (6,532)            (6,606)
                                                                              -----------------------------------------
Net (decrease) increase in cash and cash equivalents                                    (1,018,115)          2,395,103
Cash and cash equivalents at beginning of period                                          4,839,866          2,279,869
                                                                              -----------------------------------------
Cash and cash equivalents at end of period                                            $   3,821,751       $  4,674,972
                                                                              =========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest                                                                                $    50,558        $    37,796
                                                                              =========================================
Income taxes                                                                           $    349,005       $  (456,500)
                                                                              =========================================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease additions                                                                 $    64,889        $   130,568
                                                                              =========================================

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
     Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

     The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

2.   Net Income Per Share

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

                                                                For the Three Months
                                                                Ended September 30,
                                                                 2004              2003
                                                                 ----              ----

     Weighted average common
          shares outstanding                                   6,741,786       6,655,865
     Dilutive effect of stock options                            217,754          69,715
                                                               ---------       ---------
     Diluted weighted average common
          shares outstanding                                   6,959,540       6,725,580
                                                               =========       =========

3.   Comprehensive Income

     Total comprehensive income was $306,893 and $402,783 for the three months ended September 30, 2004 and 2003, respectively. Accumulated other comprehensive income is comprised of foreign currency translation adjustments.

4.   Stock-Based Compensation

     The Company accounts for stock-based employee and outside directors'
     compensation under Accounting Principles Board Opinion No. 25, "Accounting
     for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting
     Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation"
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

                                                                For the three months ended
                                                                       September 30,

                                                                    2004                 2003
                                                     -------------------- --------------------

              Net income - As reported:                         $ 416,267           $  393,742
              Stock based compensation
                 determined under SFAS 123                       (182,383)            (107,914)
                                                     -------------------- --------------------
              Net income (loss)- Pro forma:                     $ 233,884           $  285,828
              Net income (loss) per share -
                  Basic:
                  As reported                                   $    .06             $    .06
                  Pro forma                                     $    .03             $    .04
              Net income (loss) per share -
                  Diluted:
                  As reported                                   $    .06             $    .06
                  Pro forma                                     $    .03             $    .04

The Financial Accounting Standards Board ("FASB") is expected to issue in the fourth quarter of 2004 FASB Statement 123R, Share-Based Payment ("FAS 123R"). If
adopted as currently contemplated, FAS 123R would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations.
FAS 123R would be effective for public companies for periods beginning after
June 15, 2005. Management is currently evaluating the impact of FAS 123R and has not determined the impact of this statement on the consolidated financial statements.

5.   Inventories

Inventories are summarized as follows:

                                     SEPTEMBER 30, 2004          June 30, 2004
                                     ------------------          -------------

Raw material                              $   5,155,188          $   4,397,472
Work-in-process                               1,804,929              1,733,577
Finished goods                                4,603,691              4,813,523
                               ------------------------------------------------
                                          $  11,563,808          $  10,944,572
                               ================================================

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)

6.   Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

                                                    SEPTEMBER 30, 2004         June 30, 2004
                                                    ------------------         -------------

Accrued payroll and vacation                                $  263,289            $  296,628
Accrued sales tax                                               70,875               155,180
Accrued commissions and bonuses                                241,866               387,078
Customer deposits and deferred contracts                       652,312               808,414
Accrued professional fees                                       19,502               176,426
Other                                                          169,041                33,371
                                                           -----------           -----------
                                                           $ 1,416,885           $ 1,857,097
                                                           ===========           ===========

7.   Loans to Affiliate

Hearing Innovations, Inc.

During fiscal 2005, the Company entered into a loan agreement whereby Hearing
Innovations, Inc. ("Hearing Innovations") is required to pay the Company $16,720 due December 31, 2004. The note bears interest at 8% per annum. The note is secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of this agreement. The loan agreement contains warrants to acquire 16,720 shares of
Hearing Innovations common stock, at the option of the Company, at a cost of
$.20 per share. These warrants, which are deemed nominal in value, expire in
December 2005. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, Hearing
Innovations suspended operations in April 2004.

In connection with the adoption of FASB Interpretation 46 "Consolidation of
Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46") the
Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a variable interest entity ("VIE") and the
Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing
Innovations did not have a material impact on the Company's consolidated results of operations or financial condition. Since Hearing Innovations, Inc. is now consolidated, a loan of $16,720 for the three months ended September 30, 2004 is eliminated in consolidation.

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company committed to fund
Hearing Innovations up to $150,000 for the reorganization plan. Hearing
Innovations plans to file for relief under Chapter 11 of the U.S. Bankruptcy
Code in November 2004. If the petition is approved, the Company will own 100% of the equity in Hearing Innovations.

8.   Business Segments

The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)

endoscope disinfectant systems and the Mystaire wet scrubber. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the
Company's Annual Report on Form 10-K for the year ended June 30, 2004. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments are as follows:

For the three months ended September 30, 2004:

                                                              LABORATORY AND               (A)
                                          MEDICAL             SCIENTIFIC              CORPORATE AND
                                          DEVICES             PRODUCTS                 UNALLOCATED          TOTAL
                                      ------------------- ----------------------- ------------------ --------------------

        Net sales                            $ 5,930,673             $ 4,569,393      $     -               $ 10,500,066
        Cost of goods sold                     3,376,606               2,712,720            -                  6,089,326
                                            ------------              ----------                             -----------
        Gross profit                           2,554,067               1,856,673            -                  4,410,740
        Selling expenses                         761,040                 678,769            -                  1,439,809
        Research and development
          expenses                               509,440                 232,328            -                    741,768
                                            ------------              ----------                             -----------
        Total operating
          expenses                             1,270,480                 911,097         1,740,894             3,922,471
                                            ------------              ----------       ------------          -----------
        Income from operations              $  1,283,587              $  945,576       $(1,740,894)          $   488,269
                                            ============              ==========       ============          ===========

         (A) Amount represents general and administrative expenses.

For the three months ended September 30, 2003:

                                                              LABORATORY AND              (A)
                                          MEDICAL             SCIENTIFIC              CORPORATE AND
                                          DEVICES             PRODUCTS                 UNALLOCATED          TOTAL
                                      ------------------- ----------------------- ------------------ --------------------

        Net sales                            $ 4,602,120             $ 4,017,778      $     -                $ 8,619,898
        Cost of goods sold                     2,550,892               2,403,311            -                  4,954,203
                                          --------------             -----------                             -----------
        Gross profit                           2,051,228               1,614,467            -                  3,665,695
        Selling expenses                         374,239                 582,294            -                    956,533
        Research and development
          expenses                               318,066                 170,414            -                   488,480
                                          --------------             -----------                             -----------
        Total operating
          expenses                               692,305                 752,708         2,055,768             3,500,781
                                          --------------             -----------     ---------------         -----------
        Income from operations              $  1,358,923              $  861,759       $(2,055,768)          $   164,914
                                          ==============             ===========     ==============          ===========

         (A) Amount represents general and administrative expenses.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                                  MISONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information with respect to interim periods is unaudited) (CONTINUED)

For the three months ended September 30:

                                        2004               2003
                                        ----               ----

United States                    $   6,564,697      $ 5,765,060
Canada                                 271,593           66,639
United Kingdom                       2,265,420        2,130,915
Europe                                 867,173          173,211
Asia                                   112,403          181,990
Middle East                            198,601           73,723
Other                                  220,179          228,360
                         ---------------------------------------
                                 $  10,500,066      $ 8,619,898
                         =======================================

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations.

Three Months Ended September 30, 2004 and 2003.

NET SALES. Net sales of the Company's medical device products and laboratory and scientific products increased $1,880,168 to $10,500,066 for the three months ended September 30, 2004 from $8,619,898 for the three months ended September
30, 2003. This difference in net sales is due to an increase in sales of medical device products of $1,328,553 to $5,930,673 for the three months ended September
30, 2004 from $4,602,120 for the three months ended September 30, 2003. This difference in net sales is also due to an increase in sales of laboratory and scientific products of $551,615 to $4,569,393 for the three months ended
September 30, 2004 from $4,017,778 for the three months ended September 30,
2003. The increase in sales of medical device products is due to an increase in sales of diagnostic medical device products of $216,299 and an increase of
$1,112,254 in sales of therapeutic medical device products, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales for diagnostic medical device products was not attributable to a single customer, distributor or any other specific factors.
The increase in sales for therapeutic medical device products was mostly attributable to an increase in sales to United States Surgical Corporation
("USS") of approximately $542,000 and sales in Europe of the Sonablate 500 product of approximately $366,000. The remaining increase in therapeutic medical device products is due to increased demand for several products. The increase in laboratory and scientific products is due to an increase in Labcaire sales of
$144,979, sales of wet scrubber products of $404,110 and ductless fume enclosure products of $22,208 partially offset by a decrease in laboratory ultrasonic product sales of $19,682. The increase in Labcaire sales is primarily due to demand for the Guardian (endoscopic cleaning) product. Export sales from the
United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended September 2004 and
2003, the Company had foreign net sales of $3,935,369 and $2,854,838, respectively, representing 37.5% and 33.1% of net sales for such years, respectively. The increase in foreign sales during the three months ended
September 30, 2004 as compared to the three months ended September 30, 2003 is substantially due to increased sales of therapeutic medical device products in
Europe. In March 2004, the Company signed an exclusive distribution agreement with Focus Surgery, Inc. ("Focus Surgery") for the sale of the Sonablate 500 for the treatment of prostate cancer and other prostatic tumors in the geographic areas of Western Europe, Eastern Europe and Russia. The agreement is for a term of 2 years by the Company for automatic renewals for successive 1 year terms as long as minimum quantities are purchased.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30:

                                        2004               2003
                                        ----               ----

United States                   $    6,564,697      $ 5,765,060
Canada                                 271,593           66,639
United Kingdom                       2,265,420        2,130,915
Europe                                 867,173          173,211
Asia                                   112,403          181,990
Middle East                            198,601           73,723
Other                                  220,179          228,360
                         ---------------------------------------
                                $   10,500,066      $ 8,619,898
                         =======================================

Summarized financial information for each of the segments for the three months ended September 30, 2004 and 2003 are as follows:

For the three months ended September 30, 2004:

                                                           LABORATORY AND            (A)
                                         MEDICAL            SCIENTIFIC          CORPORATE AND
                                         DEVICES            PRODUCTS             UNALLOCATED              TOTAL
                                     ----------------     ----------------      ---------------     ------------------

    Net sales                             $ 5,930,673          $ 4,569,393      $     -                  $ 10,500,066
    Cost of goods sold                      3,376,606            2,712,720            -                     6,089,326
                                          -----------          -----------                               ------------
    Gross profit                            2,554,067            1,856,673            -                     4,410,740
    Selling expenses                          761,040              678,769            -                     1,439,809
    Research and development
      expenses                                509,440              232,328            -                       741,768
                                          -----------          -----------                               ------------
    Total operating
      expenses                              1,270,480              911,097           1,740,894              3,922,471
                                          -----------          -----------      --------------           ------------
    Income from operations                $ 1,283,587           $  945,576         $(1,740,894)          $    488,269
                                          ===========          ===========      ==============           ============

         (A) Amount represents general and administrative expenses.

For the three months ended September 30, 2003:

                                                               LABORATORY AND        (A)
                                         MEDICAL               SCIENTIFIC        CORPORATE AND
                                         DEVICES               PRODUCTS           UNALLOCATED             TOTAL
                                   ------------------- ------------------- ------------------- --------------------

    Net sales                             $ 4,602,120         $ 4,017,778      $     -                 $ 8,619,898
    Cost of goods sold                      2,550,892           2,403,311            -                   4,954,203
                                          -----------          -----------                             ------------
    Gross profit                            2,051,228           1,614,467            -                   3,665,695
    Selling expenses                          374,239             582,294            -                     956,533
    Research and development
      expenses                                318,066             170,414            -                     488,480
                                          -----------          -----------                             ------------
    Total operating
      expenses                                692,305             752,708          2,055,768             3,500,781
                                          -----------          -----------      --------------         ------------
    Income from operations                $ 1,358,923          $  861,759        $(2,055,768)          $   164,914
                                          ===========          ==========        ============          ===========

       (A) Amount represents general and administrative expenses.

GROSS PROFIT: Gross profit decreased to 42.0% for the three months ended
September 30, 2004 from 42.5% for the three months ended September 30, 2003.
Gross profit for medical device products decreased to 43.1% of sales in the three months ended September 30, 2004 from 44.6% of sales in the three months ended September 30, 2003. The decrease in gross profit for medical device products was negatively impacted by an unfavorable order mix for sales of therapeutic medical device products, partially offset by an increase in diagnostic medical device products. Gross profit for laboratory and

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

scientific products increased to 40.6% for the three months ended September 30,
2004 from 40.2% for the three months ended September 30, 2003. The increase in gross profit for laboratory and scientific products is predominantly due to an increase in gross margins for wet scrubber products due to increased volume. The
Company manufactures and sells both medical device and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

SELLING EXPENSES: Selling expenses increased $483,276 to $1,439,809 for the three months ended September 30, 2004 from $956,533 for the three months ended
September 30, 2003. Medical device products selling expenses increased $386,801 predominantly due to additional sales and marketing efforts for European distribution of the Sonablate 500 product used to treat prostate cancer and other prostatic afflictions. Laboratory and scientific selling expenses increased $96,475 predominantly due to an increase in marketing expenses for
Labcaire's Guardian endoscopic cleaning product.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased $314,874 from $2,055,768 in the three months ended September 30, 2003 to $1,740,894 in the three months ended September 30, 2004. The decrease is predominantly due to a decrease in the allowance for doubtful accounts, specifically related to a reserve established against Focus Surgery which is no longer needed, and reduced administrative costs in Labcaire principally due to the prior fiscal year including one time severance costs.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased
$253,288 from $488,480 for the three months ended September 30, 2003 to $741,768 for the three months ended September 30, 2004. Medical device research and development expenses increased $191,374 predominantly due to research and development efforts for a product to treat liver and kidney cancer. Laboratory and Scientific research and development expenses increased $61,914 predominantly due to increased research and development efforts in various product enhancements and new product designs.

OTHER INCOME (EXPENSE): Other income for the three months ended September 30,
2004 was $203,339 as compared to $511,949 for the three months ended September
30, 2003. The decrease of $308,610 was primarily due to a decrease in royalty income. The Company received an additional royalty payment for the quarter ended
September 30, 2003 of approximately $410,000, which was based upon a review of
USS' records that determined that royalties were due for prior years. The review showed that USS owed (and subsequently paid in the first quarter of fiscal 2004)
royalties due on a product that was not included in the original royalty computation.

INCOME TAXES: The effective tax rate is 38.4% for the three months ended
September 30, 2004 as compared to an effective tax rate of 40.6% for the three months ended September 30, 2003. The current effective income tax rate of 38.4%
was favorably impacted by a higher proportionate increase in Labcaire income, which is under UK tax regulations and has a lower standard tax rate.

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

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The
Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill, income taxes and stock-based compensation to be critical policies due to the estimation process involved in each.

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

Goodwill: In July 2001, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141") and
SFAS 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other
Intangible Assets", respectively. SFAS 141 replaced Accounting Principles Board
("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired.
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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation 46 "Consolidation of
Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In
December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying a variable interest entity ("VIE") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

In connection with the adoption of FIN 46 during the third quarter of fiscal
2004, the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a VIE and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company's consolidated results of operations or financial condition. Prior periods were not restated. For additional information on Hearing Innovations see Note 7 of the consolidated financial statements.

On March 31, 2004, the FASB issued an Exposure Draft, "Share-Based Payment - An
Amendment of FASB Statements No. 123 and 95" (proposed "FAS 123R"), which is currently is expected to be

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005.
FASB 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and would instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans.
The FASB expects to issue a final standard by December 31, 2004. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at September 30, 2004 and June 30, 2004 was $17,610,555 and
$16,997,590, respectively. In the three months ended September 30, 2004, cash used in operations totaled $1,174,296. The decrease in the cash balance is predominately due to the increase in inventory to support future shipments and payments of accounts payable and accrued expenses. In the three months ended
September 30, 2004, cash used in investing activities was $109,858, which primarily consisted of the purchase of property, plant and equipment during the regular course of business. In the three months ended September 30, 2004, cash provided by financing activities was $272,571 primarily consisting of proceeds from short-term borrowings and receipts from the exercise of employee stock options offset by payments on capital lease obligations and long term debt.

REVOLVING CREDIT FACILITIES

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,710,000 ((pound)950,000) and bears interest at the bank's base rate of 5.25% plus 1.75% and a service charge of
..15% of sales invoice value and fluctuates based upon the outstanding United
Kingdom and European receivables. The agreement expires on February 28, 2005 and covers all United Kingdom and European sales.

The Company secured a $5,000,000 revolving credit facility with Bank of America on January 18, 2002 to support future working capital needs. The revolving credit facility expires January 18, 2005 and has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. This facility contains certain financial covenants, including requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than 2 to 1; that the Company maintain a working capital ratio of not less than 1.5 to 1; and that the Company maintain a tangible net worth of

                                  MISONIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On September 30, 2004, the Company had $5,000,000 available on this line of credit. The Company is in compliance with all such covenants.

HEARING INNOVATIONS, INC.

During fiscal 2005, the Company entered into a loan agreement whereby Hearing
Innovations is required to pay the Company $16,720. This note is due December
31, 2004. Hearing Innovations is currently negotiating with the Company to extend the due dates of all its outstanding debt. The note bears interest at 8%
per annum. The note is secured by a lien on all of Hearing Innovations' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of this agreement. The loan agreement contains warrants to acquire 16,720 shares of Hearing Innovations common stock, at the option of the
Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in December 2005. The current ability of companies such as
Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, Hearing Innovations suspended operations in April 2004.

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

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company committed to fund
Hearing Innovations up to $150,000 for the reorganization plan. Hearing
Innovations plans to file for relief under Chapter 11 of the U.S. Bankruptcy
Code in November 2004. If the petition is approved, the Company will own 100% of the equity in Hearing Innovations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the
Company.

OTHER

The Company believes that its existing capital resources will enable it to maintain its current and planned operations for at least 18 months from the date hereof due to the increase in cash flow from operations. The Company expects future cash flow from operations to fund all the ongoing cash flow needs.

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

Foreign Exchange Rates:

Approximately 25% of the Company's revenues in the period ended September 30,
2004 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.79 and 1.61 for the three months ended September 30, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English
Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange
Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                                  MISONIX, INC.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

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

Date: November 11, 2004

                                     MISONIX, INC.
                                     -----------------------------------------
                                     (Registrant)

                                     By: /s/ Michael A. McManus, Jr.
                                         -------------------------------------
                                         Michael A. McManus, Jr.
                                         President and Chief Executive Officer

                                     By: /s/ Richard Zaremba
                                         -------------------------------------
                                         Richard Zaremba
                                         Senior Vice President, Chief Financial
                                         Officer, Treasurer and Secretary

