Form 10-Q
period 2004-12-31
MISONIX INC
filed 2005-02-10
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

    Commission file number:  1-10986

MISONIX, INC.

(Exact name of registrant as specified in its charter)

New York	11-2148932
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1938 New Highway, Farmingdale, NY	11735
(Address of principal executive offices)	(Zip Code)

 (631) 694-9555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at February 1, 2005

Common Stock, $.01 par value	6,808,453

MISONIX, INC.

INDEX

Part I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements:

Consolidated Balance Sheets as of
December 31, 2004 (Unaudited) and June 30, 2004	3

Consolidated Statements of Operations
Six months ended December 31, 2004
and 2003 (Unaudited)	4

Consolidated Statements of Operations
Three months ended December 31, 2004
and 2003 (Unaudited)	5

Consolidated Statements of Cash Flows
Six months ended December 31, 2004	6
and 2003 (Unaudited)

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II - OTHER INFORMATION

Item 6. Exhibits	25

Signatures	26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MISONIX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,585,660	$4,839,866
Accounts receivable, less allowance for doubtful accounts of $387,604 and $457,016, respectively	8,242,679	7,601,693
Inventories	12,148,091	10,944,572
Deferred income taxes	698,405	645,381
Prepaid expenses and other current assets	812,973	1,114,546
Total current assets	25,487,808	25,146,058

Property, plant and equipment, net	4,198,245	3,892,920
Deferred income taxes	381,376	412,201
Goodwill	4,473,713	4,473,713
Other assets	369,636	316,220
Total assets	$34,910,778	$34,241,112

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$1,374,165	$1,373,681
Accounts payable	4,220,668	4,507,476
Accrued expenses and other current liabilities	1,756,015	1,857,097
Income taxes payable	75,033	107,282
Current maturities of long-term debt and capital lease obligations	384,497	302,932
Total current liabilities	7,810,378	8,148,468

Long-term debt and capital lease obligations	1,440,936	1,264,480

Deferred income	618,149	769,033
Minority interest	343,201	315,955

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 6,871,253 and 6,816,253 issued and 6,793,453 and 6,738,453 outstanding, respectively	68,713	68,163
Additional paid-in capital	23,301,202	23,116,602
Retained earnings	1,260,064	665,461
Treasury stock, 77,800 shares	(412,424)	(412,424)
Accumulated other comprehensive income	480,559	305,374
Total stockholders’ equity	24,698,114	23,743,176

Total liabilities and stockholders’ equity	$34,910,778	$34,241,112

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended December 31,
	2004	2003

Net sales	$21,137,278	$17,916,007

Cost of goods sold	12,279,880	10,272,094

Gross profit	8,857,398	7,643,913

Operating expenses:
Selling expenses	2,931,315	2,078,492
General and administrative expenses	3,742,125	3,890,046
Research and development expenses	1,621,958	1,063,646
Total operating expenses	8,295,398	7,032,184
Income from operations	562,000	611,729

Other income (expense):
Interest income	29,732	27,846
Interest expense	(112,722)	(77,003)
Option/license fees	12,156	13,125
Royalty income	435,140	838,588
Foreign exchange loss	(10,413)	(8,941)
Loss on impairment of Hearing Innovations, Inc.	-	(35,600)
Total other income	353,893	758,015

Income before minority interest and income taxes	915,893	1,369,744

Minority interest in net income of consolidated subsidiaries	27,246	28,151

Income before income taxes	888,647	1,341,593

Income tax expense	294,044	558,565

Net income	$594,603	$783,028

Net income per share-Basic	$.09	$.12

Net income per share - Diluted	$.09	$.12

Weighted average common shares outstanding - Basic	6,757,870	6,655,865

Weighted average common shares outstanding - Diluted	6,954,005	6,729,060

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three months ended December 31,
	2004	2003

Net sales	$10,637,212	$9,296,109

Cost of goods sold	6,190,554	5,317,891

Gross profit	4,446,658	3,978,218

Operating expenses:
Selling expenses	1,491,506	1,121,959
General and administrative expenses	2,001,231	1,834,278
Research and development expenses	880,190	575,166
Total operating expenses	4,372,927	3,531,403
Income from operations	73,731	446,815

Other income (expense):
Interest income	28,447	21,018
Interest expense	(62,164)	(39,207)
Option/license fees	6,078	6,664
Royalty income	190,140	274,539
Foreign exchange loss	(11,947)	(4,348)
Loss on impairment of Hearing Innovations, Inc.	-	(12,600)
Total other income	150,554	246,066

Income before minority interest and income taxes	224,285	692,881

Minority interest in net income of consolidated subsidiary	11,807	14,125

Income before income taxes	212,478	678,756

Income tax expense	34,142	289,470

Net income	$178,336	$389,286

Net income per share - Basic	$.03	$.06

Net income per share - Diluted	$.03	$.06

Weighted average common shares outstanding - Basic	6,773,953	6,655,865

Weighted average common shares outstanding - Diluted	6,948,470	6,732,540

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six months ended December 31,
	2004	2003
Operating activities
Net income	$594,603	$783,028
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Bad debt (recovery) expense	(78,000)	127,099
Deferred income tax benefit	(22,200)	275,280
Depreciation and amortization	404,859	358,029
Loss on disposal of equipment	110,394	41,975
Foreign currency exchange loss	10,413	8,941
Minority interest in net income of subsidiaries	27,246	28,151
Loss on impairment of investments	-	35,600
Changes in operating assets and liabilities:
Accounts receivable	(416,048)	1,425,679
Inventories	(958,079)	(268,059)
Prepaid income taxes	-	(119,657)
Prepaid expenses and other current assets	310,527	355,672
Other assets	(66,305)	(36,853)
Accounts payable and accrued expenses	(594,545)	(923,500)
Deferred income	(150,884)	38,799
Income taxes payable	(33,734)	483,252
Net cash (used in) provided by operating activities	(861,753)	2,613,436
Investing activities
Acquisition of property, plant and equipment	(276,230)	(214,509)
Loans to Hearing Innovations, Inc.	-	(35,600)
Net cash used in investing activities	(276,230)	(250,109)
Financing activities
Proceeds from short-term borrowings	317,377	451,063
Payments of short-term borrowings	(391,686)	-
Principal payments on capital lease obligations	(166,307)	(153,787)
Proceeds from exercise of employee stock options	185,150	-
Payments of long-term debt	(27,529)	(25,432)
Net cash (used in) provided by financing activities	(82,995)	271,844

Effect of exchange rate changes on assets and liabilities	(33,228)	835
Net (decrease) increase in cash and cash equivalents	(1,254,206)	2,636,006
Cash and cash equivalents at beginning of period	4,839,866	2,279,869
Cash and cash equivalents at end of period	$3,585,660	$4,915,875
Supplemental disclosure of cash flow information:
Cash paid for (received from):
Interest	$112,722	$77,003
Income taxes	$349,005	$(177,389)
Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$356,996	$153,364

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

	For the Six Months		For the Three Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Weighted average common shares outstanding	6,757,870	6,655,865	6,773,953	6,655,865
Dilutive effect of stock options	196,135	73,195	174,517	76,675
Diluted weighted average common shares outstanding	6,954,005	6,729,060	6,948,470	6,732,540

3.  Comprehensive Income

Total comprehensive income was $769,788 and $352,002 for the six and three months ended December 31, 2004, respectively, and $1,028,587 and $607,804 for the six and three months ended December 31, 2003, respectively. Accumulated other comprehensive income is comprised of foreign currency translation adjustments.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

4. Stock-Based Compensation

The Company accounts for stock-based employee and outside directors’ compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation" (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Six months Ended December 31,		For the Three months Ended December 31,
	2004	2003	2004	2003
Net income - As reported:	$594,603	$783,028	$178,336	$389,286
Stock based compensation determined under SFAS 123	(364,860)	(280,549)	(182,477)	(172,635)
Net income (loss) - Pro forma:	$229,743	$502,479	$(4,141)	$216,651
Net income (loss) per share - Basic:
As reported	$.09	$.12	$.03	$.06
Pro forma	$.03	$.08	$-	$.03
Net income (loss) per share - Diluted:
As reported	$.09	$.12	$.03	$.06
Pro forma	$.03	$.07	$-	$.03

The Financial Accounting Standards Board (“FASB”) issued FASB Statement 123R, Share-Based Payment (“FAS 123R”) in December 2004. FAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. FAS 123R is effective for public companies for periods beginning after June 15, 2005. Management is currently evaluating the impact of FAS 123R and has not determined the impact of this statement on the consolidated financial statements.

5.  Inventories

Inventories are summarized as follows:

	December 31, 2004	June 30, 2004
Raw material	$4,541,384	$4,397,472
Work-in-process	2,400,817	1,733,577
Finished goods	5,205,890	4,813,523
	$12,148,091	$10,944,572

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

6. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31, 2004	June 30, 2004
Accrued payroll and vacation	$275,883	$296,628
Accrued sales tax	129,052	155,180
Accrued commissions and bonuses	271,440	387,078
Customer deposits and deferred contracts	880,910	808,414
Accrued professional fees	138,757	176,426
Other	59,973	33,371
	$1,756,015	$1,857,097

7. Loans to Affiliate

Hearing Innovations, Inc.
During fiscal 2005, the Company entered into ten loan agreements whereby Hearing Innovations, Inc. (“Hearing Innovations”) is required to pay the Company an aggregate amount of $62,383 due December 31, 2004. The notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire an aggregate of 62,383 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in December 2005. The Company recorded an allowance against the entire balance and accrued interest due for the period ended December 31, 2004. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, Hearing Innovations suspended operations in April 2004 and filed for bankruptcy in November 2004.

In connection with the adoption of FASB Interpretation 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a Variable Interest Entity (“VIE”) and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company’s consolidated results of operations or financial condition. Since Hearing Innovations is now consolidated, loans of $62,383 for the six months ended December 31, 2004 are eliminated in consolidation.

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company committed to fund Hearing Innovations up to $150,000 for the reorganization plan. Hearing Innovations filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in November 2004 and a plan was confirmed in January 2005. Once the plan is fully consummated, the Company will own 100% of the equity in Hearing Innovations.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

8. Business Segments

The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical device products. Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. Medical device products include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery), soft tissue aspirator (used primarily for the cosmetic surgery market) and the Sonablate 500. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments are as follows:

For the six months ended December 31, 2004:

	Medical Device Products	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$11,651,379	$9,485,899	$-	$21,137,278
Cost of goods sold	6,537,997	5,741,883	-	12,279,880
Gross profit	5,113,382	3,744,016	-	8,857,398
Selling expenses	1,513,415	1,417,900	-	2,931,315
Research and development expenses	1,175,755	446,203	-	1,621,958
Total operating expenses	2,689,170	1,864,103	3,742,125	8,295,398
Income from operations	$2,424,212	$1,879,913	$(3,742,125)	$562,000

(a) Amount represents general and administrative expenses.

For the three months ended December 31, 2004:

	Medical Device Products	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$5,720,706	$4,916,506	$-	$10,637,212
Cost of goods sold	3,161,391	3,029,163	-	6,190,554
Gross profit	2,559,315	1,887,343	-	4,446,658
Selling expenses	752,375	739,131	-	1,491,506
Research and development expenses	666,315	213,875	-	880,190
Total operating expenses	1,418,690	953,006	2,001,231	4,372,927
Income from operations	$1,140,625	$934,337	$(2,001,231)	$73,731

(a) Amount represents general and administrative expenses.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

For the six months ended December 31, 2003:

Medical Device Products	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$9,730,632	$8,185,375	$-	$17,916,007
Cost of goods sold	5,401,166	4,870,928	-	10,272,094
Gross profit	4,329,466	3,314,447	-	7,643,913
Selling expenses	863,592	1,214,900	-	2,078,492
Research and development expenses	694,744	368,902	-	1,063,646
Total operating expenses	1,558,336	1,583,802	3,890,046	7,032,184
Income from operations	$2,771,130	$1,730,645	$(3,890,046)	$611,729

(a) Amount represents general and administrative expenses.

For the three months ended December 31, 2003:
Medical Device Products	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$5,128,512	$4,167,597	$-	$9,296,109
Cost of goods sold	2,850,274	2,467,617	-	5,317,891
Gross profit	2,278,238	1,699,980	-	3,978,218
Selling expenses	489,353	632,606	-	1,121,959
Research and development expenses	376,678	198,488	-	575,166
Total operating expenses	866,031	831,094	1,834,278	3,531,403
Income from operations	$1,412,207	$868,886	$(1,834,278)	$446,815

(a) Amount represents general and administrative expenses.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the six months ended December 31:

	2004	2003

United States	$13,392,212	$11,926,648
Canada	455,403	149,070
Mexico	19,101	166,433
United Kingdom	4,422,642	4,219,201
Europe	1,618,978	512,080
Asia	666,342	417,764
Middle East	191,145	151,036
Other	371,455	373,775
	$21,137,278	$17,916,007

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months Ended December 31, 2004 and 2003.

Net sales: Net sales of the Company's medical device products and laboratory and scientific products increased $3,221,271 to $21,137,278 for the six months ended December 31, 2004 from $17,916,007 for the six months ended December 31, 2003. This difference in net sales is due to an increase in sales of medical device products of $1,920,747 to $11,651,379 for the six months ended December 31, 2004 from $9,730,632 for the six months ended December 31, 2003. This difference in net sales is also due to an increase in sales of laboratory and scientific products of $1,300,524 to $9,485,899 for the six months ended December 31, 2004 from $8,185,375 for the six months ended December 31, 2003. The increase in sales of medical device products is due to an increase in therapeutic medical device products shipments of $1,338,072 and an increase in sales of diagnostic medical device products of $582,675, both due to increased customer demand for several diagnostic and therapeutic medical device products. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factors. The increase in sales of therapeutic medical device products was mostly attributable to an increase in sales in Europe of the Sonablate 500 product of approximately $608,000, an increase in sales of the ultrasonic neuroaspirator of approximately $371,000 and an increase in sales of the Auto Sonix device and accessories to United States Surgical Corporation (“USS”) of approximately $204,000. The remaining increase in therapeutic medical device products is due to increased demand for several products. The increase in laboratory and scientific products is due to an increase in Labcaire sales of $289,644, sales of wet scrubber products of $747,482 and ductless fume enclosure products of $421,082 partially offset by a decrease in laboratory ultrasonic products sales of $157,684. The increase in Labcaire sales is primarily due to the strengthening of the English Pound partially offset by a decrease in demand for the Guardian (endoscopic cleaning) product. The increase in wet scrubber products is due to increased demand from semiconductor and non-semiconductor manufacturers of process related products. The increase in sales of ductless fume enclosure products is due to an increase in demand relating to new clean air standards for the state of California for the manufacturing process. The decrease in sales of laboratory ultrasonic products is due to decreased demand for such products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the six months ended December 31, 2004 and 2003, the Company had foreign net sales of $7,745,066 and $5,989,359, respec-tively, representing 36.6% and 33.4% of net sales for such years, respectively. The increase in foreign sales during the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 is substantially due to increased sales of therapeutic medical device products in Europe. In March 2004, the Company signed an exclusive distribution agreement with Focus Surgery, Inc. (“Focus Surgery”) for the sale of the Sonablate 500 for the treatment of prostate cancer and other prostatic tumors in the geographic areas of Western Europe, Eastern Europe and Russia. The agreement is for a term of two years with automatic renewals for successive one year terms as long as minimum quantities are purchased. Labcaire represented 65% and 80% of foreign net sales during the six months ended December 31, 2004 and 2003, respectively. The remaining 35% and 20% represents net foreign sales remitted in U.S. Dollars during the six months ended December 31, 2004 and 2003, respectively. Approximately 21% of the Company’s revenues for the six months ended December 31, 2004 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.75 and 1.62 for the six months ended December 31, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the six months ended December 31:

	2004	2003

United States	$13,392,212	$11,926,648
Canada	455,403	149,070
Mexico	19,101	166,433
United Kingdom	4,422,642	4,219,201
Europe	1,618,978	512,080
Asia	666,342	417,764
Middle East	191,145	151,036
Other	371,455	373,775
	$21,137,278	$17,916,007

Summarized financial information for each of the segments for the six months ended December 31, 2004 and 2003 are as follows:

For the six months ended December 31, 2004:

Medical Device Products	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$11,651,379	$9,485,899	$-	$21,137,278
Cost of goods sold	6,537,997	5,741,883	-	12,279,880
Gross profit	5,113,382	3,744,016	-	8,857,398
Selling expenses	1,513,415	1,417,900	-	2,931,315
Research and development expenses	1,175,755	446,203	-	1,621,958
Total operating expenses	2,689,170	1,864,103	3,742,125	8,295,398
Income from operations	$2,424,212	$1,879,913	$(3,742,125)	$562,000

(a) Amount represents general and administrative expenses.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2003:

Medical Device Products	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$9,730,632	$8,185,375	$-	$17,916,007
Cost of goods sold	5,401,166	4,870,928	-	10,272,094
Gross profit	4,329,466	3,314,447	-	7,643,913
Selling expenses	863,592	1,214,900	-	2,078,492
Research and development expenses	694,744	368,902	-	1,063,646
Total operating expenses	1,558,336	1,583,802	3,890,046	7,032,184
Income from operations $	$2 ,771,130	$1,730,645	$(3,890,046)	$611,729

(a) Amount represents general and administrative expenses.

Gross profit: Gross profit decreased to 41.9% for the six months ended December 31, 2004 from 42.7% for the six months ended December 31, 2003. Gross profit for medical device products decreased to 43.9% of sales for the six months ended December 31, 2004 from 44.5% of sales for the six months ended December 31, 2003. The decrease in gross profit for medical device products was impacted by an unfavorable mix for sales of therapeutic medical device products and diagnostic medical device products. Gross profit for laboratory and scientific products decreased to 39.5% for the six months ended December 31, 2004 from 40.5% for the six months ended December 31, 2003. The decrease in gross profit for laboratory and scientific products is predominantly due to a decrease in gross profit margin for ductless fume enclosure products due to discounting offset by an increase in gross profit margins for wet scrubber products due to increased volume. The Company manufactures and sells both medical device products and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $852,823 to $2,931,315 for the six months ended December 31, 2004 from $2,078,492 for the six months ended December 31, 2003. Medical device products selling expenses increased $649,823, predominantly due to additional sales and marketing efforts for European distribution of the Sonablate 500 product used to treat prostate cancer and other prostatic afflictions. Laboratory and scientific products selling expenses increased $203,000, predominantly due to an increase in marketing expenses for Labcaire’s Guardian endoscopic cleaning product and the strengthening of the English Pound.

General and administrative expenses: General and administrative expenses decreased $147,921 from $3,890,046 for the six months ended December 31, 2003 to $3,742,125 for the six months ended December 31, 2004. The decrease is predominantly due to a decrease in the allowance for doubtful accounts, specifically related to a reserve established against Focus Surgery which is no longer required and reduced administrative costs in Labcaire principally due to the prior fiscal year, including one-time severance costs.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and development expenses: Research and development expenses increased $558,312 from $1,063,646 for the six months ended December 31, 2003 to $1,621,958 for the six months ended December 31, 2004. Medical device products research and development expenses increased $481,011, predominantly due to increased research and development efforts for a product to treat liver and kidney cancer. Laboratory and Scientific products research and development expenses increased $77,301, predominantly due to increased research and development efforts in various product enhancements and new product designs.

Other income (expense): Other income for the six months ended December 31, 2004 was $353,893 as compared to $758,015 for the six months ended December 31, 2003. The decrease of $404,122 was primarily due to a decrease in royalty income. The Company received an additional royalty payment for the quarter ended December 31, 2003 of approximately $403,000, which was based upon a review of USS records that determined that royalties were due for prior years. The review showed that USS owed (and subsequently paid in the first quarter of fiscal 2004) royalties due on a product that was not included in the original royalty computation.

Income taxes: The effective tax rate is 33.1% for the six months ended December 31, 2004 as compared to an effective tax rate of 41.6% for the six months ended December 31, 2003. The prior period’s effective income tax rate was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations, Inc. (“Hearing Innovations”). The prior period’s consolidated effective tax rate was approximately 37% as compared to approximately 33% for the current period. The decrease in the consolidated effective tax rate is due to the increased benefit from the increase in foreign sales and an increase in anticipated research and development credits.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended December 31, 2004 and 2003.

Net sales: Net sales of the Company's medical device products and laboratory and scientific products increased $1,341,103 to $10,637,212 for the three months ended December 31, 2004 from $9,296,109 for the three months ended December 31, 2003. This difference is due to an increase in sales of laboratory and scientific products of $748,909 to $4,916,506 for the three months ended December 31, 2004 from $4,167,597 for the three months ended December 31, 2003. This difference in net sales is also due to an increase in sales of medical device products of $592,194 to $5,720,706 for the three months ended December 31, 2004 from $5,128,512 for the three months ended December 31, 2003. The increase in laboratory and scientific product sales is due to an increase in wet scrubber sales of $343,363 and ductless fume enclosure sales of $398,874 and an increase in Labcaire sales of $144,674 partially offset by a decrease in ultrasonic laboratory sales of $138,002. The increase in sales of wet scrubber products is due to increased demand from semiconductor and non-semiconductor manufacturers of process related products. The increase in sales of ductless fume enclosure products is due to an increase in demand relating to new clean air standards for the state of California for the manufacturing process. The increase in Labcaire sales is primarily due to the strengthening of the English Pound. The decrease in sales of laboratory ultrasonic products is due to decreased demand for such products. The increase in sales of medical device products is due to an increase in sales of diagnostic medical device products of $366,376 and an increase in sales of therapeutic medical device products of $225,818. The increase in sales of therapeutic medical device products was mostly attributable to an increase in sales in Europe of the Sonablate 500 product of approximately $608,000 and an increase in the soft tissue aspirator sold to Mentor Corporation of approximately $143,000 offset by a decrease in Auto Sonix sales and accessories to USS of approximately $339,000. The increase in sales of diagnostic medical products was not attributable to a single customer, distributor or any other specific factor. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended December 31, 2004 and 2003, the Company had foreign net sales of $3,843,015 and $3,134,521, respec-tively, representing 36.1% and 33.7% of net sales for such years, respectively. The increase in foreign sales during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 is substantially due to increased sales of therapeutic medical device products in Europe. In March 2004, the Company signed an exclusive distribution agreement with Focus Surgery for the sale of the Sonablate 500 for the treatment of prostate cancer and other prostatic tumors in the geographic areas of Western Europe, Eastern Europe and Russia. The agreement is for a term of two years with automatic renewals for successive one year terms as long as minimum quantities are purchased. Labcaire represented 63% and 73% of foreign net sales during the three months ended December 31, 2004 and 2003, respectively. The remaining 37% and 27% represents net foreign sales remitted in U.S. Dollars during the three months ended December 31, 2004 and 2003, respectively. Approximately 21% of the Company’s revenues for the three months ended December 31, 2004 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.76 and 1.62 for the three months ended December 31, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended December 31:

	2004	2003

United States	$6,794,197	$6,161,588
Canada	183,214	82,431
Mexico	-	166,433
United Kingdom	2,199,847	2,088,286
Europe	746,771	338,869
Asia	440,994	235,774
Middle East	179,911	77,313
Other	92,278	145,415
	$10,637,212	$9,296,109

Summarized financial information for each of the segments for the three months ended December 31, 2004 and 2003 are as follows:

For the three months ended December 31, 2004:

Medical Device Products	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$5,720,706	$4,916,506	$-	$10,637,212
Cost of goods sold	3,161,391	3,029,163	-	6,190,554
Gross profit	2,559,315	1,887,343	-	4,446,658
Selling expenses	752,375	739,131	-	1,491,506
Research and development expenses	666,315	213,875	-	880,190
Total operating expenses	1,418,690	953,006	2,001,231	4,372,927
Income from operations	$1,140,625	$934,337	$(2,001,231)	$73,731

(a) Amount represents general and administrative expenses.

For the three months ended December 31, 2003:

Medical Device Products	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$5,128,512	$4,167,597	$-	$9,296,109
Cost of goods sold	2,850,274	2,467,617	-	5,317,891
Gross profit	2,278,238	1,699,980	-	3,978,218
Selling expenses	489,353	632,606	-	1,121,959
Research and development expenses	376,678	198,488	-	575,166
Total operating expenses	866,031	831,094	1,834,278	3,531,403
Income from operations	$1,412,207	$868,886	$(1,834,278)	$446,815

(a) Amount represents general and administrative expenses.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit: Gross profit decreased from 42.8% for the three months ended December 31, 2003 to 41.8% for the three months ended December 31, 2004. Gross profit for medical device products increased to 44.7% of sales in the three months ended December 31, 2004 from 44.4% of sales in the three months ended December 31, 2003. Gross profit for laboratory and scientific products decreased to 38.4% for the three months ended December 31, 2004 from 40.8% for the three months ended December 31, 2003. The decrease in gross profit for laboratory and scientific products was negatively impacted by the unfavorable order mix for sales of ductless fume enclosure products due to discounting. The Company manufactures and sells both medical device products and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $369,547 to $1,491,506 for the three months ended December 31, 2004 from $1,121,959 for the three months ended December 31, 2003. Medical device products selling expenses increased $263,022 due both to additional sales and marketing efforts for diagnostic medical device products and therapeutic medical device products, predominantly due to additional sales and marketing efforts for European distribution of the Sonablate 500 product used to treat prostate cancer and other prostatic afflictions. Laboratory and scientific products selling expenses increased $106,525, predominantly due to an increase in marketing expenses for Labcaire’s Guardian endoscopic cleaning product and the strengthening of the English Pound.

General and administrative expenses: General and administrative expenses increased $166,953 to $2,001,231 in the three months ended December 31, 2004 from $1,834,278 in the three months ended December 31, 2003. The increase is predominantly due to an increase in general and administrative expenses relating to consultants, stockholder relations expenses and accounting fees.

Research and development expenses: Research and development expenses increased $305,024 to $880,190 for the three months ended December 31, 2004 from $575,166 for the three months ended December 31, 2003. Medical device products research and development expenses increased $289,637, predominantly due to increased research and development efforts for a product to treat liver and kidney cancer. Research and development expenses for laboratory and scientific products increased $15,387, predominantly due to increased research and development efforts for various product enhancements and new product designs.

Other income (expense): Other income for the three months ended December 31, 2004 was $150,554 as compared to $246,066 for the three months ended December 31, 2003. The decrease of $95,512 was primarily due to a decrease in royalty income of $84,399 and an increase in interest expense of $22,957. This decrease in royalty income is due to a decrease in sales to USS for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. The increase in interest expense is due to an increase in the average outstanding balance of the Labcaire note payable for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income taxes: The effective tax rate is 16.1% for the three months ended December 31, 2004 as compared to an effective tax rate of 42.6% for the three months ended December 31, 2003. The consolidated effective tax rate based upon our current year’s estimate approximates 33% as compared to the prior period’s consolidated effective tax rate of 37%. The prior period’s consolidated effective tax rate was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations. The decrease in the consolidated effective tax rate is due to the increased benefit from the increase in foreign sales and an increase in anticipated research and development credits.

Critical Accounting Policies:

General: Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 includes a summary of the Company’s significant accounting policies and methods used in the preparation of its financial statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

Allowance for Doubtful Accounts: The Company’s policy is to review its customers’ financial condition prior to extending credit and, generally, collateral is not required. The Company utilizes letters of credit on foreign or export sales where appropriate.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of raw materials, work-in-process and finished goods. Management evaluates the need to record adjustments for impairments of inventory on a quarterly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 5 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to make adjustments if necessary.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Goodwill: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”) and SFAS 142 (“SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. SFAS 141 replaced Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there was no indication that the goodwill recorded was impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2004 in the fourth quarter with no impairment noted.

Income Taxes: Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation: The Company accounts for its stock-based compensation plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25") and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options is generally set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS 123R, which is currently effective for public companies in periods beginning after June 15, 2005. The Company is required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. FASB 123R would eliminate the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued To Employees”, and would instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint ventures and investments in related entities, future economic, competitive and market conditions, and the outcome of legal proceedings as well as management business decisions.

Liquidity and Capital Resources:

Working capital at December 31, 2004 and June 30, 2004 was $17,677,430 and $16,997,590, respectively. In the six months ended December 31, 2004, cash used in operations totaled $861,753. The decrease in the cash balance is predominately due to the increase in inventory to support future shipments and payments of accounts payable and accrued expenses. In the six months ended December 31, 2004, cash used in investing activities was $276,230, which primarily consisted of the purchase of property, plant and equipment during the regular course of business. In the six months ended December 31, 2004, cash used in financing activities was $82,995, primarily consisting of receipts from the exercise of employee stock options offset by payments on capital lease obligations, short-term borrowings and long-term debt.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility is approximately $1,710,000 (£950,000) and bears interest at the bank’s base rate of 5.25% plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires on February 28, 2005 and covers all United Kingdom and European sales. Labcaire is currently negotiating with Lloyds to extend the agreement.

The Company secured a $5,000,000 revolving credit facility with Bank of America on January 18, 2002 to support future working capital needs. The revolving credit facility was to expire January 18, 2005 and was extended to February 18, 2005 and has interest rate options ranging from Libor plus 1.5% per annum to prime rate plus 1.5% per annum. This facility is secured by the assets of the Company. This facility contains certain financial covenants, including requiring that the Company maintain a ratio of debt to earnings before interest, depreciation, taxes and amortization of not greater than 2 to 1; that the Company maintain a working capital ratio of not less than 1.5 to 1; and that the Company maintain a tangible net worth of $14,500,000. The terms provide for the repayment of the debt in full on its maturity date. On December 31, 2004, the Company had $5,000,000 available on this line of credit. The Company is in compliance with all such covenants. The Company is currently negotiating with several banks to either extend the current agreement or enter into a new agreement.

Hearing Innovations, Inc.

During fiscal 2005, the Company entered into ten loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $62,383 due December 31, 2004. The notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire an aggregate of 62,383 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in December 2005. The Company recorded an allowance against the entire balance and accrued interest due for the period ended December 31, 2004. The current ability of companies such as Hearing Innovations to access capital markets or incur third party debt is very limited and is likely to remain so for the foreseeable future. In light of this fact, Hearing Innovations suspended operations in April 2004 and filed for bankruptcy in November 2004.

In connection with the adoption of FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a variable interest entity and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company’s consolidated results of operations or financial condition. Since Hearing Innovations is now consolidated, loans of $62,383 for the six months ended December 31, 2004 are eliminated in consolidation.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company committed to fund Hearing Innovations up to $150,000 for the reorganization plan. Hearing Innovations filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in November 2004 and a plan was confirmed in January 2005. Once the plan is fully consummated, the Company will own 100% of the equity in Hearing Innovations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

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

Foreign Exchange Rates:

Approximately 21% of the Company’s revenues in the six month period ended December 31, 2004 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.75 and 1.62 for the six months ended December 31, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 10, 2005

MISONIX, INC. (Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary