Form 10-Q
period 2005-03-31
MISONIX INC
filed 2005-05-16
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at
Class of Common Stock	May 2, 2005

Common Stock, $.01 par value	6,824,952

MISONIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MISONIX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2005	2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,060,824	$4,839,866
Accounts receivable, less allowance for doubtful accounts of $395,347 and $457,016, respectively	8,183,124	7,601,693
Inventories	12,675,576	10,944,572
Deferred income taxes	668,572	645,381
Prepaid expenses and other current assets	1,534,624	1,114,546
Total current assets	26,122,720	25,146,058

Property, plant and equipment, net	4,216,125	3,892,920
Deferred income taxes	379,136	412,201
Goodwill	4,473,713	4,473,713
Other assets	406,374	316,220
Total assets	$35,598,068	$34,241,112

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$1,470,615	$1,373,681
Accounts payable	4,946,209	4,507,476
Accrued expenses and other current liabilities	1,565,118	1,857,097
Income taxes payable	72,166	107,282
Current maturities of long-term debt and capital lease obligations	365,575	302,932
Total current liabilities	8,419,683	8,148,468

Long-term debt and capital lease obligations	1,366,585	1,264,480

Deferred income	633,449	769,033
Minority interest	372,284	315,955

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 6,902,752 and 6,816,253 issued and 6,824,952 and 6,738,453 outstanding, respectively	69,028	68,163
Additional paid-in capital	23,464,854	23,116,602
Retained earnings	1,263,425	665,461
Treasury stock, 77,800 shares	(412,424)	(412,424)
Accumulated other comprehensive income	421,184	305,374
Total stockholders’ equity	24,806,067	23,743,176
Total liabilities and stockholders’ equity	$35,598,068	$34,241,112

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the nine months ended
	March 31
	2005	2004

Net sales	$32,016,885	$28,262,256

Cost of goods sold	18,610,337	16,164,154
Gross profit	13,406,548	12,098,102

Operating expenses:
Selling expenses	4,407,551	3,282,312
General and administrative expenses	6,026,911	5,703,640
Research and development expenses	2,540,070	1,717,878
Total operating expenses	12,974,532	10,703,830
Income from operations	432,016	1,394,272

Other income (expense):
Interest income	45,194	39,278
Interest expense	(165,457)	(119,972)
Option/license fees	19,155	19,815
Royalty income	669,856	1,036,485
Foreign exchange loss	(19,744)	(16,562)
Loss on impairment of Hearing Innovations, Inc.	—	(198,800)
Total other income	549,004	760,244

Income before minority interest and income taxes	981,020	2,154,516
Minority interest in net income of consolidated subsidiary	56,329	35,941
Income before income taxes	924,691	2,118,575

Income tax expense	326,727	947,498
Net income	$597,964	$1,171,077
Net income per share - Basic	$.09	$.18
Net income per share - Diluted	$.09	$.17
Weighted average common shares outstanding - Basic	6,776,137	6,655,865
Weighted average common shares outstanding - Diluted	6,981,837	6,744,207

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended
	March 31,
	2005	2004

Net sales	$10,879,607	$10,346,249

Cost of goods sold	6,330,457	5,892,060
Gross profit	4,549,150	4,454,189

Operating expenses:
Selling expenses	1,476,236	1,203,820
General and administrative expenses	2,284,786	1,813,594
Research and development expenses	918,112	654,232
Total operating expenses	4,679,134	3,671,646
Income from operations	(129,984)	782,543

Other income (expense):
Interest income	15,462	11,432
Interest expense	(52,735)	(42,969)
Option/license fees	6,999	6,690
Royalty income	234,716	197,897
Foreign exchange loss	(9,331)	(7,621)
Loss on impairment of Hearing Innovations, Inc.	—	(163,200)
Total other income	195,111	2,229

Income before minority interest and income taxes	65,127	784,772
Minority interest in net income of consolidated subsidiary	29,083	7,790
Income before income taxes	36,044	776,982

Income tax expense	32,683	388,933
Net income	$3,361	$388,049
Net income per share - Basic	$—	$.06
Net income per share - Diluted	$—	$.06
Weighted average common shares outstanding - Basic	6,812,673	6,655,865
Weighted average common shares outstanding - Diluted	7,037,501	6,774,501

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2005	2004
Operating activities
Net income	$597,964	$1,171,077
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(12,560)	(53,264)
Deferred income tax benefit	9,874	290,362
Depreciation and amortization	628,555	542,866
Loss on disposal of equipment	153,552	45,843
Foreign currency exchange loss	19,744	16,562
Minority interest in net income of subsidiaries	56,329	35,941
Loss on impairment of investments	—	198,800
Changes in operating assets and liabilities:
Accounts receivable	(374,014)	1,569,258
Inventories	(1,561,418)	(1,619,688)
Prepaid income taxes	—	25,314
Prepaid expenses and other current assets	(405,585)	(194,731)
Other assets	(115,010)	(47,198)
Accounts payable and accrued expenses	(100,476)	444,557
Deferred income	(135,585)	31,403
Income taxes payable	(36,502)	320,010
Net cash (used in) provided by operating activities	(1,275,132)	2,777,112

Investing activities
Acquisition of property, plant and equipment	(560,329)	(350,870)
Loans to Hearing Innovations, Inc.	—	(198,800)
Cash acquired from consolidation of variable interest entity	—	236
Net cash used in investing activities	(560,329)	(549,434)

(Continued on next page)

MISONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

Financing activities
Proceeds from short-term borrowings	437,279	492,632
Payments of short-term borrowings	(398,114)	(629,654)
Principal payments on capital lease obligations	(255,090)	(241,806)
Payments of long-term debt	(42,753)	(41,756)
Proceeds from stock options	349,117	—
Net cash provided by (used in) financing activities	90,439	(420,584)

Effect of exchange rate changes on assets and liabilities	(34,020)	53,290
Net (decrease) increase in cash and cash equivalents	(1,779,042)	1,860,384
Cash and cash equivalents at beginning of period	4,839,866	2,279,869
Cash and cash equivalents at end of period	$3,060,824	$4,140,253

Supplemental disclosure of cash flow information:
Cash paid for
Interest	$165,457	$119,972
Income taxes	$351,227	$118,917

Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$397,685	$236,199

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

	For the Nine Months		For the Three Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Weighted average common shares outstanding	6,776,137	6,655,865	6,812,673	6,655,865
Dilutive effect of stock options	205,700	88,342	224,828	118,636
Diluted weighted average common shares outstanding	6,981,837	6,744,207	7,037,501	6,774,501

3.	Comprehensive Income

Total comprehensive income (loss) was $713,774 and ($56,015) for the nine and three months ended March 31, 2005, respectively, and $1,534,638 and $506,051 for the nine and three months ended March 31, 2004, respectively. Accumulated other comprehensive income is comprised of foreign currency translation adjustments.

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

	For the Nine Months		For the Three Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Net income - As reported:	$597,964	$1,171,077	$3,361	$388,049
Stock based compensation determined under SFAS 123	(692,357)	(473,867)	(327,498)	(193,318)
Net income (loss)- Pro forma:	($ 94,393)	$697,210	($ 324,137)	$194,731
Net income (loss) per share - Basic:
As reported	$.09	$.18	$—	$.06
Pro forma	($ .01)	$.10	($ .05)	$.03
Net income (loss) per share - Diluted:
As reported	$.09	$.17	$—	$.06
Pro forma	($ .01)	$.10	($ .05)	$.03

The Financial Accounting Standards Board (“FASB”) issued FASB Statement 123R, Share-Based Payment (“FAS 123R”) in December 2004. FAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. FAS 123R is effective for public companies for annual periods beginning after June 15, 2005. Management is currently evaluating the impact of FAS 123R and has not determined the impact of this statement on the consolidated financial statements.

5.	Inventories

Inventories are summarized as follows:

	March 31, 2005	June 30, 2004
Raw material	$5,003,942	$4,397,472
Work-in-process	2,381,142	1,733,577
Finished goods	5,290,492	4,813,523
	$12,675,576	$10,944,572

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

6.	Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31, 2005	June 30, 2004
Accrued payroll and vacation	$309,318	$296,628
Accrued VAT and sales tax	132,997	155,180
Accrued commissions and bonuses	17,059	387,078
Customer deposits and deferred contracts	868,273	808,414
Accrued professional fees	198,261	176,426
Other	39,210	33,371
	$1,565,118	$1,857,097

7.	Loans to Affiliate

Hearing Innovations, Inc.
During fiscal 2005, the Company entered into ten loan agreements whereby Hearing Innovations, Inc. (“Hearing Innovations”) was required to pay the Company an aggregate amount of $62,383 due December 31, 2004. The notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire an aggregate of 62,383 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expire in December 2005. The Company recorded an allowance against the entire balance and accrued interest due for the period ended March 31, 2005. Hearing Innovations suspended operations in April 2004 and filed for bankruptcy in November 2004.

In connection with the adoption of FASB Interpretation 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a Variable Interest Entity and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company’s consolidated results of operations or financial condition. Since Hearing Innovations is now consolidated, loans of $62,383 for the nine months ended March 31, 2005 are eliminated in consolidation.

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. Hearing Innovations filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in November 2004 and a plan was confirmed in January 2005. During February 2005, the Company funded Hearing Innovations with $150,000 for the reorganization plan. Once the plan is fully consummated, the Company will own 100% of the equity in Hearing Innovations.

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

For the nine months ended March 31, 2005:

		Laboratory and	(a)
	Medical Device Products	Scientific Products	Corporate and Unallocated	Total
Net sales	$17,317,800	$14,699,085	$—	$32,016,885
Cost of goods sold	9,621,898	8,988,439	—	18,610,337
Gross profit	7,695,902	5,710,646	—	13,406,548
Selling expenses	2,284,383	2,123,168	—	4,407,551
Research and development expenses	1,816,253	723,817	—	2,540,070
Total operating expenses	4,100,636	2,846,985	6,026,911	12,974,532
Income (loss) from operations	$3,595,266	$2,863,661	($ 6,026,911)	$432,016

(a)	Amount represents general and administrative expenses.

For the three months ended March 31, 2005:

		Laboratory and	(a)
	Medical Device Products	Scientific Products	Corporate and Unallocated	Total
Net sales	$5,666,421	$5,213,186	$—	$10,879,607
Cost of goods sold	3,083,901	3,246,556	—	6,330,457
Gross profit	2,582,520	1,966,630	—	4,549,150
Selling expenses	770,968	705,268	—	1,476,236
Research and development expenses	640,498	277,614	—	918,112
Total operating expenses	1,411,466	982,882	2,284,786	4,679,134
Income (loss) from operations	$1,171,054	$983,748	($ 2,284,786)	($ 129,984)

(a)	Amount represents general and administrative expenses.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

For the nine months ended March 31, 2004:

		Laboratory and	(a)
	Medical Devices	Scientific Products	Corporate and Unallocated	Total
Net sales	$15,771,176	$12,491,080	$—	$28,262,256
Cost of goods sold	8,700,327	7,463,827	—	16,164,154
Gross profit	7,070,849	5,027,253	—	12,098,102
Selling expenses	1,415,141	1,867,171	—	3,282,312
Research and development expenses	1,119,595	598,283	—	1,717,878
Total operating expenses	2,534,736	2,465,454	5,703,640	10,703,830
Income from operations	$4,536,113	$2,561,799	$(5,703,640)	$1,394,272

(a)	Amount represents general and administrative expenses.

For the three months ended March 31, 2004:

		Laboratory and	(a)
	Medical Devices	Scientific Products	Corporate and Unallocated	Total
Net sales	$6,040,544	$4,305,705	$—	$10,346,249
Cost of goods sold	3,299,161	2,592,899	—	5,892,060
Gross profit	2,741,383	1,712,806	—	4,454,189
Selling expenses	551,549	652,271	—	1,203,820
Research and development expenses	424,851	229,381	—	654,232
Total operating expenses	976,400	881,652	1,813,594	3,671,646
Income from operations	$1,764,983	$831,154	$(1,813,594)	$782,543

(a)	Amount represents general and administrative expenses.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the nine months ended March 31:

	2005	2004
United States	$19,806,026	$18,746,761
Canada	707,669	342,071
Mexico	21,101	229,603
United Kingdom	7,389,117	6,383,027
Europe	2,419,255	1,133,740
Asia	775,694	757,271
Middle East	372,683	229,229
Other	525,340	440,554
	$32,016,885	$28,262,256

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months Ended March 31, 2005 and 2004.

Net sales: Net sales of the Company's medical device products and laboratory and scientific products increased $3,754,629 to $32,016,885 for the nine months ended March 31, 2005 from $28,262,256 for the nine months ended March 31, 2004. This difference in net sales is due to an increase in sales of medical device products of $1,546,624 to $17,317,800 for the nine months ended March 31, 2005 from $15,771,176 for the nine months ended March 31, 2004. This difference in net sales is also due to an increase in sales of laboratory and scientific products of $2,208,005 to $14,699,085 for the nine months ended March 31, 2005 from $12,491,080 for the nine months ended March 31, 2004. The increase in sales of medical device products was due to an increase in therapeutic medical device products shipments of $282,134 and an increase in sales of diagnostic medical device products of $1,264,490, both due to increased customer demand for several diagnostic and therapeutic medical device products. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factors. The remaining increase in sales of therapeutic medical device products is due to increased demand for several products. The increase in sales of laboratory and scientific products is due to an increase in Labcaire sales of $1,313,265, sales of wet scrubber products of $564,126 and ductless fume enclosure products of $383,855 partially offset by a decrease in laboratory ultrasonic products sales of $53,241. The increase in Labcaire sales is primarily due to the strengthening of the English Pound and an increase in demand for the Guardian (endoscopic cleaning) product. The increase in sales of wet scrubber products is due to increased demand from semiconductor and non-semiconductor manufacturers of process related products. The increase in sales of ductless fume enclosure products is due to an increase in demand relating to new clean air standards for the state of California for the manufacturing process. The decrease in sales of laboratory ultrasonic products is due to decreased demand for such products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the nine months ended March 31, 2005 and 2004, the Company had foreign net sales of $12,210,859 and $9,515,495, respectively, representing 38% and 34% of net sales for such years, respectively. The increase in foreign sales during the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 is substantially due to increased sales of therapeutic medical device products in Europe and increased Labcaire product sales. In March 2004, the Company signed an exclusive distribution agreement with Focus Surgery, Inc. (“Focus Surgery”) for the sale of the Sonablate 500 for the treatment of prostate cancer and other prostatic tumors in the geographic areas of Western Europe, Eastern Europe and Russia. The agreement is for a term of two years, with automatic renewals for successive one-year terms as long as minimum quantities are purchased. Labcaire represented 70% and 75% of foreign net sales during the nine months ended March 31, 2005 and 2004, respectively. The remaining 30% and 25% represents net foreign sales remitted in U.S. Dollars during the nine months ended March 31, 2005 and 2004, respectively. Approximately 27% of the Company’s revenues for the nine months ended March 31, 2005 were received in English Pounds. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. Dollars using weighted average rates of 1.86 and 1.77 for the nine months ended March 31, 2005 and 2004, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the nine months ended March 31:

	2005	2004

United States	$19,806,026	$18,746,761
Canada	707,669	342,071
Mexico	21,101	229,603
United Kingdom	7,389,117	6,383,027
Europe	2,419,255	1,133,740
Asia	775,694	757,271
Middle East	372,683	229,229
Other	525,340	440,554
	$32,016,885	$28,262,256

Summarized financial information for each of the segments for the nine months ended March 31, 2005 and 2004 are as follows:

For the nine months ended March 31, 2005:

		Laboratory and	(a)
	Medical Device Products	Scientific Products	Corporate and Unallocated	Total
Net sales	$17,317,800	$14,699,085	$—	$32,016,885
Cost of goods sold	9,621,898	8,988,439	—	18,610,337
Gross profit	7,695,902	5,710,646	—	13,406,548
Selling expenses	2,284,383	2,123,168	—	4,407,551
Research and development expenses	1,816,253	723,817	—	2,540,070
Total operating expenses	4,100,636	2,846,985	6,026,911	12,974,532
Income (loss) from operations	$3,595,266	$2,863,661	($ 6,026,911)	$432,016

(a)	Amount represents general and administrative expenses.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2004:

		Laboratory and	(a)
	Medical Device Products	Scientific Products	Corporate and Unallocated	Total
Net sales	$15,771,176	$12,491,080	$—	$28,262,256
Cost of goods sold	8,700,327	7,463,827	—	16,164,154
Gross profit	7,070,849	5,027,253	—	12,098,102
Selling expenses	1,415,141	1,867,171	—	3,282,312
Research and development expenses	1,119,595	598,283	—	1,717,878
Total operating expenses	2,534,736	2,465,454	5,703,640	10,703,830
Income (loss) from operations	$4,536,113	$2,561,799	$(5,703,640)	$1,394,272

(a)	Amount represents general and administrative expenses.

Gross profit: Gross profit decreased to 41.9% for the nine months ended March 31, 2005 from 42.8% for the nine months ended March 31, 2004. Gross profit for medical device products decreased to 44.4% of sales for the nine months ended March 31, 2005 from 44.8% of sales for the nine months ended March 31, 2004. The decrease in gross profit for medical device products was impacted by an unfavorable mix of sales of therapeutic medical device products and diagnostic medical device products and lower volume. Gross profit for laboratory and scientific products decreased to 38.9% for the nine months ended March 31, 2005 from 40.2% for the nine months ended March 31, 2004. The decrease in gross profit for laboratory and scientific products is predominantly due to a decrease in gross profit margin for ductless fume enclosure products due to discounting offset by an increase in gross profit margins for wet scrubber products due to increased volume. The Company manufactures and sells both medical device products and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $1,125,239 to $4,407,551 for the nine months ended March 31, 2005 from $3,282,312 for the nine months ended March 31, 2004. Medical device products selling expenses increased $869,242, predominantly due to additional sales personnel and marketing efforts for European distribution of the Sonablate 500 product used to treat prostate cancer and other prostatic afflictions. Laboratory and scientific products selling expenses increased $255,997, predominantly due to an increase in marketing expenses for Labcaire’s Guardian endoscopic cleaning product and the strengthening of the English Pound.

General and administrative expenses: General and administrative expenses increased $323,271 from $5,703,640 for the nine months ended March 31, 2004 to $6,026,911 for the nine months ended March 31, 2005. The increase was primarily attributable to increased consulting expense related to enhancing the Company’s quality control system to identify key quality metrics which are designed to improve first pass yields and other manufacturing efficiency measurements, increased stockholder relations expenses, accounting fees and rent expense for a new location for Sonora Medical Systems.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and development expenses: Research and development expenses increased $822,192 from $1,717,878 for the nine months ended March 31, 2004 to $2,540,070 for the nine months ended March 31, 2005. Medical device products research and development expenses increased $696,658 predominantly due to increased research and development efforts for a product to treat liver and kidney cancer and the upgrade of our ultrasonic platform to a more modern digital format. Laboratory and scientific products research and development expenses increased $125,534, predominantly due to increased research and development efforts in various product enhancements and new product designs.

Other income (expense): Other income for the nine months ended March 31, 2005 was $549,004 as compared to $760,244 for the nine months ended March 31, 2004. The decrease was primarily due to a decrease in royalty income. The Company received an additional royalty payment for the quarter ended September 30, 2003 of approximately $403,000, which was based upon a review of United States Surgical records that determined that royalties were due for prior years. The review showed that United States Surgical owed (and subsequently paid in the first quarter of fiscal 2004) royalties due on a product that was not included in the original royalty computation.

Income taxes: The effective tax rate is 35.3% for the nine months ended March 31, 2005, as compared to an effective tax rate of 44.7% for the nine months ended March 31, 2004. The decrease in the consolidated effective tax rate was due to the increase in both foreign sales and in anticipated research and development credits.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 2005 and 2004.

Net sales: Net sales of the Company's medical device products and laboratory and scientific products increased $533,358 to $10,879,607 for the three months ended March 31, 2005 from $10,346,249 for the three months ended March 31, 2004. This difference is due to an increase in sales of laboratory and scientific products of $907,481 to $5,213,186 for the three months ended March 31, 2005 from $4,305,705 for the three months ended March 31, 2004. The increase in laboratory and scientific products sales was partially offset by a 6.2% decrease in sales of medical device products of $374,123 to $5,666,421 for the three months ended March 31, 2005 from $6,040,544 for the three months ended March 31, 2004. The decrease in medical device products revenue was predominantly due to reduced shipments of therapeutic medical device products from $3,665,874 in the third fiscal 2004 quarter to $2,609,936 in the third fiscal 2005 quarter. This decrease was attributable to a reduction of shipments to Focus Surgery on production units for Asia and Japan and a temporary reduction of shipments for the Company’s AutoSonix products. The decrease in shipments of therapeutic medical device products was partially offset by a $681,815 increase in diagnostic medical device products revenues from $2,374,671 to $3,056,486. The increase in laboratory and scientific products revenues was due to an increase in Labcaire sales of $1,023,621 and an increase in sales of ultrasonic laboratory and scientific products sales of $104,443. Wet scrubber products sales decreased $183,356 in the 2005 quarter due to the timing of orders and delivery dates. In addition, fume enclosure products sales also decreased $37,227 during the 2005 quarter. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended March 31, 2005 and 2004, the Company had foreign net sales of $4,465,793 and $3,526,136, respectively, representing 41.0% and 34.0% of net sales for such years, respectively. The increase in foreign sales during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is substantially due to increased Labcaire product sales. In March 2004, the Company signed an exclusive distribution agreement with Focus Surgery for the sale of the Sonablate 500 for the treatment of prostate cancer and other prostatic tumors in the geographic areas of Western Europe, Eastern Europe and Russia. The agreement is for a term of two years with automatic renewals for successive one-year terms as long as minimum quantities are purchased. Labcaire represented 77% and 68% of foreign net sales during the three months ended March 31, 2005 and 2004, respectively. The remaining 23% and 32% represents net foreign sales remitted in U.S. Dollars during the three months ended March 31, 2005 and 2004, respectively. Approximately 31% of the Company’s revenues for the three months ended March 31, 2005 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.89 and 1.84 for the three months ended March 31, 2005 and 2004, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended March 31:

	2005	2004

United States	$6,413,814	$6,820,113
Canada	252,266	193,001
Mexico	2,000	63,170
United Kingdom	2,966,475	2,163,826
Europe	800,277	621,660
Asia	109,352	339,507
Middle East	181,538	78,193
Other	153,885	66,779
	$10,879,607	$10,346,249

Summarized financial information for each of the segments for the three months ended December 31, 2003 and 2004 are as follows:

For the three months ended March 31, 2005:

		Laboratory and	(a)
	Medical Device Products	Scientific Products	Corporate and Unallocated	Total
Net sales	$5,666,421	$5,213,186	$—	$10,879,607
Cost of goods sold	3,083,901	3,246,556	—	6,330,457
Gross profit	2,582,520	1,966,630	—	4,549,150
Selling expenses	770,968	705,268	—	1,476,236
Research and development expenses	640,498	277,614	—	918,112
Total operating expenses	1,411,466	982,882	2,284,786	4,679,134
Income (loss) from operations	$1,171,054	$983,748	($ 2,284,786)	($ 129,984)

(a)	Amount represents general and administrative expenses.

For the three months ended March 31, 2004:

		Laboratory and	(a)
	Medical Device Products	Scientific Products	Corporate and Unallocated	Total
Net sales	$6,040,544	$4,305,705	$—	$10,346,249
Cost of goods sold	3,299,161	2,592,899	—	5,892,060
Gross profit	2,741,383	1,712,806	—	4,454,189
Selling expenses	551,549	652,271	—	1,203,820
Research and development expenses	424,851	229,381	—	654,232
Total operating expenses	976,400	881,652	1,813,594	3,671,646
Income (loss) from operations	$1,764,983	$831,154	($ 1,813,594)	$782,543

(a)	Amount represents general and administrative expenses.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit: Gross profit decreased from 43.1% for the three months ended March 31, 2004 to 41.8% for the three months ended March 31, 2005. Gross profit for medical device products increased to 45.6% of sales for the three months ended March 31, 2005 from 45.4% of sales for the three months ended March 31, 2005. Gross profit for laboratory and scientific products decreased to 37.7% for the three months ended March 31, 2005 from 39.8% for the three months ended March 31, 2004. The decrease in gross profit for laboratory and scientific products was negatively impacted by the unfavorable order mix for sales of ductless fume enclosure products due to discounting. The Company manufactures and sells both medical device products and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $272,416 to $1,476,236 for the three months ended March 31, 2005 from $1,203,820 for the three months ended March 31, 2004. Medical device products selling expenses increased $219,419, due both to additional sales and marketing efforts for therapeutic medical device products in Europe and clinical costs for the wound debrider product. Laboratory and scientific products selling expenses increased $52,997, predominantly due to an increase in marketing expenses for Labcaire’s Guardian endoscopic cleaning product and the strengthening of the English Pound.

General and administrative expenses: General and administrative expenses increased $471,192 to $2,284,786 for the three months ended March 31, 2005 from $1,813,594 for the three months ended March 31, 2004. The March 2004 quarter included a reduction of bad debt expense of $198,000 and there was no similar benefit in the March 2005 quarter. The increase was also due to increased general and administrative expenses related to consultants, stockholder relations expenses, accounting fees related to income tax matters and corporate insurance expenses.

Research and development expenses: Research and development expenses increased $263,880 to $918,112 for the three months ended March 31, 2005 from $654,232 for the three months ended March 31, 2004. Medical device products research and development expenses increased $215,647, predominantly due to increased research and development efforts for a product to treat liver and kidney cancer and upgrading our ultrasonic platform to a more modern digitized format. Research and development expenses for laboratory and scientific products increased $48,233, predominantly due to increased research and development efforts for various product enhancements and new product designs.

Other income (expense): Other income increased $192,882 for the three months ended March 31, 2005 to $195,111, as compared to $2,229 for the three months ended March 31, 2004. The 2004 period included an impairment loss of $163,200 related to loans to Hearing Innovations, Inc. Royalty income increased by $36,819 during the March 2005 quarter, which was partially offset by an increase in interest expense of $9,766. The increase in interest expense is due to an increase in the average outstanding balance of the Labcaire note payable and capital leases for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income taxes: The effective tax rate was 91% and 50% for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively. The increase was due to the large percentage of minority interest income to total income.

Critical Accounting Policies:

General: Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 includes a summary of the Company’s significant accounting policies and methods used in the preparation of its financial statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, property, plant and equipment, goodwill and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

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

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which is currently effective for public companies for annual periods beginning after June 15, 2005. The Company is required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. SFAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued To Employees”, and would instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

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

Liquidity and Capital Resources:

Working capital at March 31, 2005 and June 30, 2004 was $17,703,037 and $16,997,590, respectively. In the nine months ended March 31, 2005, cash used in operations totaled $1,275,132. The decrease in the cash balance is predominately due to the increase in inventory to support future shipments, prepaid insurance premiums for policies with renewal dates in March, and payments of accounts payable and accrued expenses. In the nine months ended March 31, 2005, cash used in investing activities was $560,329, which primarily consisted of the purchase of property, plant and equipment during the regular course of business. In the nine months ended March 31, 2005, cash provided by financing activities was $90,439, primarily consisting of increased short-term borrowings and receipts from the exercise of employee stock options, partially offset by payments on capital lease obligations, short-term borrowings and long-term debt.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,800,000 (£950,000) and bears interest at the bank’s base rate of 5.25% plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement was renewed effective February 28, 2005 through June 30, 2005 and covers all United Kingdom and European sales.

The Company secured a $5,000,000 revolving credit facility with Bank of America on January 18, 2002, which expired on February 18, 2005. The Company is currently negotiating a new credit facility with Bank of America, which agreement will be retroactive to February 18, 2005.

Hearing Innovations, Inc.

During fiscal 2005, the Company entered into ten loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $62,383 due December 31, 2004. The notes bear interest at 8% per annum. The notes are secured by a lien on all of Hearing Innovations’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of these agreements. The loan agreements contain warrants to acquire an aggregate of 62,383 shares of Hearing Innovations common stock, at the option of the Company, at a cost of $.20 per share. These warrants, which are deemed nominal in value, expired in December 2004. The Company recorded an allowance against the entire balance and accrued interest due for the period ended March 31, 2005. Hearing Innovations suspended operations in April 2004 and filed for bankruptcy in November 2004.

In connection with the adoption of FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a variable interest entity and the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company’s consolidated results of operations or financial condition. Since Hearing Innovations is now consolidated, loans of $62,383 for the nine months ended March 31, 2005 are eliminated in consolidation.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. Hearing Innovations filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in November 2004 and a plan was confirmed in January 2005. During February 2005 the Company funded Hearing Innovations $150,000 for the reorganization plan. Once the plan is fully consummated, the Company will own 100% of the equity in Hearing Innovations.

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

Foreign Exchange Rates:

Approximately 27% of the Company’s revenues in the nine month period ended March 31, 2005 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.86 and 1.77 for the nine months ended March 31, 2005 and 2004, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

MISONIX, INC.

PART II -  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on January 27, 2005, Messrs. Howard Alliger, John W. Gildea, Michael A. McManus, Jr., T. Guy Minetti and Thomas F. O’Neill were elected as Directors for a one-year term. The votes were as follows: Mr. Alliger-votes for 5,785,354; votes withheld 943,014. Mr. Gildea-votes for 6,272,749; votes withheld 455,619. Mr. McManus - votes for 5,783,704; votes withheld 944,664. Mr. Minetti - votes for 6,096,544; votes withheld 631,824. Mr. O’Neill - votes for 6,147,077; votes withheld - 581,291.

The shareholders ratified the selection of Ernst & Young LLP as the Company’s auditors for its 2005 fiscal year by a vote of 6,694,879 shares for and 25,209 shares against, with 8,280 shares abstaining.

The shareholders failed to approve the adoption of the Company’s 2004 Employee Stock Option Plan by a vote of 1,353,111 shares for and 2,025,902 shares against, with 81,621 shares abstaining.

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

MISONIX, INC. (Registrant)

Date: May 13, 2005	By:	/s/ Michael A. McManus, Jr.

Michael A. McManus, Jr. President and Chief Executive Officer

By:	/s/ Richard Zaremba

Richard Zaremba Senior Vice President, Chief Financial Officer, Treasurer and Secretary