Form 10-K
period 2005-06-30
MISONIX INC
filed 2005-09-28
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                  to

Commission file number: 1-10986

MISONIX, INC.
(Exact name of registrant as specified in its charter)

New York	11-2148932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1938 New Highway, Farmingdale, New York	11735
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-9555

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2004 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $44,225,379.

There were 6,851,519 shares of Common Stock outstanding at September 26, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Report on Form 10-K, and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. In particular, the Company may not be successful in its efforts with respect to strategic opportunities for its Laboratory and Scientific Division and the affect this activity may have on the other businesses within the Company. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include general economic conditions, delays and risks associated with the performance of contracts, uncertainties as a result of research and development, potential acquisitions, consumer and industry acceptance, litigation and/or court proceedings, including the timing and monetary requirements of such activities, regulatory risks including approval of pending and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in the Company's business lines, and other factors discussed in this Annual Report on Form 10-K.

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

The Company's 100% owned subsidiary, Hearing Innovations, Inc. ("Hearing Innovations"), is a development company with patented HiSonic ultrasonic technology for profound deafness and tinnitus.

In fiscal 2005, approximately 37% of the Company's net sales were to foreign markets. Labcaire, which manufactures and sells the Company's fume enclosure line as well as its own range of laboratory and medical environmental control products, represents approximately 76% of the Company's net sales to foreign markets. Labcaire also distributes the Company's ultrasonic equipment for use in scientific and industrial markets, predominately in the United Kingdom. Sales by the Company in other major industrial countries are made primarily through distributors. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by Misonix in the United States. Labcaire experiences minimal currency exposure since the major portion of its revenues are from the United Kingdom. Labcaire revenues outside the United Kingdom are remitted in British Pounds.

Misonix represents approximately 15% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit and are remitted to Misonix in U.S. currency.

Sonora represents approximately 9% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit or have a long term relationship where credit risk is minimal and are remitted to Sonora in U.S. currency.

In July 2005, the Company has retained Think Equity Partners LLC to advise and assist Misonix in identifying and evaluating strategic opportunities for its Laboratory and Scientific Products segment.

Medical Devices

The Company's medical device products are subject to the regulatory requirements of the Food and Drug Administration ("FDA"). A medical device as defined by the FDA is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a "Medical Device"). The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be materially adverse at this time and neither has the FDA sought legal remedies available, nor have there been any violations of its regulations alleged, against the Company at present.

In October 1996, the Company entered into a twenty-year license agreement (the "USS License") with United States Surgical Corporation ("USS") covering the further development of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. The Company received $100,000 under the option agreement preceding the USS License. Under the USS License, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company has received aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Licensing fees from the USS License are amortized over the term of the USS License. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $5,778,000, $7,198,000, and $6,205,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Total royalties from sales of this device were approximately $940,000, $1,402,000 and $664,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Byron Medical, Inc. ("Byron") for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. Total sales of this device were approximately $2,375,000, $1,732,000 and $536,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Included in litigation (recovery) settlement expenses in fiscal 2004 is $344,435 which represents the sale of Lysonix 2000 units by Byron that were received by Byron from LySonix, Inc. ("LySonix") in connection with inventory received under the settlement agreement with LySonix. This inventory was previously reserved for in the fiscal year ended June 30, 2002, as its saleability was uncertain.

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

Focus Surgery, Inc.

On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. ("Focus") to obtain a 20% equity position in Focus for $3,050,000 and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 5% of the equity of Focus. Focus is located in Indianapolis, Indiana. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products, currently the Sonablate® 500, and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the right to utilize HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of the equity of Focus. In February 2001, the Company exercised its right to start research and development for the treatment of kidney and liver tumors utilizing HIFU technology. The Company has subcontracted Focus to perform research and development activities for which the Company paid $452,000 in fiscal 2005 to Focus and which is recorded as research and development expenses. During fiscal 2005, Focus entered into an exclusive agreement with the Company to distribute the Sonoblate 500 in the European market.

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

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contains warrants to acquire additional shares. These warrants are deemed nominal in value. The loan is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The loan has been extended until May 30, 2006. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

The Company's portion of the net losses of Focus were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2005 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus' losses since 2001 before the Company can record income from Focus. Focus' unaudited net loss in fiscal year 2005 was $188,000. The Company will start to record its share of Focus' income when Focus' income is greater than the losses from fiscal year 2002 through fiscal 2005 which aggregated to approximately $1,900,000.

Hearing Innovations, Inc.

On October 18, 1999, the Company and Hearing Innovations completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock were also part of the agreement. Upon exercise of the warrants, the Company had the right to manufacture Hearing Innovations' ultrasonic products and also had the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). Hearing Innovations is located in Farmingdale, New York. Hearing Innovations is focusing on multiple applications for its patented supersonic bone conduction hearing technology. The HiSonic® is a 510(k) approved (FDA approved) non-invasive hearing device that processes audible sounds into supersonic vibrations that can be heard and understood as speech through bone conduction. For the profoundly deaf, the HiSonic is the only known available alternative therapy to cochlear implant surgery. HiSonic is completely non-invasive and may cost 80% less than surgery. Hearing Innovations has also received 510(k) approval from the FDA for the Tinnitus product, Hisonix TRD. Tinnitus is characterized by constant sound in the ear that can range from a metallic ringing, buzzing, popping or nonrhythmic beating.

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then-outstanding loans aggregating approximately $192,000 (with accrued interest) was exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the "Hearing Debenture"). The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Company believed the Hearing Debenture is impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $397,678 due May 30, 2002. The Company recorded an allowance against the entire balance and interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Company believed the loans and the related interest were impaired since the Company did not anticipate these loans would be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due November 30, 2003. The Company recorded an allowance against the entire balance and accrued interest due in fiscal 2002. The related expense has been included in loss on impairment of loans in the accompanying consolidated statement of income. The Company believed the loans and related interest were impaired since the Company did not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2003, the Company entered into sixteen loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $274,991 due November 30, 2003. The Company recorded an allowance against the entire balance and accrued interest due in fiscal 2003. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statement of income. The Company believed the loans and related interest were impaired since the Company did not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2004, the Company entered into eight loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $199,255 of which $455 was in the fourth quarter of fiscal 2004 and was eliminated in consolidation. The Company recorded an allowance against amounts loaned prior to April 1, 2004, which totaled $198,800. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believed the loans and related interest were impaired since the Company did not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements and Hearing Innovations has no predictable cash flows from its product revenue.

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

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company committed to fund Hearing Innovations up to $150,000 for the reorganization plan. Hearing Innovations filed for relief under Chapter 11 of the U.S. Bankruptcy Code in September 2004. The Plan of Reorganization of Hearing Innovations was confirmed by the court on January 13, 2005. Based upon the final decree, and the approval by the court of the Bankruptcy Plan, the Company owns 100% of the equity in Hearing Innovations.

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

Laboratory and Scientific Products

The Company's other revenue producing activities consist of the manufacture and sale of Sonicator® ultrasonic liquid processors and cell disruptors, Aura™ ductless fume hood products and Mystaire® scrubbers for the abatement of air pollution and Guardian autoscope reprocessing disinfecting and rinsing equipment.

Since 1959, the Sonicator line of products has been at the leading edge of ultrasound technology for the laboratory. Misonix has developed the application of sonication as it is currently used in research laboratories to disrupt cells and bacteria, accelerate chemical reactions in the extraction of proteins from cells, in genomic and proteomic research. Over the years our engineering staff has greatly improved the design and performance of the instrument to include a variety of ultrasonic generators, horns and probe accessories to handle virtually any laboratory application and the term Sonicator has become synonymous with ultrasonic liquid processing.

The Aura ductless fume hood products offers 40 years of experience in providing safe work environments to Medical, Pharmaceutical, Biotech, Semiconductor, Law Enforcement, Federal and Local Government laboratories. We manufacture a complete line of ductless fume enclosures to control and eliminate hazardous vapors, noxious odors and particulates in the laboratory. All fume enclosure products utilize either activated carbon or HEPA filters to capture contaminants and are a cost effective alternative to standard laboratory fume hoods that require expensive ductwork to vent contaminants to the outside. Misonix also offers laminar airflow stations and PCR enclosures. Misonix Ductless Fume Hoods meet or exceed applicable OSHA, ANSI, NFPA, SEFA and ASHRAE standards for ductless fume hoods.

School Demonstration Ductless Fume Hoods have proven to be a valuable addition to hundreds of high school science laboratories. Multiple application filters allow for the use of a variety of chemicals and a clear back panel enables students to view demonstrations from all sides.

The technology used in the Aura™ ductless fume enclosures has also been adapted for specific uses in crime laboratories. The Forensic Evidence Cabinet protects wet evidence from contamination while it is drying and simultaneously protects law enforcement personnel from evidence that can be noxious and hazardous. The Cyanoacrylate (liquid glue) Fuming Chamber is used by fingerprinting experts to develop fingerprints on non-porous surfaces while providing protection from hazardous cyanoacrylate fumes.

In June 1992, the Company initially acquired an 81.4% interest in Labcaire for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being treated as goodwill. The balance of the capital stock of Labcaire was owned by three executives and one retired executive of Labcaire, who, under a purchase agreement (the "Labcaire Agreement"), sold one-seventh of their total holdings of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. As of June 30, 2003 the Company owned 100% of Labcaire. Under the Labcaire Agreement, the Company purchased such shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year, which amount is being treated as goodwill. Total goodwill associated with Labcaire is $1,214,808 of which $1,063,294 remains at June 30, 2005.

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

The Mystaire pre-engineered scrubbing system is an air pollution abatement system which removes difficult airborne contaminants emitted from laboratory and industrial processes at the source. The Mystaire scrubber systems utilize a wide variety of technologies to operate on a broad range of contaminants and is particularly effective on gaseous contaminants such as acid gases, mists, particulate matter, aerosol, and odor removal. The Company also manufactures a range of "point of use" scrubbers for the microelectronics industry. This equipment eliminates toxic and noxious contaminants arising from silicon wafer production.

Market and Customers

Medical Devices

The Company relies on its licensee, USS, a significant customer, for marketing its ultrasonic surgical device. The Company relies on distributors such as Byron Medical, Inc., Aesculap, Inc. and ACMI Corporation and independent distributors for the marketing of its other medical products.

Sonora relies on direct salespersons and distributors for the marketing of its ultrasonic medical devices. Focus is utilizing the Company, in an exclusive agreement, to distribute the Sonablate 500 in the European market and Russia, which allows the Company to sell directly to end users such as doctors and hospitals and distributors. The Company sells the neuroaspirator medical device directly to end users and distributors internationally.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix 2000/3000 soft tissue aspirator used for cosmetic surgery.

Laboratory and Scientific Products

The Company relies on direct salespersons, distributors, manufacturing representatives and catalog listings for the marketing of its laboratory and scientific products. The Company currently sells its products through five manufacturers' representative firms, twenty distributors in the United States and fourteen internationally. The Company currently employs direct sales persons who operate outside the Company's offices and conducts direct marketing on a regional basis.

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

In fiscal 2005, approximately 37% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's laboratory and scientific products and manufactures and sells the Company's fume enclosure line as well as its own range of laboratory and hospital environmental control products, such as the Guardian endoscope cleaning device. Sales by the Company in other major industrial countries are made through distributors.

The Company views a wide range of industries as prospective customers for its pollution abatement scrubbers. Scrubbers are usable in any industry or environment in which airborne contaminants are created, in particular, the semiconductor manufacturing, chemical processing and pharmaceuticals industries. The Company sells wet scrubbers directly to end users.

Manufacturing and Supply

Medical Devices

The Company manufactures and assembles its medical devices and Focus Surgery and Hearing Innovations products at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company is not dependent upon any single source of supply and has no long-term supply agreements. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.

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

Competition

Medical Devices

Competition in the medical devices and the medical repair and refurbishment industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company's. Some of the Company's major competitors are Johnson & Johnson, Inc., Valley Lab, a division of Tyco Healthcare, Integra Life Sciences, Inc., EDAP, TMS S.A., Ambassador Medical, a subsidiary of GE Medical, Philips and Siemens.

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

Regulatory Requirements

The Company's medical device products are subject to the regulatory requirements of the FDA. A medical device as defined by the FDA is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a "Medical Device"). The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be materially adverse at this time and neither has the FDA sought legal remedies available, nor have there been any violations of its regulations alleged, against the Company at present.

Patents, Trademarks, Trade Secrets and Licenses

Pursuant to a royalty free license agreement with an unaffiliated third party, the Company has the right to use the trademark "Sonicator" in the United States. The Company also owns trademark registrations for Mystaire in both England and Germany.

The following is a list of the U.S. patents which have been issued to the Company:

Number	Description	Issue Date	Expiration Date
4,920,954	Cavitation Device – relating to the Alliger System for applying ultrasonic arteries using a generator, transducer and titanium wire.	05/01/1990	08/05/2008
5,026,167	Fluid Processing – relating to the Company's environmental control product line for introducing ozone and liquid into the cavitation zone for an ultrasonic probe.	06/25/1991	10/19/2009
5,032,027	Fluid processing – relating to the Company's environmental control product line for the intimate mixing of ozone and contaminated water for the purpose of purification.	07/16/1991	10/19/2009
5,248,296	Wire with sheath – relating to the Company's Alliger System for reducing transverse motion in its catheters.	09/23/1993	12/24/2010
5,306,261	Guidewire guides – relating to the Company's Alliger System for a catheter with collapsible wire guide.	04/26/1994	01/22/2013
5,443,456	Guidewire guides – relating to the Company's Alliger System for a catheter with collapsible wire guide.	08/22/1995	02/10/2014
5,371,429*	Flow-thru transducer – relating to the Company's liposuction system and its ultrasonic laboratory and scientific products for an electromechanical transducer device.	12/06/1994	09/28/2013
5,397,293	Catheter sheath – relating to the Company's Alliger System for an ultrasonic device with sheath and transverse motion damping.	03/14/1995	11/25/2012
5,419,761*	Liposuction – relating to the Company's liposuction apparatus and associated method.	05/30/1995	08/03/2013
5,465,468	Flow-thru transducer – relating to the method of
making an electromechanical transducer device to be used in conjunction with the Company's soft tissue aspiration system and ultrasonic
	laboratory and scientific products.	11/14/1995	12/06/2014
5,516,043	Atomizer horn – relating to an ultrasonic atomizing device, which is used in the Company's laboratory and scientific products.	05/14/1996	06/30/2014

Number	Description	Issue Date	Expiration Date
5,527,273*	Ultrasonic probes – relating to an ultrasonic lipectomy probe to be used with the Company's soft tissue aspiration technology.	06/18/1996	10/6/2014
5,769,211	Autoclavable switch – relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures.	06/23/1998	01/21/2017
5,072,426	Shock wave hydrophone with self-monitoring feature.	12/10/1991	02/08/2011
4,660,573	Ultrasonic lithotriptor probe.	04/28/1987	05/08/2005
4,741,731	Vented ultrasonic transducer for surgical handpiece.	05/03/1988	02/14/2006
5,151,083	Apparatus for eliminating air bubbles in an ultrasonic surgical device.	09/29/1992	07/29/2011
5,151,084	Ultrasonic needle with sleeve that includes a baffle.	09/29/1992	07/29/2011
5,486,162	Bubble control device for an ultrasonic surgical probe.	01/23/1996	01/11/2015
5,562,609	Ultrasonic surgical probe.	10/08/1996	10/07/2014
5,562,610	Needle for ultrasonic surgical probe.	10/08/1996	10/07/2014
5,904,669	Magnetic ball valves and control module.	05/18/1999	10/25/2016
6,033,375	Ultrasonic probe with isolated and teflon coated outer cannula.	03/07/2000	12/23/2017
6,270,471	Ultrasonic probe with isolated outer cannula.	08/07/2001	12/23/2017
6,443,969	Ultrasonic blade with cooling.	09/03/2002	08/15/2020
6,379,371	Ultrasonic blade with cooling.	04/30/2002	11/15/2019
6,375,648	Infiltration cannula with teflon coated outer surface.	04/23/2002	10/02/2018
6,326,039	Skinless sausage or frankfurter manufacturing method and apparatus utilizing reusable deformable support.	12/04/2001	10/31/2020
6,322,832	Manufacturing method and apparatus utilizing reusable deformable support.	11/27/2001	10/31/2020
6,146,674	Method and device for manufacturing hot dogs using high power ultrasound.	11/14/2000	5/27/2019
6,063,050	Ultrasonic dissection and coagulation system.	05/16/2000	10/16/2017
6,036,667	Ultrasonic dissection and coagulation system.	03/14/2000	08/14/2017
6,582,440	Non-clogging catheter for lithotrity.	06/24/2003	12/26/2016
6,578,659	Ultrasonic horn assembly.	06/17/2003	12/01/2020
6,454,730	Thermal film ultrasonic dose indicator.	09/24/2002	04/02/2019

Number	Description	Issue Date	Expiration Date
6,613,056	Ultrasonic probe with low-friction bushings.	09/02/2003	02/17/2019
6,648,839	Ultrasonic medical treatment device for RF cauterization and related method.	11/18/2003	05/08/2022
6,660,054	Fingerprint processing chamber with airborne contaminant containment and adsorption.	12/09/2003	09/10/2021
6,736,814	Ultrasonic medical treatment device for bipolar RF cauterization and related method.	05/18/2004	02/28/2022
6,799,729	Ultrasonic cleaning probe.	10/05/2004	10/05/2021
6,869,439	Ultrasonic dissector.	03/22/2005	03/22/2022
6,902,536	RF cauterization and ultrasonic ablation.	06/07/2005	06/07/2022

* Patents valid also in Japan, Europe and Canada.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration Number	Registration Date	Mark	Goods	Renewal Date
2,611,532	08/27/2002	Mystaire	Scrubbers Employing Fine Sprays Passing Through Mesh for Eliminating Fumes and Odors from Gases.	08/27/2012
1,219,008	12/07/1982	Sonimist	Ultrasonic and Sonic Spray Nozzle for Vaporizing Fluid for Commercial, Industrial and Laboratory Use.	03/22/2013
1,200,359	04/03/2002	Water Web	Lamination of Screens to Provide Mesh to be Inserted in Fluid Stream for Mixing or Filtering of Fluids.	04/03/2013
2,051,093	03/27/2003	Misonix	Anti-Pollution Wet Scrubbers; Ultrasonic Cleaners; Spray Nozzles for Ultrasonic Cleaners.	03/27/2009
2,051,092	02/13/2003	Misonix	Ultrasonic Liquid Processors; Ultrasonic Biological Cell Disrupters; Ultrasonic Cleaners.	02/13/2009
2,320,805	02/22/2000	Aura	Ductless Fume Enclosures.	02/22/2006
2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely, ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers.	02/10/2014
1,195,570	07/14/2002	Astrason	Portable Ultrasonic Cleaners featuring Microscopic Shock Waves.	07/14/2012

Backlog

As of June 30, 2005, the Company's backlog (firm orders that have not yet been shipped) was $7,900,000, as compared to approximately $8,700,000 as of June 30, 2004. The Company's backlog relating to laboratory and scientific products, including Labcaire, was approximately $3,100,000 at June 30, 2005, as compared to $2,900,000 as of June 30, 2004. The Company's backlog relating to medical devices, including Sonora, was approximately $4,800,000 at June 30, 2005, as compared to approximately $5,800,000 at June 30, 2004.

Employees

As of September 15, 2005, the Company, including Labcaire and Sonora, employed a total of 214 full-time employees, including 34 in management and supervisory positions. The Company considers its relationship with its employees to be good.

Business Segments

The following table provides a breakdown of net sales by business segment for the periods indicated:

	Fiscal year ended June 30,
	2005	2004	2003
Medical devices	$24,842,549	$21,350,846	$17,504,978
Laboratory and scientific products	21,064,035	17,708,220	17,353,773
Net sales	$45,906,584	$39,059,066	$34,858,751

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

	Fiscal year ended June 30,
	2005	2004	2003
Canada	$843,777	$565,872	$446,307
Mexico	21,101	229,603	6,230
United Kingdom	11,293,506	9,509,301	8,767,304
Europe	2,823,169	1,502,776	1,357,245
Asia	899,274	1,037,553	1,193,294
Middle East	279,514	325,365	139,501
Other	692,149	627,437	345,643
	$16,852,490	$13,797,907	$12,255,524

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

Item 2.    Properties.

The Company occupies approximately 45,500 square feet at 1938 New Highway, Farmingdale, New York under a lease which expires on June 30, 2010. The rental amount, which is approximately $40,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. Labcaire owns a 20,000 square foot facility in North Somerset, England, which was purchased in fiscal 1999, for which there is a mortgage loan. Sonora occupies approximately 29,000 square feet in Longmont, Colorado under a lease expiring in November 2011. The rental amount is approximately $21,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.

Item 3.    Legal Proceedings.

A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora Medical Systems in the amount of $419,000. The case involved royalties claimed on recoating of transesophogeal probes, which is a process by Sonora. Approximately 80% of the judgment was based on the jury's estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 2005.

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

Fiscal 2005:	High	Low
First Quarter	$8.00	$4.78
Second Quarter	7.24	5.08
Third Quarter	6.86	5.71
Fourth Quarter	6.23	5.16
Fiscal 2004:	High	Low
First Quarter	$5.35	$3.28
Second Quarter	5.10	4.00
Third Quarter	7.37	4.45
Fourth Quarter	11.76	6.97

(b)	As of September 26, 2005, the Company had 6,841,519 shares of Common Stock outstanding and 105 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c)	The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Equity Compensation Plan Information:

Plan category	a) Number of securities to be issued upon the exercise of outstanding options	b) Weighted average exercise price of the outstanding options	c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders.
I. 1991 Plan	30,000	$7.38	—
II. 1996 Director's Plan	235,000	3.73	156,500
III. 1996 Plan	302,276	6.16	11,429
IV. 1998 Plan	401,675	6.59	46,977
V. 2001 Plan	939,124	5.53	4,487
Equity compensation plans not approved by security holders	—	—	—
Total	1,908,075	$5.66	219,393

Item 6.	Selected Financial Data.

Selected income statement data:

	Year Ended June 30,
	2005	2004		2003	2002		2001
Net sales	$45,906,584		$39,059,066	$34,858,751		$29,590,453	$30,757,519
Net income (loss)	935,705		1,718,945	967,575		176,661	(4,492,290)
Net income (loss) per share – Basic	$.14	$	..26	$.15		$.03	$(.75)
Net income (loss) per share – Diluted	$.13	$	..25	$.15	$	..03	$(.75)

Selected balance sheet data:

	June 30,
	2005	2004	2003	2002	2001
Total assets	$38,085,936	$34,241,112	$29,794,589	$26,964,452	$33,220,788
Long-term debt and capital lease obligations	$1,240,324	$1,264,480	$1,235,362	$1,050,254	$1,027,921
Total stockholders' equity	$25,094,160	$23,743,176	$21,342,663	$19,688,828	$19,106,818

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operation:

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Income:

	Fiscal year ended June 30,
	2005	2004	2003
Net sales	100%	100.0%	100.0%
Cost of goods sold	58.5	57.7	58.4
Gross profit	41.5	42.3	41.6
Selling expenses	13.3	11.9	11.9
General and administrative expenses	18.4	19.6	20.1
Research and development expenses	7.6	6.2	6.1
Litigation expenses (recovery)	1.0	—	(1.0)
Total operating expenses	40.3	37.7	37.1
Income from operations	1.2	4.6	4.5
Other income	1.5	2.7	.9
Income before minority interest and income taxes	2.7	7.3	5.4
Minority interest in net income of consolidated subsidiaries	—	.2	.1
Income before provision for income taxes	2.7	7.1	5.3
Income tax provision	.6	2.7	2.5
Net income	2.1%	4.4%	2.8%

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

Fiscal years ended June 30, 2005 and 2004

Net sales.    Net sales of the Company's medical devices and laboratory and scientific products increased $6,847,518 to $45,906,584 in fiscal 2005 from $39,059,066 in fiscal 2004. This difference in net sales is due to an increase in sales of medical devices of $3,491,703 to $24,842,549 in fiscal 2005 from $21,350,846 in fiscal 2004. This difference in net sales is also due to an increase in laboratory and scientific product sales of $3,355,815 to $21,064,035 in fiscal 2005 from $17,708,220 in fiscal 2004. The increase in sales of medical devices is due to an increase in sales of therapeutic medical devices of $1,549,867 and an increase of $1,941,836 in sales of diagnostic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales of diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical devices was mostly attributable to an increase in sales to Byron Medical of the Lysonix 3000 device, the Neuroaspirator device sold to Aesculap and an increase in sales of the Sonoblate 500, due to sales of the device in Europe. Sales are not recorded as revenue until the total earnings process is complete. The increase in sales of laboratory and scientific products is due to an increase in Labcaire sales of $1,308,166, an increase in sales of ultrasonic laboratory products of $78,628, an increase in wet scrubber sales of $1,464,693 and an increase in ductless fume enclosure and related product sales of

$504,328. The increase in Labcaire sales is partially due to the strengthening of the English Pound of approximately $711,454 and an increase in sales of the Guardian (endoscopic cleaning) product of approximately $596,712. The increase in laboratory and scientific ultrasonic sales is due to an increase in customer demand for the ultrasonic sonicator product and wet scrubber product. The increase in fume enclosure sales is due to higher customer demand for several laboratory and scientific products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During fiscal 2005 and fiscal 2004, the Company had foreign net sales of $16,852,490 and $13,797,907, respectively, representing 37% and 35% of net sales for such periods, respectively. The increase in foreign sales in fiscal 2005 as compared to fiscal 2004 is substantially due to an increase in Labcaire sales due to the strengthening of the English Pound of approximately $711,454 as well as an increase in foreign diagnostic and therapeutic medical device sales as the Company started to sell the ultrasonic neuroaspirator and the Sonoblate 500 to distributors in Europe. Labcaire represented 71% and 76% of foreign net sales during fiscal 2005 and 2004, respectively. The remaining 29% and 24% represents net foreign sales remitted in U.S. Dollars during fiscal 2005 and 2004, respectively. Approximately 26% of the Company's revenues for fiscal year 2005 were received in English Pounds. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.86 and 1.77 for the years ended June 30, 2005 and 2004, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

	2005	2004
United States	$29,054,094	$25,261,159
Canada	843,777	565,872
Mexico	21,101	229,603
United Kingdom	11,293,506	9,509,301
Europe	2,823,169	1,502,776
Asia	899,274	1,037,553
Middle East	279,514	325,365
Other	692,149	627,437
	$45,906,584	$39,059,066

Summarized financial information for each of the segments for the years ended June 30, 2005 and 2004 are as follows:

For the year ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$24,842,549	$21,064,035	$—-	$45,906,584
Cost of goods sold	13,787,186	13,082,050	—	26,869,236
Gross profit	11,055,363	7,981,985	—	19,037,348
Selling expenses	3,164,535	2,946,181	—	6,110,716
Research and development	2,437,466	1,048,597	—	3,486,063
Total operating expenses	5,602,001	3,994,778	8,881,228	18,478,007
Income from operations	$5,453,362	$3,987,207	$(8,881,228)	$559,341

(a) Amount represents general and administrative and litigation expenses.

For the year ended June 30, 2004:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$21,350,846	$17,708,220	$—-	$39,059,066
Cost of goods sold	11,879,237	10,663,226	—	22,542,463
Gross profit	9,471,609	7,044,994	—	16,516,603
Selling expenses	2,150,482	2,511,524	—	4,662,006
Research and development	1,580,909	856,843	—	2,437,752
Total operating expenses	3,731,391	3,368,367	7,633,930	14,733,688
Income from operations	$5,740,218	$3,676,627	$(7,633,930)	$1,782,915

(a)	Amount represents general and administrative expenses.

Net sales for the three months ended June 30, 2005 were $13,889,699 compared to $10,796,810 for the three months ended June 30, 2004. This increase of $3,092,889 for the three months ended June 30, 2005 is due to an increase in sales of medical devices of $1,945,078 and an increase in laboratory and scientific products sales of $1,147,811. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $672,995 and an increase of $1,272,083 in sales of therapeutic medical devices. The increase in diagnostic medical devices is due to increased customer demand for several diagnostic medical products. The increase in sales for diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales for therapeutic medical devices was mostly attributable to an increase in sales to Byron Medical and sales of the Sonablate 500 units in Europe. The increase in laboratory and scientific products sales is due to increased ultrasonics sales of $131,869, an increase in ductless fume enclosure sales of $120,474 and an increase in wet scrubber sales of $900,567, partially offset by a decrease in Labcaire sales of $5,099. The decrease in Labcaire sales is primarily due to a decrease in sales of the Guardian (endoscopic cleaning) product of approximately $116,592, partially offset by a strengthening of the English Pound. The increase in laboratory and scientific ultrasonic sales is due to an increase in customer demand for several ultrasonic products, wet scrubber products and ductless fume enclosures and related products.

Summarized financial information for each of the segments for the three months ended June 30, 2005 and 2004 are as follows:

For the three months ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$7,524,748	$6,364,951	$—	$13,889,699
Cost of goods sold	4,165,287	4,093,612	—	8,258,899
Gross profit	3,359,461	2,271,339	—	5,630,800
Selling expenses	880,152	823,013	—	1,703,165
Research and development	621,213	324,780	—	945,993
Total operating expenses	1,501,365	1,147,793	2,854,317	5,503,475
Income from operations	$1,858,096	$1,123,546	$(2,854,317)	$127,325

(a) Amount represents general and administrative and litigation expenses.

For the three months ended June 30, 2004:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$5,579,670	$5,217,140	$—	$10,796,810
Cost of goods sold	3,178,910	3,199,399	—	6,378,309
Gross profit	2,400,760	2,017,741	—	4,418,501
Selling expenses	735,341	644,353	—	1,379,694
Research and development	461,314	258,560	—	719,874
Total operating expenses	1,196,655	902,913	1,930,290	4,029,858
Income from operations	$1,204,105	$1,114,828	$(1,930,290)	$388,643

(a) Amount represents general and administrative expenses.

Gross profit.    Gross profit decreased to 41.5% in fiscal 2005 from 42.3% in fiscal 2004. Gross profit for medical devices increased to a gross profit of 44.5% in fiscal 2005 from 44.4% in fiscal 2004. Gross profit for laboratory and scientific products decreased to 37.9% in fiscal 2005 from 39.8% in fiscal 2004. Gross profit for medical devices was impacted by the favorable order mix for sales of diagnostic medical devices. This increase was offset by an unfavorable order mix of therapeutic medical devices, partially to lower gross margins on sales to USS. The decrease in gross profit for laboratory and scientific products is due to lower gross profit for wet scrubber, ultrasonics and fume enclosure products, partially offset by an increase in gross profit for Labcaire products. Gross profit decreased to 40.5% of sales in the three months ended June 30, 2005 from 40.9% of sales in the three months ended June 30, 2004. Gross profit for laboratory and scientific products decreased to 35.7% of sales in the three months ended June 30, 2005 from 38.7% of sales in the three months ended June 30, 2004. Gross profit for medical devices increased from 43.0% of sales in the three months ended June 30, 2004 to 44.6% of sales in the three months ended June 30, 2005. The decrease in gross profit for laboratory and scientific products was impacted by the unfavorable order mix for sales of ultrasonic products, fume enclosures and wet scrubber sales partially offset by an increase in gross profit of Labcaire sales. The increase in gross profit for medical devices was impacted by the favorable order mix for sales of therapeutic medical devices offset by an unfavorable order mix of diagnostic medical devices. The Company manufactures and sells both medical devices and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses.    Selling expenses increased $1,448,710 or 31.1% to $6,110,716 (13.3% of sales) in fiscal 2005 from $4,662,006 (11.9% of sales) in fiscal 2004. Medical devices selling expenses increased $1,014,053 due both to additional sales and marketing efforts for diagnostic medical devices and therapeutic medical devices. The increase in therapeutic medical devices selling expenses of $546,123 is due to an increase in sales and marketing efforts relating to European distribution. Laboratory and scientific products selling expenses increased $434,657 predominantly due to an increase in fume enclosure and ultrasonic marketing expenses and by the strengthening of the English Pound. Selling expenses increased $323,471 or 23.4% to $1,703,165 (12.3% of sales) in the three months ended June 30, 2005 from $1,379,694 (12.8% of sales) in the three months ended June 30, 2004. Medical devices selling expenses increased $144,811 due to additional sales and marketing efforts for diagnostic medical products. Laboratory and scientific products selling expenses increased $178,660 predominantly due to an increase in fume enclosure, wet scrubber and ultrasonic commissions and marketing expenses and by the strengthening of the English Pound for Labcaire selling expenses.

General and administrative expenses.    General and administrative expenses increased $828,298 or 10.9% to $8,462,228 in fiscal 2005 from $7,633,930 in fiscal 2004. The increase is predominantly due to an increase in corporate general and administrative expenses relating to corporate insurance, accounting fees, legal fees, other accrued corporate expenses and an increase in administrative staff at Sonora Medical Systems. The remaining increase is attributable to the strengthening of the English Pound at Labcaire. General and administrative expenses increased $924,027 or 47.9% from $1,930,290 in the three months ended June 30, 2004 to $2,854,317 in the three months ended June 30, 2005. The increase is predominantly due to an increase in general and administrative expenses relating to corporate insurance, legal expenses, accounting fees and an increase in administrative staff at Sonora Medical Systems. Corporate and unallocated expenses also include litigation expenses of $419,000.

Research and development expenses.    Research and development expenses increased $1,048,311 or 43.0% to $3,486,063 in fiscal 2005 from $2,437,752 in fiscal 2004. Research and development expenses related to medical devices increased $856,557 and research and development expenses related to laboratory and scientific products increased $191,754. Research and development expenses related to medical devices increased predominantly due to efforts for therapeutic medical devices and an increase in amounts paid to Focus Surgery in fiscal 2005 for the development work performed for the Company for the treatment of kidney and liver tumors utilizing HIFU and the increase in efforts related to the digital upgrade project on all our ultrasonic platform technology as compared to fiscal 2004. The increase in research and development expenses relates to laboratory and scientific products, increased efforts in research and development efforts for Labcaire, the strengthening of the English Pound and increased Guardian product redesign, both at Labcaire. Research and development expenses increased $226,119 or 31.4% for the three months ended June 30, 2005 from $719,874 to $945,993 for the three months ended June 30, 2004. Research and development expenses related to medical devices increased $159,899 and research and development expenses related to laboratory and scientific products increased $66,220. Research and development expenses related to medical devices increased predominantly due to increased efforts for therapeutic medical devices in the three months ended June 30, 2005 for the development of products for the treatment of kidney and liver tumors utilizing HIFU and the efforts related to the digital upgrade project on all our ultrasonic platform technology as compared to the three months ended June 30, 2004. The increase in laboratory and scientific products is primarily due to increased research and development efforts for the redesign of the Guardian product and the strengthening of the English pound, both at Labcaire.

Litigation expenses.    The Company recorded a litigation expense for the fiscal year 2005 of $419,000 as compared to $0 for the fiscal year 2004. The Company recorded the litigation expense for the three months ended June 30, 2005 of $419,000 as compared to $0 for the three months ended June 30, 2004. Litigation expense relates to the jury verdict against Sonora in the District Court of Boulder County Colorado for royalties owed and future royalties on recoating transesophogeal probes which is a process performed by Sonora Medical Systems.

Other income (expense).    Other income was $682,233 in fiscal 2005 as compared to $1,057,191 in fiscal 2004. The decrease of $374,958 for the fiscal year was primarily due to a decrease in royalty income of $486,885. The Company received an additional royalty payment in the first quarter of fiscal 2004 of approximately $410,000, which was based upon a review of USS' records that determined that royalties were due for prior years. The review showed that USS owed (and subsequently paid in the first quarter) royalties due on a product that was not included in the original royalty computation. The decrease was partially offset by the consolidation of Hearing Innovations in accordance with FIN 46 which resulted in no impairment loss compared with $198,800 of such loss in fiscal 2004. Other income was $127,381 in the three months ended June 30, 2005 as compared to $296,947 in the three months ended June 30, 2004. The decrease of $169,566 for the three months ended June 30, 2005 was primarily due to the increased sales of the Lysonix 3000 in the fourth quarter of fiscal 2005 which the Company is required to pay royalties to the owners of the patent.

Income taxes.    The effective tax rate is 23.8% for the fiscal year ended June 30, 2005 as compared to an effective tax rate of 38.3% for the fiscal year ended June 30, 2004. The current effective income tax rate of 23.8% was favorably impacted by the increase in permanent tax items, such as R&D credit, and the extraterritorial income exclusion.

Fiscal years ended June 30, 2004 and 2003

Net sales.    Net sales of the Company's medical devices and laboratory and scientific products increased $4,200,315 to $39,059,066 in fiscal 2004 from $34,858,751 in fiscal 2003. This difference in net sales is due to an increase in sales of medical devices of $3,845,868 to $21,350,846 in fiscal 2004 from $17,504,978 in fiscal 2003. This difference in net sales is also due to an increase in laboratory and scientific product sales of $354,447 to $17,708,220 in fiscal 2004 from $17,353,773 in fiscal 2003. The increase in sales of medical devices is due to an increase in sales of therapeutic medical devices of $3,335,285 and an increase of $510,583 in sales of diagnostic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales of diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical devices was mostly attributable to an increase in sales to Mentor of the Lysonix 3000 device, the Auto Sonix device and accessories sold to USS and an increase in sales of the Sonoblate 500 of approximately $1,196,000, $993,000, and $771,000, respectively. The increase in sales of the Sonoblate 500 is due to both an increase in sales to Focus Surgery as the manufacturer of the device, the sale of the device in Europe by the Company and revenue derived for fee per use or rental income. Sales are not recorded as revenue until the total earnings process is complete. The increase in sales of laboratory and scientific products is due to an increase in Labcaire sales of $589,980 and sales of ultrasonic laboratory products of $286,704 partially offset by a decrease in wet scrubber sales of $385,072 and a decrease in ductless fume enclosure sales of $137,165. The increase in Labcaire sales is primarily due to the strengthening of the English Pound of approximately $917,000 offset by a decrease in sales of the Guardian (endoscopic cleaning) product of approximately $327,000. The increase in laboratory and scientific ultrasonic sales is due to an increase in customer demand for the ultrasonic sonicator product. Wet scrubber sales continue to be adversely affected by the downturn in the semi-conductor market. The decrease in fume enclosure sales is due to lower customer demand for several laboratory and scientific products and current economic conditions for such products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During fiscal 2004 and fiscal 2003, the Company had foreign net sales of $13,797,907 and $12,255,524, respectively, representing 35.3% and 35.2% of net sales for such periods, respectively. The increase in foreign sales in fiscal 2004 as compared to fiscal 2003 is substantially due to an increase in Labcaire sales due to the strengthening of the English Pound of approximately $917,000 as well as an increase in foreign diagnostic and therapeutic medical device sales as the Company started to sell the ultrasonic neuroaspirator and the Sonoblate 500 to distributors in Europe. Labcaire represented 76% and 82% of foreign net sales during fiscal 2004 and 2003, respectively. The remaining 24% and 18% represents net foreign sales remitted in U.S. Dollars during fiscal 2004 and 2003, respectively. Approximately 24% of the Company's revenues for fiscal year 2004 were received in English Pounds. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.77 and 1.59 for the year ended June 30, 2004 and 2003, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

	2004	2003
United States	$25,261,159	$22,603,227
Canada	565,872	446,307
Mexico	229,603	6,230
United Kingdom	9,509,301	8,767,304
Europe	1,502,776	1,357,245
Asia	1,037,553	1,193,294
Middle East	325,365	139,501
Other	627,437	345,643
	$39,059,066	$34,858,751

Summarized financial information for each of the segments for the years ended June 30, 2004 and 2003 are as follows:

For the year ended June 30, 2004:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$21,350,846	$17,708,220	$—	$39,059,066
Cost of goods sold	11,879,237	10,663,226	—	22,542,463
Gross profit	9,471,609	7,044,994	—	16,516,603
Selling expenses	2,150,482	2,511,524	—	4,662,006
Research and development	1,580,909	856,843	—	2,437,752
Total operating expenses	3,731,391	3,368,367	7,633,930	14,733,688
Income from operations	$5,740,218	$3,676,627	$(7,633,930)	$1,782,915

(a) Amount represents general and administrative expenses.

For the year ended June 30, 2003:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$17,504,978	$17,353,773	$—	$34,858,751
Cost of goods sold	9,725,617	10,628,941	—	20,354,558
Gross profit	7,779,361	6,724,832	—	14,504,193
Selling expenses	1,406,543	2,725,534	—	4,132,077
Research and development	1,400,336	708,976	—	2,109,312
Total operating expenses	2,806,879	3,434,510	6,678,653	12,920,042
Income from operations	$4,972,482	$3,290,322	$(6,678,653)	$1,584,151

(a) Amount represents general and administrative and litigation settlement (recovery) expenses.

Net sales for the three months ended June 30, 2004 were $10,796,810 compared to $10,926,239 for the three months ended June 30, 2003. This decrease of $129,429 for the three months ended June 30, 2004 is due to a decrease in sales of medical devices of $155,825 partially offset by an increase in laboratory and scientific products sales of $26,396. The decrease in sales of medical devices is due to a decrease in sales of diagnostic medical devices of $510,282 partially offset by an increase of $354,457 in sales of therapeutic medical devices. The decrease in sales of diagnostic medical devices is due to decreased customer demand for several diagnostic medical products. The decrease in sales for diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical devices was mostly attributable to an increase in sales to USS and Mentor. The increase in laboratory and scientific products sales is due to increased Labcaire sales of $191,616 and an increase in ductless fume enclosure sales of $10,478 partially offset by a decrease in ultrasonic sales of $74,880 and a decrease in wet scrubber sales of $100,818. The increase in Labcaire sales is primarily due to the strengthening of the English Pound of approximately $338,000 partially offset by a decrease in sales of the Guardian (endoscopic cleaning) product of approximately $146,000. The decrease in laboratory and scientific ultrasonic sales is due to an increase in customer demand for several ultrasonic products. Wet scrubber sales continue to be adversely affected by the downturn in the semi-conductor market.

Summarized financial information for each of the segments for the three months ended June 30, 2004 and 2003 are as follows:

For the three months ended June 30, 2004:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$5,579,670	$5,217,140	$—	$10,796,810
Cost of goods sold	3,178,910	3,199,399	—	6,378,309
Gross profit	2,400,760	2,017,741	—	4,418,501
Selling expenses	735,341	644,353	—	1,379,694
Research and development	461,314	258,560	—	719,874
Total operating expenses	1,196,655	902,913	1,930,290	4,029,858
Income from operations	$1,204,105	$1,114,828	$(1,930,290)	$388,643

(a) Amount represents general and administrative expenses.

For the three months ended June 30, 2003:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$5,735,495	$5,190,744	$—	$10,926,239
Cost of goods sold	3,254,408	3,369,032	—	6,623,440
Gross profit	2,481,087	1,821,712	—	4,302,799
Selling expenses	369,461	639,391	—	1,008,852
Research and development	320,514	189,032	—	509,546
Total operating expenses	689,975	828,423	1,913,059	3,431,457
Income from operations	$1,791,112	$993,289	$(1,913,059)	$871,342

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

Research and development expenses.    Research and development expenses increased $328,440 or 15.6% to $2,437,752 in fiscal 2004 from $2,109,312 in fiscal 2003. Research and development expenses related to medical devices increased $180,573 and research and development expenses related to laboratory and scientific products increased $147,867. Research and development expenses related to medical devices increased predominantly due to efforts for therapeutic medical devices and an increase in amounts paid Focus Surgery in fiscal 2004 for the development work performed for the Company for products for the treatment of kidney and liver tumors utilizing HIFU as compared to fiscal 2003. The increase in research and development expenses relates to laboratory and scientific products, increased efforts in research and development efforts for Labcaire and the strengthening of the English Pound at Labcaire. Research and development expenses increased $210,328 or 41.3% for the three months ended June 30, 2004 from $509,546 to $719,874 for the three months ended June 30, 2003. Research and development expenses related to medical devices increased $140,800 and research and development expense related to laboratory and scientific products increased $69,528. Research and development expenses related to medical devices increased predominantly due to increased efforts for therapeutic medical devices and an increase in payments made to Focus Surgery in the three months ended June 30, 2004 for the development of products for the treatment of kidney and liver tumors utilizing HIFU as compared to the three months ended June 30, 2003. The increase in laboratory and scientific products is due to increased research and development efforts for all laboratory and scientific products.

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

Critical Accounting Policies:

General:    Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the "SEC") in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005 includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

Allowance for Doubtful Accounts:    The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. The Company utilizes letters of credit on foreign or export sales where appropriate.

Inventories:    Inventories are stated at the lower of cost (first–in, first–out) or market and consist of raw materials, work-in-process and finished goods. Management evaluates the need to record adjustments for impairments of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods.

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

Goodwill:    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141") and SFAS 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2005 in the fourth quarter. There were no indications that goodwill recorded was impaired.

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

Liquidity and Capital Resources:

Working capital at June 30, 2005 and June 30, 2004 was $15,905,225 and $15,647,505, respectively. For the fiscal year 2005, cash used in operations totaled $1,052,383. The decrease in the cash used in operations is predominantly due to a decrease in net income and the increase of accounts receivable. For the fiscal year 2005, cash used in investing activities was $1,941,792, which primarily consisted of the purchase of property, plant and equipment during the regular course of business. For the fiscal year 2005, cash provided by financing activities was $638,446, primarily consisting of proceeds from short-term borrowings and the exercise of stock options partially offset by payments of short-term borrowings and principal payments on capital lease obligations.

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility bears interest at the bank's base rate (5.25% and 4.00% at June 30, 2005 and 2004, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding

United Kingdom and European receivables. The agreement expires on June 30, 2006 and covers all United Kingdom and European sales. At June 30, 2005, the balance outstanding under this overdraft facility was $1,883,193 and Labcaire received a waiver of all financial covenants that were not complied with for fiscal 2005.

The Company renewed and increased its revolving credit facility with Bank of America in February, 2005 from $5 million to $6 million to support future working capital needs. The revolving credit facility has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. The Company has $6,000,000 available on its line of credit and is in compliance with all covenants.

Commitments

The Company has commitments under a revolving note payable, facility debt and capital and operating leases that will be funded from operating sources. At June 30, 2005, the Company's contractual cash obligations and commitments relating to the revolving note payable, facility debt and capital and operating leases are as follows:

Commitment	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Revolving note payable	$1,883,193	$—	$—	$—	$1,883,193
Facility debt	54,057	118,395	127,780	749,876	1,050,108
Capital leases	362,564	294,480	—	—	657,044
Operating leases	764,395	1,618,926	1,690,617	494,938	4,568,876
	$3,064,209	$2,031,801	$1,818,397	$1,244,814	$8,159,221

Hearing Innovations, Inc.

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

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company committed to fund Hearing Innovations up to $150,000 for the reorganization plan. Hearing Innovations filed for relief under Chapter 11 of the U.S. Bankruptcy Code in September 2004. The Plan of Reorganization of Hearing Innovations was confirmed by the court on January 13, 2005. Based upon the final decree and the approval by the court of the Bankruptcy Plan, the Company owns 100% of the equity in Hearing Innovations.

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

Foreign Exchange Rates:

Approximately 26% of the Company's revenues in fiscal 2005 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.86 and 1.77 for the fiscal year ended June 30, 2005 and 2004, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 8.    Financial Statements and Supplemental Data.

The independent registered public accounting firm report and consolidated financial statements listed in the accompanying index is filed as part of this report. See "Index to Consolidated Financial Statements" on page F-1.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial data for each quarter of fiscal 2005, 2004 and 2003. Although unaudited, this information has been prepared on a basis consistent with the Company's audited consolidated financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

QUARTERLY FINANCIAL DATA:

	FISCAL 2005
	Q1	Q2	Q3	Q4	YEAR
Net sales	$10,500,066	$10,637,212	$10,879,607	$13,889,699	$45,906,584
Gross profit	4,410,740	4,446,658	4,549,150	5,630,800	19,037,348
Operating expenses	3,922,471	4,372,927	4,679,134	5,503,475	18,478,007
Income (loss) from operations	488,269	73,731	(129,984)	127,325	559,341
Other income	203,339	150,554	195,111	133,229	682,233
Minority interest in net income (loss) of consolidated subsidiaries	15,439	11,807	29,083	(43,199)	13,130
Income tax provision (benefit)	259,902	34,142	32,683	(33,988)	292,739
Net (loss) income	$416,267	$178,336	$3,361	$337,741	$935,705
Net (loss) income per share – Basic	$.06	$.03	$0	$.05	$.14
Net (loss) income per share – Diluted	$.06	$.03	$0	$.05	$.13

	FISCAL 2004
	Q1	Q2	Q3		Q4		YEAR
Net sales	$8,619,898	$9,296,109		$10,346,249		$10,796,810		$39,059,066
Gross profit	3,665,695	3,978,218		4,454,189		4,418,501		16,516,603
Operating expenses	3,500,781	3,531,403		3,671,646		4,029,858		14,733,688
Income from operations	164,914	446,815		782,543		388,643		1,782,915
Other income	511,949	246,066		2,229		296,947		1,057,191
Minority interest in net income of consolidated subsidiaries	14,026	14,125		7,790		16,564		52,505
Income tax provision	269,095	289,470		388,933		121,158		1,068,656
Net income	$393,742	$389,286		$388,049		$547,868		$1,718,945
Net income per share — Basic	$.06	$.06	$	..06		$.08		$.26
Net income per share — Diluted	$.06	$.06		$.06	$	..08	$	..25

	FISCAL 2003
	Q1	Q2	Q3		Q4		YEAR
Net sales	$7,010,322	$8,174,513		$8,747,677		$10,926,239	$34,858,751
Gross profit	2,957,218	3,405,158		3,839,018		4,302,799	14,504,193
Operating expenses	2,867,500	3,180,454		3,440,631		3,431,457	12,920,042
Income from operations	89,718	224,704		398,387		871,342	1,584,151
Other income	15,111	5,221		53,442		218,927	292,701
Minority interest in net income (loss) of consolidated subsidiaries	6,717	(40,553)		29,628		27,693	23,485
Income tax provision	46,955	157,437		177,766		503,634	885,792
Net income	$51,157	$113,041		$244,435		$558,942	$967,575
Net income per share – Basic	$.01	$.02	$	..04		$.08	$.15
Net income per share – Diluted	$.01	$.02		$.04	$	..08	$.15

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize, and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Company currently has six Directors. Their term expires at the Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

Name	Age	Principal Occupation	Director Since
John Gildea	62	Director	2004
Howard Alliger	78	Director	1971
Dr. Charles Miner III	54	Director	2005
T. Guy Minetti	54	Director	2003
Thomas F. O'Neill	59	Director	2003
Michael A. McManus, Jr.	62	Director, President and Chief Executive Officer	1998
Richard Zaremba	50	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	—
Dr. W. Paul Constantine	34	Senior Vice President, Strategic Planning And New Product Development	—
Kenneth Coviello	53	Vice President – Medical Devices	—
Dan Voic	43	Vice President of Research and Development and Engineering	—
Ronald Manna	51	Vice President of New Product Development and Regulatory Affairs	—

The following is a brief account of the business experience for the past five years of the Company's Directors and executive officers:

John W. Gildea is the founding principal of Gildea Management Co., a management company of special situations with middle market companies in the United States and Central Europe. From 2000 to 2003 Gildea Management Co. formed a joint venture with J.O. Hambro Capital Management Co. to manage accounts targeting high yield debt and small capitalization equities. From 1996 to 2000 Gildea Management Co. formed and founded Latona Europe, a joint venture between Latona U.S., Lazard Co., and Gildea Management Co. to restructure several Czech Republic companies. Before forming Gildea Management Co. in 1990, Mr. Gildea managed the Corporate Series Group at Donaldson, Lufkin and Jenrette, an investment banking firm. Mr. Gildea is a graduate of the University of Pittsburgh.

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

Dr. Charles Miner III currently practices internal medicine in Darien, Connecticut. Dr. Miner is on staff at Stamford and Newark Hospitals and retains a teaching position at Columbia Presbyterian Hospital from 1982. Dr. Miner received his M.D. from the University of Cincinnati College of Medicine in 1979 and received a Bachelor of Science from Lehigh University in 1974.

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

Thomas F. O'Neill, a founding principal of Sandler O'Neil & Partners L.P., an investment banking firm, began his Wall Street career at L.F. Rothschild. Mr. O'Neill specialized in working with financial institutions in Rothschild's Bank Service Group from 1972. He was appointed Managing Director of the Bank Service Group, a group consisting of fifty-five professionals, in 1984. In 1985, he became a Bear Stearns Managing Director and Co-Manager of the Group. Mr. O'Neill serves on the Board of Directors of Archer-Daniels-Midland Company and The Nasdaq Stock Market, Inc. Mr. O'Neill is a graduate of New York University and a veteran of the United States Air Force.

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

Richard Zaremba became Senior Vice President in 2004. He became Vice President and Chief Financial Officer in February 1999. From March 1995 to February 1999, he was the Vice President and Chief Financial Officer of Converse Information Systems, Inc., a manufacturer of digital voice recording systems. Previously, Mr. Zaremba was Vice President and Chief Financial Officer of Miltope Group, Inc., a manufacturer of electronic equipment. Mr. Zaremba is a licensed certified public accountant in the state of New York and holds BBA and MBA degrees in Accounting from Hofstra University.

Dr. W. Paul Constantine became Senior Vice President of Strategic Planning and New Product Development in September 2005. Dr. Constantine's entire career has focused on the development and management of world-class marketing and sales programs for global medical device companies. Most recently, he was responsible for two units representing $350 million in sales of medical and related products at Henry Schein, Inc., a Fortune 500 company that serves more than 475,000 customers worldwide, including laboratories, physician practices and government and other institutions. Earlier, Dr. Constantine held product development and marketing strategy positions with leading medical products suppliers, including units of and/or entities later acquired by Aesculap-B. Braun, Boston Scientific, Medtronic, and Smith & Nephew. He graduated from Samuel Merritt College with a doctorate degree after completing undergraduate studies at Loma Linda University.

Kenneth Coviello became Vice President of Medical Products in June 2000 and assumed the additional responsibility for Farmingdale plant operations in June 2001. Prior to joining the Company, he was Vice President-Sales and Marketing of FNC Medical Corp. Mr. Coviello was Vice President of Graham Field Health Products, Inc. from 1992 through 1998 and President of Lumex, a medical products manufacturer and a division of Lumex/Cybex, Inc. from 1986 to 1991. Mr. Coviello holds a B.S. degree in Marketing from Long Island University.

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

Executive officers are elected annually by, and serve at the discretion of, the board of directors.

Each non-employee Director receives an annual fee of $15,000. For the fiscal year ended June 30, 2005, options to purchase 15,000 shares of Common Stock were granted to each of Mr. Minetti, Mr. O'Neill, Mr. Gildea and Mr. Alliger. Each non-employee Director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee, consisting of Messrs. Alliger, Gildea, Minetti and O'Neill, is an officer or employee, or former officer or employee (except for Mr. Alliger), of the Company. No interlocking relationship exists between the members of the Company's Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has such relationship existed in the past.

Compliance with Section 16 (a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2005.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Gildea, Minetti and O'Neill. The Board of Directors has determined that each member of the Audit Committee is "independent" not only under the Qualitative Listing Requirements of the Nasdaq Stock Market but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that all of the members of the Audit Committee are "audit committee financial experts" within the definition contained in a final rule adopted by the SEC.

Item 11.    Executive Compensation.

The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Securities Underlying Options Granted (#)
Michael A. McManus, Jr.	2005	275,000	250,000	125,000
President and Chief	2004	275,000	250,000	125,000
Executive Officer	2003	275,000	150,000	150,000
Richard Zaremba	2005	170,740	33,000	18,000
Senior Vice President,	2004	157,878	30,000	30,000
Chief Financial Officer,	2003	154,121	1,595	40,000
Secretary and Treasurer
Kenneth Coviello	2005	159,900	35,000	20,000
Vice President of Medical	2004	141,095	30,000	30,000
Products	2003	135,093	2,562	35,000
Daniel Voic	2005	119,600	22,000	12,000
Vice President of	2004	121,141	25,000	15,000
Research and Development and	2003	116,645	12,129	10,000
Engineering
Bernhard Berger	2005	112,517	8,000	5,000
Vice President of	2004	110,692	2,000	10,000
Laboratory /Scientific Products	2003	108,748	17,021	20,000
Ronald Manna	2005	104,948	4,000	4,000
Vice President of	2004	102,522	2,000	5,000
New Product Development and	2003	114,231	1,000	5,000
Regulatory Affairs

Employment Agreements

In October 2004, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2005 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company provided automobile. The agreement also provides for a discretionary bonus based on the Company's pre-tax operating earnings, based on a calendar year.

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

Option Grants in Last Fiscal Year

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during fiscal year ended June 30, 2005:

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	(a) Grant Date Present Value ($)
Michael A. McManus, Jr.	125,000	68	5.18	11/1/2014	438,750
Richard Zaremba	18,000	9	8.00	9/15/2014	105,300
Kenneth Coviello	20,000	11	8.00	9/15/2014	105,300
Daniel Voic	12,000	7	8.00	9/15/2014	52,650
Bernhard Berger	5,000	3	8.00	9/15/2014	35,100
Ronald Manna	4,000	2	8.00	9/15/2014	17,550

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

Option Exercises in Last Fiscal Year and Fiscal Year-end Values

The following table contains information concerning the number and value, at June 30, 2005, of exercised options and unexercised options held by executive officers named in the Summary Compensation Table:

Name	Shares Acquired On Exercise (#)	Year Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/ Unexercisable
Michael A. McManus, Jr.	30,000	68,700	1,007,500/62,500	501,550/36,250
Richard Zaremba	—	—	65,000/13,000	29,800/5,300
Kenneth Coviello	—	—	83,667/23,333	42,320/10,600
Daniel Voic	—	—	35,700/13,000	15,022/5,300
Bernhard Berger	10,000	18,432	15,001/5,000	11,467/0
Ronald Manna	—	—	87,166/4,334	61,683/1,767

(1)	Fair market value of underlying securities (the closing price of the Common Stock on the NASD Automated Quotation System) at June 30, 2005, minus the exercise price.

Stock Options

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2005, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2005, options to purchase 302,276 shares were outstanding at exercise prices ranging from $3.07 to $18.50 per share with a vesting period of immediate to two years under the 1996 Plan and options to acquire 235,000 shares were outstanding at exercise prices ranging from $.73 to $7.10 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2005, options to purchase 136,295 shares under the 1996 Plan have been exercised and 183,374 shares have been forfeited (of which options to purchase 171,945 shares have been reissued). At June 30, 2005, options to purchase 733,500 shares under the 1996 Directors Plan have been exercised, options to purchase 90,000 shares have been forfeited (of which none have been reissued) and 66,500 shares remain available for future granting.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2005, options to purchase 401,675 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2005, options to purchase 51,348 shares under the 1998 Plan have been exercised and options to purchase 75,902 shares under the 1998 Plan have been forfeited (of which options to purchase 28,925 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2005, options to purchase 939,124 shares were outstanding under the 2001 Plan at exercise prices ranging from $4.66 to $8.00 per share with a vesting period of one to three years. At June 30, 2005, options to purchase 56,389 shares under the 2001 Plan have been exercised and options to purchase 93,383 shares under the 2001 Plan have been forfeited (of which 88,896 options have been reissued).

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 15, 2005, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each Director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent of Class
Michael A. McManus, Jr	1,162,751	(2)	13.9
Gary Gelman	549,650		6.6
Howard Alliger	513,108	(3)	6.1
Ronald Manna	115,394	(4)	1.4
Richard Zaremba	80,500	(5)	1.0
Kenneth Coviello	89,200	(6)	1.0
Dan Voic	43,700	(7)	*
W. Paul Constantine	0		*
T. Guy Minetti	52,000	(8)	*
Thomas F. O'Neill	52,000	(9)	*
John W. Gildea	15,000	(10)	*
All executive officers and Directors as a group (eleven people)	2,123,653	(11)	32.8

*	Less than 1%

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735.

(2)	Includes 1,007,500 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(3)	Includes 122,500 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.

(4)	Includes 91,500 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.

(5)	Includes 78,000 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.

(6)	Includes 82,000 shares which Mr. Coviello has the right to acquire upon exercise of stock options which are currently exercisable.

(7)	Includes 43,700 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.

(8)	Includes 45,000 shares which Mr. Minetti has the right to acquire upon exercise of stock options which are currently exercisable.

(9)	Represents 45,000 shares which Mr. O'Neill has the right to acquire upon exercise of stock options which are currently exercisable.

(10)	Includes 15,000 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.

(11)	Includes the shares indicated in notes (2), (3), (4), (5), (6), (7), (8), (9) and (10).

Item 13.    Certain Relationships and Related Transactions.

None.

Item 14.    Principal Accountant Fees and Services.

Audit Fees:

Ernst & Young LLP billed the Company and has been approved by the Company's Audit Committee in the amounts of $241,603 and $190,045 in the aggregate for services rendered for the audit of the Company's 2005 and 2004 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2005 and 2004 fiscal years, respectively.

All Audit Related and Other Fees:

Ernst & Young LLP has billed the Company and has been approved by the Company's Audit Committee in the amounts of $15,000 and $29,800 in the aggregate for professional services rendered for all other services other than those covered in the section captioned "Audit Fees" for the Company's 2005 and 2004 fiscal years, respectively. These other services include (i) assistance with regulatory filings, (ii) audit of the Company's 401(k) plan, (iii) consultations on the effects of various accounting issues and changes in professional statements and (iv) income tax returns for Labcaire, the Company's U.K. subsidiary.

Tax Fees:

Ernst & Young LLP did not render any professional services for tax compliance, tax advice or tax planning for the Company's 2005 and 2004 fiscal years.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1.	The response to this portion of Item 15 is submitted as a separate section of this report.

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves.

3.	Exhibits

3(a)	Restated Certificate of Incorporation of the Company. (1)

3(b)	By-laws of the Company. (1)

10(a)	Lease extension and modification agreement dated October 31, 1992. (3)

10(b)	Stock Option Plan. (1)

10(g)	Settlement and License Agreement dated March 12, 1984 between the Company and Mettler Electronics Corporation. (1)

10(j)	Assignment Agreement between the Company and Robert Ginsburg. (2)

10(k)	Subscription Agreement between the Company and Labcaire. (2)

10(l)	Option Agreements between the Company and each of Graham Kear, Geoffrey Spear, John Haugh, Martin Keeshan and David Stanley. (2)

10(n)	Form of Director's Indemnification Agreement. (2)

10(s)	Severance Agreement between the Company and Ronald Manna. (4)

10(u)	Option Agreement dated September 11, 1995 between the Company and Medical Device Alliance, Inc. (4)

10(w)	Amendment to agreement with principal shareholders of Labcaire Systems Ltd. (5)

10(y)	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (6)

10(z)	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (6)

10(aa)	Amendment No. 1 dated January 23, 1997 to Underwriters' Warrant Agreement. (6)

10(bb)	1996 Non-Employee Director Stock Option Plan. (7)

10(cc)	1996 Employee Incentive Stock Option Plan. (7)

10(ee)	1999 Employee Stock Option Plan. (8)

10(ff)	Investment Agreement, dated as of May 3, 1999, by and between the Company, and Focus Surgery, Inc. (10)

10(gg)	Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations, Inc. (10)

10(ii)	Exclusive License Agreement dated as of February, 2001 between the Company and Medical Device Alliance, Inc. (10)

10(jj)	Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems. (10)

10(kk)	6% Secured Convertible Debenture, dated April 12, 2001, by Focus Surgery, Inc. payable to the Company. (9)

10(ll)	Asset Purchase Agreement dated January 16, 2001, by and among the Company, Fibra-Sonics, Inc., Mary Anne Kirchschlager, James Kirchschlager and James Conrad Kirchschlager. (9)

10(mm)	Purchase and Sale Agreement, dated July 28, 2000, by and between CraMar Technologies, Inc., Acoustic Marketing Research, Inc. and Randy Muelot. (9)

10(oo)	5.1% Secured Convertible Debenture, dated November 7, 2000, by Focus Surgery, Inc. payable to the Company. (9)

10(pp)	Asset Purchase Agreement by and between Perceptron, Inc. and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems. (9)

10(qq)	First Amendment to Employment Agreement, dated October 13, 2000, by and between the Company and Michael A. McManus, Jr. (9)

10(ss)	6% Secured Convertible Debenture, dated July 31, 2001, by Focus Surgery, Inc. payable to the Company. (11)

10(tt)	Employment Agreement dated October 31, 2002 by and between the Company and Michael A. McManus, Jr. (12)

14	Code of Ethics (13)

21	Subsidiaries of the Company.

23.1	Consent of independent registered public accounting firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. No. 33-43585).

(2)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year 1992.

(3)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1993.

(4)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1995.

(5)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1996.

(6)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1997.

(7)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(8)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).

(9)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(10)	Incorporated by reference from the Company's Annual Report on Form 10-K/A for the fiscal year 2001.

(11)	Incorporated by reference from the Company's Annual Report on Form 10-K/A for the fiscal year 2002.

(12)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year 2003.

(13)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Michael A. McManus, Jr. Michael A. McManus, Jr. President and Chief Executive Officer

Date: September 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr	President, Chief Executive Officer and Director (principal executive officer)	September 27, 2005

Michael A. McManus, Jr.

/s/ Richard Zaremba	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 27, 2005

Richard Zaremba

/s/ Howard Alliger	Director	September 27, 2005

Howard Alliger

/s/ T. Guy Minetti	Director	September 27, 2005

T. Guy Minetti

/s/ Thomas F. O'Neill	Director	September 27, 2005

Thomas F. O'Neill

/s/ John Gildea	Director	September 27, 2005

John Gildea

/s/ Charles Miner III	Director	September 27, 2005

Charles Miner III

Item 15(a)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

Year Ended June 30, 2005

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MISONIX, INC.

We have audited the accompanying consolidated balance sheets of MISONIX, INC. (the Company) and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Melville, New York
August 26, 2005

Misonix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$2,484,534	$4,839,866
Accounts receivable, less allowance for doubtful accounts of $405,998 and $457,016, respectively	11,757,827	7,601,693
Inventories	9,780,501	9,594,487
Deferred income taxes	964,426	645,381
Income tax receivable	224,734	—
Prepaid expenses and other current assets	1,336,104	1,114,546
Total current assets	26,548,126	23,795,973
Property, plant and equipment, net	6,409,835	5,243,005
Deferred income taxes	244,769	412,201
Goodwill	4,473,713	4,473,713
Other assets	409,493	316,220
Total assets	$38,085,936	$34,241,112

Liabilities and stockholders' equity
Current liabilities:
Revolving credit facilities	$1,883,193	$1,373,681
Accounts payable	5,482,313	4,507,476
Accrued expenses and other current liabilities	2,901,247	1,857,097
Income taxes payable	—	107,282
Current maturities of long-term debt and capital lease obligations	376,148	302,932
Total current liabilities	10,642,901	8,148,468
Long-term debt and capital lease obligations	1,240,324	1,264,480
Deferred income taxes	270,884	—
Deferred income	508,582	769,033
Minority interest	329,085	315,955
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $.01 par value—shares authorized 10,000,000; 6,902,752 and 6,816,253 issued, and 6,824,952 and 6,738,453 outstanding, respectively	69,028	68,163
Additional paid–in capital	23,619,281	23,116,602
Retained earnings	1,601,166	665,461
Treasury stock, 77,800 shares	(412,424)	(412,424)
Accumulated other comprehensive income	217,109	305,374
Total stockholders' equity	25,094,160	23,743,176
Total liabilities and stockholders' equity	$38,085,936	$34,241,112

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended June 30,
	2005	2004	2003
Net sales	$45,906,584	$39,059,066		$34,858,751
Cost of goods sold	26,869,236	22,542,463		20,354,558
Gross profit	19,037,348	16,516,603		14,504,193
Operating expenses:
Selling expenses	6,110,716	4,662,006		4,132,077
General and administrative expenses	8,462,228	7,633,930		7,023,088
Research and development expenses	3,486,063	2,437,752		2,109,312
Litigation expense (recovery)	419,000	—		(344,435)
Total operating expenses	18,478,007	14,733,688		12,920,042
Income from operations	559,341	1,782,915		1,584,151
Other income (expense):
Interest income	62,101	49,119		66,202
Interest expense	(231,566)	(164,985)		(166,971)
Royalty income and license fees, net of royalty expense of $106,906 in 2005	858,721	1,345,451		688,026
Loss on impairment of Focus Surgery, Inc.	—	—		(13,725)
Loss on impairment of Hearing Innovations, Inc.	—	(198,800)		(298,232)
Foreign currency exchange (loss)/gain	(7,023)	26,406		17,401
Total other income	682,233	1,057,191		292,701
Income before minority interest and income taxes	1,241,574	2,840,106		1,876,852
Minority interest in net income of consolidated subsidiaries	13,130	52,505		23,485
Income before provision for income taxes	1,228,444	2,787,601		1,853,367
Income tax provision	292,739	1,068,656		885,792
Net income	$935,705	$1,718,945		$967,575
Net income per share – Basic	$0.14	$.26	$	..15
Net income per share – Diluted	$0.13	$.25	$	..15
Weighted average common shares outstanding – Basic	6,788,341	6,667,615		6,478,138
Weighted average common shares outstanding – Diluted	6,983,699	6,849,845		6,623,743

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2005, 2004 and 2003

	Common Stock $.01 Par Value		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance, June 30, 2002	6,180,165	$61,802	(74,300)	$(401,974)	$22,313,991	$(2,021,059)	$(263,932)	$19,688,828
Net income	—	—	—	—	—	967,575	—	967,575
Foreign currency translation adjustment	—	—	—	—	—	—	292,655	292,655
Comprehensive income	—	—	—	—	—	—	—	1,260,230
Exercise of employee options	553,500	5,535	—	—	398,520	—	—	404,055
Purchase of treasury stock	—	—	(3,500)	(10,450)	—	—	—	(10,450)
Balance, June 30, 2003	6,733,665	$67,337	(77,800)	$(412,424)	$22,712,511	$(1,053,484)	$28,723	$21,342,663
Net income	—	—	—	—	—	1,718,945	—	1,718,945
Foreign currency translation adjustment	—	—	—	—	—	—	276,651	276,651
Comprehensive income	—	—	—	—	—	—	—	1,995,596
Exercise of employee options	82,588	826	—	–	404,091	—	—	404,917
Balance, June 30, 2004	6,816,253	$68,163	(77,800)	$(412,424)	$23,116,602	$665,461	$305,374	$23,743,176
Net income	—	—	—	—	—	935,705	—	935,705
Foreign currency translation adjustment	—	—	—	—	—	—	(88,265)	(88,265)
Comprehensive income	—	—	—	—	—	—	—	847,440
Exercise of employee options	86,499	865	—	—	502,679	—	—	503,544
Balance, June 30, 2005	6,902,752	$69,028	(77,800)	$(412,424)	$23,619,281	$1,601,166	$217,109	$25,094,160

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended June 30,
	2005	2004	2003
Operating activities
Net income	$935,705	$1,718,945	$967,575
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Bad debt expense (recovery)	25,171	(112,420)	409,952
Litigation expense (recovery)	419,000	—	(344,435)
Deferred income tax expense	119,271	282,688	805,694
Depreciation and amortization	1,083,471	732,755	689,605
Loss on disposal of equipment	173,906	123,955	121,384
Deferred (loss) income	(260,451)	412,957	(94,997)
Foreign currency exchange gain (loss)	7,023	(26,406)	(17,401)
Minority interest in net income of subsidiaries	13,130	52,505	23,485
Loss on impairment of Focus Surgery, Inc.	—	—	13,725
Loss on impairment of Hearing Innovations, Inc.	—	198,800	298,232
Income tax benefit on exercise of stock options	—	—	(648,578)
Changes in operating assets and liabilities:
Accounts receivable	(4,234,591)	496,662	(1,143,004)
Inventories	(221,052)	(1,082,361)	(1,038,517)
Income tax receivable	(320,560)	44,204	1,869,336
Prepaid expenses and other current assets	(237,838)	(51,798)	(361,374)
Other assets	(116,151)	(40,136)	114,574
Accounts payable and accrued expenses	1,573,782	444,565	901,280
Litigation settlement liabilities	—	—	(174,332)
Income taxes payable	(12,199)	8,038	136,791
Net cash (used in) provided by operating activities	(1,052,383)	3,202,953	2,528,995
Investing activities
Acquisition of property, plant and equipment	(1,941,792)	(1,106,530)	(760,923)
Purchase of Labcaire stock	—	—	(232,394)
Loans to Hearing Innovations, Inc., net	—	(198,800)	(274,991)
Cash acquired from consolidation of variable interest entity	—	236	—
Net cash (used in) investing activities	(1,941,792)	(1,305,094)	(1,268,308)

(continued on next page)

Misonix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Financing activities
Proceeds from short–term borrowings	$929,040	$1,243,226	$407,964
Payments of short-term borrowings	(398,221)	(627,479)	(534,695)
Principal payments on capital lease obligations	(338,533)	(349,054)	(298,697)
Proceeds of long-term debt	—	—	12,901
Payment of long-term debt	(57,384)	(55,481)	(43,132)
Proceeds from exercise of stock options	503,544	404,917	404,055
Purchase of treasury stock	—	—	(10,450)
Net cash provided by (used in) financing activities	638,446	616,129	(62,054)
Effect of exchange rate changes on assets and liabilities	397	46,009	15,771
Net (decrease) increase in cash and cash equivalents	(2,355,332)	2,559,997	1,214,404
Cash and cash equivalents at beginning of year	4,839,866	2,279,869	1,065,465
Cash and cash equivalents at end of year	$2,484,534	$4,839,866	$2,279,869
Supplemental disclosure of cash flow information:
Cash paid for (received from):
Interest	$228,018	$164,985	$166,971
Income taxes	$351,798	$539,185	$(1,785,349)
Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$453,986	$321,440	$363,800

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

1.    Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of MISONIX, INC. ("Misonix" or the "Company") include the accounts of Misonix, its 100% owned subsidiary, Labcaire Systems, Ltd. ("Labcaire"), its 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. ("Sonora"), and its 100% owned subsidiary, Misonix, Ltd. As of March 31, 2004, the Company consolidated its 100% owned subsidiary Hearing Innovations, Inc. ("Hearing Innovations") in accordance with FIN 46, Variable Interest Entities, as the Company determined it was a variable interest (See Note 2). Hearing Innovations filed for relief under Chapter 11 of the U.S. Bankruptcy Code during fiscal 2005 and as part of the Bankruptcy Plan the Company acquired 100% of the outstanding common stock of Hearing Innovations. Prior to March 31, 2004, the Company reported its investment in Hearing Innovations using the equity method of accounting. The Company's investment in Focus Surgery, Inc. ("Focus") (See Note 2) is reported using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

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

Labcaire, which began operations in February 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales, net income and total assets related to Labcaire as of and for the years ended June 30, 2005, 2004 and 2003 were approximately $11,842,000, $172,000 and $11,335,000, respectively; $10,530,000, $160,000 and $9,414,000, respectively; $9,950,000, $305,000 and $8,053,000, respectively.

The following is an analysis of assets related to Labcaire:

	June 30,
	2005	2004	2003
Current assets	$7,124,000	$5,788,000	$5,421,000
Long – lived assets	4,211,000	3,626,000	2,632,000
Total assets	$11,335,000	$9,414,000	$8,053,000

Sonora, which was acquired in November 1999 and is located in Longmont, Colorado, is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Net sales, net income and total assets related to Sonora as of and for the years ended June 30, 2005, 2004 and 2003 were approximately $11,067,000, $131,000 and $7,241,000, respectively; $9,126,000, $574,000 and $5,376,000, respectively; $8,615,000, $877,000 and $5,181,000, respectively.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

Hearing Innovations is located in Farmingdale, New York. Net sales, net (loss) income and total assets related to Hearing Innovations as of and for the twelve months ended June 30, 2005 and the three months ended June 30, 2004 were approximately $0, $(112,000) and $101,000, respectively, and $4,000, $1,000 and $100,000, respectively.

Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company. It is presently dormant.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2005 and 2004.

Major Customers and Concentration of Credit Risk

The Company's policy is to review its customers' financial condition prior to extending credit and, generally, collateral is not required. Included in sales of medical devices, sales to United States Surgical Corporation ("USS") in 2005, 2004 and 2003 were approximately $5,778,000, $7,198,000 and $6,205,000, respectively. Total royalties from USS related to their sales of this device were approximately $940,000, $1,402,000 and $664,000 during the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Accounts receivable from this customer were approximately $1,247,000 and $1,555,000 at June 30, 2005 and 2004, respectively. At June 30, 2005 and 2004, the Company's accounts receivable with customers outside the United States were approximately $5,656,000 and $3,301,000, respectively, of which $3,781,000 and $2,345,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate. Credit losses relating to both domestic and foreign customers have historically been minimal and within management's expectations.

Inventories

Inventories are stated at the lower of cost (first–in, first–out) or market and consist of raw materials, work-in-process and finished goods. Management evaluates the need to record adjustments for impairments of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods. Inventory items used for demonstration purposes, rentals or on consignment are classified in property, plant and equipment.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 5 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company's policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to adjust if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 2 to 3 years.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2005.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of the common stock of Labcaire, 90% of the common stock of Sonora and the acquisitions of Fibra Sonics, Inc. ("Fibra Sonics"), Sonic Technologies Laboratory Services ("Sonic Technologies") and CraMar Technologies, Inc. ("CraMar").

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 ("SFAS 141") and 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company completed its annual goodwill impairment tests for fiscal 2005 and 2004 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

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

	2005	2004	2003
Weighted average common shares outstanding	6,788,341	6,667,615	6,478,138
Dilutive effect of stock options	195,358	182,230	145,605
Diluted weighted average common shares outstanding	6,983,699	6,849,845	6,623,743

Employee stock options covering 838,195, 25,000 and 1,375,161 shares, respectively, for the years ended June 30, 2005, 2004 and 2003 were not included in the diluted net income per share calculation because their effect would have been anti-dilutive.

Comprehensive Income

The components of the Company's comprehensive income are net income and foreign currency translation adjustments. The foreign currency translation adjustments included in comprehensive income

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

have not been tax effected as investments in foreign affiliates are deemed to be permanent. Total comprehensive income was $847,440 and $1,995,596 for the years ended June 30, 2005 and 2004, respectively.

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

Advertising Expense

The cost of advertising is expensed as of the first showing. The Company incurred approximately $524,000, $474,000 and $441,000 in advertising costs during fiscal 2005, 2004 and 2003, respectively.

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

Shipping and Handling Costs

The Company includes all shipping and handling income and expenses incurred as a component of selling expenses. Shipping and handling income for the years ended June 30, 2005, 2004 and 2003 was approximately $476,000, $412,000 and $228,000, respectively. Shipping and handling expenses for the years ended June 30, 2005, 2004 and 2003 were approximately $607,000, $555,000 and $356,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee and outside directors' compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", which

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	2005		2004		2003
Net income – As reported:	$935,705		$1,718,945		$967,575
Stock based compensation determined under SFAS 123	(1,163,462)		(635,024)		(369,601)
Net (loss) income – Pro forma:	$(227,757)		$1,083,921		$597,974
Net income (loss) per share – Basic:
As reported	$.14		$.26	$	..15
Pro forma	$(.03)	$	..16		$.09
Net income (loss) per share – Diluted:
As reported	$.13		$.25	$	..15
Pro forma	$(.03)	$	..16		$.09

The weighted average fair value at date of grant for options granted during the years ended June 30, 2005, 2004 and 2003 was $3.56, $2.64 and $3.02 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

During fiscal 2005, the Company accelerated the vesting of all unvested stock options awarded to employees and officers which had an exercise price greater than $8.00 per share. Options to purchase 101,000 shares became exercisable immediately as a result of the vesting acceleration. The Company sought to balance the benefit of eliminating the requirement to recognize compensation expense in future periods with the need to continue to motivate employee performance through previously issued, but currently unvested, stock option grants. With those factors being considered, management determined it to be appropriate to accelerate only those unvested stock options where the strike price was reasonably in excess of the Company's then current stock price.

The effect of the acceleration was an increase in pro-forma stock based employee compensation expense for the year ended June 30, 2005 of approximately $300,000, net of taxes ($.04 per basic and diluted share). As the Company will be adopting SFAS 123R, "Share-Based Payment," in the first quarter of fiscal 2006, the decision to accelerate the identified stock options will reduce the Company's share-based compensation, net of taxes by approximately $137,000 in fiscal 2006 and fiscal 2007 and $16,000 in fiscal 2008.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

	2005	2004	2003
Risk-free interest rates	3.50% to 4.04%	2.50% to 2.58%	2.58% to 3.08%
Expected option life in years	5	5	5
Expected stock price volatility	73 - 100%	100%	59%
Expected dividend yield	-0-	-0-	-0-

Reclassifications

The accompanying consolidated financial statements for the prior fiscal years contain certain reclassifications to conform to the current year presentation. Equipment held for rental, consignment and demonstration purposes totaling $1,350,000 (net of depreciation of $465,000) has been reclassified from inventory to property plant and equipment in the June 30, 2004 financial statements. The Consolidated Statements of cash flows for the years ended June 30, 2004 and 2003 have been restated to conform with the current year.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

The Company is adopting SFAS 123(R) effective July 1, 2005 using the modified prospective method. The impact of adopting SFAS 123(R) will be consistent with the impact in the proforma disclosure presented above.

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

In June 1996, the Labcaire Agreement was amended and each of the four directors agreed to sell one-seventh of his total holdings of Labcaire shares to the Company in each of the next seven consecutive years, commencing with fiscal year 1996. Under the Labcaire Agreement, the Company repurchased such

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

shares at a price equal to one-seventh of each executive's prorata share of 8.5 times Labcaire's earnings before interest, taxes, and management charges for the preceding fiscal year, which amount is being treated as goodwill. Total goodwill associated with Labcaire is $1,214,808 of which $1,063,294 remains at June 30, 2005. The Company now owns 100% of Labcaire.

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

Sonic Technologies Laboratory Services

On October 12, 2000, Sonora acquired the assets of Sonic Technologies Laboratory Services ("Sonic"), an ultrasound acoustic measurement and testing laboratory for approximately $320,000. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic were relocated to Sonora's facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $51,219, which includes a broker fee of $25,000) over the fair value of net assets acquired was $301,219 and is being treated as goodwill.

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

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

Hearing Innovations, Inc.

On October 18, 1999, the Company and Hearing Innovations completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock were also part of the agreement. Upon exercise of the warrants, the Company had the right to manufacture Hearing Innovations' ultrasonic products and also had the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). The Company's portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $579,069.

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then-outstanding loans aggregating $192,000 (with accrued interest) was exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the "Hearing Debenture"). The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Company believed the Hearing Debenture was impaired since the Company does not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $397,678 due May 30, 2002. The Company recorded an allowance against the entire balance due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Company believed the loans were impaired since the Company did not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due November 30, 2003. The Company recorded an allowance against the entire balance due in fiscal 2002. The related expense has been included in loss on impairment of loans in the accompanying consolidated statement of income. The Company believed the loans and related interest were impaired since the Company did not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2003, the Company entered into sixteen loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $274,991 due November 30, 2003. The Company recorded an allowance against the entire balance of $274,991 for the above loans as well as accrued interest of $23,241 during fiscal 2003. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statement of income. The Company believed the loans and related interest were impaired since the Company did not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements. In November 2002, the Company signed a management agreement with Hearing Innovations whereby the Company earns $17,000 per month for those services. These amounts have been fully reserved by the Company, as the collectibility of these amounts was uncertain.

During fiscal 2004, the Company entered into eight loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $199,255, of which $455 was in the fourth quarter and was eliminated in consolidation. The Company recorded an allowance against amounts loaned prior to April 1, 2004, which totaled $198,800. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believed the loans and related interest were impaired since the Company did not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements and Hearing Innovations has no predictable cash flows from its product revenue.

The Company previously made the decision not to continue funding Hearing Innovations' operations, however, during fiscal 2004, the Company loaned Hearing Innovations $199,255 to enable Hearing Innovations to reduce a substantial portion of its long-term debt to certain third parties. The Company continued to believe that Hearing Innovations' technology could provide a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations were fully reserved and had a zero basis.

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

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company funded Hearing Innovations up to $150,000 for the reorganization

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

plan. Hearing Innovations filed for relief under Chapter 11 of the U.S. Bankruptcy Code in September 2004. The petition was approved and the Company now owns 100% of the outstanding common stock in Hearing Innovations.

Focus Surgery, Inc.

On May 3, 1999, the Company invested $3,050,000 to obtain an approximately 20% equity interest in Focus, a privately-held technology company and representation on its Board of Directors. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound ("HIFU") technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for the breast, liver, and kidney for both benign and cancerous tumors. The Company's portion of the net losses of Focus were recorded since the date of acquisition. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2005 and 2004 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus' losses since 2001 before the Company can record income from Focus. Focus' unaudited net loss in fiscal year 2005 was $(209,507). The Company will start to record its share of Focus' income when Focus' income is greater than the losses from fiscal year 2002 through fiscal 2005, which aggregated to approximately $1,900,000.

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

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contains warrants, which are deemed nominal in value, to acquire additional shares. The loan is secured by a lien on all of Focus' right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance at June 30, 2004 and 2003. The related expense has been included in loss on impairment of loans in the accompanying consolidated statement of income. The loan is currently in default and the Company is negotiating an extended due date. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

In May 2004, the Company's ownership was reduced to 13% due to additional preferred stock issued by Focus.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture, and exercise all warrants, the Company would hold an interest in Focus of approximately 18%.

The Company has subcontracted Focus to perform research and development activities for which the Company paid $452,000, $155,000 and $100,000 to Focus in fiscal 2005, 2004 and 2003, respectively, which

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

is recorded as research and development expenses in the accompanying statement of operations. During fiscal 2004, Focus entered into an exclusive agreement with the Company to distribute the Sonoblate® 500 in the European market. The Company has purchased approximately $715,000, and $199,000 of product from Focus during fiscal 2005 and 2004, respectively. No purchases were made in fiscal 2003. Total sales to Focus were approximately $702,000, $1,151,000 and $379,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Trade accounts receivable due from Focus at June 30, 2005 and 2004 were approximately $188,000 and $448,000, respectively. Accounts payable to Focus Surgery totaled $280,000 at June 30, 2005 and zero at June 30, 2004.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

Summarized unaudited financial information of Focus as of and for the year ended June 30, 2005 and 2004 are as follows:

Condensed Statement of Operations Information

	2005	2004
Sales	$3,006,000	$3,298,000
Gross profit	1,991,000	2,115,000
Net (loss)	(188,000)	(34,000)

Condensed Balance Sheet Information

	2005	2004
Current assets	$853,000	$890,000
Non-current assets	412,000	434,000
Current liabilities	3,308,000	1,330,000
Non-current liabilities	1,791,000	3,640,000
Preferred stock	4,039,000	4,039,000
Common stockholders' deficit	(7,873,000)	(7,685,000)

3.    Inventories

Inventories are summarized as follows:

	June 30,
	2005	2004
Raw materials	$5,303,581	$4,397,472
Work-in-process	1,643,835	1,733,577
Finished goods	2,833,085	3,463,438
	$9,780,501	$9,594,487

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

4.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2005	2004
Buildings	$1,974,366	$1,982,896
Machinery and equipment	3,404,385	3,145,102
Furniture and fixtures	1,401,301	937,315
Automobiles	1,114,408	1,005,244
Leasehold improvements	396,930	339,191
Demo/consignment inventory	2,965,112	1,815,245
	11,256,502	9,224,993
Less: accumulated depreciation and amortization	4,846,667	3,981,988
	$6,409,835	$5,243,005

Included in machinery and equipment and furniture and fixtures at June 30, 2005 and 2004 are approximately $171,000 and $117,000, respectively, of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $68,000 and $50,000, respectively. Also, included in automobiles are approximately $798,000 and $676,000, respectively, under capital leases with accumulated amortization of approximately $196,000 and $194,000, respectively. The Company leased approximately $454,000, $321,000 and $364,000 of automobiles and equipment under capital lease arrangements during the years ended June 30, 2005, 2004 and 2003, respectively.

Depreciation and amortization of property, plant and equipment amounted to $795,288, $699,811 and $663,057 for the years ended June 30, 2005, 2004 and 2003, respectively.

5.    Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility bears interest at the bank's base rate (5.25% and 4.00% at June 30, 2005 and 2004, respectively) plus 1.75% and a service charge of ..15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires on June 30, 2006 and covers all United Kingdom and European sales. At June 30, 2005, the balance outstanding under this overdraft facility was $1,883,193 and Labcaire received a waiver of all financial covenants that were not in compliance for fiscal 2005.

The Company renewed and increased its revolving credit facility with Bank of America in February, 2005 from $5 million to $6 million to support future working capital needs. The revolving credit facility has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. The Company has $6,000,000 available on its line of credit and is in compliance with all covenants.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

6.    Debt

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house its operations. The purchase price was approximately $2,100,000 and was partially financed with a mortgage loan of $1,283,256. On July 1, 2002, Labcaire transferred its mortgage loan on their facility to Lloyds TSB from HSBC Bank plc. The property loan of £670,000 is repayable over 180 months with interest at base rate (4.50% at June 30, 2005) plus 1.75% and is collateralized by a security interest in certain assets of Labcaire. As of June 30, 2005 and 2004, $1,050,108 and $1,110,609 were outstanding on this loan, respectively.

At June 30, 2005, future principal maturities of long-term debt are as follows:

2006	$54,057
2007	57,754
2008	60,641
2009	62,807
2010	64,973
Thereafter	749,876
$1,050,108

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

7.    Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,
	2005	2004
Accrued payroll and vacation	$356,850	$296,628
Accrued VAT and sales tax	246,170	155,180
Accrued commissions and bonuses	255,400	387,078
Customer deposits and current deferred contracts	1,121,741	808,414
Accrued professional and legal fees	226,235	176,426
Litigation expense	419,000	—
Other	275,851	33,371
	$2,901,247	$1,857,097

8.    Leases

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2011. The principal leases for office space provide for a monthly rental amount of approximately $61,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2009.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2005:

	Capital Leases	Operating Leases
2006	$362,564	$764,395
2007	220,861	796,796
2008	73,619	822,130
2009	—	831,261
2010	—	859,356
Thereafter	—	494,938
Total minimum lease payments	$657,044	$4,568,876
Amounts representing interest	(90,680)
Present value of net minimum lease payments
(including current portion of $322,091)	$566,364

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $882,000, $788,000 and $749,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

9.    Stock Based Compensation Plans

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2005, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2005, options to purchase 302,276 shares were outstanding at exercise prices ranging from $3.07 to $18.50 per share with a vesting period of immediate to two years under the 1996 Plan and options to acquire 235,000 shares were outstanding at exercise prices ranging from $.73 to $7.10 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2005, options to purchase 136,295 shares under the 1996 Plan have been exercised and 183,374 shares have been forfeited (of which options to purchase 171,945 shares have been reissued). At June 30, 2005, options to purchase 733,500 shares under the 1996 Directors Plan have been exercised, options to purchase 90,000 shares have been forfeited (of which none have been reissued) and 66,500 shares remain available for future granting.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2005, options to purchase 401,675 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.31 per share with a vesting period of immediate to two years. At June 30, 2005, options to purchase 51,348 shares under the 1998 Plan have been exercised and options to purchase 75,902 shares under the 1998 Plan have been forfeited (of which options to purchase 28,925 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2005, options to purchase 939,124 shares were outstanding under the 2001 Plan at exercise prices ranging from $4.66 to $8.00 per share with a vesting period of one to three years. At June 30, 2005, options to purchase 56,389 shares under the 2001 Plan have been exercised and options to purchase 93,383 shares under the 2001 Plan have been forfeited (of which options to purchase 88,896 shares have been reissued).

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

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

The following table summarizes information about stock options outstanding at June 30, 2005, 2004 and 2003:

	Options
	Shares	Weighted Avg. Exercise Price
June 30, 2002	1,934,213	$6.64
Granted	353,000	4.94
Exercised	(553,500)	.73
Forfeited	(124,202)	5.57
June 30, 2003	1,609,511	$5.65
Granted	295,000	4.73
Exercised	(82,588)	4.90
Forfeited	(31,683)	5.91
June 30, 2004	1,790,240	$5.53
Granted	293,500	6.37
Exercised	(86,499)	4.04
Forfeited	(89,166)	6.75
June 30, 2005	1,908,075	$5.66

The following table summarizes information about stock options outstanding at June 30, 2005:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average Exercise Price
Range of Exercise Price	Number	Contractual Life (Yrs)	Exercise Price		Number
$.73	75,000	2	$	..73	75,000	$.73
$3.07 - 4.99	213,000	8		$4.30	171,333	$4.20
$5.06 - 8.00	1,595,075	7		$6.25	1,561,242	$6.21
$12.33 - 18.50	25,000	2		$14.80	25,000	$14.80
	1,908,075	7		$5.66	1,832,575	$5.66

As of June 30, 2005 and 2004, 1,908,075 and 1,790,240 shares are reserved for issuance under outstanding options and 219,393 and 423,727 shares are reserved for the granting of additional options, respectively. All outstanding options expire between July 2006 and January 2014 and vest immediately or over periods of up to three years.

During fiscal year 2003, the Company repurchased 3,500 shares of its Common Stock in the open market at an average price of $2.99 per share for an aggregate amount of $10,450. At June 30, 2003, the Company had purchased a total of 77,800 shares at an average price of $5.30 per share for an aggregate amount of $412,424.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

10.    Commitments and Contingencies

Legal Proceedings

A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora Medical Systems in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. The case involved royalties claimed on recoating of transesophogeal probes, which is a process by Sonora. Approximately 80% of the judgment was based on the jury estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

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

Employment Agreement

In October 2004, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2005 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company provided automobile. The agreement also provides for a discretionary bonus based on the Company's pre-tax operating earnings, based on a calendar year.

11.    Business Segments

The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief operating decision maker. Summarized financial information for each of the segments for the years ended June 30, 2005, 2004 and 2003 are as follows:

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

For the year ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	(a) Corporated and Unallocated	Total
Net sales	$24,842,549	$21,064,035	$—	$45,906,584
Cost of goods sold	13,787,186	13,082,050	—	26,869,236
Gross profit	11,055,363	7,981,985	—	19,037,348
Selling expenses	3,164,535	2,946,181	—	6,110,716
Research and development	2,437,466	1,048,597	—	3,486,063
Total operating expenses	5,602,001	3,994,778	_8,881,228	18,478,007
Income from operations	$5,453,362	$3,987,207	$(8,881,228)	$559,341

(a) Amount represents general and administrative and litigation expenses.

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

For the year ended June 30, 2004:

	Medical Devices	Laboratory and Scientific Products	(a) Corporated and Unallocated	Total
Net sales	$21,350,846	$17,708,220	$—	$39,059,066
Cost of goods sold	11,879,237	10,663,226	—	22,542,463
Gross profit	9,471,609	7,044,994	—	16,516,603
Selling expenses	2,150,482	2,511,524	—	4,662,006
Research and development	1,580,909	856,843	—	2,437,752
Total operating expenses	3,731,391	3,368,367	7,633,930	14,733,688
Income from operations	$5,740,218	$3,676,627	$(7,633,930)	$1,782,915

(a) Amount represents general and administrative expenses.

For the year ended June 30, 2003:

	Medical Devices	Laboratory and Scientific Products	(a) Corporated and Unallocated	Total
Net sales	$17,504,978	$17,353,773	$—	$34,858,751
Cost of goods sold	9,725,617	10,628,941	—	20,354,558
Gross profit	7,779,361	6,724,832	—	14,504,193
Selling expenses	1,406,543	2,725,534	—	4,132,077
Research and development	1,400,336	708,976	—	2,109,312
Total operating expenses	2,806,879	3,434,510	6,678,653	12,920,042
Income from operations	$4,972,482	$3,290,322	$(6,678,653)	$1,584,151

(a) Amount represents general and administrative and litigation settlement (recovery) expenses.

There are two major customers for medical devices. Sales to USS were approximately $5,778,000, $7,198,000 and $6,205,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Sales to Byron Medical were approximately $2,375,000, $1,732,000 and $536,000 during the fiscal years ended June 30, 2005, 2004 and 2003, respectively. There were no significant concentrations of sales or accounts receivable for laboratory and scientific products for the years ended June 30, 2005, 2004 and 2003, respectively.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

	Year ended June 30,
	2005	2004	2003
United States	$29,054,094	$25,261,159	$22,603,227
Canada	843,777	565,872	446,307
Mexico	21,101	229,603	6,230
United Kingdom	11,293,506	9,509,301	8,767,304
Europe	2,823,169	1,502,776	1,357,245
Asia	899,274	1,037,553	1,193,294
Middle East	279,514	325,365	139,501
Other	692,149	627,437	345,643
	$45,906,584	$39,059,066	$34,858,751

Total assets, by geographic area, at June 30, are as follows:

	2005	2004
United States	$26,750,834	$24,827,089
United Kingdom	11,335,102	9,414,023
	$38,085,936	$34,241,112

12.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

	2005	2004
Deferred tax liabilities:
Depreciation and amortization	$(270,884)	$(10,226)
Total deferred tax liabilities	(270,884)	(10,226)
Deferred tax assets:
Bad debt reserves	129,297	116,508
Inventory valuation	666,019	503,809
License fee income	106,665	116,147
Investments	2,587,622	2,563,292
Non-cash compensation charge	183,105	183,105
Litigation	150,840	—
Net state loss carry forward	159,962	159,962
Depreciation	—	8,213
Other	18,269	25,065
Total deferred tax assets	4,001,779	3,676,101
Valuation allowance	(2,792,584)	(2,608,293)
Net deferred tax asset	$938,311	$1,057,582
Recorded as:
Current deferred tax asset	$964,426	$645,381
Non-current deferred tax asset	244,769	412,201
Non-current deferred tax liability	(270,884)	—
	$938,311	$1,057,582

As of June 30, 2005, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.

At June 30, 2005, the Company had a net operating loss carryforward ("NOL") of approximately $4,300,000 available to reduce future New York state taxable income. This NOL begins to expire in fiscal year 2022.

In connection with the loss on impairment of equity investments, which included the carrying value of the investments and related notes and debentures, the Company recorded a deferred tax asset in the amount of $2,587,622 and $2,563,292 at June 30, 2005 and 2004, respectively. The Company recorded a full valuation allowance against the asset in accordance with the provisions of SFAS No. 109. Based upon the

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

capital nature of the deferred tax asset and the Company's projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2005 and 2004.

During the fourth quarter of fiscal 2003, the Company recorded a valuation allowance of $96,642 against the deferred tax asset related to the non-cash compensation charge due to the recent decline in the Company's stock price. During the fourth quarter of fiscal 2004, the Company reduced the valuation allowance by $51,641 due to the recent increase in the Company's stock price leaving a valuation allowance of $45,001. With this valuation, management believes that it will generate taxable income sufficient to realize the tax benefit associated with this future deductible temporary difference.

Significant components of the income tax expense (benefit) attributable to operations for the years ended June 30 are as follows:

	2005	2004	2003
Current:
Federal	$185,410	$801,297	$—
State	46,000	27,635	15,284
Foreign	(57,942)	(42,964)	64,814
Total current	$173,468	785,968	80,098
Deferred:
Federal	$74,487	206,307	702,695
State	21,006	76,381	102,999
Foreign	23,778	—	—
Total deferred	119,271	282,688	805,694
	$292,739	$1,068,656	$885,792

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) for the periods ended June 30 is as follows:

	2005	2004	2003
Tax at Federal statutory rates	$422,135	$965,636	$638,129
State income taxes, net of Federal benefit	30,360	68,651	23,098
Research credit	(116,000)	—	—
Extraterritorial income exclusion	(61,540)	—	—
Foreign taxes	(30,181)	(20,760)	(9,425)
Valuation allowance	—	8,862	218,305
Travel and entertainment	6,971	6,524	4,140
Other	40,994	39,743	11,545
	$292,739	$1,068,656	$885,792

Misonix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

The USS License gives USS exclusive worldwide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $940,000 and $1,402,000 for the fiscal years ended June 30, 2005 and 2004, respectively. Also as part of the USS License, the Company was reimbursed for certain product development expenditures (as defined in the USS License). The amount of reimbursement was $20,000 for the year ended June 30, 2004. There was no reimbursement for the year ended June 30, 2003.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Byron Medical, Inc. for the sale, marketing and distribution of the Lysonix 2000 soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement.

14.    Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $14,000 or $17,000 if the employee was over 50 years of age for the year ended June 30, 2005. The plan provides for a matching contribution by the Company of 10%-25% of annual eligible compensation contributed by the participants based on years of service, which amounted to $104,904, $90,785 and $63,777 for the years ended June 30, 2005, 2004 and 2003, respectively.

15.    Subsequent Event

During July 2005, the Company retained ThinkEquity Partners LLC to advise and assist Misonix in identifying and evaluating strategic opportunities for its Laboratory and Scientific segment.

Schedule II

MISONIX, INC.
Valuation and Qualifying Accounts and Reserves
Years ended June 30, 2005, 2004 and 2003

Column A Description	Column B Balance at Beginning of period	Column C Additions (Recoveries) Charged (Credited) to cost and expenses	Column D Additions (deductions)– describe		Column E Balance at end of period

Allowance for doubtful accounts: Year ended June 30:

2005	$457,016	$25,171	$(76,189)		$405,998

2004	$644,157	$(112,420)	$(74,721)	(A)	$457,016

2003	$223,413	$409,952	$10,792		$644,157

Valuation allowance for deferred taxes: Year ended June 30:

2005	$2,608,293	$184,291	—		$2,792,584

2004	$2,582,225	$77,709	$(51,641)	(B)	$2,608,293

2003	$2,363,920	$218,305	—		$2,582,225

(A)	Reduction in allowance for doubtful accounts due to write-off of accounts receivable balance.

(B)	Reduction in valuation allowance for deferred taxes with respect to non-cash compensation charge due to increase of the Company's stock price.