Form 10-Q
period 2005-09-30
MISONIX INC
filed 2005-11-14
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

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

(631) 694-9555

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

Yes             No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at November 14 , 2005
Common Stock, $.01 par value	6,857,519

MISONIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MISONIX, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,880,703	$2,484,534
Accounts receivable, less allowance for doubtful accounts of $454,906 and $405,998, respectively	8,184,649	11,757,827
Inventories	10,769,271	9,780,501
Deferred income taxes	1,032,644	964,426
Income tax receivable	456,997	224,734
Prepaid expenses and other current assets	1,015,076	1,336,104
Total current assets	24,339,340	26,548,126
Property, plant and equipment, net	6,217,068	6,409,835
Deferred income taxes	312,734	244,769
Goodwill	4,473,713	4,473,713
Other assets	425,227	409,493
Total assets	$35,768,082	$38,085,936
Liabilities and stockholders' equity
Current liabilities:
Revolving credit facilities	$1,364,957	$1,883,193
Accounts payable	4,712,569	5,482,313
Accrued expenses and other current liabilities	2,798,991	2,901,247
Current maturities of long-term debt and capital lease obligations	400,574	376,148
Total current liabilities	9,277,091	10,642,901

Long-term debt and capital lease obligations	1,204,609	1,240,324
Deferred income taxes	287,419	270,884
Deferred income	501,532	508,582
Minority interest	345,424	329,085
Stockholders' equity:
Common stock, $.01 par value—shares authorized 10,000,000; 6,925,319 and 6,902,752 issued, and 6,847,519 and 6,824,952 outstanding, respectively	69,253	69,028
Additional paid–in capital	24,030,981	23,619,281
Retained earnings	295,803	1,601,166
Treasury stock, 77,800 shares	(412,424)	(412,424)
Accumulated other comprehensive income	168,394	217,109
Total stockholders' equity	24,152,007	25,094,160

Total liabilities and stockholders' equity	$35,768,082	$38,085,936

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,
	2005	2004
Net sales	$9,111,572		$10,500,066
Cost of goods sold	5,675,041		6,089,326
Gross profit	3,436,531		4,410,740
Operating expenses:
Selling expenses	1,561,634		1,439,809
General and administrative expenses	2,734,862		1,740,894
Research and development expenses	916,740		741,768
Total operating expenses	5,213,236		3,922,471
(Loss) income from operations	(1,776,705)		488,269

Other income (expense):
Interest income	24,109		1,285
Interest expense	(55,334)		(50,558)
Option/license fees	5,698		6,078
Royalty income	210,000		245,000
Miscellaneous	(9,614)		1,534
Total other income	174,859		203,339
(Loss) income before minority interest and income taxes	(1,601,846)		691,608
Minority interest in net income of consolidated subsidiaries	16,339		15,439
(Loss) income before income taxes	(1,618,185)		676,169
Income tax (benefit) expense	(312,822)		259,902
Net (loss) income	$(1,305,363)		$416,267
Net (loss) income per share – Basic	$(.19)	$	..06
Net (loss) income per share – Diluted	$(.19)	$	..06
Weighted average common shares outstanding – Basic	6,832,622		6,741,786
Weighted average common shares outstanding – Diluted	6,832,622		6,959,540

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2005	2004
Operating activities
Net (loss) income	$(1,305,363)	$416,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	65,358	(63,510)
Deferred income tax benefit	(119,095)	(19,229)
Depreciation and amortization	421,017	188,068
Loss on disposal of equipment	39,356	—
Foreign currency exchange loss	6,131	—
Minority interest in net income of subsidiaries	16,339	15,439
Stock option compensation	273,963	—
Changes in operating assets and liabilities:
Accounts receivable	3,672,733	(38,569)
Inventories	(1,038,889)	(647,732)
Income tax receivable	(232,263)	—
Prepaid expenses and other current assets	301,948	(416,263)
Other assets	(10,323)	739
Accounts payable and accrued expenses	(988,081)	(818,893)
Deferred (loss) income	(7,050)	104,341
Income taxes payable	—	105,046
Net cash provided by (used in) operating activities	1,095,781	(1,174,296)
Investing activities
Acquisition of property, plant and equipment	(240,028)	(109,858)
Net cash (used in) investing activities	(240,028)	(109,858)
Financing activities
Payments of short–term borrowings	(480,656)	311,388
Principal payments on capital lease obligations	(102,298)	(72,653)
Proceeds from exercise of employee stock options	137,962	47,000
Payments of long-term debt	(14,336)	(13,164)
Net cash (used in) provided by financing activities	(459,328)	272,571

Effect of exchange rate changes on cash	(256)	(6,532)
Net increase (decrease) in cash and cash equivalents	396,169	(1,018,115)
Cash and cash equivalents at beginning of period	2,484,534	4,839,866
Cash and cash equivalents at end of period	$2,880,703	$3,821,751
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$55,334	$50,558
Income taxes	$19,726	$349,005
Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$142,801	$64,889

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc.
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

2.    Net Income Per Share

Basic income per common share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if options to purchase common stock were exercised. For the September 2005 Quarter, dilutive weighted average common shares outstanding of 340,460 were excluded from the diluted loss per share calculation, since the effect of including these options would have been anti-dilutive. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the Three Months Ended September 30,
	2005	2004
Weighted average common shares outstanding	6,832,622	6,741,786
Dilutive effect of stock options	—	217,754
Diluted weighted average common shares outstanding	6,832,622	6,959,540

3.    Comprehensive Income

Total comprehensive (loss) income was $(1,354,078) and $306,893 for the three months ended September 30, 2005 and 2004, respectively. The components of comprehensive (loss) income are net (loss) income and foreign currency translation adjustments.

4.    Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for stock option plans under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Misonix, Inc.
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25 ("APB No. 25"). Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the three-month period ended September 30, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Stock options are granted with exercise prices not less than the fair market value of the Company's common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the "Committee")) not to exceed 10 years. The Committee determines the vesting period for the Company's stock options. Generally, such stock options have vesting periods of immediate to three years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. During the three month periods ended September 30, 2005 and 2004, the Company granted options to purchase 69,000 and 108,500 shares of the Company's common stock, respectively.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, the Company's loss before taxes and net loss for the three month period ended September 30, 2005 is $274,000 and $204,000 higher, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Compensation expense is recognized in the administrative expenses line item of the Company's statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at September 30, 2005 and 2004. Basic and dilutive loss per share for the three month period ended September 30, 2005 would have been $(.16), if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive loss per share of $(.19). As of September 30, 2005, there was $448,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.2 years.

The total cash received from the exercise of stock options was $138,000 and $47,000 for the three month periods ended September 30, 2005 and 2004, respectively, and are classified as financing cash flows. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

Misonix, Inc.
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

The fair values of the options granted during the three month periods ended September 30, 2005 and 2004 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	September 30, 2005	September 30, 2004
Risk-free interest rate	4.22%	3.50%
Expected life	5 years	5 years
Expected volatility	53.5%	100.0%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$3.85	$6.06

The expected life was based on historical exercises and terminations. The expected volatility for the periods with the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not issued dividends and does not expect to issue any in the future.

Changes in outstanding options are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)
Outstanding at June 30, 2005	1,908,075	$5.66
Granted	69,000	7.60
Exercised	(22,567)	6.11
Forfeited	(22,410)	6.02
Options outstanding at September 30, 2005	1,932,098	$5.72	7
Options vested at September 30, 2005	1,716,598
Options available for grant at September 30, 2005	172,803

Misonix, Inc.
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

The table below presents the pro forma effect on net income and basic and diluted loss per share if the Company had applied the fair value recognition provision to options granted under its stock option plans for the three month period ended September 30, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods. If the Company had adopted the fair value based method for the quarter ended September 30, 2004, additional net compensation expense of $301,000 would have been recognized in the statements of operations.

Three month period ended September 30, 2004
Net income – As reported:	$416,267
Stock based compensation determined under SFAS 123	(182,383)
Net income (loss) – Pro forma:	$233,884
Net income (loss) per share –
Basic:
As reported	$.06
Pro forma	$.03
Net income (loss) per share –
Diluted:
As reported	$.06
Pro forma	$.03

5.    Inventories

Inventories are summarized as follows:

	September 30, 2005	June 30, 2005
Raw material	$4,426,587	$5,303,581
Work-in-process	2,123,864	1,643,835
Finished goods	4,218,820	2,833,085
	$10,769,271	$9,780,501

Misonix, Inc.
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

6.    Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30, 2005	June 30, 2005
Accrued payroll and vacation	$310,738	$356,850
Accrued VAT sales tax	61,824	246,170
Accrued commissions and bonuses	232,257	255,400
Customer deposits and deferred contracts	1,194,641	1,121,741
Accrued professional fees	305,128	226,235
Litigation	419,000	419,000
Other	275,403	275,851
	$2,798,991	$2,901,247

7.    Business Segments

The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, the Sonoblate 500 (used to treat prostate cancer), refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments is as follows:

Misonix, Inc.
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

For the three months ended September 30, 2005:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$4,974,336	$4,137,236	$—	$9,111,572
Cost of goods sold	3,094,197	2,580,844	—	5,675,041
Gross profit	1,880,139	1,556,392	—	3,436,531
Selling expenses	907,044	654,590	—	1,561,634
Research and development expenses	591,791	324,949	—	916,740
Total operating expenses	1,498,835	979,539	2,734,862	5,213,236
(Loss) income from operations	$381,304	$576,853	$(2,734,862)	$(1,776,705)

(a) Amount represents general and administrative expenses.

For the three months ended September 30, 2004:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$5,930,673	$4,569,393	$—	$10,500,066
Cost of goods sold	3,376,606	2,712,720	—	6,089,326
Gross profit	2,554,067	1,856,673	—	4,410,740
Selling expenses	761,040	678,769	—	1,439,809
Research and development expenses	509,440	232,328	—	741,768
Total operating expenses	1,270,480	911,097	1,740,894	3,922,471
Income from operations	$1,283,587	$945,576	$(1,740,894)	$488,269

(a) Amount represents general and administrative expenses.

Misonix, Inc.
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended September 30:

	2005	2004
United States	$6,161,760	$6,564,697
Canada	132,016	271,593
United Kingdom	1,894,900	2,265,420
Europe	472,267	867,173
Asia	322,816	112,403
Middle East	30,893	198,601
Other	96,920	220,179
	$9,111,572	$10,500,066

MISONIX, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2005 and 2004.

Net sales.    Net sales decreased $1,388,494 to $9,111,572 for the three months ended September 30, 2005 from $10,500,066 for the three months ended September 30, 2004. This difference in net sales was due to a decrease in sales of medical device products of $956,337 to $4,974,336 for the three months ended September 30, 2005 from $5,930,673 for the three months ended September 30, 2004. The decrease in medical device products revenues was attributable to a 44% reduction in therapeutic medical device products revenues to $2.0 million, partially offset by a 24% increase in diagnostic medical device products revenues to $3.0 million. This difference in net sales is also due to a decrease in sales of laboratory and scientific products of $432,157 to $4,137,236 for the three months ended September 30, 2005 from $4,569,393 for the three months ended September 30, 2004. The decrease in sales of laboratory and scientific products was due to a decrease in Labcaire sales of approximately $582,000, sales of wet scrubber products of $82,000 and ductless fume enclosure products of $21,000, partially offset by an increase in laboratory ultrasonic product sales of $253,000. The decrease in Labcaire sales is primarily due to a reduction in sales of the Guardian (endoscopic cleaning) product. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended September 30, 2005 and 2004, the Company had foreign net sales of $2,949,812 and $3,935,369, respectively, representing 32.4% and 37.5% of net sales, respectively. The decrease in foreign sales during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is substantially due to decreased Labcaire sales.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended September 30:

	2005	2004
United States	$6,161,760	$6,564,697
Canada	132,016	271,593
United Kingdom	1,894,900	2,265,420
Europe	472,267	867,173
Asia	322,816	112,403
Middle East	30,893	198,601
Other	96,920	220,179
	$9,111,572	$10,500,066

Summarized financial information for each of the segments for the three months ended September 30, 2005 and 2004 are as follows:

For the three months ended September 30, 2005:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$4,974,336	$4,137,236	$—	$9,111,572
Cost of goods sold	3,094,197	2,580,844	—	5,675,041
Gross profit	1,880,139	1,556,392	—	3,436,531
Selling expenses	907,044	654,590	—	1,561,634
Research and development expenses	591,791	324,949	—	916,740
Total operating expenses	1,498,835	979,539	2,734,862	5,213,236
(Loss) income from operations	$381,304	$576,853	$(2,734,862)	$(1,776,705)

(a) Amount represents general and administrative expenses.

For the three months ended September 30, 2004:

	Medical Devices	Laboratory and Scientific Products	(a) Corporate and Unallocated	Total
Net sales	$5,930,673	$4,569,393	$—	$10,500,066
Cost of goods sold	3,376,606	2,712,720	—	6,089,326
Gross profit	2,554,067	1,856,673	—	4,410,740
Selling expenses	761,040	678,769	—	1,439,809
Research and development expenses	509,440	232,328	—	741,768
Total operating expenses	1,270,480	911,097	1,740,894	3,922,471
Income from operations	$1,283,587	$945,576	$(1,740,894)	$488,269

(a) Amount represents general and administrative expenses.

Gross profit:    Gross profit decreased to 37.7% as a percentage of sales for the three months ended September 30, 2005 from 42.0% for the three months ended September 30, 2004. Gross profit for medical device products decreased to 37.8% of sales in the three months ended September 30, 2005 from 43.1% of sales in the three months ended September 30, 2004. The decrease in gross profit for medical device products was negatively impacted by decreased volume and an unfavorable product mix. Gross profit for laboratory and scientific products decreased to 37.6% for the three months ended September 30, 2005 from 40.6% for the three months ended September 30, 2004. The decrease in gross profit for laboratory and scientific products was due to additional costs incurred by Labcaire, which was partially attributable to retrofitting Guardian endoscopic units in the field and decreased margins for fume enclosures in the United States, which was partially offset by increased margins for ultrasonic products. The Company manufactures and sells both medical device and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses:    Selling expenses increased $121,825 to $1,561,634 for the three months ended September 30, 2005 from $1,439,809 for the three months ended September 30, 2004. Medical device products selling expenses increased $146,004 predominantly due to increased expenses related to clinical trials for therapeutic medical devices. Laboratory and scientific products selling expenses decreased $24,179 predominantly due to a decrease in marketing expenses for the Company's Fume Enclosure products.

General and administrative expenses:    General and administrative expenses increased $993,968 from $1,740,894 in the three months ended September 30, 2004 to $2,734,862 in the three months ended September 30, 2005. The increase was due to increased salary expense, increased rent, insurance expense, utilities and higher accounting fees. In addition, bad debt expense was $124,000 higher in the September 2005 Quarter than the September 2004 Quarter, due to the decrease in the allowance for doubtful accounts specifically related to a reserve established against Focus Surgery, Inc. which was no longer needed. Additionally, the effect of implementings SFAS 123R (as defined below) in the September 2005 Quarter, which requires companies to measure and record compensation cost for all share-based payments, was $274,000.

Research and development expenses:    Research and development expenses increased $174,972 from $741,768 for the three months ended September 30, 2004 to $916,740 for the three months ended September 30, 2005. Medical device products research and development expenses increased $82,351 predominantly due to research and development efforts for a product to treat liver and kidney cancer. Laboratory and Scientific products research and development expenses increased $92,621 substantially due to increased research and development efforts for various product enhancements and new product designs at Labcaire.

Other income (expense):    Other income for the three months ended September 30, 2005 was $174,859 as compared to $203,339 for the three months ended September 30, 2004. The decrease of $28,480 was primarily due to decreased royalty income of $35,000, increased miscellaneous expense of $11,148 and increased interest expense of $4,776, which was partially offset by increased interest income of $22,824.

Income taxes:    The effective tax rate was 19.3% for the three months ended September 30, 2005 as compared to an effective tax rate of 38.4% for the three months ended September 30, 2004. The current effective income tax rate of 19.3%, which is the estimated effective tax rate for fiscal 2006 and is lower than the statutory rate due to permanent tax items, such as the R&D credit and the extra territorial income exclusion. In addition, a tax benefit was not recorded for the loss incurred by Labcaire Systems Limited ("Labcaire").

Critical Accounting Policies:

General:    Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005 includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

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

Property, Plant and Equipment:    Property, plant and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 5 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company's policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to make adjustments if necessary. Certain inventory which is used as demo equipment, fee-for-service or consignment is classified in property, plant and equipment and is depreciated over estimated useful lives of 2 to 3 years.

Goodwill:    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141") and SFAS 142 ("SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company performed the first test and determined that there is no indication that the goodwill recorded is impaired and, therefore, the second test was not required. The Company also completed its annual goodwill impairment tests for fiscal 2005 in the fourth quarter with no impairment noted.

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

Stock-Based Compensation:    Effective July 1, 2005, the Company accounts for its stock-based compensation plans in accordance with SFAS 123R.

Recent Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", and APB No. 25, "Accounting for Stock Issued to Employees." The statement is effective for interim or annual periods beginning after June 15, 2005. Accordingly, effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R. See Note 4, Stock-Based Compensation, for further information regarding the implementation of SFAS No. 123R.

Forward Looking Statements

This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint ventures and investments in related entities, future economic, competitive and market conditions, and the outcome of legal proceedings as well as management business decisions.

Liquidity and Capital Resources

Working capital at September 30, 2005 and June 30, 2005 was approximately $15,062,000 and $15,905,000, respectively. In the three months ended September 30, 2005, cash provided by operations totaled $1,095,781. The increase in the cash balance is predominately due to the collection of accounts receivable, which was partially offset by increases in inventory, payments of accounts payable and accrued expenses. In the three months ended September 30, 2005, cash used in investing activities was approximately $240,000, which primarily consisted of the purchase of property, plant and equipment in the regular course of business. In the three months ended September 30, 2005, cash used in financing activities was $459,000, primarily consisting of payments on short-term borrowings, capital lease obligations and long-term debt, partially offset by receipts from the exercise of employee stock options.

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,365,000 (£774,000) and bears interest at the bank's base rate of 5.25% plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables.

The Company renewed and increased its revolving credit facility with Bank of America in February, 2005 from $5 million to $6 million to support future working capital needs. The revolving credit facility has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus ..25% per annum and expires on January 18, 2008. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. The Company has $6,000,000 available on its line of credit and is in compliance with all covenants.

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

Foreign Exchange Rates:

Approximately 23% of the Company's revenues in the period ended September 30, 2005 were received in English Pounds currency. To the extent that the Company's revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.79 for the three months ended September 30, 2005 and 2004. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company's operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 4.    Controls and Procedures.

Our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

MISONIX, INC.

PART II - OTHER INFORMATION

Item 6.    Exhibits.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2005

MISONIX, INC. (Registrant)

By:	/s/ Michael A. McManus, Jr. Michael A. McManus, Jr. President and Chief Executive Officer

By:	/s/ Richard Zaremba Richard Zaremba Vice President,Chief Financial Officer, Treasurer and Secretary