Form 10-Q
period 2005-12-31
MISONIX INC
filed 2006-02-14
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
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

Yes     No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at February 7, 2006

Common Stock, $.01 par value	6,893,776

MISONIX, INC.

INDEX

Part I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of
	December 31, 2005 (Unaudited) and June 30, 2005	3

	Consolidated Statements of Operations
	Six months ended December 31, 2005
	and 2004 (Unaudited)	4

	Consolidated Statements of Operations
	Three months ended December 31, 2005
	and 2004 (Unaudited)	5

	Consolidated Statements of Cash Flows
	Six months ended December 31, 2005
	and 2004 (Unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	27

Signatures		28

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MISONIX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,718,435	$2,484,534
Accounts receivable, less allowance for doubtful accounts of $544,368 and $405,998, respectively	7,419,824	11,757,827
Inventories	11,414,570	9,780,501
Deferred income taxes	1,072,514	964,426
Income tax receivable	754,031	224,734
Prepaid expenses and other current assets	729,795	1,336,104
Total current assets	24,109,169	26,548,126

Property, plant and equipment, net	6,101,123	6,409,835
Deferred income taxes	26,304	244,769
Goodwill	4,473,713	4,473,713
Other assets	443,399	409,493
Total assets	$35,153,708	$38,085,936

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$1,989,205	$1,883,193
Accounts payable	5,072,975	5,482,313
Accrued expenses and other current liabilities	2,006,255	2,901,247
Current maturities of long-term debt and capital lease obligations	389,398	376,148
Total current liabilities	9,457,833	10,642,901

Long-term debt and capital lease obligations	1,139,094	1,240,324
Deferred income taxes	—	270,884
Deferred income	456,500	508,582
Minority interest	348,209	329,085

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 6,935,319 and 6,902,752 issued, and 6,857,519 and 6,824,952 outstanding, respectively	69,353	69,028
Additional paid-in capital	24,177,665	23,619,281
Retained (deficit) earnings	(211,302)	1,601,166
Treasury stock, 77,800 shares	(412,424)	(412,424)
Accumulated other comprehensive income	128,780	217,109
Total stockholders’ equity	23,752,072	25,094,160

Total liabilities and stockholders’ equity	$35,153,708	$38,085,936

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended December 31,
	2005	2004

Net sales	$19,379,958	$21,137,278

Cost of goods sold	12,079,906	12,279,880

Gross profit	7,300,052	8,857,398

Operating expenses:
Selling expenses	3,248,471	2,931,315
General and administrative expenses	5,025,542	3,742,125
Research and development expenses	1,763,736	1,621,958
Total operating expenses	10,037,749	8,295,398
(Loss) income from operations	(2,737,697)	562,000

Other income (expense):
Interest income	48,115	29,732
Interest expense	(114,610)	(112,722)
Royalty income and license fees net of royalty expense of ($37,399) and ($38,095), respectively	394,067	447,296
Foreign exchange loss	(13,381)	(10,413)
Total other income	314,191	353,893

(Loss) income before minority interest and income taxes	(2,423,506)	915,893

Minority interest in net income of consolidated subsidiary	19,124	27,246

(Loss) income before income taxes	(2,442,630)	888,647

Income tax (benefit) expense	(630,162)	294,044

Net (loss) income	($ 1,812,468)	$594,603

Net (loss) income per share-Basic	($ .26)	$.09

Net (loss) income per share - Diluted	($ .26)	$.09

Weighted average common shares outstanding - Basic	6,844,802	6,757,870

Weighted average common shares outstanding - Diluted	6,844,802	6,954,005

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	December 31,
	2005	2004

Net sales	$10,268,386	$10,637,212

Cost of goods sold	6,404,865	6,190,554

Gross profit	3,863,521	4,446,658

Operating expenses:
Selling expenses	1,686,837	1,491,506
General and administrative expenses	2,290,680	2,001,231
Research and development expenses	846,996	880,190
Total operating expenses	4,824,513	4,372,927
(Loss) income from operations	(960,992)	73,731

Other income (expense):
Interest income	24,006	28,447
Interest expense	(59,276)	(62,164)
Royalty income and license fee net of royalty expense of ($37,399) and ($16,700), respectively	178,369	196,218
Foreign exchange loss	(3,767)	(11,947)
Total other income	139,332	150,554

(Loss) income before minority interest and income taxes	(821,660)	224,285

Minority interest in net income of consolidated subsidiary	2,785	11,807

(Loss) income before income taxes	(824,445)	212,478

Income tax (benefit) expense	(317,340)	34,142

Net (loss) income	($507,105)	$178,336

Net (loss) income per share - Basic	($ .07)	$.03

Net (loss) income per share - Diluted	($ .07)	$.03

Weighted average common shares outstanding - Basic	6,856,981	6,773,953

Weighted average common shares outstanding - Diluted	6,856,981	6,948,470

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2005	2004
Operating activities
Net (loss) income	($1,812,468)	$594,603
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Bad debt expense (recovery)	157,068	(78,000)
Deferred income tax benefit	(159,401)	(22,200)
Depreciation and amortization	732,282	404,859
Loss on disposal of equipment	67,538	110,394
Minority interest in net income of subsidiaries	19,124	27,246
Stock option compensation	373,746	-
Other	6,131	10,413
Changes in operating assets and liabilities:
Accounts receivable	3,986,484	(416,048)
Inventories	(1,753,034)	(958,079)
Income tax receivable	(529,297)	-
Prepaid expenses and other current assets	577,576	310,527
Other assets	(35,342)	(66,305)
Accounts payable and accrued expenses	(1,003,612)	(594,545)
Deferred income	(52,082)	(150,884)
Income taxes payable	-	(33,734)
Net cash provided by (used in) operating activities	574,713	(861,753)
Investing activities
Acquisition of property, plant and equipment	(477,623)	(276,230)
Net cash used in investing activities	(477,623)	(276,230)
Financing activities
Proceeds from short-term borrowings	674,631	317,377
Payments of short-term borrowings	(475,704)	(391,686)
Principal payments on capital lease obligations	(198,708)	(166,307)
Proceeds from exercise of employee stock options	166,145	185,150
Payments of long-term debt	(28,976)	(27,529)
Net cash provided by (used in) financing activities	137,388	(82,995)

Effect of exchange rate changes on cash	(577)	(33,228)
Net increase (decrease) in cash and cash equivalents	233,901	(1,254,206)
Cash and cash equivalents at beginning of period	2,484,534	4,839,866
Cash and cash equivalents at end of period	$2,718,435	$3,585,660
Supplemental disclosure of cash flow information:
Cash paid for
Interest	$114,610	$112,722
Income taxes	$39,726	$349,005
Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$213,751	$356,996

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

2.     Net (Loss) Income Per Share

Basic (loss) income per common share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if options to purchase common stock were exercised. For the six and three month periods ended December 2005, dilutive weighted average common shares outstanding of 238,644 and 136,828, respectively, were excluded from the diluted loss per share calculation, since the effect of including these options would have been anti-dilutive. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the Six Months		For the Three Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Weighted average common shares outstanding	6,844,802	6,757,870	6,856,981	6,773,953
Dilutive effect of stock options	—	196,135	—	174,517
Diluted weighted average common shares outstanding	6,844,802	6,954,005	6,856,981	6,948,470

3      Comprehensive Income

Total comprehensive (loss) income was ($1,900,797) and ($546,719) for the six and three months ended December 31, 2005, respectively, and $769,788 and $352,002 for the six and three months ended December 31, 2004, respectively. The components of comprehensive (loss) income are net (loss) income and foreign currency translation adjustments.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

4. Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for stock option plans under Statement of Financial Accounting Standards (“SFAS”) No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25. Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the six and three-month periods ended December 31, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan the (“Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to three years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the six month periods ended December 31, 2005 and 2004, the Company granted options to purchase 69,000 and 233,500 shares of the Company’s common stock, respectively.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, the Company’s loss before income taxes and net loss for the six and three-month periods ended December 31, 2005 are approximately $374,000 and $100,000 and $287,000 and $84,000 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at December 31, 2005 and 2004. Basic and dilutive loss per share for the six and three-month periods ended December 31, 2005 would have been ($.22) and ($.06), respectively, if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive loss per share of ($.26) and ($.07). As of December 31, 2005, there was approximately $348,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.0 years.

The total cash received from the exercise of stock options was $166,145 and $185,150 for the six-month periods ended December 31, 2005 and 2004, respectively, and are classified as financing cash flows. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

The fair values of the options granted during the three-month periods ended December 31, 2005 and 2004 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	December 31, 2005	December 31, 2004
Risk-free interest rate	4.22%	3.50%
Expected life	5 years	5 years
Expected volatility	53.5%	100.0%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$3.85	$6.06

The expected life was based on historical exercises and terminations. The expected volatility for the periods with the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not issued dividends and does not expect to issue any in the future.

Changes in outstanding options are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)
Outstanding at June 30, 2005	1,908,075	$5.66
Granted	69,000	7.60
Exercised	(32,567)	5.10
Forfeited	(22,410)	6.02
Options outstanding at December 31, 2005	1,922,098	$5.73	7
Options vested at December 31, 2005	1,724,932
Options available for grant at December 31, 2005	872,803

On December 14, 2005, the shareholders approved the adoption of the 2005 Employee Equity Incentive Plan (“Employee Plan”) and the 2005 Non-Employee Director Stock Option Plan (“Director’s Plan”). The Employee Plan makes 500,000 shares available for issuance. The Employee Plan permits the Company to grant either incentive stock options or non-qualified stock options. The exercise price will not be less than fair market value on the date of grant. The Employee Plan also permits the Company to grant restricted stock or restricted stock units. Restricted stock and restricted stock units will generally be subject to vesting and non-transferability restrictions that will lapse upon achievement of one or more goals relating to the completion of service by the participant, or the achievement of performance or other objectives determined by the Committee at the time of grant.

Under the Director’s Plan, the exercise price will not be less than 100% of the fair market value of the common stock as of the date the option is granted. Options expire ten years from the date of grant.

The table below presents the pro forma effect on net income and basic and diluted loss per share if the Company had applied the fair value recognition provision to options granted under its stock option plans for the six and three-month periods ended December 31, 2004. For purposes of this pro forma disclosure,

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. If the Company had adopted the fair value based method for the six and three months ended December 30, 2004, additional compensation expense of approximately $589,000 and $276,000, respectively, would have been recognized in the statements of operations.

	Six-month period ended December 31, 2004		Three-month period ended December 31, 2004
Net income - As reported:	$594,603		$178,336
Stock based compensation determined under SFAS 123 net of income tax	(364,860)		(182,477)
Net income (loss) - Pro forma:	$229,743		$(4,141)
Net income (loss) per share -
Basic:
As reported	$.09		$.03
Pro forma	$.03	$	---
Net income (loss) per share -
Diluted:
As reported	$.09		$.03
Pro forma	$.03	$	---

5.  Inventories

Inventories are summarized as follows:

	December 31, 2005	June 30, 2005
Raw material	$4,709,105	$5,303,581
Work-in-process	2,357,340	1,643,835
Finished goods	4,348,125	2,833,085
	$11,414,570	$9,780,501

6. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31, 2005	June 30, 2005

Customer deposits and deferred contracts	$653,342	$1,121,741
Accrued payroll and vacation	443,593	356,850
Accrued commissions and bonuses	168,305	255,400
Accrued professional fees	196,653	226,235
Accrued VAT and sales tax	6,447	246,170
Litigation	419,000	419,000
Other	118,915	275,851
	$2,006,255	$2,901,247

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

7.     Business Segments

The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, the Sonoblate 500 (used to treat prostate cancer), refurbishing of high-performance ultrasound systems and replacements transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. General and administrative expenses at the Company’s Sonora and Labcaire subsidiaries are included in corporate and unallocated amounts in the tables below. The Company does not allocate assets by segment. Summarized financial information for each of the segments is as follows:

For the six months ended December 31, 2005:

		Laboratory	(a)
		and	Corporate
	Medical	Scientific	and
	Devices	Products	Unallocated	Total
Net sales	$10,444,816	$8,935,142	$—	$19,379,958
Cost of goods sold	6,111,109	5,968,797	—	12,079,906
Gross profit	4,333,707	2,966,345	—	7,300,052
Selling expenses	1,890,609	1,357,862	—	3,248,471
Research and development expenses	1,098,998	664,738	—	1,763,736
Total operating expenses	2,989,607	2,022,600	5,025,542	10,037,749
(Loss) income from operations	$1,344,100	$943,745	($5,025,542)	($2,737,697)

(a) Amount represents general and administrative expenses.

For the three months ended December 31, 2005:

			(a)
		Laboratory and	Corporate
	Medical	Scientific	and
	Devices	Products	Unallocated	Total
Net sales	$5,470,480	$4,797,906	$—	$10,268,386
Cost of goods sold	3,016,912	3,387,953	—	6,404,865
Gross profit	2,453,568	1,409,953	—	3,863,521
Selling expenses	983,565	703,272	—	1,686,837
Research and development expenses	507,207	339,789	—	846,996
Total operating expenses	1,490,772	1,043,061	2,290,680	4,824,513
(Loss) income from operations	$962,796	$366,892	($2,290,680)	($ 960,992)

(a) Amount represents general and administrative expenses.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

For the six months ended December 31, 2004:

			(a)
	Medical	Laboratory and	Corporate
	Device	Scientific	and
	Products	Products	Unallocated	Total
Net sales	$11,651,379	$9,485,899	$-	$21,137,278
Cost of goods sold	6,537,997	5,741,883	-	12,279,880
Gross profit	5,113,382	3,744,016	-	8,857,398
Selling expenses	1,513,415	1,417,900	-	2,931,315
Research and development expenses	1,175,755	446,203	-	1,621,958
Total operating expenses	2,689,170	1,864,103	3,742,125	8,295,398
Income from operations	$2,424,212	$1,879,913	$(3,742,125)	$562,000

(a) Amount represents general and administrative expenses.

For the three months ended December 31, 2004:

			(a)
	Medical	Laboratory and	Corporate
	Device	Scientific	and
	Products	Products	Unallocated	Total
Net sales	$5,720,706	$4,916,506	$-	$10,637,212
Cost of goods sold	3,161,391	3,029,163	-	6,190,554
Gross profit	2,559,315	1,887,343	-	4,446,658
Selling expenses	752,375	739,131	-	1,491,506
Research and development expenses	666,315	213,875	-	880,190
Total operating expenses	1,418,690	953,006	2,001,231	4,372,927
Income from operations	$1,140,625	$934,337	$(2,001,231)	$73,731

(a) Amount represents general and administrative expenses.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the six months ended December 31:

	2005	2004

United States	$12,650,811	$13,392,212
United Kingdom	4,303,706	4,422,642
Europe	1,139,940	1,618,978
Asia	598,391	666,342
Canada	235,765	455,403
Middle East	130,555	191,145
Other	320,790	390,556
	$19,379,958	$21,137,278

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six Months Ended December 31, 2005 and 2004.

Net sales. Net sales decreased $1,757,320 to $19,379,958 for the six months ended December 31, 2005 from $21,137,278 for the six months ended December 31, 2004. This difference in net sales was due to a decrease in sales of medical device products of $1,206,563 to $10,444,816 for the six months ended December 31, 2005 from $11,651,379 for the six months ended December 31, 2004. The decrease in medical device products revenues was attributable to a 31% reduction in therapeutic medical device products revenues to $4.5 million, partially offset by a 17% increase in diagnostic medical device products revenues to $5.9 million. Decreased sales of therapeutic medical device products was primarily due to a $1,100,000 decrease in sales of the Auto Sonix ultrasonic cutting and coagulatory systems due to volume decrease and a price reduction agreed to in a new 3 year manufacturing agreement which reduces the price to United States Surgical (“USS”) for new ultrasonic generation systems and the ultrasonic neuroaspirator. Sales of ultrasonic lithotriptor and soft tissue aspirator systems decreased $700,000. In addition, sales in Europe of the Sonablate 500 product decreased $360,000. This difference in net sales is also due to a decrease in sales of laboratory and scientific products of $550,757 to $8,935,142 for the six months ended December 31, 2005 from $9,485,899 for the six months ended December 31, 2004. The decrease in sales of laboratory and scientific products was due to a decrease in ductless fume enclosure products of $487,000, Labcaire Systems Limited (“Labcaire”) sales of $332,000 and sales of wet scrubber products of $168,000, partially offset by an increase in laboratory ultrasonic product sales of $437,000. The decrease in Labcaire sales is primarily due to a reduction in sales of the Guardian (endoscopic cleaning) product. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the six months ended December 31, 2005 and 2004, the Company had foreign net sales of $6,729,147 and $7,745,066, respectively, representing 34.7% and 36.6% of net sales, respectively. The decrease in foreign sales during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 was due to decreased Labcaire sales and decreased sales of therapeutic and diagnostic medical device products to Europe and Canada. Labcaire represented 71% and 65% of foreign net sales during the six months ended December 31, 2005 and 2004, respectively. The remaining 29% and 35% represents net foreign sales remitted in U.S. Dollars during the six months ended December 31, 2005 and 2004, respectively. Approximately 25% of the Company’s revenues for the six months ended December 31, 2005 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.77 and 1.75 for the six months ended December 31, 2005 and 2004, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s revenues are generated from various products regions. The following is an analysis of net sales by geographic region:

For the six months ended December 31:

	2005	2004

United States	$12,650,811	$13,392,212
United Kingdom	4,303,706	4,422,642
Europe	1,139,940	1,618,978
Asia	598,391	666,342
Canada	235,765	455,403
Middle East	130,555	191,145
Other	320,790	390,556
	$19,379,958	$21,137,278

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Summarized financial information for each of the segments for the six months ended December 31, 2005 and 2004 are as follows:

For the six months ended December 31, 2005:

			(a)
		Laboratory and	Corporate
	Medical	Scientific	and
	Devices	Products	Unallocated	Total
Net sales	$10,444,816	$8,935,142	$—	$19,379,958
Cost of goods sold	6,111,109	5,968,797	—	12,079,906
Gross profit	4,333,707	2,966,345	—	7,300,052
Selling expenses	1,890,609	1,357,862	—	3,248,471
Research and development expenses	1,098,998	664,738	—	1,763,736
Total operating expenses	2,989,607	2,022,600	5,025,542	10,037,749
(Loss) income from operations	$1,344,100	$943,745	($5,025,542)	($2,737,697)

(a) Amount represents general and administrative expenses.

For the six months ended December 31, 2004:

			(a)
		Laboratory and	Corporate
	Medical	Scientific	and
	Devices	Products	Unallocated	Total
Net sales	$11,651,379	$9,485,899	$-	$21,137,278
Cost of goods sold	6,537,997	5,741,883	-	12,279,880
Gross profit	5,113,382	3,744,016	-	8,857,398
Selling expenses	1,513,415	1,417,900	-	2,931,315
Research and development expenses	1,175,755	446,203	-	1,621,958
Total operating expenses	2,689,170	1,864,103	3,742,125	8,295,398
Income from operations	$2,424,212	$1,879,913	$(3,742,125)	$562,000

(a) Amount represents general and administrative expenses.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit: Gross profit decreased to 37.7% as a percentage of sales for the six months ended December 31, 2005 from 41.9% for the six months ended December 31, 2004. Gross profit for medical device products decreased to 41.5% of sales in the six months ended December 31, 2005 from 43.9% of sales in the six months ended December 31, 2004. The decrease in gross profit for medical device products was negatively impacted by decreased volume, price reduction for Auto Sonix systems to USS and an unfavorable mix of high and low margin product deliveries. Gross profit for laboratory and scientific products decreased to 33.2% for the six months ended December 31, 2005 from 39.5% for the six months ended December 31, 2004. The decrease in gross profit for laboratory and scientific products was due to a decrease in gross profit margin for Labcaire, which was attributable to higher discounts to win business of Guardian endoscopic units, and decreased margins for wet scrubbers due to higher than expected costs on several jobs. The Company manufactures and sells both medical device and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $317,156 to $3,248,471 for the six months ended December 31, 2005 from $2,931,315 for the six months ended December 31, 2004. Medical device products selling expenses increased $377,194, predominantly due to increased expenses related to sales of diagnostic medical device products and increased clinical trial expense related to therapeutic medical device products. Laboratory and scientific products selling expenses decreased $60,038, predominantly due to a decrease in marketing expenses and employees for the Company’s fume enclosure and Labcaire products.

General and administrative expenses: General and administrative expenses increased $1,283,417 from $3,742,125 in the six months ended December 31, 2004 to $5,025,542 in the six months ended December 31, 2005. The implementation of SFAS 123R, which requires companies to measure and record compensation cost for all share-based payments, increased salary expense by $374,000 in the December 2005 period. Other expense increases were: insurance, $149,000; rent, $48,000; and salaries attributable to additional personnel, primarily at Sonora, of $300,000. In addition, bad debt expense was approximately $235,000 higher in the December 2005 period than the December 2004 period, due to the decrease in the 2004 period in the allowance for doubtful accounts specifically related to a reserve established against Focus Surgery, Inc. (“Focus Surgery”) which was no longer needed.

Research and development expenses: Research and development expenses increased $141,778 from $1,621,958 for the six months ended December 31, 2004 to $1,763,736 for the six months ended December 31, 2005. Laboratory and Scientific products research and development expenses increased approximately $219,000 due to increased research and development efforts for various product enhancements in the United States which totalled $54,000 and new product designs at Labcaire which totalled $165,000. Research and development expense for medical service products decreased $77,000. Therapeutic medical device products research and development expenses decreased approximately $138,000 due to decreased consulting fees to Focus Surgery for the liver/kidney product, Research and development expense for diagnostic medical device products increased approximately $61,000 related to developing new products which are expected to be introduced during the current fiscal year.

Other income (expense): Other income for the six months ended December 31, 2005 was $314,191 as compared to $353,893 for the six months ended December 31, 2004. The decrease of $39,702 was primarily due to decreased royalty income of $53,925, which was partially offset by increased interest income of $18,383.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income taxes: The effective tax rate was 25.8% for the six months ended December 31, 2005, as compared to an effective tax rate of 33.1% for the six months ended December 30, 2004. The estimated effective tax rate for fiscal 2006 is lower than the statutory rate due to permanent tax items, such as the R&D credit and the extra territorial income exclusion, and lower tax rates in the United Kingdom, where Labcaire is domiciled.

Three Months Ended December 31, 2005 and 2004.

Net sales: Net sales of the Company's medical device products and laboratory and scientific products decreased $368,826 to $10,268,386 for the three months ended December 31, 2005 from $10,637,212 for the three months ended December 31, 2004. This difference is due to a decrease in sales of laboratory and scientific products of $118,600 to $4,797,906 for the three months ended December 31, 2005 from $4,916,506 for the three months ended December 31, 2004. This difference in net sales is also due to a decrease in sales of medical device products of $250,226 to $5,470,480 for the three months ended December 31, 2005 from $5,720,706 for the three months ended December 31, 2004. The decrease in laboratory and scientific products sales is due to a decrease in ductless fume enclosure sales of $466,000 and wet scrubber sales of $86,000, partially offset by an increase in Labcaire sales of $250,000 and an increase in ultrasonic laboratory sales of $184,000. The decrease in sales of wet scrubber products is due to decreased demand from semiconductor and non-semiconductor manufacturers of process-related products. The 2004 period sales of ductless fume enclosure products included approximately $330,000 to a single customer related to new clean air standards for the state of California. The increase in Labcaire sales is primarily due to the increase in sales of the Guardian product due to discounting. The decrease in sales of medical device products is due to a decrease in sales of therapeutic medical device products of $546,000, partially offset by an increase in sales of diagnostic medical device products of $296,000. The decrease in sales of therapeutic medical device products was mostly attributable to a decrease in Auto Sonix sales and accessories to USS of approximately $359,000. The increase in sales of diagnostic medical products was not attributable to a single customer, distributor or any other specific factor. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended December 31, 2005 and 2004, the Company had foreign net sales of $3,779,335 and $3,843,015, respectively, representing 36.8% and 36.1% of net sales for such years, respectively. The decrease in foreign sales during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 is substantially due to decreased sales of the Sonablate 500 in Europe. In March 2004, the Company signed an exclusive distribution agreement with Focus Surgery for the sale of the Sonablate 500 for the treatment of prostate cancer and other prostatic tumors in the geographic areas of Western Europe, Eastern Europe and Russia. The agreement is for a term of two years with automatic renewals for successive one-year terms as long as the specified minimum quantities are purchased. Labcaire represented 71% and 63% of foreign net sales during the three months ended December 31, 2005 and 2004, respectively. The remaining 29% and 37% represents net foreign sales remitted in U.S. Dollars during the three months ended December 31, 2005 and 2004, respectively. Approximately 26% of the Company’s revenues for the three months ended December 31, 2005 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.75 and 1.76 for the three months ended December 31, 2005 and 2004, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended December 31:

	2005	2004

United States	$6,489,051	$6,794,197
United Kingdom	2,408,806	2,199,847
Europe	667,673	746,771
Asia	275,575	440,994
Canada	103,749	183,214
Middle East	99,662	179,911
Other	223,870	92,278
	$10,268,386	$10,637,212

Summarized financial information for each of the segments for the three months ended December 31, 2005 and 2004 are as follows:

For the three months ended December 31, 2005:

			(a)
		Laboratory and	Corporate
	Medical	Scientific	and
	Devices	Products	Unallocated	Total
Net sales	$5,470,480	$4,797,906	$—	$10,268,386
Cost of goods sold	3,016,912	3,387,953	—	6,404,865
Gross profit	2,453,568	1,409,953	—	3,863,521
Selling expenses	983,565	703,272	—	1,686,837
Research and development expenses	507,207	339,789	—	846,996
Total operating expenses	1,490,772	1,043,061	2,290,680	4,824,513
(Loss) income from operations	$962,796	$366,892	($2,290,680)	($ 960,992)

(a) Amount represents general and administrative expenses.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2004:

			(a)
		Laboratory and	Corporate
	Medical	Scientific	and
	Devices	Products	Unallocated	Total
Net sales	$5,720,706	$4,916,506	$—	$10,637,212
Cost of goods sold	3,161,391	3,029,163	—	6,190,554
Gross profit	2,559,315	1,887,343	—	4,446,658
Selling expenses	752,375	739,131	—	1,491,506
Research and development expenses	666,315	213,875	—	880,190
Total operating expenses	1,418,690	953,006	2,001,231	4,372,927
Income from operations	$1,140,625	$934,337	($2,001,231)	$73,731

(a) Amount represents general and administrative expenses.

Gross profit: Gross profit decreased from 41.8% for the three months ended December 31, 2004 to 37.6% for the three months ended December 31, 2005. Gross profit for medical device products increased to 44.9% of sales in the three months ended December 31, 2005 from 44.7% of sales in the three months ended December 31, 2004. Gross profit for laboratory and scientific products decreased to 29.4% for the three months ended December 31, 2005 from 38.4% for the three months ended December 31, 2004. The decrease in gross profit for laboratory and scientific products was primarily due to increased costs at the Company’s wet scrubber operations, which is a result of cost overruns on several products and higher discounts on the Guardian product during the quarter. The Company manufactures and sells both medical device products and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $195,331 to $1,686,837 for the three months ended December 31, 2005 from $1,491,506 for the three months ended December 31, 2004. Medical device products selling expenses increased $231,190, principally due to additional sales and marketing efforts for diagnostic medical device products and, to a lesser degree, additional sales and marketing efforts for European distribution of the Sonablate 500 product used to treat prostate cancer and other prostatic afflictions. Laboratory and scientific products selling expenses decreased $35,859, predominantly due to a decrease in selling expenses for fume enclosures and a decrease in marketing expenses for Labcaire’s Guardian endoscopic cleaning product.

General and administrative expenses: General and administrative expenses increased $289,449 to $2,290,680 in the three months ended December 31, 2005 from $2,001,231 in the three months ended December 31, 2004. The increase is predominantly due to implementation of SFAS 123R, which increased salary expense by $100,000 and an increase in general and administrative expenses relating to salaries, rent and utility expenses at Sonora.

Research and development expenses: Research and development expenses decreased $33,194 to $846,996 for the three months ended December 31, 2005 from $880,190 for the three months ended December 31, 2004. Medical device products research and development expenses decreased $159,108, predominantly due to a $120,000 decrease in research and development consulting from Focus Surgery for the liver/kidney product. Research and development expenses for laboratory and scientific products increased $125,914, primarily due to increased research and development efforts for various product enhancements and new product designs at Labcaire.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income (expense): Other income for the three months ended December 31, 2005 was $139,332 as compared to $150,554 for the three months ended December 31, 2004. The decrease of $11,222 was primarily due to an increase in royalty expense of $20,699 and interest expense of $2,888, which was partially offset by a decrease in foreign exchange loss of $8,180. The increase in interest expense is due to an increase in the average outstanding balance of the Labcaire note payable for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Income taxes: The effective tax rate is 38.5% for the three months ended December 31, 2005 as compared to an effective tax rate of 16.4% for the three months ended December 31, 2004. The prior period’s consolidated effective tax rate was impacted by no corresponding income tax benefit from the loss on impairment of Hearing Innovations, Inc. The second Quarter Fiscal 2006 effective tax rate includes the full tax loss benefit for Labcaire.

Critical Accounting Policies:

General: Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 includes a summary of the Company’s significant accounting policies and methods used in the preparation of its financial statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to allowance for doubtful accounts, inventories, property, plant and equipment, goodwill and income taxes to be critical policies due to the estimation process involved in each.

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

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 5 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to make adjustments if necessary. Certain inventory products which are used for clinical trials, demo equipment, fee-for-service, or consignment are classified in property, plant and equipment and are depreciated over estimated useful lives of 2 to 4 years.

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

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recent Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”, and APB No. 25, “Accounting for Stock Issued to Employees.” The statement was effective for interim or annual periods beginning after June 15, 2005. Accordingly, effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R. Reference is hereby made to Note 4 of the Notes to Consolidated Financial Statements contained in Part I - Item 1 of this report, Stock-Based Compensation, for further information regarding the implementation of SFAS No. 123R.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” ("SFAS 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective July 1, 2005, the adoption of  which did not have a material impact on the Company’s financial condition or results of operations.

Forward Looking Statements

This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in performance of contracts or in conducting other activities, product mix in sales, results of joint ventures and investments in related entities, future economic, competitive and market conditions, and the outcome of legal proceedings as well as management business decisions.

Liquidity and Capital Resources

Working capital at December 31, 2005 and June 30, 2005 was approximately $14,651,336 and $15,905,000, respectively. In the six months ended December 31, 2005, cash provided by operations totaled $574,713. The increase in the cash provided by operations is predominately due to the collection of accounts receivable, which was partially offset by increases in inventory, payments of accounts payable and accrued expenses. In the six months ended December 31, 2005, cash used in investing activities was approximately $478,000, which primarily consisted of the purchase of property, plant and equipment in the regular course of business. In the six months ended December 31, 2005, cash provided by financing activities was approximately $137,000, primarily consisting of proceeds from short-term borrowings, receipts from the exercise of employee stock options, partially offset by payments on short-term borrowings, capital lease obligations and long-term debt.

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,635,000 (£950,000) and bears interest at the bank’s base rate of 5.25% plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company renewed and increased its revolving credit facility with Bank of America in February, 2005 from $5 million to $6 million to support future working capital needs. The revolving credit facility has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum and expires on January 18, 2008. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. The Company has $6,000,000 available on its line of credit. The Company was not in compliance with loan covenants at December 31, 2005 and received a waiver from Bank of America for such non-compliance.

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

Foreign Exchange Rates:
Approximately 25% of the Company’s revenues in the six months ended December 31, 2005 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.77 and 1.75 for the six months ended December 31, 2005 and 2004, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 4. Controls and Procedures.

Our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

MISONIX, INC.

PART II -  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on December 14, 2005, Messrs. Howard Alliger, John W. Gildea, Michael A. McManus, Jr., Dr. Charles Miner III, T. Guy Minetti and Thomas F. O’Neill were elected as Directors for a one-year term. The votes were as follows: Mr. Alliger - votes for 5,964,897; votes withheld 723,841. Mr. Gildea - votes for 6,388,814; votes withheld 299,824. Mr. McManus - votes for 5,911,147; votes withheld 777,491. Dr. Miner - votes for 6,390,589; votes withheld 298,049. Mr. Minetti - votes for 6,391,814; votes withheld 296,824. Mr. O’Neill - votes for 6,389,314; votes withheld - 299,324.

The shareholders approved the adoption of the Company’s 2005 Employee Equity Incentive Plan by a vote of 1,682,658 shares for and 1,439,478 shares against, with 25,175 shares abstaining.

The shareholders approved the adoption of the Company’s 2005 Non-Employee Director Stock Option Plan by a vote of 1,589,121 shares for and 1,532,795 shares against, with 25,395 shares abstaining.

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

Date: February 14, 2006

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary