Form 10-Q
period 2006-03-31
MISONIX INC
filed 2006-05-15
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                   Accelerated filer ☐                   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at
Class of Common Stock	May 9, 2006
Common Stock, $.01 par value	6,900,369

MISONIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MISONIX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$606,155	$2,484,534
Accounts receivable, less allowance for doubtful accounts of $501,581 and $405,998, respectively	7,195,229	11,757,827
Inventories	11,365,341	9,780,501
Income tax receivable	1,073,292	224,734
Deferred income taxes	1,093,740	964,426
Prepaid expenses and other current assets	1,464,073	1,336,104
Total current assets	22,797,830	26,548,126

Property, plant and equipment, net	6,205,689	6,409,835
Deferred income taxes	37,903	244,769
Goodwill	4,473,713	4,473,713
Other assets	480,240	409,493
Total assets	$33,995,375	$38,085,936

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$1,483,786	$1,883,193
Accounts payable	4,647,504	5,482,313
Accrued expenses and other current liabilities	2,401,235	2,901,247
Current maturities of long-term debt and capital lease obligations	345,544	376,148
Total current liabilities	8,878,069	10,642,901

Long-term debt and capital lease obligations	1,164,531	1,240,324
Deferred income taxes	—	270,884
Deferred income	373,422	508,582
Minority interest	341,744	329,085

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 6,978,169 and 6,902,752 issued, and 6,900,369 and 6,824,952 outstanding, respectively	69,782	69,028
Additional paid-in capital	24,479,939	23,619,281
Retained (deficit) earnings	(1,040,420)	1,601,166
Treasury stock, 77,800 shares	(412,424)	(412,424)
Accumulated other comprehensive income	140,732	217,109
Total stockholders’ equity	23,237,609	25,094,160
Total liabilities and stockholders’ equity	$33,995,375	$38,085,936

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended
	March 31
	2006	2005

Net sales	$29,549,736	$32,016,885

Cost of goods sold	18,296,682	18,610,337
Gross profit	11,253,054	13,406,548

Operating expenses:
Selling expenses	5,014,110	4,407,551
General and administrative expenses	7,528,168	6,026,911
Research and development expenses	2,739,043	2,540,070
Total operating expenses	15,281,321	12,974,532
(Loss) income from operations	(4,028,267)	432,016

Other income (expense):
Interest income	65,857	45,194
Interest expense	(168,629)	(165,457)
Royalty income and license fees net of royalty expense of ($75,775) and ($40,756)	571,769	689,011
Other	(10,663)	(19,744)
Total other income	458,334	549,004

(Loss) income before minority interest and income taxes	(3,569,933)	981,020

Minority interest in net income of consolidated subsidiary	12,659	56,329

(Loss) income before income taxes	(3,582,592)	924,691

Income tax (benefit) expense	(941,006)	326,727

Net (loss) income	($2,641,586)	$597,964

Net (loss) income per share - Basic	($ .39)	$.09

Net (loss) income per share - Diluted	($ .39)	$.09

Weighted average common shares outstanding - Basic	6,857,924	6,776,137

Weighted average common shares outstanding - Diluted	6,857,924	6,981,837

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2006	2005

Net sales	$10,169,778	$10,879,607

Cost of goods sold	6,216,776	6,330,457
Gross profit	3,953,002	4,549,150

Operating expenses:
Selling expenses	1,765,639	1,476,236
General and administrative expenses	2,502,626	2,284,786
Research and development expenses	975,307	918,112
Total operating expenses	5,243,572	4,679,134
(Loss) from operations	(1,290,570)	(129,984)

Other income (expense):
Interest income	17,742	15,462
Interest expense	(54,019)	(52,735)
Royalty income and license fees net of royalty expense of ($38,376) and ($24,056)	177,702	241,715
Other	2,718	(9,331)
Total other income	144,143	195,111

(Loss) income before minority interest and income taxes	(1,146,427)	65,127

Minority interest in net (loss) income of consolidated subsidiary	(6,465)	29,083

(Loss) income before income taxes	(1,139,962)	36,044

Income tax (benefit) expense	(310,844)	32,683

Net (loss) income	($829,118)	$3,361

Net (loss) income per share - Basic	($ .12)	$—

Net (loss) income per share - Diluted	($ .12)	$—

Weighted average common shares outstanding - Basic	6,884,169	6,812,673

Weighted average common shares outstanding - Diluted	6,884,169	7,037,501

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2006	2005
Operating activities
Net (loss) income	($2,641,586)	$597,964
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense (recovery)	209,084	(12,560)
Deferred income tax benefit	(169,554)	9,874
Depreciation and amortization	941,681	628,555
Loss on disposal of equipment	141,857	153,552
Minority interest in net income of subsidiaries	12,369	56,329
Stock option compensation	440,060	—
Other	6,131	19,744
Changes in operating assets and liabilities:
Accounts receivable	4,166,860	(374,014)
Inventories	(1,633,752)	(1,561,418)
Income taxes receivable	(771,716)	—
Prepaid expenses and other current assets	(141,308)	(405,585)
Other assets	(98,064)	(115,010)
Accounts payable and accrued expenses	(1,103,063)	(100,476)
Deferred income	(135,160)	(135,585)
Income taxes payable	—	(36,502)
Net cash used in operating activities	(776,161)	(1,275,132)

Investing activities
Acquisition of property, plant and equipment	(737,690)	(560,329)
Net cash used in investing activities	(737,690)	(560,329)

(Continued on next page)

MISONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

Financing activities
Proceeds from short-term borrowings	672,746	437,279
Payments of short-term borrowings	(1,008,686)	(398,114)
Principal payments on capital lease obligations	(325,087)	(255,090)
Proceeds from stock options	381,511	349,117
Income tax benefit - stock options	(39,841)	—
Payments of long-term debt	(44,039)	(42,753)
Net cash (used in) provided by financing activities	(363,396)	90,439

Effect of exchange rate changes on cash	(1,132)	(34,020)
Net decrease in cash and cash equivalents	(1,878,379)	(1,779,042)
Cash and cash equivalents at beginning of period	2,484,534	4,839,866
Cash and cash equivalents at end of period	$606,155	$3,060,824

Supplemental disclosure of cash flow information:
Cash paid for
Interest	$168,629	$165,457
Income taxes	$40,804	$351,227

Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$319,657	$397,685

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

Basic (loss) income per common share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if options to purchase common stock were exercised. For the nine and three month periods ended March 31, 2006, dilutive weighted average common shares outstanding of 214,165 and 138,018, respectively, were excluded from the diluted loss per share calculation, since the effect of including these options would have been anti-dilutive. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the Nine Months		For the Three Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Weighted average common shares outstanding	6,857,924	6,776,137	6,884,169	6,812,673
Dilutive effect of stock options	—	205,700	—	224,828
Diluted weighted average common shares outstanding	6,857,924	6,981,837	6,884,169	7,037,501

3.	Comprehensive Income

Total comprehensive (loss) income was ($2,717,963) and ($817,166) for the nine and three months ended March 31, 2006, respectively, and $713,774 and $56,015 for the nine and three months ended March 31, 2005, respectively. The components of comprehensive (loss) income are net (loss) income and foreign currency translation adjustments.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

4.	Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for stock option plans under Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB 25”). Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R (“SFAS No. 123R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the nine and three-month periods ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the nine month periods ended March 31, 2006 and 2005, the Company granted options to purchase 89,560 and 293,500 shares of the Company’s common stock, respectively.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004 as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, the Company’s loss before income taxes and net loss for the nine months ended March 31, 2006 were approximately $440,000 and $349,000 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Loss before income taxes and net loss for the three months ended March 31, 2006 were $66,000 and $61,000 higher, respectively, as a result of adopting SFAS No. 123R. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at March 31, 2006 and 2005. Basic and dilutive loss per share for the nine and three-month periods ended March 31, 2006 would have been ($.33) and ($.11), respectively, if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive loss per share of ($.39) and ($.12), respectively. As of March 31, 2006, there was approximately $355,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3 years.

The total cash received from the exercise of stock options was $381,511 and $349,117 for the nine-month periods ended March 31, 2006 and 2005, respectively, and are classified as financing cash flows. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

The fair values of the options granted during the nine-month periods ended March 31, 2006 and 2005 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	March 31, 2006	March 31, 2005
Risk-free interest rate	4.43%	3.75%
Expected life	5.7 years	5 years
Expected volatility	54.7%	86.5%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$3.82	$4.40

The expected life was based on historical exercises and terminations. The expected volatility for the periods with the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not issued dividends and does not expect to issue any in the future.

Changes in outstanding options are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2005	1,908,075	$5.66
Granted	89,560	7.20
Exercised	(75,417)	5.06	$117,171
Forfeited	(73,460)	6.52
Options outstanding at March 31, 2006	1,848,758	$5.72	$1,959,662
Options vested at March 31, 2006	1,695,019		$1,728,919
Options available for grant at March 31, 2006	903,293
Weighted average remaining contractual term	7 years

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

The Director’s Plan makes 200,000 shares available for issuance. Under the Director’s Plan, the exercise price will not be less than 100% of the fair market value of the common stock as of the date the option is granted. Options expire ten years from the date of grant.

The table below presents the pro forma effect on net income and basic and diluted loss per share if the Company had applied the fair value recognition provision to options granted under its stock option plans

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

for the nine and three-month periods ended March 31, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. If the Company had adopted the fair value based method for the nine and three months ended March 31, 2005, additional compensation expense of approximately $1,082,000 and $495,000, respectively, would have been recognized in the statements of operations.

	Nine-month period ended March 31, 2005	Three-month period ended March 31, 2005
Net income - As reported:	$597,964		$3,361
Stock based compensation determined under SFAS No. 123 net of income tax	(692,357)		(327,498)
Net income (loss) - Pro forma:	($ 94,393)		($324,137)
Net income (loss) per share -
Basic:
As reported	$.09	$	---
Pro forma	($ .01)		($ .05)
Net income (loss) per share -
Diluted:
As reported	$.09	$	---
Pro forma	($ .01)		($ .05)

5.	Inventories

Inventories are summarized as follows:

	March 31, 2006	June 30, 2005
Raw material	$4,902,191	$5,303,581
Work-in-process	2,309,740	1,643,835
Finished goods	4,153,410	2,833,085
	$11,365,341	$9,780,501

6.     Debt

The Company has a revolving credit facility with the Bank of America (the "Bank") to support future working capital needs. The revolving credit facility has interest rate options ranging from Libor plus 1.o% per annum to prime rate .25% per annum and expires on January 18, 2008. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. Certain financial covenants of the facility were amended effective February 14, 2006. The Company was not in compliance with these amended loan covenants at March 31, 2006. The Bank reduced the maximum amount available under the line of credit to $2,500,000 from $6,000,000 and issued a waiver for such non-compliance.

7.	Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2006	2005
Customer deposits and deferred contracts	$652,996	$1,121,741
Accrued payroll and vacation	393,227	356,850
Accrued commissions and bonuses	355,978	255,400
Accrued professional fees	161,266	226,235
Accrued VAT and sales tax	134,704	246,170
Litigation	419,000	419,000
Other	284,064	275,851
	$2,401,235	$2,901,247

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

8.	Business Segments

The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, the Sonoblate 500® (used to treat prostate cancer), refurbishing of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). Laboratory and scientific products include the Sonicator Ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. General and administrative expenses at the Company’s Sonora and Labcaire subsidiaries are included in corporate and unallocated amounts in the tables below. The Company does not allocate assets by segment. Summarized financial information for each of the segments is as follows:

For the nine months ended March 31, 2006:

	Medical	Laboratory	Corporate
	Device Products	and Scientific Products	and Unallocated	Total
Net sales	$15,526,996	$14,022,740	$—	$29,549,736
Cost of goods sold	8,967,482	9,329,200	—	18,296,682
Gross profit	6,559,514	4,693,540	—	11,253,054
Selling expenses	3,127,838	1,886,272	—	5,014,110
Research and development expenses	1,686,533	1,052,510	—	2,739,043
General and administrative	—	—	7,528,168	7,528,168
Total operating expenses	4,814,371	2,938,782	7,528,168	15,281,321
Income (loss) from operations	$1,745,143	$1,754,758	($ 7,528,168)	($ 4,028,267)

For the three months ended March 31, 2006:

	Medical	Laboratory	Corporate
	Device Products	and Scientific Products	and Unallocated	Total
Net sales	$5,082,180	$5,087,598	$—	$10,169,778
Cost of goods sold	2,856,373	3,360,403	—	6,216,776
Gross profit	2,225,807	1,727,195	—	3,953,002
Selling expenses	1,237,229	528,410	—	1,765,639
Research and development expenses	587,535	387,772	—	975,307
General and administrative	—	—	2,502,626	2,502,626
Total operating expenses	1,824,764	916,182	2,502,626	5,243,572
Income (loss) from operations	$401,043	$811,013	($2,502,626)	($1,290,570)

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited) (CONTINUED)

For the nine months ended March 31, 2005:

	Medical	Laboratory	Corporate
	Device Products	and Scientific Products	and Unallocated	Total
Net sales	$17,317,800	$14,699,085	$—	$32,016,885
Cost of goods sold	9,621,898	8,988,439	—	18,610,337
Gross profit	7,695,902	5,710,646	—	13,406,548
Selling expenses	2,284,383	2,123,168	—	4,407,551
Research and development expenses	1,816,253	723,817	—	2,540,070
General and administrative	—	—	6,026,911	6,026,911
Total operating expenses	4,100,636	2,846,985	6,026,911	12,974,532
Income (loss) from operations	$3,595,266	$2,863,661	($ 6,026,911)	$432,016

For the three months ended March 31, 2005:

	Medical	Laboratory	Corporate
	Device Products	and Scientific Products	and Unallocated	Total
Net sales	$5,666,421	$5,213,186	$—	$10,879,607
Cost of goods sold	3,083,901	3,246,556	—	6,330,457
Gross profit	2,582,520	1,966,630	—	4,549,150
Selling expenses	770,968	705,268	—	1,476,236
Research and development expenses	640,498	277,614	—	918,112
General and administrative	—	—	2,284,786	2,284,786
Total operating expenses	1,411,466	982,882	2,284,786	4,679,134
Income (loss) from operations	$1,171,054	$983,748	($ 2,284,786)	($ 129,984)

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the nine months ended March 31:

	2006	2005
United States	$18,629,700	$19,806,026
United Kingdom	6,915,710	7,389,117
Europe	1,748,641	2,419,255
Asia	1,031,670	775,694
Canada	515,986	707,669
Middle East	268,640	372,683
Other	439,389	546,441
	$29,549,736	$32,016,885

9.	Subsequent Event

In April 2006, Misonix Ltd., a wholly-owned subsidiary of the Company, acquired a 60% ownership interest in the Company’s UK distributor, UK-HIFU Limited, for the purchase price of $200,000.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months Ended March 31, 2006 and 2005.

Net sales. Net sales decreased $2,467,149 to $29,549,736 for the nine months ended March 31, 2006 from $32,016,885 for the nine months ended March 31, 2005. This difference in net sales was due to a decrease in sales of medical device products of $1,790,804 to $15,526,996 for the nine months ended March 31, 2006 from $17,317,800 for the nine months ended March 31, 2005. The decrease in medical device products revenues was attributable to a 26% reduction in therapeutic medical device products revenues to $6.8 million, partially offset by a 7.5% increase in diagnostic medical device products revenues to $8.7 million. Decreased sales of therapeutic medical device products was primarily due to a $1,200,000 decrease in sales of Auto Sonix ultrasonic cutting and coagulatory systems due to volume decrease and a price reduction agreed to in a new 3-year manufacturing agreement which reduces the price to United States Surgical (“USS”) for new ultrasonic generation systems. Sales of ultrasonic surgical aspirator systems decreased $850,000. This difference in net sales is also due to a decrease in sales of laboratory and scientific products of $676,345 to $14,022,740 for the nine months ended March 31, 2006 from $14,699,085 for the nine months ended March 31, 2005. The decrease in sales of laboratory and scientific products was substantially due to a decrease in sales of ductless fume enclosure products of $493,000 and Labcaire Systems Limited (“Labcaire”) sales of $775,000, partially offset by an increase in laboratory ultrasonic product sales of $600,000. The decrease in Labcaire sales is primarily due to a reduction in sales of the Guardian (endoscopic cleaning) product, due to a temporary slow-down from the National Health System. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the nine months ended March 31, 2006 and 2005, the Company had foreign net sales of $10,920,036 and $12,210,859, respectively, representing 37% and 38% of net sales, respectively. The decrease in foreign sales during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 was due to decreased Labcaire sales and decreased sales of therapeutic and diagnostic medical device products to Europe and Canada. Labcaire represented 71% and 70% of foreign net sales during the nine months ended March 31, 2006 and 2005, respectively. The remaining 29% and 30% represents net foreign sales remitted in U.S. Dollars during the nine months ended March 31, 2006 and 2005, respectively. Approximately 26% of the Company’s revenues for the nine months ended March 31, 2006 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.76 and 1.86 for the nine months ended March 31, 2006 and 2005, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s revenues are generated from various products regions. The following is an analysis of net sales by geographic region:

For the nine months ended March 31:

	2006	2005

United States	$18,629,700	$19,806,026
Canada	515,986	707,669
United Kingdom	6,915,710	7,389,117
Europe	1,748,641	2,419,255
Asia	1,031,670	775,694
Middle East	268,640	372,683
Other	439,389	546,441
	$29,549,736	$32,016,885

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Summarized financial information for each of the segments for the nine months ended March 31, 2006 and 2005 are as follows:

For the nine months ended March 31, 2006:

	Medical	Laboratory	Corporate
	Device Products	and Scientific Products	and Unallocated	Total
Net sales	$15,526,996	$14,022,740	$—	$29,549,736
Cost of goods sold	8,967,482	9,329,200	—	18,296,682
Gross profit	6,559,514	4,693,540	—	11,253,054
Selling expenses	3,127,838	1,886,272	—	5,014,110
Research and development expenses	1,686,533	1,052,510	—	2,739,043
General and administrative	—	—	7,528,168	7,528,168
Total operating expenses	4,814,371	2,938,782	7,528,168	15,281,321
Income (loss) from operations	$1,745,143	$1,754,758	($ 7,528,168)	($ 4,028,267)

For the nine months ended March 31, 2005:

	Medical	Laboratory	Corporate
	Device Products	and Scientific Products	and Unallocated	Total
Net sales	$17,317,800	$14,699,085	$—	$32,016,885
Cost of goods sold	9,621,898	8,988,439	—	18,610,337
Gross profit	7,695,902	5,710,646	—	13,406,548
Selling expenses	2,284,383	2,123,168	—	4,407,551
Research and development expenses	1,816,253	723,817	—	2,540,070
General and administrative	—	—	6,026,911	6,026,911
Total operating expenses	4,100,636	2,846,985	6,026,911	12,974,532
Income from operations	$3,595,266	$2,863,661	($ 6,026,911)	$432,016

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit: Gross profit decreased to 38.1% as a percentage of sales for the nine months ended March 31, 2006 from 41.9% for the nine months ended March 31, 2005. Gross profit for medical device products decreased to 42.2% of sales in the nine months ended March 31, 2006 from 44.4% of sales in the nine months ended March 31, 2005. The decrease in gross profit for medical device products was negatively impacted by decreased volume, price reduction for Auto Sonix systems to USS and an unfavorable mix of high and low margin product deliveries. Gross profit for laboratory and scientific products decreased to 33.5% for the nine months ended March 31, 2006 from 38.9% for the nine months ended March 31, 2005. The decrease in gross profit for laboratory and scientific products was due to a decrease in gross profit margin for Labcaire, which was attributable to higher discounts to win business of Guardian endoscopic units, and decreased margins for wet scrubbers due to higher than expected costs on several jobs shipped this year. The Company manufactures and sells both medical device and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $606,559 to $5,014,110 for the nine months ended March 31, 2006 from $4,407,551 for the nine months ended March 31, 2005. Medical device products selling expenses increased $843,455, predominantly due to increased personnel expenses related to sales of diagnostic medical device products and increased clinical trial expense related to high intensity focused ultrasound (HIFU) therapeutic medical device products. Laboratory and scientific products selling expenses decreased $236,896, predominantly due to a decrease in marketing expenses and employees for the Company’s fume enclosure and Labcaire products.

General and administrative expenses: General and administrative expenses increased $1,501,257 from $6,026,911 in the nine months ended March 31, 2005 to $7,528,168 in the nine months ended March 31, 2006. The implementation of SFAS No. 123R (as hereinafter defined), which requires companies to measure and record compensation cost for all share-based payments, increased general and administrative expenses by $440,000 in the March 2006 period. Other expense increases were: insurance, $164,000; rent, $100,000; utilities, $44,000; and additional personnel costs of approximately $300,000. In addition, bad debt expense was approximately $213,000 higher in the March 2006 period than the March 2005 period, due to the decrease in the 2005 period in the allowance for doubtful accounts specifically related to a reserve established against Focus Surgery, Inc. (“Focus Surgery”) which was no longer needed.

Research and development expenses: Research and development expenses increased $198,973 from $2,540,000 for the nine months ended March 31, 2005 to $2,739,043 for the nine months ended March 31, 2006. Laboratory and scientific products research and development expenses increased approximately $329,000 due to new product designs at Labcaire. Research and development expenses for medical device products decreased approximately $130,000. Therapeutic medical device products research and development expenses decreased approximately $208,000, primarily due to decreased consulting fees to Focus Surgery for the liver/kidney product. Research and development expenses for diagnostic medical device products increased approximately $78,000 related to developing new products which are expected to be introduced during the current fiscal year.

Other income (expense): Other income for the nine months ended March 31, 2006 was $458,334 as compared to $549,004 for the nine months ended March 31, 2005. The decrease of $90,670 was primarily due to decreased royalty income of $82,000 and increased royalty expense of $35,000, which was partially offset by increased interest income of $21,000.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income taxes: The effective tax rate was 26.3% for the nine months ended March 31, 2006, as compared to an effective tax rate of 35.3% for the nine months ended March 31, 2005. The estimated effective tax rate for fiscal 2006 is lower than the statutory rate due to permanent tax items, such as the R&D credit and the extra territorial income exclusion, and lower tax rates in the United Kingdom, where Labcaire is domiciled.

Three Months Ended March 31, 2006 and 2005.

Net sales: Net sales of the Company’s medical device products and laboratory and scientific products decreased $709,829 to $10,169,778 for the three months ended March 31, 2006 from $10,879,607 for the three months ended March 31, 2005. This difference is due to a decrease in sales of laboratory and scientific products of $125,588 to $5,087,598 for the three months ended March 31, 2006 from $5,213,186 for the three months ended March 31, 2005. This difference in net sales is also due to a decrease in sales of medical device products of $584,241 to $5,082,180 for the three months ended March 31, 2006 from $5,666,421 for the three months ended March 31, 2005. The decrease in laboratory and scientific products sales is due to a decrease in Labcaire sales of $442,728, partially offset by an increase in ultrasonic laboratory sales of $163,048 and wet scrubber sales of $160,100. The decrease in sales of medical device products is due to a decrease in sales of therapeutic medical device products of $315,813 and a decrease in sales of diagnostic medical device products of $268,428. The decrease in sales of therapeutic medical device products was mostly attributable to a decrease in surgical aspirator sales of approximately $123,000 and lithotriptor sales of $130,000. The decrease in sales of diagnostic medical products was not attributable to a single customer, distributor or any other specific factor. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended March 31, 2006 and 2005, the Company had foreign net sales of $4,190,889 and $4,465,793, respectively, representing 41% of net sales for both such years. The decrease in foreign sales during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is substantially due to decreased Labcaire sales. In March 2005, the Company signed an exclusive distribution agreement with Focus Surgery for the sale of the Sonablate 500 for the treatment of prostate cancer and other prostatic tumors in the geographic areas of Western Europe, Eastern Europe and Russia. The agreement is for a term of two years with automatic renewals for successive one-year terms as long as the specified minimum quantities are purchased. Labcaire represented 71% and 77% of foreign net sales during the three months ended March 31, 2006 and 2005, respectively. The remaining 29% and 23% represents net foreign sales remitted in U.S. Dollars during the three months ended March 31, 2006 and 2005, respectively. Approximately 29% of the Company’s revenues for the three months ended March 31, 2006 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.75 and 1.89 for the three months ended March 31, 2006 and 2005, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended March 31:

	2006	2005
United States	$5,978,889	$6,413,814
United Kingdom	2,612,004	2,966,475
Europe	608,701	800,277
Asia	433,279	109,352
Canada	280,221	252,266
Middle East	138,085	181,538
Other	118,599	155,885
	$10,169,778	$10,879,607

Summarized financial information for each of the segments for the three months ended March 31, 2006 and 2005 are as follows:

For the three months ended March 31, 2006:

	Medical	Laboratory and	Corporate and
	Device Products	Scientific Products	Unallocated	Total
Net sales	$5,082,180	$5,087,598	$—	$10,169,778
Cost of goods sold	2,856,373	3,360,403	—	6,216,776
Gross profit	2,225,807	1,727,195	—	3,953,002
Selling expenses	1,237,229	528,410	—	1,765,639
Research and development expenses	587,535	387,772	—	975,307
General and administrative	—	—	2,502,626	2,502,626
Total operating expenses	1,824,764	916,182	2,502,626	5,243,572
Income (loss) from operations	$401,043	$811,013	($2,502,626)	($1,290,570)

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2005:

	Medical	Laboratory and	Corporate and
	Device Products	Scientific Products	Unallocated	Total
Net sales	$5,666,421	$5,213,186	$—	$10,879,607
Cost of goods sold	3,083,901	3,246,556	—	6,330,457
Gross profit	2,582,520	1,966,630	—	4,549,150
Selling expenses	770,968	705,268	—	1,476,236
Research and development expenses	640,498	277,614	—	918,112
General and administrative	—	—	2,284,786	2,284,786
Total operating expenses	1,411,466	982,882	2,284,786	4,679,134
Income (loss) from operations	$1,171,054	$983,748	($ 2,284,786)	($ 129,984)

Gross profit: Gross profit decreased from 41.8% for the three months ended March 31, 2005 to 38.9% for the three months ended March 31, 2006. Gross profit for medical device products decreased to 43.8% of sales in the three months ended March 31, 2006 from 45.6% of sales in the three months ended March 31, 2005. The gross profits decrease for medical device products was substantially due to price reductions agreed to with USS in a new 3-year manufacturing agreement. Gross profit for laboratory and scientific products decreased to 33.9% for the three months ended March 31, 2006 from 37.7% for the three months ended March 31, 2005. The decrease in gross profit for laboratory and scientific products was primarily due to increased costs at the Company’s wet scrubber operations, which is a result of cost overruns on several products. The Company manufactures and sells both medical device products and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $289,403 to $1,765,639 for the three months ended March 31, 2006 from $1,476,236 for the three months ended March 31, 2005. Medical device products selling expenses increased $466,261, principally due to additional sales and marketing efforts for diagnostic medical device products and additional sales and marketing efforts for European distribution of the Sonablate 500 product used to treat prostate cancer and other prostatic afflictions. Laboratory and scientific products selling expenses decreased $176,858, predominantly due to a decrease in marketing expenses for Labcaire’s Guardian endoscopic cleaning product and decreased selling expenses for wet scrubbers.

General and administrative expenses: General and administrative expenses increased $217,840 to $2,502,626 in the three months ended March 31, 2006 from $2,284,786 in the three months ended March 31, 2005. The increase is predominantly due to implementation of SFAS 123R, which increased general and administrative expenses by $66,000 and an increase in general and administrative expenses of approximately $140,000 relating to salaries, rent and utility expenses at Sonora Medical Systems, Inc.

Research and development expenses: Research and development expenses increased $57,195 to $975,307 for the three months ended March 31, 2006 from $918,112 for the three months ended March 31, 2005. Medical device products research and development expenses decreased $52,963. Research and development expenses for laboratory and scientific products increased $110,158, primarily due to new product designs at Labcaire.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income (expense): Other income for the three months ended March 31, 2006 was $144,143 as compared to $195,111 for the three months ended March 31, 2005. The decrease of $50,968 was primarily due to a decrease in royalty income of $49,693 and an increase in royalty expense of $14,320, which was partially offset by other income (expense) of $12,049.

Income taxes: The effective tax rate is 27.3% for the three months ended March 31, 2006 as compared to an effective tax rate of 91% for the three months ended March 31, 2005. The prior period’s consolidated effective tax rate was impacted by the large percentage of minority interest to total pre-tax income.

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

Revenue Recognition: The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenue on shipments to distributors in the same manner as with other customers. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements. Service contracts and royalty income is recognized when earned.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of APB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective July 1, 2005, the adoption of which did not have a material impact on the Company’s financial condition or results of operations.

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

Liquidity and Capital Resources

Working capital at March 31, 2006 and June 30, 2005 was approximately $13,920,000 and $15,905,000, respectively. In the nine months ended March 31, 2006, cash used in operating activities totaled $776,161, which was principally due to the net loss for the period, inventory increase, and decrease in accounts payable, partially offset by the collection of accounts receivable. In the nine months ended March 31, 2006, cash used in investing activities was approximately $737,690, which primarily consisted of the purchase of property, plant and equipment in the regular course of business. In the nine months ended March 31, 2006, cash used in financing activities was approximately $363,396, primarily consisting of payments on short-term borrowings, capital lease obligations and long-term debt, partially offset by proceeds from short-term borrowings and receipts from the exercise of employee stock options.

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility is approximately $1,670,000 (£950,000) and bears interest at the bank’s base rate of 5.25% plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. This agreement expires on June 30, 2006 and covers all United Kingdom and European sales. At March 31, 2006, approximately $1,100,000 (£635,000) was outstanding under this agreement. Amounts available under the debt purchase agreement are determined as a percentage of eligible receivables and at March 31, 2006 no additional funds were available.

The Company has a revolving credit facility with the Bank of America (the “Bank”) to support future working capital needs. The revolving credit facility has interest rate options ranging from Libor plus 1.0% per annum to prime rate plus .25% per annum and expires on January 18, 2008. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. Certain financial covenants of the facility were amended effective February 14, 2006. The Company was not in compliance with these amended loan covenants at March 31, 2006. The Bank reduced the maximum amount available under the line of credit to $2,500,000 from $6,000,000 and issued a waiver for such non-compliance.

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

Foreign Exchange Rates:
Approximately 26% of the Company’s revenues in the nine months ended March 31, 2006 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.76 and 1.86 for the nine months ended March 31, 2006 and 2005, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 4. Controls and Procedures.

Our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 15, 2006
MISONIX, INC.
(Registrant)

By:  /s/ Michael A. McManus, Jr.

Michael A. McManus, Jr.
President and Chief Executive Officer

By:  /s/ Richard Zaremba

Richard Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary