Form 10-K
period 2006-06-30
MISONIX INC
filed 2006-09-28
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 1-10986

MISONIX, INC. (Exact name of registrant as specified in its charter)

	New York	11-2148932
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

	1938 New Highway, Farmingdale, New York (Address of principal executive offices)	11735 (Zip Code)

Registrant’s telephone number, including area code: (631) 694-9555

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2005 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $29,761,632.

There were 6,900,369 shares of Common Stock outstanding at September 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Annual Report on Form 10-K, and the Company’s other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. In particular, the Company may not be successful in its efforts with respect to strategic opportunities for its Laboratory and Scientific Division and the affect this activity may have on the other businesses within the Company. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include general economic conditions, delays and risks associated with the performance of contracts, uncertainties as a result of research and development, potential acquisitions, consumer and industry acceptance, litigation and/or court proceedings, including the timing and monetary requirements of such activities, regulatory risks including approval of pending and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in the Company’s business lines, and other factors discussed in this Annual Report on Form 10-K.

PART I
Item 1.   Business.

Overview

Misonix, Inc. (“Misonix” or the "Company") is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufac-tures and markets ultrasonic medical devices. The Company also develops and markets ultrasonic equipment for use in the scientific and industrial markets, ductless fume enclosures for filtration of gaseous contaminates, and environmen-tal control products for the abatement of air pollution.

The Company’s operations outside the United States consist of a 100% ownership in Labcaire Systems, Ltd. (“Labcaire”), which is based in North Somerset, England. This business consists of designing, manufacturing, servicing and marketing air-handling systems for the protection of personnel, products and the environment from airborne hazards. The Company also has a 60% ownership in UKHIFU, located in Bristol, England. UKHIFU is in the business of distributing and servicing equipment for the ablation of cancerous tissue of the prostate.

The Company's 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. (“Sonora”), located in Longmont, Colorado, is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers’ ultrasound imaging systems beyond the usual five to seven years.

The Company’s 100% owned subsidiary, Hearing Innovations, Inc. (“Hearing Innovations”), is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

In fiscal 2006, approximately 37% of the Company's net sales were to foreign markets. Labcaire, which manufactures and sells the Company’s fume enclosure line as well as its own range of laboratory and medical environmental control products, represents approximately 76% of the Company’s net sales to foreign markets. Labcaire also distributes the Company’s ultrasonic equipment for use in scientific and industrial markets, predominately in the United Kingdom. Sales by the Company in other major industrial countries are made primarily through distributors. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by Misonix in the United States. Labcaire experiences minimal currency exposure since the major portion of its revenues are from the United Kingdom. Labcaire revenues outside the United Kingdom are remitted in British Pounds.

Misonix represents approximately 18% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit and are remitted to Misonix in U.S. currency.

Sonora represents approximately 11% of the net sales to foreign markets. These sales have additional risks as most sales are not secured by letters of credit or have a long term relationship where credit risk is minimal. These sales are remitted to Sonora in U.S. currency.

In July 2005, the Company retained Think Equity Partners LLC to advise and assist Misonix in identifying and evaluating strategic opportunities for its Laboratory and Scientific Products segment. In August, 2006, the Company terminated its relationship with Think Equity. The Company continues to look at all its strategic opportunities.

Medical Devices

The Company’s medical device products are subject to the regulatory requirements of the Food and Drug Administration (“FDA”). A medical device as defined by the FDA is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a “Medical Device”). The Company’s products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be materially adverse at this time and neither has the FDA sought legal remedies available, nor have there been any violations of its regulations alleged, against the Company at present.

In October 1996, the Company entered into a twenty-year license agreement (the “USS License”) with United States Surgical Corporation (“USS”) covering the further development of the Company’s medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. The Company received $100,000 under the option agreement preceding the USS License. Under the USS License, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company has received aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Licensing fees from the USS License are amortized over the term of the USS License. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $4,461,000, $5,778,000 and $7,198,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Total royalties from sales of this device were approximately $810,000, $940,000 and $1,402,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Byron Medical, Inc. (“Byron”) for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. Total sales of this device were approximately $1,195,000, $2,375,000 and $1,732,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Included in litigation (recovery) settlement expenses in fiscal 2004 is $344,435 which represents the sale of Lysonix 2000 units by Byron that were received by Byron from LySonix, Inc. (“LySonix”) in connection with inventory received under the settlement agreement with LySonix. This inventory was previously reserved for in the fiscal year ended June 30, 2002, as its saleability was uncertain.

Fibra Sonics, Inc.
On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. (“Fibra Sonics”), a Chicago-based, privately held producer and marketer of ultrasonic medical devices for approximately $1,900,000. This acquisition gave the Company access to three important new medical markets, namely, neurology with its Neuro Aspirator product, urology and ophthalmology. Subsequent to the acquisition, the Company relocated the assets of Fibra Sonics to the Company’s Farmingdale facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities have been initially recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($1,723,208 plus acquisition costs of $144,696, which includes a broker fee of $100,716) over the fair value of net assets acquired was $1,814,025 and is being treated as goodwill.

Focus Surgery, Inc.
On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. (“Focus”) to obtain a 20% equity position in Focus for $3,050,000 and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 5% of the equity of Focus. Focus is located in Indianapolis, Indiana. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products, currently the Sonablate® 500, and create new products based on high intensity focused ultrasound (“HIFU”) technology for the non-invasive treatment of tissue for certain medical applications. The Company has the right to utilize HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of the equity of Focus. In February 2001, the Company exercised its right to start research and development for the treatment of kidney and liver tumors utilizing HIFU technology. The Company has subcontracted Focus to perform research and development activities for which the Company paid $165,000, $452,000 and $155,000, respectively to Focus and which is recorded as research and development expenses.  During fiscal 2005, Focus entered into an exclusive agreement with the Company to distribute the Sonoblate 500 in the European market.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the “5.1% Focus Debenture”). The 5.1% Focus Debenture was convertible into 250 shares of Focus preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture’s principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The 5.1% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 5.1% Focus Debenture will be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the “6% Focus Debenture”). The 6% Focus Debenture was convertible into 250 shares of Focus preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion price of $1,200 per share, if the 6% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture’s principal amount. The 6% Focus Debenture is secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The 6% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 6% Focus Debenture will be satisfied in accordance with the contractual terms of the loan agreement.

On July 31, 2001, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the “Focus Debenture”). The Focus Debenture was convertible into 250 shares of Focus preferred stock at the option of the Company at any time after the due date for two years at a conversion price of $1,200 per share. The Focus Debenture also contains warrants, which are deemed nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture’s principal amount. The Focus Debenture is secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and process of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the Focus Debenture is impaired since the Company does not anticipate that the Focus Debenture will be paid in accordance with the contractual terms of the loan agreement.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contains warrants to acquire additional shares. These warrants are deemed nominal in value. The loan was secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The loan has been extended until May 30, 2006. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement. The Company sent a notice of default to Focus Surgery demanding payment of the note in June 2006.

In May 2004, the Company’s ownership was reduced to 13% due to additional preferred stock issued by Focus.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture and exercise all warrants, the Company would hold an interest in Focus of approximately 18%.

The Company’s portion of the net losses of Focus were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2005 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus’ losses since 2001 before the Company can record income from Focus. Focus’ unaudited net income in fiscal year 2006 was $7,000. The Company will start to record its share of Focus’ income when Focus’ income is greater than the losses from fiscal year 2002 through fiscal 2006 which aggregated to approximately $1,900,000.

Hearing Innovations, Inc.
On October 18, 1999, the Company and Hearing Innovations completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock were also part of the agreement. Upon exercise of the warrants, the Company had the right to manufacture Hearing Innovations’ ultrasonic products and also had the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). Hearing Innovations is located in Farmingdale, New York. Hearing Innovations is focusing on multiple applications for its patented supersonic bone conduction hearing technology. The HiSonic® is a 510(k) approved (FDA approved) non-invasive hearing device that processes audible sounds into supersonic vibrations that can be heard and understood as speech through bone conduction. For the profoundly deaf, the HiSonic is the only known available alternative therapy to cochlear implant surgery. HiSonic is completely non-invasive and may cost 80% less than surgery. Hearing Innovations has also received 510(k) approval from the FDA for the Tinnitus product, Hisonix TRD. Tinnitus is characterized by constant sound in the ear that can range from a metallic ringing, buzzing, popping or nonrhythmic beating.

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then-outstanding loans aggregating approximately $192,000 (with accrued interest) was exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the “Hearing Debenture”). The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The Company believes the Hearing Debenture is impaired since the Company does not anticipate such Debenture will be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2001, the Company entered into fourteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $397,678 due May 30, 2002. The Company recorded an allowance against the entire balance and interest due in fiscal 2001. The Company believes the loans and the related interest were impaired since the Company does not anticipate these loans would be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2002, the Company entered into fifteen loan agreements whereby Hearing Innovations was required to pay the Company an aggregate amount of $322,679 due May 30, 2002, extended to November 30, 2003, and $151,230 due November 30, 2003. The Company recorded an allowance against the entire balance and accrued interest due in fiscal 2002. The Company believes the loans and related interest were impaired since the Company does not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2003, the Company entered into sixteen loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $274,991 due November 30, 2003. The Company recorded an allowance against the entire balance and accrued interest due in fiscal 2003. The Company believes the loans and related interest were impaired since the Company does not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements.

During fiscal 2004, the Company entered into eight loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $199,255 of which $455 was in the fourth quarter of fiscal 2004 and was eliminated in consolidation. The Company recorded an allowance against amounts loaned prior to April 1, 2004, which totaled $198,800. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believes the loans and related interest were impaired since the Company did not anticipate that these loans will be paid in accordance with the contractual terms of the loan agreements and Hearing Innovations has no predictable cash flows from its product revenue.

The Company previously made the decision not to continue funding Hearing Innovations’ operations, however, the Company loaned Hearing Innovations $199,255 to enable Hearing Innovations to reduce a substantial portion of its long-term debt to certain third parties. At June 30, 2004, the above loans were currently in default. The Company continues to believe that Hearing Innovations’ technology could provide a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations have been fully reserved for and currently have a zero basis.

In connection with the adoption of FASB Interpretation 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), the Company consolidated Hearing Innovations in its March 31, 2004 balance sheet as the entity was determined to be a variable interest entity (“VIE”) as the Company is its primary beneficiary. The Company elected to record the adoption of FIN 46 as a cumulative effect of an accounting change. Consolidating Hearing Innovations did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

On July 27, 2000, Sonora acquired 100% of the assets of CraMar Technologies, Inc. (“CraMar”), an ultrasound equipment servicer for approximately $311,000. The assets of the Colorado-based, privately-held operations of CraMar were relocated to Sonora’s facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($272,908 plus acquisition costs of $37,898, which includes a broker fee of $25,000) over the fair value of net assets acquired was $257,899 and is being treated as goodwill.

On October 12, 2000, Sonora acquired the assets of Sonic Technologies Laboratory Services (“Sonic Technologies”), an ultrasound acoustic measurement and testing laboratory, for approximately $320,000. The assets of the Hatboro, Pennsylvania-based operations of privately-held Sonic Technologies were relocated to Sonora’s facility in Longmont, Colorado. The acquisition was accounted for under the purchase method of accounting. Accordingly, acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($270,000 plus acquisition costs of $51,219, which includes a broker fee of $25,000) over the fair value of net assets acquired was $301,219 and is being treated as goodwill.

Laboratory and Scientific Products

The Company’s other revenue producing activities consist of the manufacture and sale of Sonicator® ultrasonic liquid processors and cell disruptors, Aura™ ductless fume hood products and Mystaire® scrubbers for the abatement of air pollution and Guardian autoscope reprocessing disinfecting and rinsing equipment.

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

In June 1992, the Company initially acquired an 81.4% interest in Labcaire for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being treated as goodwill. The balance of the capital stock of Labcaire was owned by three executives and one retired executive of Labcaire, who, under a purchase agreement (the “Labcaire Agreement”), sold one-seventh of their total holdings of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. As of June 30, 2003 the Company owned 100% of Labcaire. Under the Labcaire Agreement, the Company purchased such shares at a price equal to one-seventh of each executive’s prorata share of 8.5 times Labcaire’s earnings before interest, taxes, and management charges for the preceding fiscal year, which amount is being treated as goodwill. Total goodwill associated with Labcaire is $1,214,808 of which $1,063,294 remains at June 30, 2006.

Labcaire's business consists of designing, manufac-turing, servicing and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. These systems are similar to the Aura fume enclosures in that they extract noxious fumes through a series of filters to introduce clean air back into the environment, but have expanded their applications. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by the Company in the United States. Labcaire experiences minimal currency exposure since a major portion of its revenues are from the United Kingdom. Revenues outside the United Kingdom are remitted in British Pounds. Labcaire is also the European distributor of the Company's ultrasonic laboratory and scientific products. Labcaire manufactures class 100 biohazard safety enclosures used in laboratories to provide sterile environments and to protect lab technicians from airborne con-taminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its trade name. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system (“Autoscope”), which is used predominantly in hospitals. The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes produced by the cleaning process. In fiscal 2002, Labcaire introduced the Autoscope Guardian version to incorporate a number of enhancements in line with UK guidelines. This model has now been further developed with features designed to increase Labcaire’s compliance with the latest interpretation of these UK guidelines.

The Company’s products are proprietary in that they primarily utilize ultrasound as a technology base to solve laboratory and scientific and medical issues. The Company has technical expertise in ultrasound and utilizes ultrasound in many applications, which management believes makes the Company unique. The Company’s ultrasound technology is the core surrounding its business model.

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

Market and Customers

Medical Devices
The Company relies on its licensee, USS, a significant customer, for marketing its ultrasonic surgical device. The Company relies on distributors such as Medline Industries, Inc., Byron, Aesculap, Inc. and ACMI Corporation and independent distributors for the marketing of its other medical products.

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

Laboratory and Scientific Products

The Company relies on direct salespersons, distributors, manufacturing representatives and catalog listings for the marketing of its laboratory and scientific products. The Company currently sells its products through five manufacturers’ representative firms, twenty distributors in the United States and fourteen internationally. The Company currently employs direct sales persons who operate outside the Company's offices and conduct direct marketing on a regional basis.

The market for the Company's ductless fume enclosures includes laboratory or scientific environments in which workers may be exposed to noxious fumes or vapors. The products are suited to laboratories in which personnel perform functions which release noxious fumes or vapors (including hospital and medical laboratories), industrial processing (particularly involving the use of solvents) and soldering, and other general chemical processes. The products are particularly suited to users in the phar-maceutical, semiconductor, biotechnology, and forensic industries.

The largest market for the Company's Sonicator includes research and clinical laboratories worldwide. In addition, the Company has expanded its sales of the ultrasonic processor into industrial markets such as paint, pigment, ceramic and pharmaceutical manufacturers.

In fiscal 2006, approximately 37% of the Company's net sales were to foreign markets. Labcaire, a subsidiary of the Company, acts as the European distributor of the Company's laboratory and scientific products and manufactures and sells the Company’s fume enclosure line as well as its own range of laboratory and hospital environmental control products, such as the Guardian endoscope cleaning device. Sales by the Company in other major industrial countries are made through distributors.

The Company views a wide range of industries as prospec-tive customers for its pollution abatement scrubbers. Scrubbers are usable in any industry or environment in which airborne contaminants are created, in particular, the semiconductor manufacturing, chemical processing and pharmaceuticals industries. The Company sells wet scrubbers directly to end users.

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

Competition

Medical Devices

Competition in the medical devices and the medical repair and refurbishment industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company’s. Some of the Company’s major competitors are Johnson & Johnson, Inc., Valley Lab, a division of Tyco Healthcare, Integra Life Sciences, Inc., EDAP, TMS S.A., Ambassador Medical, a subsidiary of GE Medical, Philips and Siemens.

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

Regulatory Requirements

The Company’s medical device products are subject to the regulatory requirements of the FDA. A medical device as defined by the FDA is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a “Medical Device”). The Company’s products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be materially adverse at this time and neither has the FDA sought legal remedies available, nor have there been any violations of its regulations alleged, against the Company at present.

Patents, Trademarks, Trade Secrets and Licenses

Pursuant to a royalty free license agreement with an unaffiliated third party, the Company has the right to use the trademark "Sonicator" in the United States. The Company also owns trademark registrations for Mystaire in both England and Germany.

The following is a list of the U.S. patents which have been issued to the Company:

Number	Description	Issue Date	Expiration Date
4,920,954	Cavitation Device - relating to the Alliger System for applying ultrasonic arteries using a generator, transducer and titanium wire.	05/01/1990	08/05/2008

5,026,167	Fluid Processing - relating to the Company's environmental control product line for introducing ozone and liquid into the cavitation zone for an ultrasonic probe.	06/25/1991	10/19/2009

5,032,027	Fluid processing - relating to the Company's environmental control product line for the intimate mixing of ozone and contaminated water for the purpose of purification.	07/16/1991	10/19/2009

5,248,296	Wire with sheath - relating to the Company's Alliger System for reducing transverse motion in its catheters.	09/23/1993	12/24/2010

5,306,261	Guidewire guides - relating to the Company's Alliger System for a catheter with collapsible wire guide.	04/26/1994	01/22/2013

5,443,456	Guidewire guides - relating to the Company's Alliger System for a catheter with collapsible wire guide.	08/22/1995	02/10/2014

5,371,429*	Flow-thru transducer - relating to the Company's liposuction system and its ultrasonic laboratory and scientific products for an electromechanical transducer device.	12/06/1994	09/28/2013

5,397,293	Catheter sheath - relating to the Company's Alliger System for an ultrasonic device with sheath and transverse motion damping.	03/14/1995	11/25/2012

5,419,761*	Liposuction - relating to the Company's liposuction apparatus and associated method.	05/30/1995	08/03/2013

Number	Description	Issue Date	Expiration Date
5,465,468
Flow-thru transducer - relating to the method of making an electromechanical transducer device to be used in conjunction with the Company’s soft tissue aspiration system and ultrasonic laboratory and scientific products.
		11/14/1995	12/06/2014

5,516,043	Atomizer horn - relating to an ultrasonic atomizing device, which is used in the Company’s laboratory and scientific products.	05/14/1996	06/30/2014

5,527,273*	Ultrasonic probes - relating to an ultrasonic lipectomy probe to be used with the Company’s soft tissue aspiration technology.	06/18/1996	10/6/2014

5,769,211	Autoclavable switch - relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures.	06/23/1998	01/21/2017

5,072,426	Shock wave hydrophone with self-monitoring feature.	12/10/1991	02/08/2011

4,741,731	Vented ultrasonic transducer for surgical handpiece.	05/03/1988	02/14/2006

5,151,083	Apparatus for eliminating air bubbles in an ultrasonic surgical device.	09/29/1992	07/29/2011

5,151,084	Ultrasonic needle with sleeve that includes a baffle.	09/29/1992	07/29/2011

5,486,162	Bubble control device for an ultrasonic surgical probe.	01/23/1996	01/11/2015

5,562,609	Ultrasonic surgical probe.	10/08/1996	10/07/2014

5,562,610	Needle for ultrasonic surgical probe.	10/08/1996	10/07/2014

5,904,669	Magnetic ball valves and control module.	05/18/1999	10/25/2016

6,033,375	Ultrasonic probe with isolated and teflon coated outer cannula.	03/07/2000	12/23/2017

6,270,471	Ultrasonic probe with isolated outer cannula.	08/07/2001	12/23/2017

6,443,969	Ultrasonic blade with cooling.	09/03/2002	08/15/2020

6,379,371	Ultrasonic blade with cooling.	04/30/2002	11/15/2019

6,375,648	Infiltration cannula with teflon coated outer surface.	04/23/2002	10/02/2018

6,326,039	Skinless sausage or frankfurter manufacturing method and apparatus utilizing reusable deformable support.	12/04/2001	10/31/2020

Number	Description	Issue Date	Expiration Date
6,322,832	Manufacturing method and apparatus utilizing reusable deformable support.	11/27/2001	10/31/2020

6,146,674	Method and device for manufacturing hot dogs using high power ultrasound.	11/14/2000	5/27/2019

6,063,050	Ultrasonic dissection and coagulation system.	05/16/2000	10/16/2017

6,036,667	Ultrasonic dissection and coagulation system.	03/14/2000	08/14/2017

6,582,440	Non-clogging catheter for lithotrity.	06/24/2003	12/26/2016

6,578,659	Ultrasonic horn assembly.	06/17/2003	12/01/2020

6,454,730	Thermal film ultrasonic dose indicator.	09/24/2002	04/02/2019

6,613,056	Ultrasonic probe with low-friction bushings.	09/02/2003	02/17/2019

6,648,839	Ultrasonic medical treatment device for RF cauterization and related method.	11/18/2003	05/08/2022

6,660,054	Fingerprint processing chamber with airborne contaminant containment and adsorption.	12/09/2003	09/10/2021

6,736,814	Ultrasonic medical treatment device for bipolar RF cauterization and related method.	05/18/2004	02/28/2022

6,799,729	Ultrasonic cleaning probe.	10/05/2004	10/05/2021

6,869,439	Ultrasonic dissector.	03/22/2005	03/22/2022

6,902,536	RF cauterization and ultrasonic ablation.	06/07/2005	06/07/2022

7,004,282	Ultrasonic horn	02/28/2006	10/28/2022
* Patents valid also in Japan, Europe and Canada.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration Number	Registration Date	Mark	Goods	Renewal Date
2,611,532	08/27/2002	Mystaire	Scrubbers Employing Fine Sprays Passing Through Mesh for Eliminating Fumes and Odors from Gases.	08/27/2012

1,219,008	12/07/1982	Sonimist	Ultrasonic and Sonic Spray Nozzle for Vaporizing Fluid for Commercial, Industrial and Laboratory Use.	03/22/2013

1,200,359	04/03/2002	Water Web	Lamination of Screens to Provide Mesh to be Inserted in Fluid Stream for Mixing or Filtering of Fluids.	04/03/2013

2,051,093	03/27/2003	Misonix	Anti-Pollution Wet Scrubbers; Ultrasonic Cleaners; Spray Nozzles for Ultrasonic Cleaners.	03/27/2009

Registration Number	Registration Date	Mark	Goods	Renewal Date
2,051,092	02/13/2003	Misonix	Ultrasonic Liquid Processors; Ultrasonic Biological Cell Disrupters; Ultrasonic Cleaners.	02/13/2009

2,320,805	02/22/2000	Aura	Ductless Fume Enclosures	02/22/2010

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely, ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers.	02/10/2014

1,195,570	07/14/2002	Astrason	Portable Ultrasonic Cleaners featuring Microscopic Shock Waves.	07/14/2012

Backlog

As of June 30, 2006, the Company's backlog (firm orders that have not yet been shipped) was $8,300,000, as compared to approximately $7,900,000 as of June 30, 2005. The Company’s backlog relating to laboratory and scientific products, including Labcaire, was approximately $3,100,000 at June 30, 2006, as compared to $3,100,000 as of June 30, 2005. The Company’s backlog relating to medical devices, including Sonora, was approximately $5,200,000 at June 30, 2006, as compared to approximately $4,800,000 at June 30, 2005.

Employees

As of September 15, 2006, the Company, including Labcaire and Sonora, employed a total of 207 full-time employees, including 48 in management and supervisory positions. The Company considers its relationship with its employees to be good.

Business Segments

The following table provides a breakdown of net sales by business segment for the periods indicated:

	Fiscal year ended June 30,

	2006	2005	2004

Medical devices	$20,732,052	$24,842,549	$21,350,846
Laboratory and scientific products	18,335,241	21,064,035	17,708,220
Net sales	$39,067,293	$45,906,584	$39,059,066

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

	Fiscal year ended June 30,

	2006	2005	2004

Canada and Mexico	$640,009	$864,878	$795,475
United Kingdom	9,256,592	11,293,506	9,509,301
Europe	2,210,668	2,823,169	1,502,776
Asia	1,268,799	899,274	1,037,553
Middle East	307,810	279,514	325,365
Other	618,203	692,149	627,437
	$14,302,081	$16,852,490	$13,797,907

Website Access Disclosure

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge on the Company’s website at www.MISONIX.COM as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Also, copies of the Company’s annual report will be made available, free of charge, upon written request.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth immediately prior to the beginning of Item 1 of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We are subject to extensive medical device regulation which may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

▪	take a significant period of time;
▪	require the expenditure of substantial resources;
▪	involve rigorous pre-clinical and clinical testing;
▪	require changes to the products; and
▪	result in limitations on the indicated uses of the products.

Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances from the FDA for new products or modifications to existing products on a timely basis or that any FDA approval will not be subsequently withdrawn. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and/or criminal prosecution. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products or the withdrawal of product approval by the FDA could have a material adverse effect on our business, financial condition or results of operations.

We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, financial condition or results of operations.

As a device manufacturer, w are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.

Future intellectual property litigation could be costly and disruptive to us.

We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

We may not be able effectively to protect our intellectual property rights which could have an adverse effect on our business, financial condition or results of operations.

Patents and other proprietary rights are and will be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous U.S. and foreign patents. We also are party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash or royalty payments. No assurance can be made that any pending or future patent applications will result in issued patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid.

In addition, we may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming to us and no assurances can be made that any lawsuit will be successful.

The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial position or results of operations.

Future product liability claims and other litigation, including private securities litigation and shareholder derivative suits, may adversely affect our business, reputation and ability to attract and retain customers.

The design, manufacture and marketing of medical devices of the types that we produce entail and inherent risk of product liability claims. A number of factors could results in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more of our products or a safety alert relating to one or more of our products. Product liability claims may be brought by individuals or by groups seeking to represent a class.

We may not be successful in our strategic initiatives to become primarily a medical device company.

Our strategic initiatives intend to further expand our ability to offer customers effective, quality medical devices that satisfy their needs, as well as focus the Company on our medical device platform. If we are unsuccessful in our strategic initiatives, we may be unable to continue to grow our business significantly or may record asset impairment charges in the future.

Our future growth is dependent upon the development of new products, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and opportunities. We expect to launch our bone cutter product for laminectomies during the first calendar quarter 2007. We currently are performing clinicals on the product. We are also performing clinicals for kidney cancer treatment in Europe.

Further, we anticipate continuing our increased focus and spending on areas such as HIFU technologies for the kidney, liver and breast. However, given their early stage of development, there can be no assurance that these and other technologies will achieve technological feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce funding of these projects may adversely impact the contribution of these technologies to our future growth.

As a part of the regulatory process of obtaining marketing clearance from the FDA for new products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data, may adversely impact our ability to obtain product approvals from the FDA, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.

The medical device market is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do.

Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies, in particular in the cancer treatment market, may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products. Failure to develop new products or enhance existing products could have a material adverse effect on our business, financial condition or results of operations.

Because we derive a significant amount of our revenues from international operations and a significant percentage of our growth is expected to come from international operations, changes in international economic or regulatory conditions could have a material impact on our business, financial condition or results of operations.

Sales outside the U.S. accounted for approximately 37% of our net sales in Fiscal 2006. Additionally, a significant percentage of our future growth is expected to come from international operations. As a result, our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense.

Consolidation in the healthcare industry could lead to demands for price concessions or the exclusion of some suppliers from certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

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

Item 3. Legal Proceedings.

A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora Medical Systems during the Company’s Fiscal 2005 fourth quarter in the amount of $419,000. The case involved royalties claimed on recoating of transesophogeal probes, which is a process by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The Company's common stock, $.01 par value (“Common Stock”), is listed on the NASDAQ National Market (“NMS”) under the symbol "MSON".

The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by the NMS. The prices reported reflect inter-dealer quotations, may not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

Fiscal 2006:	High	Low

First Quarter	$8.85	$5.80
Second Quarter	7.34	4.25
Third Quarter	7.57	4.07
Fourth Quarter	6.94	4.45

Fiscal 2005:	High	Low

First Quarter	$8.00	$4.78
Second Quarter	7.24	5.08
Third Quarter	6.86	5.71
Fourth Quarter	6.23	5.16

(b) As of September 22, 2006, the Company had 6,900,369 shares of Common Stock outstanding and 105 shareholders of record. This does not take into account shareholders whose shares are held in “street name” by brokerage houses.

(c) The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Equity Compensation Plan Information:
Plan category	a) Number of securities to be issued upon the exercise of outstanding options	b) Weighted average exercise price of the outstanding options	c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders.
I. 1991 Plan	30,000	$7.38	-
II. 1996 Director’s Plan	250,000	3.96	-
III. 1996 Plan	311,150	6.14	-
IV. 1998 Plan	422,525	6.66	24,627
V. 2001 Plan	824,298	5.56	47,396
VI. 2005 Employee Equity Incentive Plan	0	0	500,000
VII. 2005 Non-Employee Director Stock Option Plan	0	0	200,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,837,973	$5.72	772,578

Item 6. Selected Financial Data.

Selected income statement data:

	Year Ended June 30,

	2006	2005	2004	2003	2002
Net sales	$39,067,293	$45,906,584	$39,059,066	$34,858,751	$29,590,453
Net income (loss)	(3,759,437)	935,705	1,718,945	967,575	176,661
Net income (loss) per share- Basic	$(.55)	$.14	$.26	$.15	$.03
Net income (loss) per share- Diluted	$(.55)	$.13	$.25	$.15	$.03

Selected balance sheet data:

	June 30,

	2006	2005	2004	2003	2002
Total assets	$34,512,565	$38,085,936	$34,241,112	$29,794,589	$26,964,452

Long-term debt and capital lease obligations	1,145,279	1,240,324	1,264,480	1,235,362	1,050,254

Total stockholders’ equity	22,254,806	25,094,160	23,743,176	21,342,663	19,688,828

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operation:

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations:

	Fiscal year ended June 30,

	2006	2005	2004

Net sales	100%	100%	100%
Cost of goods sold	63.5	58.5	57.7

Gross profit	36.5	41.5	42.3

Selling expenses	17.9	13.3	11.9

General and administrative expenses	26.1	18.4	19.6

Research and development expenses	9.3	7.6	6.2

Litigation expenses (recovery)	-	1.0	-

Total operating expenses	53.3	40.3	37.7

(Loss) Income from operations	(16.8)	1.2	4.6

Other income	1.4	1.5	2.7

(Loss) Income before minority interest and income taxes	(15.4)	2.7	7.3

Minority interest in net income of consolidated subsidiaries	-	-	.2

(Loss) Income before provision for income taxes	(15.4)	2.7	7.1

Income tax (benefit) provision	(5.8)	.6	2.7

Net (loss) income	(9.6%)	2.1%	4.4%

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

All of the Company's sales to date have been derived from the sale of medical devices, which include manufacture and distribution of ultrasonic medical devices, and laboratory and scientific products, which include ultrasonic equipment for scientific and industrial purposes, ductless fume enclosures for filtration of gaseous emissions in laboratories and environmen-tal control equipment for the abatement of air pollution.

Fiscal years ended June 30, 2006 and 2005

Net sales. Net sales of the Company's medical devices and laboratory and scientific products decreased $6,839,291 to $39,067,293 in fiscal 2006 from $45,906,584 in fiscal 2005. This difference in net sales is due to a decrease in sales of medical devices of $4,110,497 to $20,732,052 in fiscal 2006 from $24,842,549 in fiscal 2005. This difference in net sales is also due to a decrease in laboratory and scientific product sales of $2,728,794 to $18,335,241 in fiscal 2006 from $21,064,035 in fiscal 2005. The decrease in sales of medical devices is due to a decrease in sales of therapeutic medical devices of $4,393,445 partially offset by an increase of $282,948 in sales of diagnostic medical devices. The increase in sales of diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor, but an increase in customer demand for several products. The decrease in sales of therapeutic medical devices was mostly attributable to a decrease in sales to Byron of the Lysonix 3000 device, the Autosonics device sold to USS and a decrease in sales of the Sonoblate 500 in Europe. Sales are not recorded as revenue until the total earnings process is complete. The decrease in sales of laboratory and scientific products is due to a decrease in Labcaire sales of $1,848,404, an increase in sales of ultrasonic laboratory products of $649,834, a decrease in wet scrubber sales of $1,015,299 and a decrease in ductless fume enclosure and related product sales of $514,925. The decrease in Labcaire sales of $1,848,404 is primarily due to the decrease in sales of the Guardian (endoscope cleaning) product in the amount of $1,342,685 and the weakening of the English Pound of approximately $505,719. This reduction in sales is due to less funding available from the National Health System. The increase in scientific ultrasonic sales is due to an increase in customer demand for the ultrasonic sonicator product. The decrease in fume enclosure sales is due to lower customer demand for these type products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During fiscal 2006 and fiscal 2005, the Company had foreign net sales of $14,302,081 and $16,852,490, respectively, representing 37% of net sales for each year, respectively. Approximately 26% of the Company’s revenues for fiscal year 2006 were received in English Pounds. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.78 and 1.86 for the years ended June 30, 2006 and 2005, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

	2006	2005

United States	$24,765,213	$29,054,094
Canada and Mexico	640,009	864,878
United Kingdom	9,256,592	11,293,506
Europe	2,210,668	2,823,169
Asia	1,268,799	899,274
Middle East	307,810	279,514
Other	618,202	692,149
	$39,067,293	$45,906,584

Summarized financial information for each of the segments for the years ended June 30, 2006 and 2005 are as follows:

For the year ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$20,732,052	$18,335,241	$-	$39,067,293
Cost of goods sold	12,456,746	12,337,537	-	24,794,283
Gross profit	8,275,306	5,997,704	-	14,273,010
Selling expenses	4,543,079	2,465,076	-	7,008,155
Research and development	2,200,380	1,427,022	-	3,627,402
General and administrative	-	-	10,211,492	10,211,492
Total operating expenses	6,743,459	3,892,098	10,211,492	20,847,049
Income (loss) from operations	$1,531,847	$2,105,606	$(10,211,492)	$(6,574,039)

For the year ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$24,842,549	$21,064,035	$-	$45,906,584
Cost of goods sold	13,787,186	13,082,050	-	26,869,236
Gross profit	11,055,363	7,981,985	-	19,037,348
Selling expenses	3,164,535	2,946,181	-	6,110,716
Research and development	2,437,466	1,048,597	-	3,486,063
General and administrative	-	-	8,881,228	8,881,228
Total operating expenses	5,602,001	3,994,778	8,881,228	18,478,007
Income from operations	$5,453,362	$3,987,207	$(8,881,228)	$559,341

Net sales for the three months ended June 30, 2006 were $9,517,557 compared to $13,889,699 for the three months ended June 30, 2005. This decrease of $4,372,142 for the three months ended June 30, 2006 is due to a decrease in sales of medical devices of $2,319,693 and a decrease in laboratory and scientific products sales of $2,052,449. The decrease in sales of medical devices is due to a decrease in sales of diagnostic medical devices of $322,989 and a decrease of $1,996,704 in sales of therapeutic medical devices. The decrease in sales of diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The decrease in sales of therapeutic medical devices was mostly attributable to a decrease in sales to USS of approximately $223,600, sales to Byron of approximately $1,189,844 and sales of the Sonablate 500 units in Europe in the amount of approximately $575,000. The decrease in laboratory and scientific products sales is due to increased ultrasonics sales of $50,218, offset by a decrease in ductless fume enclosure sales of $21,999, a decrease in wet scrubber sales of $1,006,822 and a decrease in Labcaire sales of $1,073,846. The decrease in Labcaire sales is primarily due to a decrease in sales of the Guardian (endoscopic cleaning) product of approximately $1,059,512 and a weakening of the English Pound in the amount of $14,333.

Summarized financial information for each of the segments for the three months ended June 30, 2006 and 2005 are as follows:

For the three months ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$5,205,055	$4,312,502	$-	$9,517,557
Cost of goods sold	3,489,264	3,008,337	-	6,497,601
Gross profit	1,715,791	1,304,165	-	3,019,956
Selling expenses	1,415,241	578,804	-	1,994,045
Research and development	513,847	374,512	-	888,359
General and administrative	-	-	2,683,324	2,683,324
Total operating expenses	1,929,088	953,316	2,683,324	5,565,728
Income (loss) from operations	$(213,297)	$350,849	$(2,683,324)	$(2,545,772)

For the three months ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$7,524,748	$6,364,951	$-	$13,889,699
Cost of goods sold	4,165,287	4,093,612	-	8,258,899
Gross profit	3,359,461	2,271,339	-	5,630,800
Selling expenses	880,152	823,013	-	1,703,165
Research and development	621,213	324,780	-	945,993
General and administrative	-	-	2,854,317	2,854,317
Total operating expenses	1,501,365	1,147,793	2,854,317	5,503,475
Income from operations	$1,858,096	$1,123,546	$(2,854,317)	$127,325

Gross profit. Gross profit decreased to 36.5% in fiscal 2006 from 41.5% in fiscal 2005. Gross profit for medical devices decreased to 39.9% in fiscal 2006 from 44.5% in fiscal 2005. Gross profit for laboratory and scientific products decreased to 32.7% in fiscal 2006 from 37.9% in fiscal 2005. Gross profit for medical devices was impacted by an unfavorable order mix of therapeutic medical devices, partially to lower gross margins on sales to USS, partially offset by a favorable mix of diagnostic medical device orders. The decrease in gross profit for laboratory and scientific products is due to lower gross profit for wet scrubbers, fume enclosure products and Labcaire products. Gross profit decreased to 31.7% of sales in the three months ended June 30, 2006 from 40.5% of sales in the three months ended June 30, 2005. Gross profit for laboratory and scientific products decreased to 30.2% of sales in the three months ended June 30, 2006 from 35.7% in the three months ended June 30, 2005. Gross profit for medical devices decreased from 44.6% of sales in the three months ended June 30, 2005 to 33% of sales in the three months ended June 30, 2006. The decrease in gross profit for laboratory and scientific products was impacted by the unfavorable order mix for sales of ultrasonic products, fume enclosures, wet scrubbers and Labcaire sales. The decrease in gross profit for medical devices was impacted by an unfavorable order mix for sales of therapeutic medical devices, partially offset by a favorable order mix of diagnostic medical devices. The Company manufactures and sells both medical devices and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses. Selling expenses increased $897,439 or 14.7% to $7,008,155 (17.9% of net sales) in fiscal 2006 from $6,110,716 (13.3% of net sales) in fiscal 2005. Medical devices selling expenses increased $1,378,544 due both to additional sales and marketing efforts for diagnostic medical devices and therapeutic medical devices. The increase in therapeutic medical devices selling expenses of $854,948 is primarily due to an increase in sales and marketing efforts relating to European distribution of our Sonoblate 500 product for prostate cancer and clinical trials for the Sonic One wound debrider product, which was launched in the fourth quarter fiscal 2006 and the ultrasonic bone cutter. Laboratory and scientific products selling expenses decreased $481,105 predominantly due to a reduction in marketing expenses in all product areas. Selling expenses increased $290,880 or 17.1% to $1,994,045 (21.0% of net sales) in the three months ended June 30, 2006 from $1,703,165 (12.3% of net sales) in the three months ended June 30, 2005. Medical devices selling expenses increased $535,089 due to additional sales and marketing efforts for therapeutic medical products. Laboratory and scientific products selling expenses decreased $244,209 predominantly due to a decrease in all product areas, due primarily to reduction in personnel.

General and administrative expenses. Total corporate and unallocated expenses increased $1,330,264 to $10,211,496 in fiscal year 2006 from $8,881,228 in fiscal 2005. General and administrative expenses which are included in corporate and unallocated expenses increased $1,749,264 or 21.0% to $10,211,492 in fiscal 2006 from $8,462,228 in fiscal 2005. The increase is predominantly due to recording stock-based compensation expense of $508,657 related to the adoption of FAS 123R and an increase in corporate general and administrative expenses relating to corporate insurance, accounting fees, legal fees, other accrued corporate expenses and an increase in administrative staff at Sonora Medical Systems. Total corporate and unallocated expenses decreased $170,993 to $2,683,324 in the three months ended June 30, 2006 from $2,854,317 in the three months ended June 30, 2005. General and administrative expenses which are included in corporate and unallocated expenses increased $248,007 from $2,435,317 in the three months ended June 30, 2005 to $2,683,324 in the three months ended June 30, 2006. The increase is predominantly due to items indicated above for the full year. Corporate and unallocated expenses also include litigation expenses of $419,000 in the year and three months ended June 30, 2005.

Research and development expenses. Research and development expenses increased $141,339 or 4.1% to $3,627,402 in fiscal 2006 from $3,486,063 in fiscal 2005. Research and development expenses related to medical devices decreased $237,086 and research and development expenses related to laboratory and scientific products increased $378,425. Research and development expenses related to medical devices decreased predominantly due to efforts for therapeutic medical devices and a decrease in amounts paid to Focus Surgery in fiscal 2006 for the development work performed for the Company for the treatment of kidney and liver tumors utilizing HIFU and the reduced efforts related to the digital upgrade project on all our ultrasonic platform technology as compared to fiscal 2005. The increase in research and development expenses relating to laboratory and scientific products increased efforts in research and development efforts for the ISIS product at Labcaire. ISIS is the new development project designed to be fully compliant with the new United Kingdom regulations for the handling, cleaning and disinfecting of endoscopes. Research and development expenses decreased $57,634 or 6.1% for the three months ended June 30, 2006 from $945,993 to $888,359 for the three months ended June 30, 2005. Research and development expenses related to medical devices decreased $107,366 and research and development expenses related to laboratory and scientific products increased $49,732. Research and development expenses related to medical devices decreased predominantly due to reduced efforts for therapeutic medical devices in the three months ended June 30, 2006 for the development of products for the treatment of kidney and liver tumors utilizing HIFU and the efforts related to the digital upgrade project on all our ultrasonic platform technology as compared to the three months ended June 30, 2005. The increase in laboratory and scientific products is primarily due to increased research and development efforts for the Labcaire ISIS project.

Litigation expenses. The Company recorded a litigation expense for the fiscal year 2005 of $419,000 as compared to $0 for the fiscal year 2006. The Company recorded the litigation expense for the three months ended June 30, 2005 of $419,000 as compared to $0 for the three months ended June 30, 2006. Litigation expense relates to the jury verdict against Sonora in the District Court of Boulder County Colorado for royalties owed and future royalties on recoating transesophogeal probes which is a process performed by Sonora Medical Systems.

Other income (expense). Other income was $552,849 in fiscal 2006 as compared to $682,233 in fiscal 2005. The decrease of $129,384 for the fiscal year was primarily due to a decrease in royalty income of $132,214 from USS. Other income was $94,515 in the three months ended June 30, 2006 as compared to $133,229 in the three months ended June 30, 2005. The decrease of $38,714 for the three months ended June 30, 2006 was primarily due to a decrease in royalty income from USS.

Income taxes. The effective tax rate is 37.7% for the fiscal year ended June 30, 2006 as compared to an effective tax rate of 23.8% for the fiscal year ended June 30, 2005. The effective rate for fiscal 2006 was impacted predominantly by a reduction in valuation allowances for bad debt expenses and the tax effect of implementation of FAS 123R with respect to incentive stock options.

Fiscal years ended June 30, 2005 and 2004

Net sales. Net sales of the Company's medical devices and laboratory and scientific products increased $6,847,518 to $45,906,584 in fiscal 2005 from $39,059,066 in fiscal 2004. This difference in net sales is due to an increase in sales of medical devices of $3,491,703 to $24,842,549 in fiscal 2005 from $21,350,846 in fiscal 2004. This difference in net sales is also due to an increase in laboratory and scientific product sales of $3,355,815 to $21,064,035 in fiscal 2005 from $17,708,220 in fiscal 2004. The increase in sales of medical devices is due to an increase in sales of therapeutic medical devices of $1,549,867 and an increase of $1,941,836 in sales of diagnostic medical devices, both due to increased customer demand for several diagnostic and therapeutic medical products. The increase in sales of diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical devices was mostly attributable to an increase in sales to Byron of the Lysonix 3000 device, the Neuroaspirator device sold to Aesculap and an increase in sales of the Sonoblate 500, due to sales of the device in Europe. Sales are not recorded as revenue until the total earnings process is complete. The increase in sales of laboratory and scientific products is due to an increase in Labcaire sales of $1,308,166, an increase in sales of ultrasonic laboratory products of $78,628, an increase in wet scrubber sales of $1,464,693 and an increase in ductless fume enclosure and related product sales of $504,328. The increase in Labcaire sales is partially due to the strengthening of the English Pound of approximately $711,454 and an increase in sales of the Guardian (endoscopic cleaning) product of approximately $596,712. The increase in laboratory and scientific ultrasonic sales is due to an increase in customer demand for the ultrasonic sonicator product and wet scrubber product. The increase in fume enclosure sales is due to higher customer demand for several laboratory and scientific products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During fiscal 2005 and fiscal 2004, the Company had foreign net sales of $16,852,490 and $13,797,907, respectively, representing 37% and 35% of net sales for such periods, respectively. The increase in foreign sales in fiscal 2005 as compared to fiscal 2004 is substantially due to an increase in Labcaire sales due to the strengthening of the English Pound of approximately $711,454 as well as an increase in foreign diagnostic and therapeutic medical device sales as the Company started to sell the ultrasonic neuro-aspirator and the Sonoblate 500 to distributors in Europe. Labcaire represented 71% and 76% of foreign net sales during fiscal 2005 and 2004, respectively. The remaining 29% and 24% represents net foreign sales remitted in U.S. Dollars during fiscal 2005 and 2004, respectively. Approximately 26% of the Company’s revenues for fiscal year 2005 were received in English Pounds. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.86 and 1.77 for the years ended June 30, 2005 and 2004, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

	2005	2004

United States	$29,054,094	$25,261,159
Canada/Mexico	864,878	795,475
United Kingdom	11,293,506	9,509,301
Europe	2,823,169	1,502,776
Asia	899,274	1,037,553
Middle East	279,514	325,365
Other	692,149	627,437
	$45,906,584	$39,059,066

Summarized financial information for each of the segments for the years ended June 30, 2005 and 2004 are as follows:

For the year ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$24,842,549	$21,064,035	$-	$45,906,584
Cost of goods sold	13,787,186	13,082,050	-	26,869,236
Gross profit	11,055,363	7,981,985	-	19,037,348
Selling expenses	3,164,535	2,946,181	-	6,110,716
Research and development	2,437,466	1,048,597	-	3,486,063
General and administrative	-	-	8,881,228	8,881,228
Total operating expenses	5,602,001	3,994,778	8,881,228	18,478,007
Income from operations	$5,453,362	$3,987,207	$(8,881,228)	$559,341

For the year ended June 30, 2004:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$21,350,846	$17,708,220	$-	$39,059,066
Cost of goods sold	11,879,237	10,663,226	-	22,542,463
Gross profit	9,471,609	7,044,994	-	16,516,603
Selling expenses	2,150,482	2,511,524	-	4,662,006
Research and development	1,580,909	856,843	-	2,437,752
General and administrative	-	-	7,633,930	7,633,930
Total operating expenses	3,731,391	3,368,367	7,633,930	14,733,688
Income from operations	$5,740,218	$3,676,627	$(7,633,930)	$1,782,915

Net sales for the three months ended June 30, 2005 were $13,889,699 compared to $10,796,810 for the three months ended June 30, 2004. This increase of $3,092,889 for the three months ended June 30, 2005 is due to an increase in sales of medical devices of $1,945,078 and an increase in laboratory and scientific products sales of $1,147,811. The increase in sales of medical devices is due to an increase in sales of diagnostic medical devices of $672,995 and an increase of $1,272,083 in sales of therapeutic medical devices. The increase in diagnostic medical devices is due to increased customer demand for several diagnostic medical devices. The increase in sales for diagnostic medical devices was not attributable to a single customer, distributor or any other specific factor. The increase in sales for therapeutic medical devices was mostly attributable to an increase in sales to Byron and sales of the Sonablate 500 units in Europe. The increase in laboratory and scientific products sales is due to increased ultrasonics sales of $131,869, an increase in ductless fume enclosure sales of $120,474 and an increase in wet scrubber sales of $900,567, partially offset by a decrease in Labcaire sales of $5,099. The decrease in Labcaire sales is primarily due to a decrease in sales of the Guardian (endoscopic cleaning) product of approximately $116,592, partially offset by a strengthening of the English Pound. The increase in laboratory and scientific ultrasonic sales is due to an increase in customer demand for several ultrasonic products, wet scrubber products and ductless fume enclosures and related products.

Summarized financial information for each of the segments for the three months ended June 30, 2005 and 2004 are as follows:

For the three months ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$7,524,748	$6,364,951	$-	$13,889,699
Cost of goods sold	4,165,287	4,093,612	-	8,258,899
Gross profit	3,359,461	2,271,339	-	5,630,800
Selling expenses	880,152	823,013	-	1,703,165
Research and development	621,213	324,780	-	945,993
General and administrative	-	-	2,854,317	2,854,317
Total operating expenses	1,501,365	1,147,793	2,854,317	5,503,475
Income from operations	$1,858,096	$1,123,546	$(2,854,317)	$127,325

For the three months ended June 30, 2004:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$5,579,670	$5,217,140	$-	$10,796,810
Cost of goods sold	3,178,910	3,199,399	-	6,378,309
Gross profit	2,400,760	2,017,741	-	4,418,501
Selling expenses	735,341	644,353	-	1,379,694
Research and development	461,314	258,560	-	719,874
General and administrative	-	-	1,930,290	1,930,290
Total operating expenses	1,196,655	902,913	1,930,290	4,029,858
Income from operations	$1,204,105	$1,114,828	$(1,930,290)	$388,643

Gross profit. Gross profit decreased to 41.5% in fiscal 2005 from 42.3% in fiscal 2004. Gross profit for medical devices increased to 44.5% in fiscal 2005 from 44.4% in fiscal 2004. Gross profit for laboratory and scientific products decreased to 37.9% in fiscal 2005 from 39.8% in fiscal 2004. Gross profit for medical devices was impacted by the favorable order mix for sales of diagnostic medical devices. This increase was offset by an unfavorable order mix of therapeutic medical devices, partially to lower gross margins on sales to USS. The decrease in gross profit for laboratory and scientific products is due to lower gross profit for wet scrubber, ultrasonics and fume enclosure products, partially offset by an increase in gross profit for Labcaire products. Gross profit decreased to 40.5% of sales in the three months ended June 30, 2005 from 40.9% of sales in the three months ended June 30, 2004. Gross profit for laboratory and scientific products decreased to 35.7% of sales in the three months ended June 30, 2005 from 38.7% of sales in the three months ended June 30, 2004. Gross profit for medical devices increased from 43.0% of sales in the three months ended June 30, 2004 to 44.6% of sales in the three months ended June 30, 2005. The decrease in gross profit for laboratory and scientific products was impacted by the unfavorable order mix for sales of ultrasonic products, fume enclosures and wet scrubber sales partially offset by an increase in gross profit of Labcaire sales. The increase in gross profit for medical devices was impacted by the favorable order mix for sales of therapeutic medical devices offset by an unfavorable order mix of diagnostic medical devices. The Company manufactures and sells both medical devices and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

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

General and administrative expenses. General and administrative expenses increased $828,298 or 10.9% to $8,462,228 in fiscal 2005 from $7,633,930 in fiscal 2004. The increase is predominantly due to an increase in corporate general and administrative expenses relating to corporate insurance, accounting fees, legal fees, other accrued corporate expenses and an increase in administrative staff at Sonora. The remaining increase is attributable to the strengthening of the English Pound at Labcaire. General and administrative expenses increased $924,027 or 47.9% from $1,930,290 in the three months ended June 30, 2004 to $2,854,317 in the three months ended June 30, 2005. The increase is predominantly due to an increase in general and administrative expenses relating to corporate insurance, legal expenses, accounting fees and an increase in administrative staff at Sonora. Corporate and unallocated expenses also include litigation expenses of $419,000.

Research and development expenses. Research and development expenses increased $1,048,311 or 43.0% to $3,486,063 in fiscal 2005 from $2,437,752 in fiscal 2004. Research and development expenses related to medical devices increased $856,557 and research and development expenses related to laboratory and scientific products increased $191,754. Research and development expenses related to medical devices increased predominantly due to efforts for therapeutic medical devices and an increase in amounts paid to Focus Surgery in fiscal 2005 for the development work performed for the Company for the treatment of kidney and liver tumors utilizing HIFU and the increase in efforts related to the digital upgrade project on all our ultrasonic platform technology as compared to fiscal 2004. The increase in research and development expenses relating to laboratory and scientific products is due to increased efforts in research and development efforts for Labcaire, strengthening of the English Pound and increased Guardian product redesign, both at Labcaire. Research and development expenses increased $226,119 or 31.4% to $945,993 for the three months ended June 30, 2005 from $719,874 for the three months ended June 30, 2004. Research and development expenses related to medical devices increased $159,899 and research and development expenses related to laboratory and scientific products increased $66,220. Research and development expenses related to medical devices increased predominantly due to increased efforts for therapeutic medical devices in the three months ended June 30, 2005 for the development of products for the treatment of kidney and liver tumors utilizing HIFU and the efforts related to the digital upgrade project on all our ultrasonic platform technology as compared to the three months ended June 30, 2004. The increase in laboratory and scientific products is primarily due to increased research and development efforts for the redesign of the Guardian product and the strengthening of the English Pound, both at Labcaire.

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

Other income (expense). Other income was $682,233 in fiscal 2005 as compared to $1,057,191 in fiscal 2004. The decrease of $374,958 for the fiscal year was primarily due to a decrease in royalty income of $486,885. The Company received an additional royalty payment in the first quarter of fiscal 2004 of approximately $410,000, which was based upon a review of USS’ records that determined that royalties were due for prior years. The review showed that USS owed (and subsequently paid in the first quarter) royalties due on a product that was not included in the original royalty computation. The decrease was partially offset by the consolidation of Hearing Innovations in accordance with FIN 46 which resulted in no impairment loss compared with $198,800 of such loss in fiscal 2004. Other income was $127,381 in the three months ended June 30, 2005 as compared to $296,947 in the three months ended June 30, 2004. The decrease of $169,566 for the three months ended June 30, 2005 was primarily due to the increased sales of the Lysonix 3000 in the fourth quarter of fiscal 2005 for which the Company is required to pay royalties to the owners of the patent.

Income taxes. The effective tax rate is 23.8% for the fiscal year ended June 30, 2005 as compared to an effective tax rate of 38.3% for the fiscal year ended June 30, 2004. The current effective income tax rate of 23.8% was favorably impacted by the increase in permanent tax items, such as R&D credit, and the extraterritorial income exclusion.

Critical Accounting Policies:

General: Financial Reporting Release No. 60, which was released by the SEC in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 includes a summary of the Company’s significant accounting policies and methods used in the preparation of its financial statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to accounts receivable, inventories, property, plant and equipment, revenue recognition, goodwill, income taxes and stock-based compensation to be critical policies due to the estimation process involved in each.

Accounts Receivable: Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

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

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $500. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 8 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to adjust if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 8 years.

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

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of the common stock of Labcaire, 90% of the common stock of Sonora and the acquisitions of Fibra Sonics, Inc. (“Fibra Sonics”), Sonic Technologies Laboratory Services (“Sonic Technologies”) and CraMar Technologies, Inc. (“CraMar”).

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 (“SFAS 141”) and 142 (“SFAS 142”), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company completed its annual goodwill impairment tests for fiscal 2006 and 2005 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

Income Taxes: Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation: Prior to July 1, 2005, the Company accounted for stock option plans under Statement of Financial Accounting Standards (SFAS”) No. 123 (“SFAS No. 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB 25”). Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R (“SFAS No. 123R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. See Note 9 for additional information regarding stock-based compensation.

Liquidity and Capital Resources:

Working capital at June 30, 2006 and June 30, 2005 was $12,103,001 and $15,905,225, respectively. For the fiscal year 2006, cash used in operations totaled $344,004. The decrease in the cash used in operations is predominantly due to a decrease in net income offset by a decrease in accounts receivable. For the fiscal year 2006, cash used in investing activities was $1,090,598, which primarily consisted of the purchase of property, plant and equipment during the regular course of business and the acquisition of UKHIFU for $200,000. For the fiscal year 2006, cash used in financing activities was $374,285, primarily consisting of net payments of short-term borrowings and principal payments on capital lease obligations.

Revolving Credit Facilities
Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility bears interest at the bank’s base rate (4.5% and 5.25% at June 30, 2006 and 2005, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires on September 30, 2006 and covers all United Kingdom and European sales. At June 30, 2006, the balance outstanding under this credit facility was $921,898 and Labcaire is not in violation of financial covenants.

Labcaire has an overdraft facility with Lloyds TSB Commercial Finance. The amount of this facility bears interest at the bank base rate of 4.5% at June 30, 2006 plus 3%. The agreement expires September 30, 2006. At June 30, 2006, the balance outstanding under this overdraft facility was $411,436 and Labcaire is not in violation of financial covenants.

The Company has its revolving credit facility with Bank of America. The revolving credit facility has variable interest rate based on prime plus 2%. The facility has been reduced from $6 million to $2 million. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. The Company has $0 available on its line of credit. The Company was not in compliance with loan covenants at June 30, 2006 and received a waiver from Bank of American for such non-compliance.

Commitments
The Company has commitments under a revolving credit, facility, note payable, mortgage and capital and operating leases that will be funded from operating sources. At June 30, 2006, the Company’s contractual cash obligations and commitments relating to the revolving note payable, facility debt and capital and operating leases are as follows:

Commitment	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Revolving credit facility	$1,333,334	$-	$-	$-	$1,333,334
Mortgage	59,938	132,589	148,937	654,462	995,926
Note payable	238,708	-	-	-	238,708
Capital leases	354,000	236,000	14,000	-	604,000
Operating leases	812,000	1,680,000	1,209,000	-	3,701,000
	$2,797,980	$2,048,589	$1,371,937	$654,462	$6,872,968

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

Foreign Exchange Rates:
Approximately 37% of the Company’s revenues in fiscal 2006 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.78 and 1.86 for the fiscal year ended June 30, 2006 and 2005, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 8. Financial Statements and Supplemental Data.

The independent registered public accounting firm report and consolidated financial statements listed in the accompanying index is filed as part of this report. See “Index to Consolidated Financial Statements” on page 49.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial data for each quarter of fiscal 2006, 2005 and 2004. Although unaudited, this information has been prepared on a basis consistent with the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

QUARTERLY FINANCIAL DATA:

	FISCAL 2006
	Q1	Q2	Q3	Q4	YEAR

Net sales	$9,111,572	$10,268,386	$10,169,778	$9,517,557	$39,067,293

Gross profit	3,436,531	3,863,521	3,953,002	3,019,956	14,273,010

Operating expenses	5,213,236	4,824,513	5,243,572	5,565,728	20,847,049

Loss from operations	(1,776,705)	(960,992)	(1,290,570)	(2,545,772)	(6,574,039)

Other income	174,859	139,332	144,143	94,515	552,849

Minority interest in net income (loss) of consolidated subsidiaries	16,339	2,785	(6,465)	(113)	12,546

Income tax (benefit) provision	(312,822)	(317,340)	(310,844)	(1,333,293)	(2,274,299)

Net income (loss)	($1,305,363)	($507,105)	($829,118)	$(1,117,851)	$(3,759,437)

Net income (loss) per share-Basic	($ .19)	($ .07)	($ .12)	($ .16)	($ .55)

Net income (loss) per share -Diluted	($ .19)	($ .07)	($ .12)	($ .16)	($ .55)

	FISCAL 2005
	Q1	Q2	Q3	Q4	YEAR

Net sales	$10,500,066	$10,637,212	$10,879,607	$13,889,699	$45,906,584

Gross profit	4,410,740	4,446,658	4,549,150	5,630,800	19,037,348

Operating expenses	3,922,471	4,372,927	4,679,134	5,503,475	18,478,007

Income (loss) from operations	488,269	73,731	(129,984)	127,325	559,341

Other income	203,339	150,554	195,111	133,229	682,233

Minority interest in net income (loss) of consolidated subsidiaries	15,439	11,807	29,083	(43,199)	13,130

Income tax provision (benefit)	259,902	34,142	32,683	(33,988)	292,739

Net income	$416,267	$178,336	$3,361	$337,741	$935,705

Net income per share-Basic	$.06	$.03	$.00	$.05	$.14

Net income per share -Diluted	$.06	$.03	$.00	$.05	$.13

	FISCAL 2004
	Q1	Q2	Q3	Q4	YEAR

Net sales	$8,619,898	$9,296,109	$10,346,249	$10,796,810	$39,059,066

Gross profit	3,665,695	3,978,218	4,454,189	4,418,501	16,516,603

Operating expenses	3,500,781	3,531,403	3,671,646	4,029,858	14,733,688

Income from operations	164,914	446,815	782,543	388,643	1,782,915

Other income	511,949	246,066	2,229	296,947	1,057,191

Minority interest in net income of consolidated subsidiaries	14,026	14,125	7,790	16,564	52,505

Income tax provision	269,095	289,470	388,933	121,158	1,068,656

Net income	$393,742	$389,286	$388,049	$547,868	$1,718,945

Net income per share-Basic	$.06	$.06	$.06	$.08	$.26

Net income per share -Diluted	$.06	$.06	$.06	$.08	$.25

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 14, 2005, Ernst & Young LLP (“E&Y”) informed Misonix that it was resigning as Misonix’s independent auditor.

The reports of E&Y on Misonix’s financial statements as of and for each of the fiscal years ended June 30, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 2005 and 2004 and through the date of E&Y's resignation, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its report on Misonix’s financial statements for such years.

On January 23, 2006, Misonix engaged Grant Thornton LLP (“Grant Thornton”) to act as its independent registered public accounting firm as successor to E&Y. The Audit Committee of Misonix’s Board of Directors approved the appointment of Grant Thornton as Misonix’s independent registered public accounting firm.

Item 9A. Controls and Procedures.

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period.

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

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Company currently has six Directors. Their term expires at the Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

Name	Age	Principal Occupation	Director Since

John Gildea	63	Director	2004

Howard Alliger	79	Director	1971

Dr. Charles Miner III	55	Director	2005

T. Guy Minetti	55	Director	2003

Thomas F. O’Neill	60	Director	2003

Michael A. McManus, Jr.	63	Director, President and	1998
		Chief Executive Officer
Richard Zaremba	51	Senior Vice President, Chief
		Financial Officer, Secretary and Treasurer	--

Dr. W. Paul Constantine	35	Senior Vice President, Strategic Planning And New Product Development

Dan Voic	44	Vice President of Research and Development and Engineering -	--

Ronald Manna	52	Vice President of New Product Development and Regulatory Affairs	--

The following is a brief account of the business experience for the past five years of the Company’s Directors and executive officers:

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

Howard Alliger founded the Company’s predecessor in 1955 and the Company was a sole proprietorship until 1960. The Company name then was Heat Systems-Ultrasonics. Mr. Alliger was President of the Company until 1982 and Chairman of the Board until 1996. In 1996 Mr. Alliger stepped down as Chairman and ceased to be a corporate officer. He has been awarded 23 patents and has published various papers on ultrasonic technology. For three years, ending in 1991, Mr. Alliger was the President of the Ultrasonic Industry Association. Mr. Alliger holds a B.A. degree in economics from Allegheny College and also attended Cornell University School of Engineering for four years. He has also established, and is President of, two privately held entities which are engaged in pharmaceutical research and development.

Dr. Charles Miner III currently practices internal medicine in Darien, Connecticut. Dr. Miner is on staff at Stamford and Newark Hospitals and retains a teaching position at Columbia Presbyterian Hospital from 1982. Dr. Miner received his M.D. from the University of Cincinnati College of Medicine in 1979 and received a Bachelor of Science from Lehigh University in 1974.

T. Guy Minetti, Founder and Managing Director of Senior Resource Advisors LLC, a management consulting firm. Prior to being Managing Director of Senior Resource Advisors LLC, Mr. Minetti served as the Vice Chairman of the Board of Directors of 1-800-Flowers.Com, a publicly-held specialty gift retailer based in Westbury, New York. Before joining 1-800-Flowers.Com in 2000, Mr. Minetti was the Managing Director of Bayberry Advisors, an investment-banking boutique he founded in 1989 to provide corporate finance advisory services to small-to-medium-sized businesses. From 1981 through 1989, Mr. Minetti was a Managing Director of the investment banking firm, Kidder, Peabody & Company. While at Kidder, Peabody, Mr. Minetti worked in the investment banking and high yield bond departments. Mr. Minetti is a graduate of St. Michael’s College.

Thomas F. O’Neill, a founding principal of Sandler O’Neill & Partners L.P., an investment banking firm, began his Wall Street career at L.F. Rothschild. Mr. O’Neill specialized in working with financial institutions in Rothschild’s Bank Service Group from 1972. He was appointed Managing Director of the Bank Service Group, a group consisting of fifty-five professionals, in 1984. In 1985, he became a Bear Stearns Managing Director and Co-Manager of the Group. Mr. O’Neill serves on the Board of Directors of Archer-Daniels-Midland Company and the Nasdaq Stock Market, Inc. Mr. O’Neill is a graduate of New York University and a veteran of the United States Air Force.

Michael A. McManus, Jr. became President and Chief Executive Officer of the Company in November 1999. From November 1991 to March 1999, Mr. McManus was President and Chief Executive Officer of New York Bancorp, Inc. Prior to New York Bancorp, Inc., Mr. McManus held senior positions with Jamcor Pharmaceutical, Inc., Pfizer, Inc. and Revlon Corp. Mr. McManus also spent several years as an Assistant to President Reagan. Mr. McManus serves on the Board of Directors of the following publicly traded companies: American Home Mortgage Holdings, Inc.; Liquid Audio, Inc.; and Novavax, Inc. Mr. McManus holds a B.A. degree in Economics from the University of Notre Dame and a Juris Doctorate from Georgetown University Law Center.

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

Dr. W. Paul Constantine became Senior Vice President of Strategic Planning and New Product Development in September 2005. Dr. Constantine’s entire career has focused on the development and management of world-class marketing and sales programs for global medical device companies. Earlier, Dr. Constantine held product development and marketing strategy positions with leading medical products suppliers, including units of and/or entities later acquired by Aesculap-B. Braun, Boston Scientific, Medtronic, and Smith & Nephew. He graduated from Samuel Merritt College with a doctorate degree after completing undergraduate studies at Loma Linda University.

Dan Voic became Vice President of Research and Development and Engineering in January 2002. Prior thereto, he served as Engineering Manager and Director of Engineering with the Company. Mr. Voic has approximately 14 years experience in both medical and laboratory and scientific products development. Mr. Voic holds a M.S. degree in mechanical engineering from Polytechnic University “Traian Vuia” of Timisoara, Romania and a MS degree in applied mechanics from Polytechnic University of New York.

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

Each non-employee Director receives an annual fee of $15,000. For the fiscal year ended June 30, 2006, options to purchase 15,000 shares of Common Stock were granted to Dr. Charles Miner. Each non-employee Director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

Compliance with Section 16 (a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2006.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Gildea, Miner, Minetti and O’Neill. The Board of Directors has determined that each member of the Audit Committee is “independent” not only under the Qualitative Listing Requirements of the Nasdaq Stock Market but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that Messrs. Gildea, Minetti and O’Neill are “audit committee financial experts” within the definition contained in a final rule adopted by the SEC.

Item 11. Executive Compensation.

The following table sets forth for the fiscal years indicated the compensation paid by the Company to its Chief Executive Officer and any other executive officers with annual compensation exceeding $100,000.

Summary Compensation Table

	Annual Compensation			Long Term Compensation

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Securities Underlying Options Granted (#)

Michael A. McManus, Jr.	2006	$275,000	−	−
President and Chief	2005	275,000	250,000	125,000
Executive Officer	2004	275,000	250,000	125,000

Richard Zaremba	2006	178,437	28,000	12,000
Senior Vice President,	2005	170,740	33,000	18,000
Chief Financial Officer,	2004	157,878	30,000	30,000
Secretary and Treasurer

Dr. W. Paul Constantine	2006	153,601	−	16,000
Sr. Vice President, Strategic	2005	−	−	−
Planning & New Product	2004	−	−	−
Development

Kenneth Coviello*	2006	54,933	18,000	−
Vice President of Medical	2005	159,900	35,000	20,000
Products	2004	141,095	30,000	30,000

Dan Voic	2006	123,224	20,000	7,500
Vice President of	2005	119,600	22,000	12,000
Research and Development and	2004	121,141	25,000	15,000
Engineering

Bernhard Berger*	2006	13,906	−	−
Vice President of	2005	112,517	8,000	5,000
Laboratory /Scientific Products	2004	110,692	2,000	10,000

Ronald Manna	2006	108,099	5,000	3,000
Vice President of	2005	104,948	4,000	4,000
New Product Development and	2004	102,522	2,000	5,000
Regulatory Affairs

*These individuals are no longer employed by the Company.

Employment Agreements

In October 2005, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2006 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company provided automobile. The agreement also provides for a discretionary bonus based on the Company’s pre-tax operating earnings, based on a calendar year.

In conformity with the Company's policy, all of its Directors, officers and employees execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without the prior approval of the Company. Mr. Manna has an agreement with the Company which provides for the payment of six months’ severance upon his termination for any reason. Messrs. McManus and Zaremba have agreements for the payment of six months’ annual base salary upon a change in control of the Company. The Company's employment agreement with Mr. McManus also contains non-competition provisions that preclude him from competing with the Company for a period of 18 months from the date of his termination of employment.

Option Grants in Last Fiscal Year

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during fiscal year ended June 30, 2006:

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	(a) Grant Date Present Value ($)
Michael A. McManus, Jr.	−	−	−	−	−
Richard Zaremba	8,000	20%	$7.60	9/26/15	30,800
	4,000	19.5%	$5.82	2/07/16	14,880
Dr. W. Paul Constantine	12,000	30%	$7.60	9/26/15	46,200
	4,000	19.5%	$5.82	2/07/16	14,880
Dan Voic	5,000	12.5%	$7.60	9/26/15	19,250
	2,500	12%	$5.82	2/07/16	9,300
Ronald Manna	2,000	5%	$7.60	9/26/15	7,700
	1,000	5%	$5.82	2/07/16	3,720
Bernhard Berger	−	−	−	−	−
Kenneth Coviello	−	−	−	−	−

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

Option Exercises in Last Fiscal Year and Fiscal Year-end Values

The following table contains information concerning the number and value, at June 30, 2006, of exercised options and unexercised options held by executive officers named in the Summary Compensation Table:

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options at Fiscal Year End ($) Exercisable/ Unexercisable
Michael A. McManus, Jr.	0	0	1,040,000/0	$450,700/$0
Richard Zaremba	0	0	70,000/70,000	19,900/4,650
Dr. W. Paul Constantine	0	0	0/16,000	0/0
Dan Voic	0	0	37,910/20,500	12,851/4,650
Ronald Manna	0	0	87,834/6,666	35,833/1,677
Bernhard Berger	−	−	−	−
Kenneth Coviello	−	−	−	−

(1)	Fair market value of underlying securities (the closing price of the Common Stock on the NASD Automated Quotation System) at June 30, 2006, minus the exercise price.

Stock Options

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2006, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2006, options to purchase 311,150 shares were outstanding at exercise prices ranging from $3.07 to $18.50 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 250,000 shares were outstanding at exercise prices ranging from $.73 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2006, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 183,500 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2006, options to purchase 733,500 shares under the 1996 Directors Plan have been exercised, options to purchase 90,000 shares have been forfeited (of which none have been reissued) and there are no shares available for future granting.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2006, options to purchase 422,525 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2006, options to purchase 52,848 shares under the 1998 Plan have been exercised and options to purchase 96,552 shares under the 1998 Plan have been forfeited (of which options to purchase 71,925 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2006, options to purchase 824,298 shares were outstanding under the 2001 Plan at exercise prices ranging from $4.66 to $8.00 per share with a vesting period of one to four years. At June 30, 2006, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 151,902 shares under the 2001 Plan have been forfeited (of which 104,506 options have been reissued).

In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan covering an aggregate of 200,000 shares of Common Stock. At June 30, 2006, there were no options to purchase shares outstanding under either such plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 15, 2006, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each Director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent of Class

Michael A. McManus, Jr	1,198,251	(2)	13.9
Gary Gelman	458,947		6.6
Bonanza Capital Ltd. 300 Crescent Court Dallas, TX 75201	411,600		6.0
Howard Alliger	520,608	(3)	6.1
Ronald Manna	111,728	(4)	1.4
Richard Zaremba	74,500	(5)	1.0
Dan Voic	37,910	(6)	*
W. Paul Constantine	—
T. Guy Minetti	52,000	(7)	*
Thomas F. O’Neill	52,000	(8)	*
John W. Gildea	15,000	(9)	*
Charles Miner	—
Kenneth Coviello	—
Bernhard Berger	—
All executive officers and Directors as a group (twelve people)

	2,061,997	(10)	32.8
*Less than 1%

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735.
(2)	Includes 1,040,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.
(3)	Includes 130,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.
(4)	Includes 87,834 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.
(5)	Includes 70,000 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.
(6)	Includes 37,910 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.
(7)	Includes 45,000 shares which Mr. Minetti has the right to acquire upon exercise of stock options which are currently exercisable.
(8)	Represents 45,000 shares which Mr. O’Neill has the right to acquire upon exercise of stock options which are currently exercisable.
(9)	Includes 15,000 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.
(10)	Includes the shares indicated in notes (2), (3), (4), (5), (6), (7), (8) and (9).

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Grant Thornton LLP billed the Company and has been approved by the Company’s Audit Committee in the amounts of $84,240 and $241,603 in the aggregate for services rendered for the audit of the Company’s 2006 and 2005 fiscal years and the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2006 and 2005 fiscal years.

Audit-Related Fees:

Grant Thornton LLP did not render any audit-related services, as defined by the SEC, to Misonix for the fiscal year ended June 30, 2006.

Tax Fees:

Grant Thornton billed the Company and has been approved by the Company’s Audit Committee in the amount of $38,019 in the aggregate for professional services for tax compliance, tax advice and the planning for the Company’s 2006 fiscal year.

All Other Fees:

Grant Thornton LLP did not render any professional services for other services other than those covered in the section captioned “Audit Fees” for the Company’s 2006 fiscal year.

Policy on Pre-approval of Independent Registered Public Accounting Firm Services:

The charter of the Audit Committee provides for the pre-approval of all auditing services and all permitted non-auditing services to be performed for Misonix by the independent registered public accounting firm, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm include the Audit Committee reviewing audit-related services, tax services, and other services. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Committee. All the services described in Tax Fees, above, were approved by the Audit Committee in accordance with its pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this report.

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and Reserves.

3.	Exhibits

3(a)	Restated Certificate of Incorporation of the Company. (1)

3(b)	By-laws of the Company. (1)

10(a)	Lease extension and modification agreement dated October 31, 1992. (3)

10(b)	Stock Option Plan. (1)

10(g)	Settlement and License Agreement dated March 12, 1984 between the Company and Mettler Electronics Corporation. (1)

10(j)	Assignment Agreement between the Company and Robert Ginsburg. (2)

10(k)	Subscription Agreement between the Company and Labcaire. (2)

10(l)	Option Agreements between the Company and each of Graham Kear, Geoffrey Spear, John Haugh, Martin Keeshan and David Stanley. (2)

10(n)	Form of Director's Indemnification Agreement. (2)

10(s)	Severance Agreement between the Company and Ronald Manna. (4)

10(u)	Option Agreement dated September 11, 1995 between the Company and Medical Device Alliance, Inc. (4)

10(w)	Amendment to agreement with principal shareholders of Labcaire Systems Ltd. (5)

10(y)	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (6)

10(z)	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (6)

10(aa)	Amendment No. 1 dated January 23, 1997 to Underwriters’ Warrant Agreement. (6)

10(bb)	1996 Non-Employee Director Stock Option Plan. (7)

10(cc)	1996 Employee Incentive Stock Option Plan. (7)

10(ee)	1999 Employee Stock Option Plan. (8)

10(ff)	Investment Agreement, dated as of May 3, 1999, by and between the Company, and Focus Surgery, Inc. (10)

10(gg)	Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations, Inc. (10)

10(ii)	Exclusive License Agreement dated as of February, 2001 between the Company and Medical Device Alliance, Inc. (10)

10(jj)	Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems. (10)

10(kk)	6% Secured Convertible Debenture, dated April 12, 2001, by Focus Surgery, Inc. payable to the Company. (9)

10(ll)	Asset Purchase Agreement dated January 16, 2001, by and among the Company, Fibra-Sonics, Inc., Mary Anne Kirchschlager, James Kirchschlager and James Conrad Kirchschlager. (9)

10(mm)	Purchase and Sale Agreement, dated July 28, 2000, by and between CraMar Technologies, Inc., Acoustic Marketing Research, Inc. and Randy Muelot. (9)

10(oo)	5.1% Secured Convertible Debenture, dated November 7, 2000, by Focus Surgery, Inc. payable to the Company. (9)

10(pp)	Asset Purchase Agreement by and between Perceptron, Inc. and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems. (9)

10(qq)	First Amendment to Employment Agreement, dated October 13, 2000, by and between the Company and Michael A. McManus, Jr. (9)

10(ss)	6 % Secured Convertible Debenture, dated July 31, 2001, by Focus Surgery, Inc. payable to the Company. (11)

10(tt)	Second Amendment to Employment Agreement dated October 31, 2002 by and between the Company and Michael A. McManus, Jr. (12)

10(uu)	Amendment No. 4 to the Loan and Security Agreement. (14)

10(vv)	Letter Agreement dated as of February 13, 2006. (15)

10(ww)	Amendment No. 5 to the Loan and Security Agreement. (15)

10(xx)	Letter Agreement dated as of May 12, 2006. (16)

10(yy)	Amendment No. 6 to the Loan and Security Agreement. (16)

10(zz)	2005 Employee Equity Incentive Plan (17)

10(aaa)	2005 Non-Employee Director Stock Option Plan (17)

14	Code of Ethics (13)

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 33-43585).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 1992.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1993.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1995.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1996.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1997.
(7)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.
(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-78795).
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the fiscal year 2001.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the fiscal year 2002.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2003.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2004.
(14)	Incorporated by reference from the Company’s current report on Form 8-k filed on September 30, 2005
(15)	Incorporated by reference from the Company’s current report on Form 8-k filed on February 17, 2006
(16)	Incorporated by reference from the Company’s current report on Form 8-k filed on May 18, 2006
(17)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders held on December 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

Date: September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr.	President, Chief Executive	September 28, 2006
Michael A. McManus, Jr.	Officer, and Director
(principal executive officer)

/s/ Richard Zaremba	Senior Vice President, Chief	September 28, 2006
Richard Zaremba	Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

/s/ Howard Alliger	Director	September 28, 2006
Howard Alliger

/s/ T. Guy Minetti	Director	September 28, 2006
T. Guy Minetti

/s/ Thomas F. O’Neill	Director	September 28, 2006
Thomas F. O’Neill

/s/ John Gildea	Director	September 28, 2006
John Gildea

/s/ Charles Miner III	Director	September 28, 2006
Charles Miner III

Item 15(a)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

Year Ended June 30, 2006

Page
Reports of Independent Registered Public Accounting Firm	50-51

Consolidated Balance Sheets—June 30, 2006 and 2005	52

Consolidated Statements of Operations—Years Ended June 30, 2006, 2005 and 2004	53

Consolidated Statements of Stockholders’ Equity—Years Ended June 30, 2006, 2005 and 2004	54

Consolidated Statements of Cash Flows—Years Ended June 30, 2006, 2005 and 2004	55 - 56

Notes to Consolidated Financial Statements	57 - 80
The following consolidated financial statement schedule is included in Item 15(a)

Schedule II-Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Misonix, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and Subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Misonix, Inc. and Subsidiaries as of June 30, 2006 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based payments as of July 1, 2005.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedule, Schedule II, Valuation and Qualifying Accounts, is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP
Melville, New York
September 22, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MISONIX, INC.

We have audited the accompanying consolidated balance sheet of MISONIX, INC. (the Company) and subsidiaries as of June 30, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at June 30, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Melville, New York
August 26, 2005

Misonix, Inc. and Subsidiaries

 Consolidated Balance Sheets

	June 30,
Assets	2006	2005
Current assets:
Cash	$675,400	$2,484,534
Accounts receivable, less allowance for doubtful accounts of $256,309 and $405,998, respectively	6,530,598	11,757,827
Inventories	11,307,226	9,780,501
Income tax receivable	786,654	224,734
Deferred income taxes	1,419,949	964,426
Prepaid expenses and other current assets	1,070,903	1,336,104
Total current assets	21,790,730	26,548,126

Property, plant and equipment, net	6,495,854	6,409,835
Deferred income taxes	1,039,824	244,769
Goodwill	4,673,713	4,473,713
Other assets	512,444	409,493
Total assets	$34,512,565	$38,085,936

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities and note payable	$1,572,042	$1,883,193
Accounts payable	4,784,102	5,482,313
Accrued expenses and other current liabilities	2,963,762	2,901,247
Current maturities of long-term debt and capital lease obligations	367,823	376,148
Total current liabilities	9,687,729	10,642,901

Long-term debt and capital lease obligations	1,145,279	1,240,324
Deferred lease liability	378,031	-
Deferred income taxes	282,455	270,884
Deferred income	422,634	508,582
Total Liabilities	11,916,128	12,662,691

Commitments and contingencies

Minority interest	341,631	329,085

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 6,978,169 and 6,902,752 issued, and 6,900,369 and 6,824,952 outstanding, respectively	69,782	69,028
Additional paid-in capital	24,548,536	23,619,281
(Accumulated deficit) retained earnings	(2,158,271)	1,601,166
Accumulated other comprehensive income	207,183	217,109
Treasury stock, 77,800 shares	(412,424)	(412,424)
Total stockholders’ equity	22,254,806	25,094,160

Total liabilities and stockholders’ equity	$34,512,565	$38,085,936

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended June 30,
	2006	2005	2004

Net sales	$39,067,293	$45,906,584	$39,059,066

Cost of goods sold	24,794,283	26,869,236	22,542,463
Gross profit	14,273,010	19,037,348	16,516,603

Operating expenses:
Selling expenses	7,008,155	6,110,716	4,662,006
General and administrative expenses	10,211,492	8,462,228	7,633,930
Research and development expenses	3,627,402	3,486,063	2,437,752
Litigation expense	−	419,000	-
Total operating expenses	20,847,049	18,478,007	14,733,688
(Loss) income from operations	(6,574,039)	559,341	1,782,915

Other income (expense):
Interest income	77,257	62,101	49,119
Interest expense	(233,852)	(231,566)	(164,985)
Royalty income and license fees, net of royalty expense of $109,727, $106,906 and $82,362, respectively	724,082	858,721	1,345,451
(Loss) on impairment of Hearing Innovations, Inc.	−	-	(198,800)
Other	(14,638)	(7,023)	26,406
Total other income	552,849	682,233	1,057,191

(Loss) income before minority interest and income taxes	(6,021,190)	1,241,574	2,840,106

Minority interest in net income of consolidated subsidiaries	12,546	13,130	52,505

(Loss) income before provision for income taxes	(6,033,736)	1,228,444	2,787,601
Income tax (benefit) provision	(2,274,299)	292,739	1,068,656
Net (loss) income	($3,759,437)	$935,705	$1,718,945
Net (loss) income per share - Basic	($ .55)	$0.14	$.26

Net (loss) income per share - Diluted	($ .55)	$0.13	$.25

Weighted average common shares outstanding -Basic	6,868,535	6,788,341	6,667,615

Weighted average common shares outstanding - Diluted	6,868,535	6,983,699	6,849,845

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2006, 2005 and 2004

	Common Stock $.01 Par Value		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, June 30, 2003	6,733,665	$67,337	(77,800)	$(412,424)	$22,712,511	$(1,053,484)	$28,723	$21,342,663
Net income	-	-	-	-	-	1,718,945	-	1,718,945
Foreign currency translation adjustment	-	-	-	-	-	-	276,651	276,651
Comprehensive income	-	-	-	-	-	-	-	1,995,596
Exercise of employee options	82,588	826	-	-	404,091	-	-	404,917
Balance, June 30, 2004	6,816,253	$68,163	(77,800)	$(412,424)	$23,116,602	$665,461	$305,374	$23,743,176
Net income	-	-	-	-	-	935,705	-	935,705
Foreign currency translation adjustment	-	-	-	-	-	-	(88,265)	(88,265)
Comprehensive income	-	-	-	-	-	-	-	847,440
Exercise of employee options	86,499	865	-	-	502,679	-	-	503,544
Balance, June 30, 2005	6,902,752	$69,028	(77,800)	$(412,424)	$23,619,281	$1,601,166	$217,109	$25,094,160
Net (loss)	-	-	-	-	-	(3,759,437)	-	(3,759,437)
Foreign currency translation adjustment	-	-	-	-	-	-	(9,926)	(9,926)
Comprehensive loss	-	-	-	-	-	-	-	(3,769,363)
Exercise of employee options	75,417	754	-	-	420,598	-	-	421,352
Stock-based compensation	-	-	-	-	508,657	-	-	508,657
Balance, June 30, 2006	6,978,169	$69,782	(77,800)	$(412,424)	$24,548,536	$(2,158,271)	$207,183	$22,254,806

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended June 30,
	2006	2005	2004
Operating activities
Net (loss) income	($3,759,437)	$935,705	$1,718,945
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense (recovery)	112,633	25,171	(112,420)
Litigation expense	-	419,000	-
Deferred income tax (benefit) expense	(1,207,113)	119,271	282,688
Depreciation and amortization	1,323,936	1,083,471	732,755
Loss on disposal of equipment	254,796	173,906	123,955
Deferred income (loss)	(85,948)	(260,451)	412,957
Deferred leasehold costs	174,233	7,023	(26,406)
Minority interest in net income of subsidiaries	12,546	13,130	52,505
Stock-based compensation	508,657	-	-
Loss on impairment of Hearing Innovations, Inc.	-	-	198,800
Other	6,131	-	-
Changes in operating assets and liabilities:
Accounts receivable	4,974,705	(4,234,591)	496,662
Inventories	(1,624,197)	(221,052)	(1,082,361)
Income tax receivable	(561,920)	(320,560)	44,204
Prepaid expenses and other current assets	265,100	(237,838)	(51,798)
Other assets	(143,472)	(116,151)	(40,136)
Accounts payable and accrued expenses	(594,654)	1,573,782	444,565
Income taxes payable	-	(12,199)	8,038
Net cash (used in) provided by operating activities	(344,004)	(1,052,383)	3,202,953

Investing activities

Acquisition of property, plant and equipment	(890,598)	(1,941,792)	(1,106,530)
Purchase of UKHIFU stock	(200,000)	-	-
Loans to Hearing Innovations, Inc., net	-	-	(198,800)
Cash acquired from consolidation of variable interest entity	-	-	236
Net cash used in investing activities	(1,090,598)	(1,941,792)	(1,305,094)

(continued on next page)

Misonix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year ended June 30,
	2006	2005	2004
Financing activities
Proceeds from short-term borrowings	$1,059,956	$929,040	$1,243,226
Payments of short-term borrowings	(1,371,441)	(398,221)	(627,479)
Principal payments on capital lease obligations	(424,545)	(338,533)	(349,054)
Payment of long-term debt	(59,607)	(57,384)	(55,481)
Proceeds from exercise of stock options	381,513	503,544	404,917
Income tax benefit - stock options	39,839	-	-
Net cash (used in) provided by financing activities	(374,285)	638,446	616,129

Effect of exchange rate changes on cash	(247)	397	46,009
Net (decrease) increase in cash	(1,809,134)	(2,355,332)	2,559,997
Cash at beginning of year	2,484,534	4,839,866	2,279,869
Cash at end of year	$675,400	$2,484,534	$4,839,866

Supplemental disclosure of cash flow information:
Cash paid for (received from):
Interest	$237,103	$228,018	$164,985
Income taxes	$(585,407)	$351,798	$539,185

Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$372,424	$453,986	$321,440

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix, its 100% owned subsidiary, Labcaire Systems, Ltd. (“Labcaire”), its 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. (“Sonora”), and its 100% owned subsidiary, Misonix, Ltd. As of March 31, 2004, the Company consolidated its 100% owned subsidiary Hearing Innovations, Inc. (“Hearing Innovations”) in accordance with FIN 46, Variable Interest Entities, as the Company determined it was a variable interest (See Note 2). Hearing Innovations filed for relief under Chapter 11 of the U.S. Bankruptcy Code during fiscal 2005 and as part of the Bankruptcy Plan the Company acquired 100% of the outstanding common stock of Hearing Innovations. Prior to March 31, 2004, the Company reported its investment in Hearing Innovations using the equity method of accounting. The Company’s investment in Focus Surgery, Inc. (“Focus”) (See Note 2) is reported using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix was incorporated under the laws of the State of New York on July 31, 1967 and its principal revenue producing activities, from 1967 to date, have been the manufacture and distribution of proprietary ultrasound equipment for scientific and industrial purposes and environmental control equipment for the abatement of air pollution. Misonix’s products are sold worldwide. In October 1996, the Company entered into licensing agreements to further develop one of its medical devices (see Note 13).

The Company’s operations outside the United States consist of a 100% ownership in Labcaire Systems, Ltd. (“Labcaire”), which is based in North Somerset, England. This business consists of designing, manufacturing, servicing and marketing air-handling systems for the protection of personnel, products and the environment from airborne hazards. The Company also has a 60% ownership in UKHIFU, located in Bristol, England. UKHIFU is in the business of distributing and servicing equipment for the ablation of cancerous tissue of the prostate.

The Company's 90% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems, Inc. (“Sonora”), located in Longmont, Colorado, is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers’ ultrasound imaging systems beyond the usual five to seven years.

The Company’s 100% owned subsidiary, Hearing Innovations, Inc. (“Hearing Innovations”), is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

In fiscal 2006, approximately 37% of the Company's net sales were to foreign markets. Labcaire, which manufactures and sells the Company’s fume enclosure line as well as its own range of laboratory and medical environmental control products, represents approximately 76% of the Company’s net sales to foreign markets. Labcaire also distributes the Company’s ultrasonic equipment for use in scientific and industrial markets, predominately in the United Kingdom. Sales by the Company in other major industrial countries are made primarily through distributors.

Labcaire, which began operations in February 1992, is located in the United Kingdom, and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Net sales, net (loss) income and total assets related to Labcaire as of and for the years ended June 30, 2006, 2005 and 2004 were approximately $9,994,000, $(1,054,000) and $9,863,000, respectively; $11,842,000, $172,000 and $11,335,000, respectively; $10,530,000, $160,000 and $9,414,000, respectively.

The following is an analysis of assets related to Labcaire:

	June 30,

	2006	2005	2004
Current assets	$5,676,000	$7,124,000	$5,788,000
Long - lived assets	4,187,000	4,211,000	3,626,000
Total assets	$9,863,000	$11,335,000	$9,414,000

Sonora, which was acquired in November 1999 and is located in Longmont, Colorado, is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Net sales, net (loss) income and total assets related to Sonora as of and for the years ended June 30, 2006, 2005 and 2004 were approximately $11,350,000, $(235,000) and $7,353,000, respectively; $11,067,000, $131,000 and $7,241,000, respectively; $9,126,000, $574,000 and $5,376,000, respectively.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005
Hearing Innovations is located in Farmingdale, New York. Net sales, net (loss) income and total assets related to Hearing Innovations as of and for the years ended June 30, 2006 and 2005 and the three months ended June 30, 2004 were approximately $0, ($51,000) and $73,000 respectively, $0, ($112,000) and $101,000, respectively and $4,000, $1,000 and $100,000, respectively.

Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception have been insignificant to the Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2006 and 2005. Cash balances outside the United States totaled $51,446 and $11,977 at June 30, 2006 and 2005, respectively.

Major Customers and Concentration of Credit Risk

Included in sales of medical devices, sales to United States Surgical Corporation (“USS”) in 2006, 2005 and 2004 were approximately $4,461,000, $5,778,000 and $7,198,000, respectively. Total royalties from USS related to their sales of this device were approximately $810,000, $940,000 and $1,402,000 during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Accounts receivable from this customer were approximately $849,000 and $1,247,000 at June 30, 2006 and 2005, respectively. At June 30, 2006 and 2005, the Company’s accounts receivable with customers outside the United States were approximately $2,264,000 and $5,656,000, respectively, of which $1,776,000 and $3,781,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

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

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $500. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 8 years. Depreciation of the Labcaire building is provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to adjust if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 8 years.

Fair Value of Financial Instruments

The book values of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments. The carrying value of the Company’s debt approximates its fair value due to variable interest rates based on prime or other similar benchmark rates.

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

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2006 and 2005.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of the common stock of Labcaire, 90% of the common stock of Sonora and the acquisitions of Fibra Sonics, Inc. (“Fibra Sonics”), Sonic Technologies Laboratory Services (“Sonic Technologies”) and CraMar Technologies, Inc. (“CraMar”).

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 (“SFAS 141”) and 142 (“SFAS 142”), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company completed its annual goodwill impairment tests for fiscal 2006 and 2005 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

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

Net (loss) Income Per Share

Basic (loss) income per common share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive (loss) income per share reflects the potential dilution that would occur if options to purchase common stock were exercised. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	2006	2005	2004
Weighted average common shares outstanding	6,868,535	6,788,341	6,667,615
Dilutive effect of stock options	—	195,358	182,230
Diluted weighted average common shares outstanding	6,868,535	6,983,699	6,849,845

Employee stock options covering 1,043,256, 838,195 and 25,000 shares, respectively, for the years ended June 30, 2006, 2005 and 2004 were not included in the diluted net income per share calculation because their effect would have been anti-dilutive.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

Comprehensive (Loss) Income

The components of the Company’s comprehensive (loss) income are net (loss) income and foreign currency translation adjustments. The foreign currency translation adjustments included in comprehensive (loss) income have not been tax effected as investments in foreign affiliates are deemed to be permanent.

Foreign Currency Translation

The Company follows the policies prescribed by FASB Statement No. 52, “Foreign Currency Translation,” for translation of the financial results of its foreign subsidiaries. Accordingly, assets and liabilities are translated at the foreign currency exchange rate in effect at the balance sheet date. Resulting translation adjustments due to fluctuations in the exchange rates are recorded as other comprehensive income. Results of operations are translated using the weighted average of the prevailing foreign currency rates during the fiscal year. Stockholders’ equity accounts are translated at historical exchange rates. Gains and losses on foreign currency transactions are recorded in other income and expense.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed as of the first showing. The Company incurred approximately $424,000, $524,000 and $474,000 in advertising costs during the years ended June 30, 2006, 2005 and 2004, respectively.

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

Shipping and Handling Costs

The Company includes all shipping and handling income and expenses incurred as a component of selling expenses. Shipping and handling income for the years ended June 30, 2006, 2005 and 2004 was approximately $420,000, $476,000 and $412,000, respectively. Shipping and handling expenses for the years ended June 30, 2006, 2005 and 2004 were approximately $575,000, $607,000 and $555,000, respectively.

Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for stock option plans under Statement of Financial Accounting Standards (SFAS”) No. 123 (“SFAS No. 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB 25”). Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R (“SFAS No. 123R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. See Note 9 for additional information regarding stock-based compensation.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005
Recent Accounting Pronouncements

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

In December 2004, the FASB issued Financial Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (FSP No. 109-2”). FSP No. 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain foreign earnings that are repatriated, under a plan for reinvestment in the U.S., from controlled foreign subsidiaries in excess of a base amount as defined in the American Jobs Creation Act of 2004 (AJCA”). The AJCA was enacted on October 22, 2004. FSP No. 109-2 allowed additional time for companies to evaluate the effects of the AJCA on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not believe the adoption of FSP No. 109-2 will have a material impact on its financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been determined.

2. Acquisitions

Hearing Innovations, Inc.

On October 18, 1999, the Company and Hearing Innovations completed the agreement whereby the Company invested an additional $350,000 and cancelled notes receivable aggregating $400,000 in exchange for a 7% equity interest in Hearing Innovations and representation on its Board of Directors. Warrants to acquire 388,680 shares of Hearing Innovations common stock were also part of the agreement. Upon exercise of the warrants, the Company had the right to manufacture Hearing Innovations’ ultrasonic products and also had the right to create a joint venture with Hearing Innovations for the marketing and sale of its ultrasonic tinnitus masker device. As of the date of the acquisition, the cost of the investment was $784,000 ($750,000 plus acquisition costs of $34,000). The Company’s portion of the net losses of Hearing Innovations were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $579,069.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

On September 11, 2000, the Company loaned $108,000 to Hearing Innovations, which together with the then-outstanding loans aggregating $192,000 (with accrued interest) was exchanged for a $300,000, 7% Secured Convertible Debenture due August 27, 2002 and extended to November 30, 2003 (the “Hearing Debenture”). The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The Company believed the Hearing Debenture was impaired since the Company did not anticipate such Debenture to be satisfied in accordance with the contractual terms of the loan agreement.

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

The Company previously made the decision not to continue funding Hearing Innovations’ operations, however, during fiscal 2004, the Company loaned Hearing Innovations $199,255 to enable Hearing Innovations to reduce a substantial portion of its long-term debt to certain third parties. The Company continued to believe that Hearing Innovations’ technology could provide a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations were fully reserved for and had a zero basis.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

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

On July 14, 2004, Hearing Innovations sent all shareholders and creditors a plan for reorganization and disclosure statement. The Company funded Hearing Innovations up to $150,000 for the reorganization plan. Hearing Innovations filed for relief under Chapter 11 of the U.S. Bankruptcy Code in September 2004. The petition was approved and the Company now owns 100% of the outstanding common stock in Hearing Innovations.

Focus Surgery, Inc.

On May 3, 1999, the Company invested $3,050,000 to obtain an approximately 20% equity interest in Focus, a privately-held technology company and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 5% of the equity of Focus. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound (“HIFU”) technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of the equity of Focus. The Company’s portion of the net losses of Focus were recorded since the date of acquisition. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2006 and 2005 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus’ losses since 2001 before the Company can record income from Focus. Focus’ unaudited net loss in fiscal year 2006 was $44,000. The Company will start to record its share of Focus’ income when Focus’ income is greater than the net losses from fiscal year 2002 through fiscal 2005, which aggregated to approximately $1,949,000.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the “5.1% Focus Debenture”). The 5.1% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity or is convertible on the same terms as the 5.1% Focus Debenture’s principal amount. The 5.1% Focus Debenture is secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The 5.1% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 5.1% Focus Debenture will be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the “6% Focus Debenture”). The 6% Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion price of $1,200 per share, if the 6% Focus Debenture is not retired by Focus. Interest accrues and is payable at maturity, or is convertible on the same terms as the 6% Focus Debenture’s principal amount. The 6% Focus Debenture is secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The 6% Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the 6% Focus Debenture will be satisfied in accordance with the contractual terms of the loan agreement.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

On July 31, 2001, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the “Focus Debenture”). The Focus Debenture is convertible into 250 shares of Focus preferred stock at the option of the Company at any time after the due date for two years at a conversion price of $1,200 per share. The Focus Debenture also contains warrants, deemed nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and is payable at maturity or is convertible on the same terms as the Focus Debenture’s principal amount. The Focus Debenture is secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2002. The Focus Debenture is currently in default and the Company is negotiating an extended due date and conversion right. The Company believes the loan is impaired since the Company does not anticipate the Focus Debenture will be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contains warrants, which are deemed nominal in value, to acquire additional shares. The loan is secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance at June 30, 2004 and 2003. The loan is currently in default and the Company is negotiating an extended due date. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement.

In May 2004, the Company’s ownership was reduced to 13% due to additional preferred stock issued by Focus.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture, and exercise all warrants, the Company would hold an interest in Focus of approximately 18%.

The Company has subcontracted Focus to perform research and development activities for which the Company paid $165,000, $452,000 and $155,000 to Focus in fiscal 2006, 2005 and 2004, respectively, which is recorded as research and development expenses in the accompanying statement of operations. During fiscal 2004, Focus entered into an exclusive agreement with the Company to distribute the Sonoblate® 500 in the European market. The Company has purchased approximately $830,000, $715,000 and $199,000 of product from Focus during fiscal 2006, 2005, and 2004 respectively. Total sales to Focus were approximately $459,000, $702,000 and $1,151,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Trade accounts receivable due from Focus at June 30, 2006 and 2005 were approximately $56,000 and $188,000, respectively. Accounts payable to Focus Surgery totaled $91,000 at June 30, 2006 and $280,000 at June 30, 2005.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

Summarized unaudited financial information of Focus are as follows:

Condensed Statement of Operations Information

	Year ended June 30,
	2006	2005	2004
Sales	$3,509,000	$3,006,000	$3,298,000
Gross profit	2,080,000	1,991,000	2,115,000
Net (loss)	$(44,000)	$(188,000)	$(34,000)

Condensed Balance Sheet Information

	June 30,
	2006	2005
Current assets	$1,253,000	$853,000
Non-current assets	487,000	412,000
Current liabilities	1,432,000	3,341,000
Non-current liabilities	4,186,000	1,791,000
Preferred stock	4,039,000	4,039,000
Common stockholders’ deficit	$(7,917,000)	$(7,873,000)

3. Inventories

Inventories are summarized as follows:

	June 30,
	2006	2005
Raw materials	$5,702,171	$5,303,581
Work-in-process	2,250,826	1,643,835
Finished goods	5,456,684	4,767,603
	$13,409,681	$11,715,019
Less: valuation reserve	2,102,455	1,934,518
	$11,307,226	$9,780,501

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2006	2005
Buildings	$1,986,947	$1,974,366
Machinery and equipment	4,637,864	3,404,385
Furniture and fixtures	1,560,662	1,401,301
Automobiles	1,047,718	1,114,408
Leasehold improvements	784,097	396,930
Demonstration and consignment inventory	1,929,725	2,965,112
	11,947,013	11,256,502
Less: accumulated depreciation and amortization	5,451,159	4,846,667
	$6,495,854	$6,409,835

Included in machinery and equipment and furniture and fixtures at June 30, 2006 and 2005 are approximately $167,000 and $171,000, respectively, of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $130,000 and $68,000, respectively. Also, included in automobiles are approximately $823,000 and $798,000, respectively, of automobiles under capital leases with accumulated amortization of approximately $233,000 and $196,000, respectively. The Company leased approximately $517,000, $454,000 and $321,000 of automobiles and equipment under capital lease arrangements during the years ended June 30, 2006, 2005 and 2004, respectively.

Depreciation and amortization of property, plant and equipment amounted to $1,283,747, $795,288 and $699,811 for the years ended June 30, 2006, 2005 and 2004, respectively.

5. Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility bears interest at the bank’s base rate (4.5% and 5.25% at June 30, 2006 and 2005, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires on September 30, 2006 and covers all United Kingdom and European sales. At June 30, 2006, the balance outstanding under this loan facility was approximately $1,333,000 and Labcaire was in compliance with all financial covenants.

The Company renewed and increased its revolving credit facility with Bank of America in February, 2005 from $5 million to $6 million to support future working capital needs. The credit line was decreased to $2.5 million in May 2006 and $2.0 million in September 2006. The revolving credit facility has variable rate based on prime plus 2.0%. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. The Company was not in compliance with loan covenants at June 30, 2006 and received a waiver from Bank of America for such non-compliance.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005
6. Debt

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house its operations. The purchase price was approximately $2,100,000 and was partially financed with a mortgage loan of $1,283,256. On July 1, 2002, Labcaire transferred its mortgage loan on their facility to Lloyds TSB from HSBC Bank plc. The property loan of £670,000 is repayable over 180 months with interest at base rate (4.50% at June 30, 2006) plus 1.75% and is collateralized by a security interest in certain assets of Labcaire. As of June 30, 2006 and 2005, $995,926 and $1,050,108 were outstanding on this loan, respectively.

At June 30, 2006, future principal maturities of long-term debt are as follows:

2007	$ 59,938
2008	63,570
2009	69,019
2010	72,652
2011	76,285
Thereafter	654,462
$995,926

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,
	2006	2005

Accrued payroll and vacation	$549,933	$356,850
Accrued VAT and sales tax	94,813	246,170
Accrued commissions and bonuses	446,165	255,400
Customer deposits and current deferred contracts	870,760	1,121,741
Accrued professional and legal fees	208,650	226,235
Litigation expense	419,000	419,000
Other	374,441	275,851
	$2,963,762	$2,901,247

8. Leases

Misonix has entered into several noncancellable operating leases for the rental of certain office space, equipment and automobiles expiring in various years through 2011. The principal leases for office space provide for a monthly rental amount of approximately $65,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2009.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2006:

	Capital	Operating
	Leases	Leases
2007	$354,000	$812,000
2008	193,000	835,000
2009	43,000	845,000
2010	14,000	859,000
2011	—	350,000
Total minimum lease payments	604,000	$3,701,000

Amounts representing interest	(87,000)

Present value of net minimum lease payments
(including current portion of $308,000)	$517,000

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $1,148,000, $882,000 and $788,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

9. Stock Based Compensation Plans

Prior to July 1, 2005, the Company accounted for stock option plans under Statement of Financial Accounting Standards (SFAS”) No. 123 (“SFAS No. 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB 25”). Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R (“SFAS No. 123R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the year ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control During the years ended June 30, 2006 and 2005, the Company granted options to purchase 89,560 and 293,500 share of the Company’s common stock, respectively.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004 as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, the Company’s loss before income taxes and net loss for the year ended June 30, 2006 were approximately $509,000 and $413,000 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2006 and 2005. Basic and dilutive loss per share for the year ended June 30, 2006 would have been ($.48) if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive loss per share of ($.55). As of June 30, 2006, there was approximately $267,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.5 years.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

The total cash received from the exercise of stock options was $381,513 and $349,117 for the years ended June 30, 2006 and 2005, respectively, and are classified as financing cash flows. SFAS No. 123R required that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The table below presents the pro-forma effect on net income and basic and diluted loss per share if the Company had applied the fair value recognition provision to options granted under its stock option plans for the years ended June 30, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	2005	2004
Net income - As reported:	$935,705	$1,718,945
Stock based compensation determined under SFAS 123	(1,163,462)	(635,024)
Net (loss) income - Pro forma:	$(227,757)	$1,083,921
Net income (loss) per share - Basic:
As reported	$.14	$.26
Pro forma	$(.03)	$.16
Net income (loss) per share - Diluted:
As reported	$.13	$.25
Pro forma	$(.03)	$.16

The weighted average fair value at date of grant for options granted during the years ended June 30, 2006, 2005 and 2004 was $3.82, $3.56 and $2.64 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2006	2005	2004
Risk-free interest rates	4.43	3.50% - 4.04%	2.50% - 2.58%
Expected option life in years	5-7	5	5
Expected stock price volatility	54.7%	73-100%	100%
Expected dividend yield	-0-	-0-	-0-

During fiscal 2005, the Company accelerated the vesting of all unvested stock options awarded to employees and officers which had an exercise price greater than $8.00 per share. Options to purchase 101,000 shares became exercisable immediately as a result of the vesting acceleration. The Company sought to balance the benefit of eliminating the requirement to recognize compensation expense in future periods with the need to continue to motivate employee performance through previously issued, but currently unvested, stock option grants. With those factors being considered, management determined it to be appropriate to accelerate only those unvested stock options where the strike price was reasonably in excess of the Company’s then current stock price.

The effect of the acceleration was an increase in pro-forma stock based employee compensation expense for the year ended June 30, 2005 of approximately $300,000, net of taxes ($.04 per basic and diluted share). As the Company adopted SFAS 123R, “Share-Based Payment,” in the first quarter of fiscal 2006, the decision to accelerate the identified stock options reduced the Company’s share-based compensation, net of taxes by approximately $137,000 in fiscal 2006 and fiscal 2007 and $16,000 in fiscal 2008.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, Directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2006, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares were reissued) prior to July 1, 2005 and no shares remain available for future granting.

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2006, options to purchase 311,150 shares were outstanding at exercise prices ranging from $3.07 to $18.50 per share with a vesting period of immediate to two years under the 1996 Plan and options to acquire 250,000 shares were outstanding at exercise prices ranging from $.73 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2006, options to purchase 138,295 shares under the 1996 Plan have been exercised and 183,500 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2006, options to purchase 733,500 shares under the 1996 Directors Plan have been exercised, options to purchase 90,000 shares have been forfeited (of which none have been reissued) and no shares remain available for future granting.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2006, options to purchase 422,525 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2006, options to purchase 52,848 shares under the 1998 Plan have been exercised and options to purchase 96,552 shares under the 1998 Plan have been forfeited (of which options to purchase 71,925 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2006, options to purchase 824,298 shares were outstanding under the 2001 Plan at exercise prices ranging from $4.66 to $8.00 per share with a vesting period of one to four years. At June 30, 2006, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 151,902 shares under the 2001 Plan have been forfeited (of which 104,506 options have been reissued).

In September 2005, the Board of Directors adopted and in December, 2005, the shareholders approved the 2005 Employee Equity Incentive Plan covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Option Plan covering an aggregate of 200,000 shares of Common Stock. At June 30, 2006, there were no options to purchase shares outstanding. The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors or a committee thereof, depending on the Plan, and in accordance with Rule 4350(c) of the Qualitative Listing Requirements of the Nasdaq Stock Market. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as provided in the terms of each individual option agreement.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

The following table summarizes information about stock options outstanding at June 30, 2006, 2005 and 2004:

	Options
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life in Years
June 30, 2003	1,609,511	$5.65
Granted	295,000	4.73
Exercised	(82,588)	4.90
Forfeited	(31,683)	5.91
June 30, 2004	1,790,240	$5.53
Granted	293,500	6.37
Exercised	(86,499)	4.04
Forfeited	(89,166)	6.75
June 30, 2005	1,908,075	$5.66
Granted	89,560	7.19
Exercised	(75,417)	5.06
Forfeited	(84,245)	6.62
June 30, 2006	1,837,973	$5.72	5.7
Options exercisable at June 30, 2006	1,694,869	$5.63	4.9

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Contractual Life (Yrs)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ .73	75,000	1	$.73	75,000	$.73
$ 3.07 - 4.99	313,500	7	$4.26	286,833	$4.22
$ 5.06 - 8.00	1,424,473	10	$6.15	1,308,036	$6.05
$ 12.33 - 18.50	25,000	1	$14.80	25,000	$14.80
	1,837,973		$5.72	1,694,869	$5.63

As of June 30, 2006 and 2005, 1,837,973 and 1,908,075 shares are reserved for issuance under outstanding options and 772,578 and 219,393 shares are reserved for the granting of additional options, respectively. All outstanding options expire between July 2006 and January 2014 and vest immediately or over periods of up to four years.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005
10. Commitments and Contingencies

Legal Proceedings

A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora Medical Systems in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. The case involved royalties claimed on recoating of transesophogeal probes, which is a process performed by Sonora. Approximately 80% of the judgment was based on the jury estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

The Company is a defendant in claims and lawsuits arising in the ordinary course of business. The Company believes that it has meritorious defenses to such claims and lawsuits and is vigorously contesting them. Although the outcome of litigation cannot be predicted with certainty, the Company believes that these actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Employment Agreement

In October 2004, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2005 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company provided automobile. The agreement also provides for a discretionary bonus based on the Company’s pre-tax operating earnings, based on a calendar year.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005
11. Business Segments

The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief operating decision maker. Summarized financial information for each of the segments for the years ended June 30, 2006, 2005 and 2004 are as follows:

For the year ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$20,732,052	$18,335,241	$-	$39,067,293
Cost of goods sold	12,456,746	12,337,537	-	24,794,283
Gross profit	8,275,306	5,997,704	-	14,273,010
Selling expenses	4,543,079	2,465,076	-	7,008,155
Research and development	2,200,380	1,427,022	-	3,627,402
General and administrative	-	-	10,211,492	10,211,492
Total operating expenses	6,743,459	3,892,098	10,211,492	20,847,049
Income (loss) from operations	$1,531,847	$2,105,606	$(10,211,492)	($6,574,039)

For the year ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$24,842,549	$21,064,035	$-	$45,906,584
Cost of goods sold	13,787,186	13,082,050	-	26,869,236
Gross profit	11,055,363	7,981,985	-	19,037,348
Selling expenses	3,164,535	2,946,181	-	6,110,716
Research and development	2,437,466	1,048,597	-	3,486,063
General and administrative	-	-	8,881,228	8,881,228
Total operating expenses	5,602,001	3,994,778	8,881,228	18,478,007
Income from operations	$5,453,362	$3,987,207	$(8,881,228)	$559,341

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005
For the year ended June 30, 2004:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$21,350,846	$17,708,220	$-	$39,059,066
Cost of goods sold	11,879,237	10,663,226	-	22,542,463
Gross profit	9,471,609	7,044,994	-	16,516,603
Selling expenses	2,150,482	2,511,524	-	4,662,006
Research and development	1,580,909	856,843	-	2,437,752
General and administrative	-	-	7,633,930	7,633,930
Total operating expenses	3,731,391	3,368,367	7,633,930	14,733,688
Income from operations	$5,740,218	$3,676,627	$(7,633,930)	$1,782,915

There are two major customers for medical devices. Sales to USS were approximately $4,461,000, $5,778,000 and $7,198,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Sales to Byron Medical were approximately $1,195,000, $2,375,000 and $1,732,000 during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. There were no significant concentrations of sales or accounts receivable for laboratory and scientific products for the years ended June 30, 2006, 2005 and 2004, respectively.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Year ended June 30,
	2006	2005	2004

United States	$24,765,213	$29,054,094	$25,261,159
Canada and Mexico	640,009	864,878	795,475
United Kingdom	9,256,592	11,293,506	9,509,301
Europe	2,210,668	2,823,169	1,502,776
Asia	1,268,799	899,274	1,037,553
Middle East	307,810	279,514	325,365
Other	618,202	692,149	627,437
	$39,067,293	$45,906,584	$39,059,066

Total assets, by geographic area, at June 30, are as follows:

	2006	2005

United States	$24,255,981	$26,750,834
United Kingdom	10,256,584	11,335,102
	$34,512,565	$38,085,936

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

12. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2006	2005
Deferred tax liabilities:
Depreciation and amortization	$(282,455)	$(270,884)
Total deferred tax liabilities	(282,455)	(270,884)

Deferred tax assets:
Bad debt reserves	85,417	129,297
Accruals and allowances	202,142	14,311
Inventory valuation	691,171	666,019
License fee income	85,958	106,665
Investments	1,697,856	2,587,622
Stock-based compensation	258,570	183,105
Litigation	149,164	150,840
Tax Credits and net operating loss carry forwards	2,278,855	159,962
Deferred lease liability	72,888	-
Other	9,684	3,958
Total deferred tax assets	5,531,705	4,001,779
Valuation allowance	(3,071,932)	(2,792,584)
Net deferred tax asset	$2,177,318	$938,311

Recorded as:
Current deferred tax asset	$1,419,949	$964,426
Non-current deferred tax asset	1,039,824	244,769
Non-current deferred tax liability	(282,455)	(270,884)
	$2,177,318	$938,311

As of June 30, 2006, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.

At June 30, 2006, the Company had a net operating loss carryforward (“NOL”) of approximately $9,100,000 available to reduce future New York state taxable income. This NOL begins to expire in fiscal year 2022.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

In prior years, the Company recorded a deferred tax asset in connection with the loss on impairment of equity investments which included the carrying value of the investments and related notes and debentures. The deferred tax asset related to this impairment of equity investments totaled $1,697,856 and $2,587,622 at June 30, 2006 and 2005, respectively. In addition, during fiscal 2006, the Company recorded a deferred tax asset related to operating loss carryovers incurred by its wholly-owned subsidiary Hearing Innovations in the amount of $1,337,743. The Company recorded a full valuation allowance against these assets in accordance with the provisions of SFAS No. 109. Based upon the capital nature of the deferred tax asset and the Company’s projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2006 and 2005.

Significant components of the income tax expense (benefit) attributable to operations for the years ended June 30 are as follows:

	2006	2005	2004
Current:
Federal	$(1,112,327)	$185,410	$801,297
State	10,000	46,000	27,635
Foreign	35,131	(57,942)	(42,964)
Total current	(1,067,196)	173,468	785,968

Deferred:
Federal	(816,918)	74,487	206,307
State	(7,472)	21,006	76,381
Foreign	(382,713)	23,778	-
Total deferred	(1,207,103)	119,271	282,688
	$(2,274,299)	$292,739	$1,068,656

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) for the periods ended June 30 is as follows:

	2006	2005	2004
Tax at Federal statutory rates	$(2,047,205)	$422,135	$965,636
State income taxes, net of
Federal benefit	(872)	30,360	68,651
Research credit	(5,877)	(116,000)	-
Extraterritorial income exclusion	25,149	(61,540)	-
Foreign taxes	125,130	(30,181)	(20,760)
Stock-based compensation	74,270	-	-
State rate adjustment	53,918	-	-
Valuation allowance	(629,560)	-	8,862
Travel and entertainment	18,199	6,971	6,524
Other	112,549	40,994	39,743
	$(2,274,299)	$292,739	$1,068,656

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

13. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement (the “USS License”) with USS for a twenty-year period, covering the further development and commercial exploitation of the Company’s medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery.

The USS License gives USS exclusive worldwide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $810,000 and $940,000 for the fiscal years ended June 30, 2006 and 2005, respectively. Also as part of the USS License, the Company was reimbursed for certain product development expenditures (as defined in the USS License). The amount of reimbursement was $20,000 for the year ended June 30, 2004. There was no reimbursement for the year ended June 30, 2006 and 2005.

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

14. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $14,000 or $18,000 if the employee was over 50 years of age for the year ended June 30, 2006. The plan provides for a matching contribution by the Company of 10%-25% of annual eligible compensation contributed by the participants based on years of service, which amounted to $109,757, $104,904 and $90,785 for the years ended June 30, 2006, 2005 and 2004, respectively.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

15.	Quarterly Results (unaudited)

	FISCAL 2006
	Q1	Q2	Q3	Q4	YEAR

Net sales	$9,111,572	$10,268,386	$10,169,778	$9,517,557	$39,067,293

Gross profit	3,436,531	3,863,521	3,953,002	3,019,956	14,273,010

Operating expenses	5,213,236	4,824,513	5,243,572	5,565,728	20,847,049

Loss from operations	(1,776,705)	(960,992)	(1,290,570)	(2,545,772)	(6,574,039)

Other income	174,859	139,332	144,143	94,515	552,849

Minority interest in net income (loss) of consolidated subsidiaries	16,339	2,785	(6,465)	(113)	12,546

Income tax (benefit) provision	(312,822)	(317,340)	(310,844)	(1,333,293)	(2,274,299)

Net income (loss)	($1,305,363)	($507,105)	($829,118)	$(1,117,851)	$(3,759,437)

Net income (loss) per share-Basic	($ .19)	($ .07)	($ .12)	($ .16)	($ .55)

Net income (loss) per share -Diluted	($ .19)	($ .07)	($ .12)	($ .16)	($ .55)

	FISCAL 2005
	Q1	Q2	Q3	Q4	YEAR

Net sales	$10,500,066	$10,637,212	$10,879,607	$13,889,699	$45,906,584

Gross profit	4,410,740	4,446,658	4,549,150	5,630,800	19,037,348

Operating expenses	3,922,471	4,372,927	4,679,134	5,503,475	18,478,007

Income (loss) from operations	488,269	73,731	(129,984)	127,325	559,341

Other income	203,339	150,554	195,111	133,229	682,233

Minority interest in net income (loss) of consolidated subsidiaries	15,439	11,807	29,083	(43,199)	13,130

Income tax provision (benefit)	259,902	34,142	32,683	(33,988)	292,739

Net income	$416,267	$178,336	$3,361	$337,741	$935,705

Net income per share-Basic	$.06	$.03	$.00	$.05	$.14

Net income per share -Diluted	$.06	$.03	$.00	$.05	$.13

Schedule II

MISONIX, INC.
Valuation and Qualifying Accounts
Years ended June 30, 2006, 2005 and 2004

Column A Description	Column B Balance at Beginning of period	Column C Additions (Recoveries) Charged (Credited) to cost and expenses	Column D Additions (deductions)- describe		Column E Balance at end of period

Allowance for doubtful accounts: Year ended June 30:

2006	$405,998	$112,633	$(262,322) (A	)	$256,309

2005	$457,016	$25,171	$(76,189) (A	)	$405,998

2004	$644,157	$(112,420)	$(74,721) (A	)	$457,016

Valuation allowance for deferred taxes: Year ended June 30:

2006	$2,792,584	$1,337,743	$(1,058,395) (B	)	$3,071,932

2005	$2,608,293	$184,291	-		$2,792,584

2004	$2,582,225	$77,709	$(51,641) (B	)	$2,608,293

(A)	Reduction in allowance for doubtful accounts due to write-off of accounts receivable balance.
(B)	Reduction in valuation allowance for deferred taxes with respect to the loss on impairment of equity investments and non-cash compensation as the Company expects to realize these tax benefits.