Form 10-Q
period 2006-09-30
MISONIX INC
filed 2006-11-14
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________.

Commission file number:  1-10986

MISONIX, INC.
(Exact name of registrant as specified in its charter)

New York	11-2148932 .
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1938 New Highway, Farmingdale, NY	11735
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at November 10, 2006
Common Stock, $.01 par value	6,900,369

MISONIX, INC.

INDEX

Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and June 30, 2006	3

Consolidated Statements of Operations Three months ended September 30, 2006 and 2005 (Unaudited)	4

Consolidated Statements of Stockholders Equity Three months ended September 30, 2006 and 2005 (Unaudited)

Consolidated Statements of Cash Flows Three months ended September 30, 2006 and 2005 (Unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Part II - OTHER INFORMATION

Item 1A. Risk Factors	17

Item 6. Exhibits	17

Signatures	18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MISONIX, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(unaudited)	(Derived from audited Financial Statements)
Assets
Current assets:
Cash	$1,936,652	$675,400
Accounts receivable, less allowance for doubtful accounts of $295,803 and $256,309, respectively	6,738,414	6,530,598
Inventories, net	11,315,340	11,307,226
Income tax receivable	831,289	786,654
Deferred income taxes	1,419,949	1,419,949
Prepaid expenses and other current assets	914,874	1,070,903
Total current assets	23,156,518	21,790,730

Property, plant and equipment, net	6,458,392	6,495,854
Deferred income taxes	1,298,122	1,039,824
Goodwill	4,673,713	4,673,713
Other assets	498,458	512,444
Total assets	$36,085,203	$34,512,565

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities and note payable	$3,492,628	$1,572,042
Accounts payable	4,533,164	4,784,102
Accrued expenses and other current liabilities	3,214,007	2,963,762
Foreign income taxes payable	61,730	—
Current maturities of long-term debt and capital lease obligations	354,946	367,823
Total current liabilities	11,656,475	9,687,729

Long-term debt and capital lease obligations	1,123,972	1,145,279
Deferred lease liability	373,762	378,031
Deferred income taxes	282,455	282,455
Deferred income	376,575	422,634
Total liabilities	13,813,239	11,916,128

Commitments and contingencies

Minority interest	373,997	341,631

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 6,978,169 issued and 6,900,369 outstanding	69,782	69,782
Additional paid-in capital	24,598,621	24,548,536
Accumulated deficit	(2,700,687)	(2,158,271)
Accumulated other comprehensive income	342,675	207,183
Treasury stock, 77,800 shares	(412,424)	(412,424)
Total stockholders’ equity	21,897,967	22,254,806

Total liabilities and stockholders’ equity	$36,085,203	$34,512,565

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,
	2006	2005
Net sales	$9,642,878	$9,111,572
Cost of goods sold	5,711,012	5,675,041
Gross profit	3,931,866	3,436,531

Operating expenses:
Selling expenses	1,597,239	1,561,634
General and administrative expenses	2,404,283	2,734,862
Research and development expenses	820,217	916,740
Total operating expenses	4,821,739	5,213,236
Loss from operations	(889,873)	(1,776,705)

Other income (expense):
Interest income	21,810	24,109
Interest expense	(66,662)	(55,334)
Royalty income and license fees net of royalty expense of $5,847 and $0, respectively	180,855	215,698
Other	(2,345)	(9,614)
Total other income	133,658	174,859

Loss before minority interest and income taxes	(756,215)	(1,601,846)

Minority interest in net income of consolidated subsidiaries	31,339	16,339

Loss before income taxes	(787,554)	(1,618,185)

Income tax benefit	(245,138)	(312,822)

Net loss	($542,416)	($1,305,363)

Net loss per share - Basic	($ .08)	($ .19)

Net loss per share - Diluted	($ .08)	($ .19)

Weighted average common shares outstanding - Basic	6,900,369	6,832,622

Weighted average common shares outstanding - Diluted	6,900,369	6,832,622

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	For the three months ended September 30, 2006
	Common Stock
	$.01 Par Value		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, June 30, 2006	6,978,169	$69,782	(77,800)	$(412,424)	$24,548,536	$(2,158,271)	$207,183	$22,254,806
Net loss						(542,416)		(542,416)
Foreign currency translation adjustment							135,492	135,492
Comprehensive loss								(406,924)

Stock-based compensation					50,085			50,085
Balance, September 30, 2006	6,978,169	$69,782	(77,800)	$(412,424)	$24,598,621	$(2,700,687)	$342,675	$21,897,967

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2006	2005
Operating activities
Net loss	($542,416)	($1,305,363)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization and other non cash items	427,483	421,017
Bad debt expense	35,625	65,358
Deferred income tax benefit	(270,881)	(119,095)
Loss on disposal of equipment	—	39,356
Minority interest in net income of subsidiaries	31,339	16,339
Stock-based compensation	50,085	273,963
Deferred income	(4,269)	(7,050)
Deferred leasehold costs	(46,059)	—
Foreign currency exchange loss	—	6,131
Changes in operating assets and liabilities:
Accounts receivable	(163,495)	3,672,733
Inventories	36,945	(1,038,889)
Income tax receivable	(9,700)	(232,263)
Prepaid expenses and other current assets	163,751	301,948
Accounts payable and accrued expenses	(82,309)	(988,081)
Foreign income tax payable	25,744	—
Other assets	—	(10,323)
Net cash (used in) provided by operating activities	(348,157)	1,095,781

Investing activities
Acquisition of property, plant and equipment	(160,067)	(240,028)
Net cash used in investing activities	(160,067)	(240,028)

Financing activities
Proceeds from short-term borrowings	2,021,681	—
Payments of short-term borrowings	(142,397)	(480,656)
Principal payments on capital lease obligations	(94,979)	(102,298)
Proceeds from exercise of stock options	—	137,962
Payments of long-term debt	(16,192)	(14,336)
Net cash provided by (used in) financing activities	1,768,113	(459,328)

Effect of exchange rate changes on cash	1,363	(256)
Net increase in cash	1,261,252	396,169
Cash at beginning of period	675,400	2,484,534
Cash at end of period	$1,936,652	$2,880,703

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$66,662	$55,334
Income taxes	$9,700	$19,726

Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$29,985	$142,801

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or any interim period therein.

The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

2. Net Loss Per Share

Basic loss per common share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if options to purchase common stock were exercised. For the September 2006 and 2005 quarters, dilutive weighted average common shares outstanding of 62,552 and 340,460, respectively, were excluded from the diluted loss per share calculation, since the effect of including these options would have been anti-dilutive.

3. Comprehensive Loss

Total comprehensive loss was $406,924 and $1,354,078 for the three months ended September 30, 2006 and 2005, respectively. The components of comprehensive loss are net loss and foreign currency translation adjustments.

4. Stock-Based Compensation

The Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R effective July 1, 2005 ("SFAS 123R”). Compensation cost recognized in the three-month periods ended September 30, 2006 and 2005 include compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the three month periods ended September 30, 2006 and 2005, the Company granted options to purchase 0 and 69,000 shares of the Company’s common stock, respectively.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

As a result of adopting SFAS No. 123R, the Company recorded stock-based compensation expense for the three month period ended September 30, 2006 and 2005 of approximately $50,000 and $274,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of September 30, 2006, there was $217,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.2 years.

The total cash received from the exercise of stock options was $0 and $138,000 for the three month periods ended September 30, 2006 and 2005, respectively, and are classified as financing cash flows. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

There were no options granted during the three months ended September 30, 2006. The fair values of the options granted during the three month period ended September 30, 2005 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

September 30, 2005
Risk-free interest rate	4.22%
Expected life	5 years
Expected volatility	53.5%
Expected dividend yield	0%
Weighted-average fair value of options granted	$3.85

The expected life was based on historical exercises and terminations. The expected volatility for the periods with the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

Changes in outstanding options during the three months ended September 30, 2006 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,837,973	$5.72	5.7
Granted	—	—
Exercised	—	—
Forfeited	5,067	$7.41
Expired	7,500	$4.00
Outstanding at September 30, 2006	1,825,406	$5.72	5.6	$391,870
Options vested and exercisable at September 30, 2006	1,750,140	$5.66	4.6	$391,870
Options available for grant at September 30, 2006	777,013

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

5. Inventories

Inventories are summarized as follows:

	September 30, 2006	June 30, 2006
Raw material	$5,381,439	$5,702,171
Work-in-process	2,481,943	2,250,826
Finished goods	5,413,382	5,456,684
	13,276,764	13,409,681
Less valuation reserve	1,961,424	2,102,455
	$11,315,340	$11,307,226

6. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30, 2006	June 30, 2006
Customer deposits and current deferred contracts	$937,160	$870,760
Accrued payroll and vacation	624,612	549,933
Accrued VAT and sales tax	176,788	94,813
Accrued commissions and bonuses	525,230	446,165
Accrued professional and legal fees	200,222	208,650
Litigation expense	419,000	419,000
Other	330,995	374,441
	$3,214,007	$2,963,762

7. Revolving Credit Facilities

Labcaire Systems Limited ("Labcaire") has a debt purchase agreement with Lloyds TSB Commercial Finance ("Lloyds"). The amount of this facility bears interest at Lloyds' base rate (4.5% and 5.25% at September 30, 2006 and September 30, 2005, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expired September 30, 2006 and was extended until March 2007. The agreement covers all United Kingdom and European sales. At September 30, 2006, the balance outstanding under this credit facility was $919,533 and Labcaire is not in violation of financial covenants.

Labcaire has an overdraft facility with Lloyds. The amount of this facility bears interest at the bank base rate of 4.5% at September 30, 2006 plus 3%. The agreement expired September 30, 2006 and is currently being extended month to month while the Company and Lloyds are working on a longer extension. At September 30, 2006, the balance outstanding under this overdraft facility was $476,785 and Labcaire is not in violation of financial covenants.

The Company has a revolving credit facility with the Bank of America. The revolving credit facility has a variable interest rate based on prime plus 2%. The facility has been reduced from $6 million to $2 million. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. The Company has $0 available on its line of credit. The Company was not in compliance with loan covenants at September 30, 2006 and received a waiver from Bank of America for such non-compliance.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

8. Commitments and Contingencies

A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora Medical Systems, Inc. ("Sonora") in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. The case involved royalties claimed on recoating of transesophogeal probes, which is a process performed by Sonora. Approximately 80% of the judgment was based on the jury estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

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

9. Business Segments

The Company operates in two business segments which are organized by product types: medical device products and laboratory and scientific products. Medical device products include the Auto Sonix ultrasonic cutting and coagulatory system, the Sonoblate 500® (used to treat prostate cancer), refurbishing of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). Laboratory and scientific products include the Sonicator Ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Isis and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. General and administrative expenses at the Company’s Sonora, Labcaire, UKHIFU and Misonix Ltd. subsidiaries are included in corporate and unallocated amounts in the tables below. The Company does not allocate assets by segment. Summarized financial information for each of the segments is as follows:

For the three months ended September 30, 2006:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$4,830,455	$4,812,423	$—	$9,642,878
Cost of goods sold	2,976,088	2,734,924	—	5,711,012
Gross profit	1,854,367	2,077,499	—	3,931,866
Selling expenses	1,071,422	525,817	—	1,597,239
Research and development expenses	523,684	296,533	—	820,217
General and administrative	—	—	2,404,283	2,404,283
Total operating expenses	1,595,106	822,350	2,404,283	4,821,739
Income (loss) from operations	$259,261	$1,255,149	($2,404,283)	($889,873)

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

For the three months ended September 30, 2005:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$4,974,336	$4,137,236	$—	$9,111,572
Cost of goods sold	3,094,197	2,580,844	—	5,675,041
Gross profit	1,880,139	1,556,392	—	3,436,531
Selling expenses	907,044	654,590	—	1,561,634
Research and development expenses	591,791	324,949	—	916,740
General and administrative	—	—	2,734,862	2,734,862
Total operating expenses	1,498,835	979,539	2,734,862	5,213,236
Income (loss) from operations	$381,304	$576,853	($2,734,862)	($1,776,705)

The Company’s sales are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended September 30:

	2006	2005
United States	$6,009,501	$6,161,760
United Kingdom	2,721,335	1,894,900
Europe	373,953	472,267
Asia	307,510	322,816
Canada and Mexico	65,563	132,016
Middle East	45,568	30,893
Other	119,448	96,920
	$9,642,878	$9,111,572

10. Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FAST Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of its 2008 fiscal year, which will begin July 1, 2007. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact of such requirements on the Company’s consolidated financial position and results of operations.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

In September 2006, the Securities and Exchange Commission , (the "SEC") staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB 108"). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effect of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the iron curtain method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 2, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending June 30, 2007. The Company does not expect the provisions of SAB 108 to have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable outputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial position on results of operations.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended September 30, 2006 and 2005.

Net sales: Net sales increased $531,306 to $9,642,878 for the three months ended September 30, 2006 from $9,111,572 for the three months ended September 30, 2005. The increase in net sales is due to a 16% increase in sales of laboratory and scientific products of $675,187 to $4,812,423 for the three months ended September 30, 2006 compared to $4,137,236 for the three months ended September 30, 2005. The increase in sales of laboratory and scientific products was substantially due to a 25% increase or $529,000 due to an increase in sales of endoscopic reprocessing units. The increase in laboratory and scientific product sales was partially offset by a decrease in medical device products sales of $143,881 to $4,830,455 for the three months ended September 2006 from $4,974,336 for the three months ended September 30, 2005. The decrease in medical device product revenues was principally attributable to a $366,000 (12%) decrease in diagnostic medical device products, which was partially offset by increased fee revenue from the Sonoblate 500 in the United Kingdom for the treatment of prostate cancer. The Company’s revenues are generated from various geographic regions. Sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During the three months ended September 30, 2006 and 2005, the Company had foreign net sales of $3,633,377 and $2,949,812, respectively, representing 37.7% and 32.4% of net sales, respectively. The increase in foreign sales during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is substantially due to increased Sonablate 500 prostate cancer device and fees per use of revenues and increased Labcaire sales.

Gross profit: Gross profit increased to 40.8% as a percentage of sales for the three months ended September 30, 2006 from 37.7% for the three months ended September 30, 2005. Gross profit for medical device products increased to 38.4% of sales in the three months ended September 30, 2006 from 37.8% of sales in the three months ended September 30, 2005. The increase in gross profit for medical device products was impacted by fee per use revenues from the Sonoblate 500 prostrate cancer device and a favorable mix of high and low margin product deliveries. Gross profit for laboratory and scientific products increased to 43.2% for the three months ended September 30, 2006 from 37.6% for the three months ended September 30, 2005. The increase in gross profit for laboratory and scientific products was due to an increase in gross profit margin at Labcaire, which was attributable to higher margin Guardian endoscopic units and service revenues and increased margins for wet scrubbers due to production efficiencies on orders shipped during the first fiscal quarter 2007. The Company manufactures and sells both medical device and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $35,605 to $1,597,239 for the three months ended September 30, 2006 from $1,561,634 for the three months ended September 30, 2005. Medical device products selling expenses increased $164,378, predominantly due to increased expenses related to sales of diagnostic medical device products and increased clinical trial expense related to therapeutic medical device products. Laboratory and scientific products selling expenses decreased $128,773, predominantly due to a decrease in marketing expenses and employees for the Company’s fume enclosure, Labcaire, Ultrasonic and wet scrubber products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General and administrative expenses: General and administrative expenses decreased $330,579 from $2,734,862 in the three months ended September 30, 2005 to $2,404,283 in the three months ended September 30, 2006. General and administrative expenses decreased for the three months ended September 30, 2006 predominately due to lower compensation costs for all FAS123R stock-based compensation in the amount of $224,000 and legal fees in the amount of $50,000.

Research and development expenses: Research and development expenses decreased $96,523 from$916,740 for the three months ended September 30, 2005 to $820,217 for the three months ended September 30, 2006. Laboratory and scientific products research and development expenses decreased approximately $28,000 due to the completion of new product designs at Labcaire in fiscal 2006. Research and development expenses for medical device products decreased $68,000. Therapeutic medical device products research and development expenses decreased approximately $117,000, primarily due to decreased research efforts for the Company’s Osteotome product. Research and development expenses for diagnostic medical device products increased approximately $24,000 due to developing new products which are expected to be introduced during the current fiscal year.

Other income (expense): Other income for the three months ended September 30, 2006 was $133,658 as compared to $174,859 for the three months ended September 30, 2005. The decrease of $41,201 was primarily due to decreased royalty income of $29,000.

Income taxes: The effective tax rate was 31.1% for the three months ended September 30, 2006, as compared to an effective tax rate of 19.3% for the three months ended September 30, 2005. The effective tax rate for the September 2006 quarter was favorably impacted by approximately $25,000 related to the reversal of a deferred tax liability by the Company’s Labcaire subsidiary. The September 2005 effective income tax rate of 19.3% is lower than the statutory rate due to not recording a tax benefit for the loss incurred by Labcaire.

Critical Accounting Policies:

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves and goodwill. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes in the Company’s critical accounting policies and estimates from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Working capital at September 30, 2006 and June 30, 2006 was $11,743,000 and $12,103,000, respectively. For the three months ended September 30, 2006, cash used in operations totaled $348,157. For the three months ended September 30, 2006, cash used in investing activities was $160,067, which primarily consisted of the purchase of property, plant and equipment during the regular course of business. For the three months ended September 30, 2006, cash provided by financial activities was $1,768,113, primarily consisting of short-term borrowings of $2,022,000, partially offset by principal payments on capital lease obligations and short-term borrowings.

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds. The amount of this facility bears interest at Lloyds' base rate (4.5% and 5.25% at September 30, 2006 and September 30, 2005, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expired September 30, 2006 and was extended until March 2007. The agreement covers all United Kingdom and European sales. At September 30, 2006, the balance outstanding under this credit facility was $919,533 and Labcaire is not in violation of financial covenants.

Labcaire has an overdraft facility with Lloyds. The amount of this facility bears interest at Lloyds' base rate of 4.5% at September 30, 2006 plus 3%. The agreement expired September 30, 2006 and is currently being extended month to month while the Company and Lloyds are working on a longer extension. At September 30, 2006, the balance outstanding under this overdraft facility was $476,785 and Labcaire is not in violation of financial covenants.

The Company has a revolving credit facility with the Bank of America. The revolving credit facility has a variable interest rate based on prime plus 2%. The facility has been reduced from $6 million to $2 million. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. The Company has $0 available on its line of credit. The Company was not in compliance with loan covenants at September 30, 2006 and received a waiver from Bank of America for such non-compliance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire.

Foreign Exchange Rates:

Approximately 28% of the Company’s revenues in the period ended September 30, 2006 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.87 and 1.79 for the three months ended September 30, 2006 and 2005, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements we make were set forth in the “Item 1A - Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes from the risk factors disclosed in that Form 10-K.

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

Date:November 14, 2006

MISONIX, INC. (Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr. President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba Senior Vice President, Chief Financial Officer, Treasurer and Secretary