Form 10-Q
period 2006-12-31
MISONIX INC
filed 2007-02-13
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at February 5, 2007
Common Stock, $.01 par value	6,920,369

MISONIX, INC.

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of
	December 31, 2006 (Unaudited) and June 30, 2006	3

	Consolidated Statements of Operations
	Six months ended December 31, 2006
	and 2005 (Unaudited)	4

	Consolidated Statements of Operations
	Three months ended December 31, 2006
	and 2005 (Unaudited)	5

	Consolidated Statement of Stockholders’ Equity
	Six months ended December 31, 2006 (Unaudited)	6

	Consolidated Statements of Cash Flows
	Six months ended December 31, 2006
	and 2005 (Unaudited)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II -	OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	24

Signatures		25

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MISONIX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
Assets	(unaudited)	(Derived from audited Financial Statements)
Current assets:
Cash	$1,238,021	$675,400
Accounts receivable, less allowance for doubtful accounts of $282,051 and $256,309, respectively	7,809,065	6,530,598
Inventories, net	11,386,002	11,307,226
Income tax receivable	784,993	786,654
Deferred income taxes	1,700,129	1,419,949
Prepaid expenses and other current assets	822,246	1,070,903
Total current assets	23,740,456	21,790,730

Property, plant and equipment, net	6,187,035	6,495,854
Deferred income taxes	1,229,811	1,039,824
Goodwill	4,710,446	4,673,713
Other assets	1,181,137	512,444
Total assets	$37,048,885	$34,512,565

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities and note payable	4,521,709	1,572,042
Accounts payable	4,256,326	4,784,102
Accrued expenses and other current liabilities	3,116,544	2,963,762
Foreign income taxes payable	122,493	—
Current maturities of long-term debt and capital lease obligations	351,432	367,823
Total current liabilities	12,368,504	9,687,729

Long-term debt and capital lease obligations	1,119,406	1,145,279
Deferred lease liability	389,892	378,031
Deferred income taxes	225,471	282,455
Deferred income	389,998	422,634
Total liabilities	14,493,271	11,916,128

Commitments and contingencies

Minority interest	371,060	341,631

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 6,998,169 and 6,978,169 issued, and 6,920,369 and 6,900,369 outstanding, respectively	69,982	69,782
Additional paid-in capital	24,709,906	24,548,536
Accumulated deficit	(2,677,133)	(2,158,271)
Accumulated other comprehensive income	494,223	207,183
Treasury stock, 77,800 shares	(412,424)	(412,424)
Total stockholders’ equity	22,184,554	22,254,806

Total liabilities and stockholders’ equity	$37,048,885	$34,512,565

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended December 31,
	2006	2005

Net sales	$20,281,964	$19,379,958
Cost of goods sold	11,563,343	12,079,906
Gross profit	8,718,621	7,300,052

Operating expenses:
Selling expenses	3,521,356	3,248,471
General and administrative expenses	4,707,431	5,025,542
Research and development expenses	1,648,385	1,763,736
Total operating expenses	9,877,172	10,037,749
Loss from operations	(1,158,551)	(2,737,697)

Other income (expense):
Interest income	42,114	48,115
Interest expense	(226,493)	(114,610)
Royalty income and license fees net of royalty expense of $11,351 and $37,399, respectively	447,124	394,067
Other	12,330	(13,381)
Total other income	275,075	314,191

Loss before minority interest and income taxes	(883,476)	(2,423,506)

Minority interest in net income of consolidated subsidiaries	25,499	19,124

Loss before income taxes	(908,975)	(2,442,630)

Income tax benefit	(390,113)	(630,162)

Net loss	($518,862)	($1,812,468)

Net loss per share - Basic	($.08)	($ .26)

Net loss per share - Diluted	($.08)	($ .26)

Weighted average common shares outstanding - Basic	6,903,165	6,844,802

Weighted average common shares outstanding - Diluted	6,903,165	6,844,802

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31,
	2006	2005

Net sales	$10,639,086	$10,268,386
Cost of goods sold	5,852,331	6,404,865
Gross profit	4,786,755	3,863,521

Operating expenses:
Selling expenses	1,924,117	1,686,837
General and administrative expenses	2,303,148	2,290,680
Research and development expenses	828,168	846,996
Total operating expenses	5,055,433	4,824,513
Loss from operations	(268,678)	(960,992)

Other income (expense):
Interest income	20,304	24,006
Interest expense	(159,831)	(59,276)
Royalty income and license fees net of royalty expense of $5,504 and $37,399, respectively	266,269	178,369
Other	14,675	(3,767)
Total other income	141,417	139,332

Loss before minority interest and income taxes	(127,261)	(821,660)

Minority interest in net (loss) income of consolidated subsidiaries	(5,840)	2,785

Loss before income taxes	(121,421)	(824,445)

Income tax benefit	(144,975)	(317,340)

Net income (loss)	$23,554	($507,105)

Net income (loss) per share - Basic	$—	($.07)

Net income (loss) per share - Diluted	$—	($.07)

Weighted average common shares outstanding - Basic	6,905,960	6,856,981

Weighted average common shares outstanding - Diluted	6,962,811	6,856,981

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock, $.01 Par Value		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, June 30, 2006	6,978,169	$69,782	(77,800)	($412,424)	$24,548,536	($2,158,271)	$207,183	$22,254,806
Net Loss						(518,862)		(518,862)
Foreign currency translation adjustment							287,040	287,040
Comprehensive loss								(231,822)
Exercise of employee stock options	20,000	200			61,200			61,400
Stock-based compensation					100,170			100,170
Balance, December 31, 2006	6,998,169	$69,982	(77,800)	($412,424)	$24,709,906	($2,677,133)	$494,223	$22,184,554

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2006	2005
Operating activities	($518,862)	($1,812,468)
Net loss
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization and other non cash items	1,002,464	732,282
Bad debt expense	69,477	157,068
Deferred income tax benefit	(521,568)	(159,401)
Loss on disposal of equipment	82,427	67,538
Minority interest in net income of subsidiaries	25,499	19,124
Stock-based compensation	100,170	373,746
Deferred income	(32,636)	(52,082)
Deferred leasehold costs	11,861	—
Other	—	6,131
Changes in operating assets and liabilities:
Accounts receivable	(1,107,145)	3,986,484
Inventories	34,472	(1,753,034)
Income tax receivable	36,596	(529,297)
Prepaid expenses and other current assets	332,230	577,576
Other assets	(758,003)	(35,342)
Accounts payable and accrued expenses	(724,061)	(1,003,612)
Foreign income taxes payable	82,050	—
Net cash (used in) provided by operating activities	(1,885,029)	574,713

Investing activities
Acquisition of property, plant and equipment	(217,208)	(477,623)
Net cash used in investing activities	(217,208)	(477,623)

Financing activities
Proceeds from short-term borrowings	5,070,569	674,631
Payments of short-term borrowings	(2,238,708)	(475,704)
Principal payments on capital lease obligations	(185,412)	(198,708)
Proceeds from exercise of stock options	61,400	166,145
Payments of long-term debt	(27,626)	(28,976)
Net cash provided by financing activities	2,680,223	137,388

Effect of exchange rate changes on cash	(15,365)	(577)
Net increase in cash	562,621	233,901
Cash at beginning of period	675,400	2,484,534
Cash at end of period	$1,238,021	$2,718,435

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$211,458	$114,610
Income taxes	$13,900	$39,726

Supplemental disclosure of non cash investing and financing activities:
Capital lease additions	$57,062	$213,751

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or any interim period therein.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

2. Net Income (loss) Per Share

Basic loss per share excludes any dilution. It is based on the weighted average number of shares outstanding during the period. Dilutive income per share reflects the potential dilution that would occur if options to purchase common stock were exercised. For the six month period ended December 2006 and the six and three month periods ended December 31, 2005, dilutive weighted average common shares outstanding of 69,552, 238,644 and 136,828, respectively, were excluded from the diluted loss per share calculation, since the effect of including these options would be anti-dilutive. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the six months ended December 31,		For the three months ended December 31,
	2006	2005	2006	2005
Weighted average common shares outstanding	6,903,165	6,844,802	6,905,960	6,856,981
Dilutive effect of stock options	—	—	56,851	—
	6,903,165	6,844,802	6,962,811	6,856,981

3. Comprehensive (Loss) Income

Total comprehensive (loss) income was ($231,822) and $175,102 for the six and three months ended December 31, 2006 and ($1,900,797) and ($546,719) for the six and three months ended December 31, 2005, respectively. The components of comprehensive (loss) income are net (loss) income and foreign currency translation adjustments.

4. Stock-Based Compensation

The Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) effective July 1, 2005. Compensation cost recognized in the six and three month periods ended December 31, 2006 and 2005 include compensation cost for all stock-based compensation granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the six month periods ended December 31, 2006 and 2005, the Company granted options to purchase 52,400 and 69,000 shares of the Company’s common stock, respectively.

As a result of adopting SFAS No. 123R, the Company recorded stock-based compensation expense for the six month periods ended December 31, 2006 and 2005 of approximately $100,000 and $374,000, respectively. Stock-based compensation for the three month periods ended December 31, 2006 and 2005 was $50,000 and $287,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of December 31, 2006, there was $249,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.5 years.

The total cash received from the exercise of stock options was $61,400 and $166,145 for the six month periods ended December 31, 2006 and 2005, respectively, and are classified as financing cash flows. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The fair values of the options granted during the six month periods ended December 31, 2006 and 2005 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	December 31,
	2006	2005
Risk-free interest rate	4.78%	4.22%
Expected life	6 years	5 years
Expected volatility	55.2%	53.5%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$1.97	$3.85

The expected life was based on historical exercises and terminations. The expected volatility for the periods with the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

Changes in outstanding options during the six months ended December 31, 2006 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,837,973	$5.72	5.7
Granted	52,400	3.45
Exercised	(20,000)	3.07
Forfeited	(5,261)	7.35
Expired	(7,500)	4.00
Outstanding at December 31, 2006	1,857,612	$5.69	5.8	$315,778
Options vested and exercisable at December 31, 2006	1,730,456	$5.69	5.0	$291,150
Options available for grant at December 31, 2006	724,807

5.  Inventories

Inventories are summarized as follows:

	December 31, 2006	June 30, 2006
Raw material	$5,430,554	$5,702,171
Work-in-process	2,764,483	2,250,826
Finished goods	5,380,983	5,456,684
	13,576,020	13,409,681
Less valuation reserve	2,190,018	2,102,455
	$11,386,002	$11,307,226

6. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31, 2006	June 30, 2006
Customer deposits and current deferred contracts	$769,565	$870,760
Accrued payroll and vacation	571,120	549,933
Accrued VAT and sales tax	209,778	94,813
Accrued commissions and bonuses	560,565	446,165
Accrued professional and legal fees	65,696	208,650
Litigation expense	419,000	419,000
Other	520,820	374,441
	$3,116,544	$2,963,762

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

7.  Revolving Credit Facilities

On December 29, 2006, the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) and Hearing Innovations Incorporated (collectively referred to as the “Borrowers”) and Wells Fargo Bank, entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, deposit accounts, property, plant and equipment, general intangibles, intellectual property, inventory, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.

The Credit Agreements contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss (as defined in the Credit Agreements) of more than (a) $700,000 for the fiscal quarter ended December 31, 2006, (b) $340,000 for the fiscal quarter ending March 31, 2007 and (c) $150,000 for the fiscal quarter ending June 30, 2007; and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At December 31, 2006, the balance outstanding under the Credit Agreements is $2,685,000 and the Company is not in violation of financial covenants.

Approximately $2,006,000 of the proceeds from the Credit Agreements was used to pay off the Company’s outstanding revolving credit facility with the Bank of America and $629,000 was deposited with Bank of America to collateralize the Company’s obligation with respect to an outstanding letter of credit. As of December 31, 2006, the Company no longer has a credit facility with the Bank of America.

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility bears interest at the bank’s base rate (4.5% and 5.25% at December 31, 2006 and December 31, 2005, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expired September 30, 2006 and was extended until March 2007. The agreement covers all United Kingdom and European sales. At December 31, 2006, the balance outstanding under this credit facility was $1,221,000 and Labcaire is not in violation of financial covenants.

Labcaire has an overdraft facility with Lloyds. The amount of this facility bears interest at Lloyds’ base rate of 4.5% at December 31, 2006 plus 3%. The agreement expired September 30, 2006 and is currently being extended on a month to month basis while the Company and Lloyds are working on a longer extension. At December 31, 2006, the balance outstanding under this overdraft facility was $615,000 and Labcaire is not in violation of financial covenants.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

8. Commitments and Contingencies

A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. The case involved royalties claimed on recoating of transesophogeal probes, which is a process performed by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

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

For the six months ended December 31, 2006:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$11,051,464	$9,230,500	$—	$20,281,964
Cost of goods sold	6,180,576	5,382,767	—	11,563,343
Gross profit	4,870,888	3,847,733	—	8,718,621
Selling expenses	2,343,822	1,177,534	—	3,521,356
Research and development expenses	1,049,026	599,359	—	1,648,385
General and administrative	—	—	4,707,431	4,707,431
Total operating expenses	3,392,848	1,776,893	4,707,431	9,877,172
Income (loss) from operations	$1,478,040	$2,070,840	($4,707,431)	($1,158,551)

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

For the three months ended December 31, 2006:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,221,009	$4,418,077	$—	$10,639,086
Cost of goods sold	3,204,488	2,647,843	—	5,852,331
Gross profit	3,016,521	1,770,234	—	4,786,755
Selling expenses	1,272,400	651,717	—	1,924,117
Research and development expenses	525,342	302,826	—	828,168
General and administrative	—	—	2,303,148	2,303,148
Total operating expenses	1,797,742	954,543	2,303,148	5,055,433
Income (loss) from operations	$1,218,779	$815,691	($2,303,148)	($268,678)

For the six months ended December 31, 2005:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$10,444,816	$8,935,142	$—	$19,379,958
Cost of goods sold	6,111,109	5,968,797	—	12,079,906
Gross profit	4,333,707	2,966,345	—	7,300,052
Selling expenses	1,890,609	1,357,862	—	3,248,471
Research and development expenses	1,098,998	664,738	—	1,763,736
General and administrative	—	—	5,025,542	5,025,542
Total operating expenses	2,989,607	2,022,600	5,025,542	10,037,749
Income (loss) from operations	$1,344,100	$943,745	($5,025,542)	($2,737,697)

For the three months ended December 31, 2005:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$5,470,480	$4,797,906	$—	$10,268,386
Cost of goods sold	3,016,912	3,387,953	—	6,404,865
Gross profit	2,453,568	1,409,953	—	3,863,521
Selling expenses	983,565	703,272	—	1,686,837
Research and development expenses	507,207	339,789	—	846,996
General and administrative	—	—	2,290,680	2,290,680
Total operating expenses	1,490,772	1,043,061	2,290,680	4,824,513
Income (loss) from operations	$962,796	$366,892	($2,290,680)	($960,992)

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

The Company’s sales are generated from various geographic regions. The following is an analysis of net sales for the six months and three months ended December 31, 2006 and 2005:

	Six Months		Three Months
	2006	2005	2006	2005
United States	$11,924,858	$12,650,811	$5,915,357	$6,489,051
United Kingdom	5,440,671	4,303,706	2,719,336	2,408,806
Europe	1,692,694	1,139,940	1,318,741	667,673
Asia	753,335	598,391	445,825	275,575
Canada and Mexico	182,133	235,765	116,570	103,749
Middle East	56,237	130,555	10,669	99,662
Other	232,036	320,790	112,588	223,870
	$20,281,964	$19,379,958	$10,639,086	$10,268,386

10. Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of its 2008 fiscal year, which will begin July 1, 2007. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact of such requirements on the Company’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

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

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial position and results of operations.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended December 31, 2006 and 2005.

Net sales: Net sales increased $902,006 to $20,281,964 for the six months ended December 31, 2006 from $19,379,958 for the six months ended December 31, 2005. The difference in net sales was due to an increase in sales of medical device products of $606,648 to $11,051,464 for the six months ended December 31, 2006 from $10,444,816 for the six months ended December 31, 2005. The increase in medical device products revenues was attributable to a 20% increase in therapeutic medical device products revenues to $5,439,575, partially offset by a 5% decrease in diagnostic medical device products revenues to $5,611,889. The increase in therapeutic medical device products revenues was primarily due to the increase in unit sales and fee per use revenues from the Sonoblate 500® which is used to treat prostate cancer as well as other prostate afflictions. The decrease in diagnostic medical device product revenues was not attributable to any one specific product or customer but across multiple products and customers. This difference in net sales is also due to an increase in sales of laboratory and scientific products of $295,358 to $9,230,500 for the six months ended December 31, 2006 from $8,935,142 for the six months ended December 31, 2005. The increase in sales of laboratory and scientific products was a result of increased ultrasonic laboratory products sales of $74,993, increased ductless fume enclosure and related product sales of $57,203 and increased Labcaire Systems Limited (“Labcaire”) sales of $543,735, primarily sales of Guardian product service partially offset by reduced sales of wet scrubber products of $380,573. The decrease in sales of wet scrubber products is due to the Company being extremely selective in the opportunities it pursues.

Gross profit: Gross profit increased to 43.0% as a percentage of sales for the six months ended December 31, 2006 from 37.7% for the six months ended December 31, 2005. Gross profit for medical device products increased to 44.1% of sales in the six months ended December 31, 2006 from 41.5% of sales in the six months ended December 31, 2005. The increase in gross profit for medical device products was primarily due to increased volume from Sonoblate 500 unit sales and fee per use revenue which carry higher margins than other medical device products. Gross profit for laboratory and scientific products increased to 41.7% for the six months ended December 31, 2006 from 33.2% for the six months ended December 31, 2005. The increase in gross profit for laboratory and scientific products was due to an increase in gross profit margin at Labcaire, which was attributable to increased service revenues on Guardian endoscopic units and increased margins for wet scrubbers due to higher margin product shipments. The Company manufactures and sells both medical device and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses: Selling expenses increased $272,885 to $3,521,356 for the six months ended December 31, 2006 from $3,248,471 for the six months ended December 31, 2005. Medical device products selling expenses increased $453,213, predominantly due to increased expenses related to sales of therapeutic medical device products, and clinical trial expenses primarily related to the Sonoblate 500 which is used to treat prostate cancer. Laboratory and scientific products selling expenses decreased $180,328, predominantly due to a decrease in marketing expenses and employees for the Company’s fume enclosure, Ultrasonic and wet scrubber products.

General and administrative expenses: General and administrative expenses decreased $318,111 from $5,025,542 in the six months ended December 31, 2005 to $4,707,431 in the six months ended December 31, 2006. Effective July 1, 2005 the Company implemented SFAS 123R which requires companies to measure and record expenses related to stock-based compensation. Stock-based compensation decreased $274,000 from $374,000 in the December 2005 period to $100,000 in the December 2006 period. In addition, general and administrative expenses decreased at Labcaire and Sonora due to reduced personnel. The above decreases were partially offset by administrative expenses at UKHIFU which commenced operations April 1, 2006.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Research and development expenses: Research and development expenses decreased $115,351 from $1,763,736 for the six months ended December 31, 2005 to $1,648,385 for the six months ended December 31, 2006. Laboratory and Scientific products research and development expenses decreased $65,379, predominately due to reduced research and development efforts for wet scrubber products. Research and development expenses for medical device products decreased $49,972. Therapeutic medical device products research and development expenses decreased $69,709 due to decreased consulting fees to Focus Surgery, Inc. for the liver/kidney product. Research and development expenses for diagnostic medical device products increased $19,737 relating to the development of new products which are expected to be introduced during the current fiscal year.

Other income (expense): Other income for the six months ended December 31, 2006 was $275,075 as compared to $314,191 for the six months ended December 31, 2005. The decrease of $39,116 was primarily due to increased interest expense of $111,883, which was partially offset by increased royalty and license income of $27,009 and decreased royalty expense of $26,048. The increased interest expense was due principally to short-term borrowings used to fund domestic operations and increased borrowings at Labcaire.

Income taxes: The effective tax rate was 42.9% for the six months ended December 31, 2006, as compared to an effective tax rate of 25.8% for the six months ended December 31, 2005. The effective tax rate for the six months ended December 31, 2006 was favorably impacted by an additional $98,000 of Research and Experimentation Credits provided for by the December 20, 2006 enactment of the Tax Relief and Health Care Act of 2006 (HR6111), which retroactively extends the tax credit for Research and Experimentation Expenditures through December 31, 2007.

Three months ended December 31, 2006 and 2005.

Net sales: Net sales increased $370,700 to $10,639,086 for the three months ended December 31, 2006 compared to $10,268,386 for the three months ended December 31, 2005. This increase in net sales is due to an increase of medical device products revenues of $750,529 to $6,221,009 for the three months ended December 31, 2006 from $5,470,480 for the three months ended December 31, 2005. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $379,829 to $4,418,077 for the three months ended December 21, 2006 from $4,797,906 for the three months ended December 31, 2005. The increase in sales of medical device products is due to a $681,579 increase in sales of therapeutic medical device products and an increase of $68,950 in sales of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily due to increased unit sales and fee per use revenues from the Sonoblate 500 in Europe. The increase in sales of diagnostic medical device products was not attributable to a single customer or distributor or any other specific factor, but an increase in demand for several products. The decrease in sales of laboratory and scientific products is due to a decrease in wet scrubber sales of $463,989 partially offset by an increase in ultrasonic laboratory products sales of $64,415, an increase in ductless fume enclosures and related product sales of $5,357 and an increase in Labcaire sales of $14,388. The decrease in sales of wet scrubbers is due to the Company being extremely selective in the opportunities it pursues.

Gross profit: Gross profit increased to 45.0% of sales for the three months ended December 31, 2006 from 37.6% of sales for the three months ended December 31, 2005. Gross profit for medical device products increased to 48.5% of sales for the three months ended December 31, 2006 from 44.9% for the three months ended December 31, 2005. Gross profit for laboratory and scientific products increased to 40.1% of sales for the three months ended December 31, 2006 from 29.4% of sales for the three months ended December 31, 2005. The increase in gross profit from medical device products was a result of increased units sales and fee per use revenue from the Sonoblate 500 which carry higher margins.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The increase in gross profit from laboratory and scientific products is primarily due to the Company’s selectivity of opportunities pursued in wet scrubber products.

Selling expenses: Selling expenses increased $237,280 to $1,924,117 for the three months ended December 31, 2006 from $1,686,837 for the three months ended December 31, 2005. Medical device products selling expenses increased $288,835, principally due to additional sales and marketing efforts for European distribution of the Sonoblate 500 product used to treat prostate cancer and other prosthetic afflictions. Laboratory and scientific products selling expenses decreased $51,555, predominately due to decreased head count related to wet scrubber product sales.

General and administrative expenses: General and administrative expenses increased $12,468 to $2,303,148 in the three months ended December 31, 2006 from $2,290,680 in the three months ended December 31, 2005. The increase is predominately due to increased expenses at Misonix and UKHIFU which were partially offset by reduced stock-based compensation and decreased personnel expense related to head count reductions at Labcaire and Sonora.

Research and development expenses: Research and development expenses decreased $18,828 to $828,168 for the three months ended December 31, 2006 from $846,996 from the three months ended December 31, 2005. Medical device products research and development expenses increased $18,135, predominately due to increased efforts in research and development for the liver/kidney project. Research and development expenses for laboratory and scientific products decreased $36,963, primarily due to reduced research and development efforts for various product enhancements and new product designs for wet scrubber products.

Other income (expense): Other income for the three months ended December 31, 2006 was $141,417 as compared to $139,332 for the three months ended December 31, 2005. The increase of $2,085 was primarily due to an increase in royalty and license income of $56,005 and a decrease in royalty expense of $31,895 offset by increased interest expense of $100,555. The increase in interest expense is due to an increase in the average outstanding balance of the Labcaire note payable and borrowings against the Company’s line of credit for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Income taxes: The effective tax rate is 119% for the three months ended December 31, 2006, as compared to an effective tax rate of 38.5% for the three months ended December 31, 2005. The effective tax rate was favorably impacted by an additional $98,000 of Research and Experimentation Credits provided for with the December 20, 2006 enactment of the Tax Relief and Health Care Act of 2006 (HR6111), which retroactively extends the tax credit for Research and Experimentation Expenditures through December 31, 2007. The effective income tax rate excluding the Research Experimentation Credit, in the December 2006 quarter, was 38.7%.

Critical Accounting Policies:

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, the Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Liquidity and Capital Resources

Working capital at December 31, 2006 and June 30, 2006 was $11,220,764 and $12,103,001, respectively. The decrease in working capital at December 31, compared to June 30, 2006, was due principally to increases in short-term debt which were partially offset by increased accounts receivable and reduced accounts payable and other accruals.

Accounts receivable increased 19.6% at December 31, 2006 compared to June 30, 2006, primarily as a result of higher sales volumes. The Company borrowed against its revolving credit facilities during the six month period ended December 31, 2006 to pay down accounts payable and to fund operations.

For the six months ended December 31, 2006, cash used in operations totaled $1,885,029. For the six months ended December 31, 2006, cash used in investing activities was $217,208, which primarily consisted of the purchase of property, plant and equipment in the regular course of business. For the six months ended December 31, 2006, cash provided by financing activities was $2,680,223, primarily consisting of short-term borrowings of $5,070,569, partially offset by principal payments on short-term borrowings, capital lease obligations and long-term debt. On December 29, 2006 the Company entered into a Credit Agreement with Wells Fargo Bank (see information below in “Revolving Credit Facilities”). The proceeds from this loan totaled $2,685,000 and approximately $2,006,000 was used to pay off the Company’s outstanding revolving credit facility with the Bank of America and $629,000 was deposited with Bank of America to collateralize the Company’s obligation with respect to an outstanding letter of credit.

The Company believes its financial resources will be sufficient for the foreseeable future to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes.

Revolving Credit Facilities

On December 29, 2006, the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) and Hearing Innovations Incorporated (collectively referred to as the “Borrowers”) and Wells Fargo Bank, entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, deposit accounts, property, plant and equipment, general intangibles, intellectual property, inventory, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Credit Agreements contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss ( as defined in the Credit Agreements) of more than $700,000 for the fiscal quarter ended December 31, 2006, (b) $340,000 for the fiscal quarter ending March 31, 2007 and (c) $150,000 for the fiscal quarter ending June 30, 2007; and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At December 31, 2006, the balance outstanding under the Credit Agreements is $2,685,000 and the Company is not in violation of financial covenants.

Approximately $2,006,000 of the proceeds from the Credit Agreements was used to pay off the Company’s outstanding revolving credit facility with the Bank of America and $629,000 was deposited with Bank of America to collateralize the Company’s obligation with respect to an outstanding letter of credit. As of December 31, 2006 the Company no longer has a credit facility with the Bank of America.

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility bears interest at the bank’s base rate (4.5% and 5.25% at December 31, 2006 and December 31, 2005, respectively) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expired September 30, 2006 and was extended until March 2007. The agreement covers all United Kingdom and European sales. At December 31, 2006, the balance outstanding under this credit facility was $1,221,000 and Labcaire is not in violation of financial covenants.

Labcaire has an overdraft facility with Lloyds. The amount of this facility bears interest at Lloyds’ base rate of 4.5% at December 31, 2006 plus 3%. The agreement expired September 30, 2006 and is currently being extended on a month to month basis while the Company and Lloyds are working on a longer extension. At December 31, 2006, the balance outstanding under this overdraft facility was $615,000 and Labcaire is not in violation of financial covenants.

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

MISONIX, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk:

The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire, Misonix Ltd and UKHIFU.

Foreign Exchange Rates:

Approximately 27% of the Company’s revenues in the six month period ended December 31, 2006 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.90 and 1.77 for the six months ended December 31, 2006 and 2005, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Interest Rate Risk

The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, the terms of its debt obligations and projected borrowing requirements, it does not believe a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended December 31, 2006 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on December 14, 2006, Messrs. Howard Alliger, John W. Gildea, Michael A. McManus, Jr., Dr. Charles Miner III, T. Guy Minetti and Thomas F. O’Neill were elected as Directors for a one-year term. The votes were as follows: Mr. Alliger - votes for 5,666,077; votes withheld 567,913. Mr. Gildea - votes for 5,665,977; votes withheld 568,013. Mr. McManus - votes for 5,513,929; votes withheld 720,061. Dr. Miner - votes for 5,664,977; votes withheld 569,013. Mr. Minetti - votes for 5,667,577; votes withheld 566,413. Mr. O’Neill - votes for 5,667,577; votes withheld 566,413.

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

Date: February 13, 2007

MISONIX, INC. (Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr. President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba Senior Vice President, Chief Financial Officer, Treasurer and Secretary