Form 10-Q
period 2007-03-31
MISONIX INC
filed 2007-05-10
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Class of Common Stock	Outstanding at May 10, 2007
Common Stock, $.01 par value	7,001,369

MISONIX, INC.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of
	March 31, 2007 (Unaudited) and June 30, 2006	3

	Consolidated Statements of Operations
	Nine months ended March 31, 2007
	and 2006 (Unaudited)	4

	Consolidated Statements of Operations
	Three months ended March 31, 2007
	and 2006 (Unaudited)	5

	Consolidated Statement of Stockholders’ Equity
	Nine months ended March 31, 2007 (Unaudited)	6

	Consolidated Statements of Cash Flows
	Nine months ended March 31, 2007
	and 2006 (Unaudited)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II - OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Signatures		25

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MISONIX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
Assets	(Unaudited)	(Derived from audited Financial Statements)
Current assets:
Cash	$866,998	$675,400
Accounts receivable, less allowance for doubtful accounts of $297,068 and $256,309, respectively	8,026,369	6,530,598
Inventories, net	12,202,456	11,307,226
Income tax receivable	—	786,654
Deferred income taxes	1,346,654	1,419,949
Prepaid expenses and other current assets	1,318,341	1,070,903
Total current assets	23,760,818	21,790,730

Property, plant and equipment, net	6,204,878	6,495,854
Deferred income taxes	1,859,431	1,039,824
Goodwill	4,718,689	4,673,713
Other assets	1,222,216	512,444
Total assets	$37,766,032	$34,512,565

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities and note payable	5,034,828	1,572,042
Accounts payable	4,774,760	4,784,102
Accrued expenses and other current liabilities	3,325,190	2,963,762
Foreign income taxes payable	78,635	—
Current maturities of long-term debt and capital lease obligations	341,207	367,823
Total current liabilities	13,554,620	9,687,729

Long-term debt and capital lease obligations	1,104,613	1,145,279
Deferred lease liability	395,822	378,031
Deferred income taxes	282,455	282,455
Deferred income	347,622	422,634
Total liabilities	15,685,132	11,916,128

Commitments and contingencies

Minority interest	330,906	341,631

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; and 7,079,169 and 6,978,169 issued, and 7,001,369 and 6,900,369 outstanding, respectively	70,792	69,782
Additional paid-in capital	24,822,437	24,548,536
Accumulated deficit	(3,206,169)	(2,158,271)
Accumulated other comprehensive income	475,358	207,183
Treasury stock, 77,800 shares	(412,424)	(412,424)
Total stockholders’ equity	21,749,994	22,254,806

Total liabilities and stockholders’ equity	$37,766,032	$34,512,565

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended March 31,
	2007	2006

Net sales	$30,865,888	$29,549,736
Cost of goods sold	17,687,270	18,296,682
Gross profit	13,178,618	11,253,054

Operating expenses:
Selling expenses	5,524,786	5,014,110
General and administrative expenses	7,321,668	7,528,168
Research and development expenses	2,383,903	2,739,043
Total operating expenses	15,230,357	15,281,321
Loss from operations	(2,051,739)	(4,028,267)

Other income (expense):
Interest income	53,225	65,857
Interest expense	(357,075)	(168,629)
Royalty income and license fees net of royalty expense of $16,928 and $75,775, respectively	655,335	571,769
Other	4,857	(10,663)
Total other income	356,342	458,334

Loss before minority interest and income taxes	(1,695,397)	(3,569,933)

Minority interest in net (loss) income of consolidated subsidiaries	(12,819)	12,659

Loss before income taxes	(1,682,578)	(3,582,592)

Income tax benefit	(634,680)	(941,006)

Net loss	($1,047,898)	($2,641,586)

Net loss per share - Basic	($.15)	($.39)

Net loss per share - Diluted	($.15)	($.39)

Weighted average common shares outstanding - Basic	6,923,044	6,857,924

Weighted average common shares outstanding - Diluted	6,923,044	6,857,924

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2007	2006

Net sales	$10,583,924	$10,169,778
Cost of goods sold	6,123,927	6,216,776
Gross profit	4,459,997	3,953,002

Operating expenses:
Selling expenses	2,003,430	1,765,639
General and administrative expenses	2,614,237	2,502,626
Research and development expenses	735,518	975,307
Total operating expenses	5,353,185	5,243,572
Loss from operations	(893,188)	(1,290,570)

Other income (expense):
Interest income	11,111	17,742
Interest expense	(130,582)	(54,019)
Royalty income and license fees net of royalty expense of $5,577 and $38,376, respectively	208,211	177,702
Other	(7,473)	2,718
Total other income	81,267	144,143

Loss before minority interest and income taxes	(811,921)	(1,146,427)

Minority interest in net loss of consolidated subsidiaries	(38,318)	(6,465)

Loss before income taxes	(773,603)	(1,139,962)

Income tax benefit	(244,567)	(310,844)

Net loss	($529,036)	($829,118)

Net loss per share - Basic	($.08)	($.12)

Net loss per share - Diluted	($.08)	($.12)

Weighted average common shares outstanding - Basic	6,962,802	6,884,169

Weighted average common shares outstanding - Diluted	6,962,802	6,884,169

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock, $.01 Par Value		Treasury Shares
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance, June 30, 2006	6,978,169	$69,782	(77,800)	($412,424)	$24,548,536	($2,158,271)	$207,183	$22,254,806
Net Loss						(1,047,898)		(1,047,898)
Foreign currency translation adjustment							268,175	268,175
Comprehensive loss								(779,723)
Exercise of employee stock options	101,000	1,010			133,560			134,570
Stock-based compensation					140,341			140,341
Balance, March 31, 2007	7,079,169	$70,792	(77,800)	($412,424)	$24,822,437	($3,206,169)	$475,358	$21,749,994

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2007	2006
Operating activities
Net loss	($1,047,898)	($2,641,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and other non cash items	1,467,533	941,681
Bad debt expense	81,807	209,084
Deferred income tax benefit	(739,076)	(169,554)
Loss on disposal of equipment	117,054	141,857
Minority interest in net (loss) income of subsidiaries	(12,819)	12,659
Stock-based compensation	140,341	440,060
Deferred income	(75,013)	(135,160)
Deferred leasehold costs	17,791	—
Other	—	6,131
Changes in operating assets and liabilities:
Accounts receivable	(1,369,184)	4,166,860
Inventories	(847,951)	(1,633,752)
Income tax receivable	826,813	(771,716)
Prepaid expenses and other current assets	(174,766)	(141,308)
Other assets	(803,461)	(98,064)
Accounts payable and accrued expenses	(40,726)	(1,103,353)
Foreign income taxes payable	39,894	—
Net cash used in operating activities	(2,419,661)	(776,161)

Investing activities
Acquisition of property, plant and equipment	(559,279)	(737,690)
Net cash used in investing activities	(559,279)	(737,690)

Financing activities
Proceeds from short-term borrowings	5,648,062	672,746
Payments of short-term borrowings	(2,302,175)	(1,008,686)
Principal payments on capital lease obligations	(273,066)	(325,087)
Proceeds from exercise of stock options	134,570	381,511
Income tax benefit - stock options	—	(39,841)
Payments of long-term debt	(44,556)	(44,039)
Net cash provided by (used in) financing activities	3,162,835	(363,396)

Effect of exchange rate changes on cash	7,703	(1,132)
Net increase (decrease) in cash	191,598	(1,878,379)
Cash at beginning of period	675,400	2,484,534
Cash at end of period	$866,998	$606,155

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$330,621	$168,629
Income taxes (refunds of $785,097, net of payments of $22,788 in 2007)	($762,309)	$40,804
Supplemental disclosure of non cash investing and financing activities:
Capital lease additions	$133,146	$319,657
Inventory transferred to property, plant and equipment	$413,567	—

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or any interim period therein.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

2.	Net Loss Per Share

Basic loss per share excludes any dilution. It is based on the weighted average number of shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if options to purchase common stock were exercised. For the nine and three month periods ended March 31, 2007 and 2006, dilutive weighted average common shares outstanding of 66,633, 78,180, 214,165 and 138,018, respectively, were excluded from the diluted loss per share calculation since the effect of including these options would have been anti-dilutive.

3.	Comprehensive Loss

Total comprehensive loss was $779,723 and $547,901 for the nine and three months ended March 31, 2007 and $2,717,963 and $817,166 for the nine and three months ended March 31, 2006, respectively. The components of comprehensive loss are net loss and foreign currency translation adjustments.

4.	Stock-Based Compensation

The Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) effective July 1, 2005. Compensation cost recognized in the nine and three month periods ended March 31, 2007 and 2006 include compensation cost for all stock-based compensation granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the nine month periods ended March 31, 2007 and 2006, the Company granted options to purchase 127,400 and 89,560 shares of the Company’s common stock, respectively.

As a result of adopting SFAS No. 123R, the Company recorded stock-based compensation expense for the nine month periods ended March 31, 2007 and 2006 of approximately $140,000 and $440,100, respectively. Stock-based compensation for the three month periods ended March 31, 2007 and 2006 was $40,000 and $66,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of March 31, 2007, there was $433,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.3 years.

The total cash received from the exercise of stock options was $134,570 and $381,511 for the nine month periods ended March 31, 2007 and 2006, respectively, and are classified as financing cash flows. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The fair values of the options granted during the nine month periods ended March 31, 2007 and 2006 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	March 31,
	2007	2006
Risk-free interest rate	4.67%	4.43%
Expected life	6 years	5.7 years
Expected volatility	53.8%	54.7%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$2.57	$3.82

The expected life was based on historical exercises and terminations. The expected volatility for the periods with the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

Changes in outstanding options during the nine months ended March 31, 2007 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,837,973	$5.72	5.7
Granted	127,400	4.61
Exercised	(101,000)	1.33
Forfeited	(28,277)	6.81
Expired	(7,500)	4.00
Outstanding at March 31, 2007	1,828,596	$5.88	5.7	$519,385
Options vested and exercisable at March 31, 2007	1,634,163	$5.92	5.3	$419,825
Options available for grant at March 31, 2007	672,823

5.	Inventories

Inventories are summarized as follows:

	March 31, 2007	June 30, 2006
Raw material	$6,338,758	$5,702,171
Work-in-process	2,846,779	2,250,826
Finished goods	5,356,427	5,456,684
	14,541,964	13,409,681
Less valuation reserve	2,339,508	2,102,455
	$12,202,456	$11,307,226

6.	Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31, 2007	June 30, 2006
Customer deposits and current deferred contracts	$840,902	$870,760
Accrued payroll and vacation	685,315	549,933
Accrued VAT and sales tax	213,226	94,813
Accrued commissions and bonuses	593,971	446,165
Accrued professional and legal fees	69,483	208,650
Litigation expense	419,000	419,000
Other	503,293	374,441
	$3,325,190	$2,963,762

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

7.	Revolving Credit Facilities

On December 29, 2006, the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) and Hearing Innovations Incorporated (collectively referred to as the “Borrowers”) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, deposit accounts, property, plant and equipment, general intangibles, intellectual property, inventory, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.

The Credit Agreements contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss (as defined in the Credit Agreements) of more than (a) $340,000 for the fiscal quarter ended March 31, 2007 and (b) $150,000 for the fiscal quarter ending June 30, 2007; and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At March 31, 2007, the Borrowers were in compliance with the financial covenants.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At March 31, 2007, the balance outstanding under the Credit Agreements is $2,781,570.

Approximately $2,006,000 of the proceeds from the Credit Agreements was used to pay off the Company’s outstanding revolving credit facility with the Bank of America and $629,000 was deposited with Bank of America to collateralize the Company’s obligation with respect to an outstanding letter of credit.

Labcaire Systems Limited (“Labcaire”) has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility bears interest at the bank’s base rate (5.25% at March 31, 2007 and March 31, 2006) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expired September 30, 2006, was extended until March 2007, and is currently being extended on a month to month basis. The agreement covers all United Kingdom and European sales. At March 31, 2007, the balance outstanding under this credit facility was $1,336,280 and Labcaire is not in violation of financial covenants.

Labcaire has an overdraft facility with Lloyds. The amount of this facility bears interest at Lloyds’ base rate of 5.25 % at March 31, 2007 plus 3.0%. The agreement expired September 30, 2006 and is currently being extended on a month to month basis while the Company and Lloyds are working on a longer extension. At March 31, 2007, the balance outstanding under this overdraft facility was $497,586 and Labcaire is not in violation of financial covenants.

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

For the nine months ended March 31, 2007:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$17,082,915	$13,782,973	$—	$30,865,888
Cost of goods sold	9,595,991	8,091,279	—	17,687,270
Gross profit	7,486,924	5,691,694	—	13,178,618
Selling expenses	3,701,453	1,823,333	—	5,524,786
Research and development expenses	1,503,853	880,050	—	2,383,903
General and administrative	—	—	7,321,668	7,321,668
Total operating expenses	5,205,306	2,703,383	7,321,668	15,230,357
Income (loss) from operations	$2,281,618	$2,988,311	($7,321,668)	($2,051,739)

For the three months ended March 31, 2007:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,031,451	$4,552,473	$—	$10,583,924
Cost of goods sold	3,415,415	2,708,512	—	6,123,927
Gross profit	2,616,036	1,843,961	—	4,459,997
Selling expenses	1,357,631	645,799	—	2,003,430
Research and development expenses	454,827	280,691	—	735,518
General and administrative	—	—	2,614,237	2,614,237
Total operating expenses	1,812,458	926,490	2,614,237	5,353,185
Income (loss) from operations	$803,578	$917,471	($2,614,237)	($893,188)

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

For the nine months ended March 31, 2006:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$15,526,996	$14,022,740	$—	$29,549,736
Cost of goods sold	8,967,482	9,329,200	—	18,296,682
Gross profit	6,559,514	4,693,540	—	11,253,054
Selling expenses	3,127,838	1,886,272	—	5,014,110
Research and development expenses	1,686,533	1,052,510	—	2,739,043
General and administrative	—	—	7,528,168	7,528,168
Total operating expenses	4,814,371	2,938,782	7,528,168	15,281,321
Income (loss) from operations	$1,745,143	$1,754,758	($7,528,168)	($4,028,267)

For the three months ended March 31, 2006:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$5,082,180	$5,087,598	$—	$10,169,778
Cost of goods sold	2,856,373	3,360,403	—	6,216,776
Gross profit	2,225,807	1,727,195	—	3,953,002
Selling expenses	1,237,229	528,410	—	1,765,639
Research and development expenses	587,535	387,772	—	975,307
General and administrative	—	—	2,502,626	2,502,626
Total operating expenses	1,824,764	916,182	2,502,626	5,243,572
Income (loss) from operations	$401,043	$811,013	($2,502,626)	($1,290,570)

The Company’s sales are generated from various geographic regions. The following is an analysis of net sales for the nine months and three months ended March 31, 2007 and 2006:

	Nine Months		Three Months
	2007	2006	2007	2006
United States	$17,913,069	$18,629,700	$5,988,210	$5,978,889
United Kingdom	8,275,812	6,915,710	2,835,142	2,612,004
Europe	2,536,617	1,748,641	843,923	608,701
Asia	1,394,017	1,031,670	640,683	433,279
Canada and Mexico	331,296	515,986	149,163	280,221
Middle East	87,413	268,640	31,176	138,085
Other	327,664	439,389	95,627	118,599
	$30,865,888	$29,549,736	$10,583,924	$10,169,778

MISONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to interim periods is unaudited)

10.	Effects of Recently Issued Accounting Pronouncements

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

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effect of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. We currently use the iron curtain method for quantifying identified financial statement misstatements.

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

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months ended March 31, 2007 and 2006.

Net sales: Net sales increased $1,316,152 to $30,865,888 for the nine months ended March 31, 2007 from $29,549,736 for the nine months ended March 31, 2006. The increase in net sales was due to an increase in sales of medical device products of $1,555,919 to $17,082,915 for the nine months ended March 31, 2007 from $15,526,996 for the nine months ended March 31, 2006. The increase in medical device products revenues was attributable to a 23% increase in therapeutic medical device products revenues to $8,388,330, partially offset by a decrease in diagnostic medical device products revenues to $8,694,585. The increase in therapeutic medical device products revenues was primarily due to the increase in unit sales and fee per use revenues from the Sonoblate 500® which is used to treat prostate cancer as well as other prostate afflictions. The decrease in diagnostic medical device products revenues was not attributable to any one specific product or customer but across multiple products and customers. This difference in net sales is also due to a decrease in sales of laboratory and scientific products of $239,767 to $13,782,973 for the nine months ended March 31, 2007 from $14,022,740 for the nine months ended March 31, 2006. The decrease in sales of laboratory and scientific products was primarily a result of reduced sales of wet scrubber products of $765,912 partially offset by an increase in Labcaire Systems Limited (“Labcaire”) sales of $489,416, primarily due to foreign exchange rate increases. A strengthening of the English pound, in relation to the U.S. dollar, will have the effect of increasing reported revenues, costs, expenses, and profits. Operating results for the Company’s UK operations were translated for reporting purposes from English pounds into U.S. dollars using exchange rates of 1.91 and 1.76 for the nine months ended March 31, 2007 and 2006, respectively. The decrease in sales of wet scrubber products is due to the Company being extremely selective in the opportunities it pursues.

Gross profit: Gross profit expressed as a percentage of net sales increased to 42.7% for the nine months ended March 31, 2007 from 38.1% for the nine months ended March 31, 2006. The Company manufactures and sells both medical device and laboratory and scientific products with a wide range of product costs and gross profit dollars as a percentage of net sales. Gross profit for medical device products increased to 43.8% of sales in the nine months ended March 31, 2007 from 42.2% of net sales in the nine months ended March 31, 2006. The increase in gross profit percentage for medical device products was primarily due to increased volume from Sonoblate 500 unit sales and fee per use revenue which carry higher margins than other medical device products. Gross profit percentage for laboratory and scientific products increased to 41.3% for the nine months ended March 31, 2007 from 33.5% for the nine months ended March 31, 2006. The increase in gross profit percentage for laboratory and scientific products was due to an increase in gross profit margin at Labcaire, which was attributable to increased service revenues on Guardian endoscopic units and increased margins for wet scrubbers due to higher margin product shipments.

Selling expenses: Selling expenses increased $510,676 to $5,524,786 for the nine months ended March 31, 2007 from $5,014,110 for the nine months ended March 31, 2006. Medical device products selling expenses increased $573,615, predominantly due to increased expenses related to sales of therapeutic medical device products, and clinical trial expenses primarily related to the Sonoblate 500. Laboratory and scientific products selling expenses decreased $62,939, predominantly due to a decrease in marketing expenses and employees for the Company’s fume enclosure, Ultrasonic and wet scrubber products, partially offset by an increase in selling expenses at Labcaire primarily due to an increase in foreign exchange rate.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General and administrative expenses: General and administrative expenses decreased $206,500 from $7,528,168 in the nine months ended March 31, 2006 to $7,321,668 in the nine months ended March 31, 2007. Stock-based compensation decreased $299,719 from $440,060 in the March 2006 period to $140,341 in the March 2007 period. In addition, general and administrative expenses decreased at Labcaire and Acoustic Marketing Research, Inc d/b/a Sonora Medical Systems (“Sonora”) due to reduced personnel partially offset by foreign exchange rate increases at Labcaire. The above decreases were partially offset by administrative expenses of $425,000 at UKHIFU which commenced operations April 1, 2006.

Research and development expenses: Research and development expenses decreased $355,140 from $2,739,043 for the nine months ended March 31, 2006 to $2,383,903 for the nine months ended March 31, 2007. Research and development expenses for medical device products decreased $182,680. Therapeutic medical device products research and development expenses decreased $197,963 primarily due to decreased consulting fees to Focus Surgery, Inc. (“Focus Surgery”) for the liver/kidney product. Research and development expenses for diagnostic medical device products increased $15,283 relating to the development of new products which are expected to be introduced during the current fiscal year. Laboratory and scientific products research and development expenses decreased $172,460, predominantly due to reduced research and development efforts for wet scrubber products.

Other income (expense): Other income for the nine months ended March 31, 2007 was $356,342 as compared to $458,334 for the nine months ended March 31, 2006. The decrease of $101,992 was primarily due to increased interest expense of $188,446, which was partially offset by decreased royalty expense of $58,847. The increased interest expense was due principally to short-term borrowings used to fund domestic operations and increased borrowings at Labcaire.

Income taxes: The effective tax rate was 37.6% for the nine months ended March 31, 2007, as compared to an effective tax rate of 26.3% for the nine months ended March 31, 2006. The effective tax rate for the nine months ended March 31, 2007 was favorably impacted by an additional $98,000 of Research and Experimentation Credits provided for by the December 20, 2006 enactment of the Tax Relief and Health Care Act of 2006 (HR6111), which retroactively extends the tax credit for Research and Experimentation Expenditures through December 31, 2007.

Three months ended March 31, 2007 and 2006.

Net sales: Net sales increased $414,146 to $10,583,924 for the three months ended March 31, 2007 compared to $10,169,778 for the three months ended March 31, 2006. This increase in net sales is due to an increase in medical device products revenues of $949,271 to $6,031,451 for the three months ended March 31, 2007 from $5,082,180 for the three months ended March 31, 2006. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $535,125 to $4,552,473 for the three months ended March 31, 2007 from $5,087,598 for the three months ended March 31, 2006. The increase in sales of medical device products is due to a $654,633 increase in sales of therapeutic medical device products and an increase of $294,638 in sales of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily due to increased unit sales and fee per use revenues from the Sonoblate 500 in Europe. The increase in sales of diagnostic medical device products was not attributable to a single customer or distributor or any other specific factor, but an increase in demand for several products. The decrease in sales of laboratory and scientific products is primarily due to a decrease in wet scrubber sales of $385,339, a decrease in ultrasonic laboratory products sales of $85,086, and a decrease in Labcaire sales of $54,317. The decrease in sales of wet scrubbers is due to the Company being extremely selective in the opportunities it pursues.

MISONIX, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gross profit: Gross profit increased to 42.1% of net sales for the three months ended March 31, 2007 from 38.9% of sales for the three months ended March 31, 2006. Gross profit for medical device products decreased slightly to 43.4 % of net sales for the three months ended March 31, 2007 from 43.8% for the three months ended March 31, 2006. Gross profit for laboratory and scientific products increased to 40.5% of sales for the three months ended March 31, 2007 from 33.9% of net sales for the three months ended March 31, 2006. The increase in gross profit percentage from laboratory and scientific products is primarily due to the Company’s selectivity in opportunities pursued in wet scrubber products.

Selling expenses: Selling expenses increased $237,791 to $2,003,430 for the three months ended March 31, 2007 from $1,765,639 for the three months ended March 31, 2006. Medical device products selling expenses increased $120,402, principally due to additional sales and marketing efforts for European distribution of the Sonoblate 500 product used to treat prostate cancer and other prostatic afflictions. Laboratory and scientific products selling expenses increased, predominantly due to increased sales and marketing efforts at Labcaire mainly attributable to the newly launched Endoscope Reprocessing Unit, ISIS.

General and administrative expenses: General and administrative expenses increased $111,611 to $2,614,237 in the three months ended March 31, 2007 from $2,502,626 in the three months ended March 31, 2006. The increase is predominantly due to increased expenses at UKHIFU which were partially offset by reduced stock-based compensation and decreased personnel expense related to head count reductions at Labcaire and Sonora.

Research and development expenses: Research and development expenses decreased $239,789 to $735,518 for the three months ended March 31, 2007 from $975,307 from the three months ended March 31, 2006. Medical device products research and development expenses decreased $132,708, predominantly due to reduced payments for research and development for the liver/kidney project to Focus Surgery. Research and development expenses for laboratory and scientific products decreased $107,081, primarily due to reduced research and development efforts for various product enhancements and new product designs for wet scrubber products.

Other income (expense): Other income for the three months ended March 31, 2007 was $81,267 as compared to $144,143 for the three months ended March 31, 2006. The decrease of $62,876 was primarily due to an increase in interest expense of $76,563 which was partially offset by a decrease in royalty expense of $32,799.

Income taxes: The effective tax rate is 31.4% for the three months ended March 31, 2007, as compared to an effective tax rate of 27.3% in the prior year period. The effective rate in the 2007 period increased due to the reduced losses in the U.K., which generate tax benefits at lower rates.

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

Liquidity and Capital Resources

Working capital at March 31, 2007 and June 30, 2006 was $10,206,198 and $12,103,001, respectively. The decrease in working capital at March 31, 2007 compared to June 30, 2006, was due principally to increases in short-term debt which were partially offset by increased accounts receivable and inventories.

Accounts receivable increased 22.9% at March 31, 2007 compared to June 30, 2006, primarily as a result of higher sales volumes in the March 2007 Quarter compared to the June 2006 Quarter. The Company borrowed against its revolving credit facilities during the nine month period ended March 31, 2007 to pay down accounts payable and to fund operations.

For the nine months ended March 31, 2007, cash used in operations totaled $2,419,661. For the nine months ended March 31, 2007, cash used in investing activities was $559,279, which primarily consisted of the acquisition of property, plant and equipment in the regular course of business. For the nine months ended March 31, 2007, cash provided by financing activities was $3,162,835, primarily consisting of short-term borrowings of $5,648,062, partially offset by principal payments on short-term borrowings, capital lease obligations and long-term debt. On December 29, 2006 the Company entered into a Credit Agreement with Wells Fargo Bank (see information below in “Revolving Credit Facilities”).

The Company believes that its existing financial resources including the credit facilities referred to below will be adequate to meet anticipated requirements for working capital, capital expenitures, interest payments, and scheduled principal payments for the foreseeable future.

Revolving Credit Facilities

On December 29, 2006, the Company and its subsidiaries, Sonora and Hearing Innovations Incorporated (collectively referred to as the “Borrowers”) and Wells Fargo Bank, entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”).

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

The Credit Agreements contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss (as defined in the Credit Agreements) of more than (a) $340,000 for the fiscal quarter ended March 31, 2007 and (b) $150,000 for the fiscal quarter ending June 30, 2007; and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At March 31, 2007, the Borrowers were in compliance with the financial covenants.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At March 31, 2007, the balance outstanding under the Credit Agreements is $2,781,570.

Approximately $2,006,000 of the proceeds from the Credit Agreements was used to pay off the Company’s outstanding revolving credit facility with the Bank of America and $629,000 was deposited with Bank of America to collateralize the Company’s obligation with respect to an outstanding letter of credit.

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility bears interest at the bank’s base rate (5.25% at March 31, 2007 and March 31, 2006) plus 1.75% and a service charge of .15% of sales invoice value and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expired September 30, 2006, was extended until March 2007 and is currently being extended on a month to month basis. The agreement covers all United Kingdom and European sales. At March 31, 2007, the balance outstanding under this credit facility was $1,336,280 and Labcaire is not in violation of financial covenants.

Labcaire has an overdraft facility with Lloyds. The amount of this facility bears interest at Lloyds’ base rate of 5.25% at March 31, 2007 plus 3.0%. The agreement expired September 30, 2006 and is currently being extended on a month to month basis while the Company and Lloyds are working on a long-term extension. At March 31, 2007, the balance outstanding under this overdraft facility was $497,586 and Labciare is not in violation of financial covenants.

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

MISONIX, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:

The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire, Misonix Ltd. and UKHIFU.

Foreign Exchange Rates:

Approximately 30% of the Company’s revenues in the nine month period ended March 31, 2007 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.91 and 1.76 for the nine months ended March 31, 2007 and 2006, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Interest Rate Risk

The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, the terms of its debt obligations and projected borrowing requirements, it does not believe a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the nine months ended March 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

MISONIX, INC.

PART II -  OTHER INFORMATION

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements we make were set forth in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes from the risk factors disclosed in that Form 10-K.

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

Date: May 10, 2007

MISONIX, INC. (Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr. President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba Senior Vice President, Chief Financial Officer, Treasurer and Secretary