Form 10-K
period 2007-06-30
MISONIX INC
filed 2007-09-28
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 1-10986

MISONIX, INC.
(Exact name of registrant as specified in its charter)

New York	11-2148932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1938 New Highway, Farmingdale, New York	11735
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(631) 694-9555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq Global Market

(Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2006 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $27,958,291.

There were 7,001,369 shares of Common Stock outstanding at September 24, 2007.

INCORPORATED BY REFERENCE

None

With the exception of historical information contained in this Form-10K, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual result to differ materially from the statements made. The factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, potential acquisitions, consumer and industry acceptance, litigation and/or contemplated 510 (k) filings, the ability to achieve and maintain profitability in the Company’s business lines, and other factors discussed in this Annual Report on Form 10-K, subsequent Quarterly Reports Form 10-Q and Current Reports on Form 8-K. The Company disclaims any obligation to update its forward-looking relationships.

PART I
Item 1.    Business.

Overview

MISONIX, INC. (“Misonix” or the "Company") is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures and markets ultrasonic medical device products. The Company also develops and markets ultrasonic equipment for use in the scientific and laboratory markets and ductless fume enclosures for filtration of gaseous contaminates.

The Company’s operations outside the United States consist of a 100% ownership in Labcaire Systems, Ltd. (“Labcaire”), which is based in North Somerset, England. This business consists of designing, manufacturing, servicing and marketing air-handling systems for the protection of personnel, products and the environment from airborne hazards. The Company also has a 60% ownership in UKHIFU Limited (“UKHIFU”), located in Bristol, England.

The Company's 91.25% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems (“Sonora”), located in Longmont, Colorado, is an ISO 9001 certified depot level repair facility for MRI and diagnostic ultrasound subsystems, as well as a factory level repair center for diagnostic ultrasound transducers. In addition, Sonora manufactures test equipment to appropriately diagnose failures with ultrasound systems and probes and establish baseline performance and maintain quality assurance programs for ultrasound.

The Company’s 100% owned subsidiary, Hearing Innovations, Inc. (“Hearing Innovations”), is a development Company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

In fiscal 2007, approximately 43% of the Company's net sales were to foreign markets. Labcaire, which manufactures and sells the Company’s fume enclosure line as well as its own range of laboratory and medical environmental control products, represents approximately 63% of the Company’s net sales to foreign markets. Labcaire also distributes the Company’s ultrasonic equipment for use in scientific and industrial markets, predominately in the United Kingdom. Sales by the Company in other major industrial countries are made primarily through distributors. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by Misonix in the United States. Labcaire experiences minimal currency exposure since the major portion of its revenues are from the United Kingdom. Labcaire revenues outside the United Kingdom are predominately remitted in British Pounds.

Misonix represents approximately 15% of the net sales to foreign markets. These sales have no additional risks as most sales are secured by letters of credit and are remitted to Misonix in U.S. currency.

Sonora represents approximately 12% of the net sales to foreign markets. These sales have additional risks as most sales are not secured by letters of credit or do not involve a long term customer where credit risk is minimal. These sales are remitted to Sonora in U.S. currency.

Misonix Ltd. sales represented approximately 4% of net sales to foreign markets and were invoiced in Euros. These sales have the normal credit risks.

UKHIFU operates in the UK and invoices in British pounds, its sales represent 6% of net sales to foreign markets.

Medical Devices

In October 1996, the Company entered into a twenty-year license agreement (the “USS License”) with United States Surgical, a unit of Covidien Ltd. (“USS”) covering the further development of the Company’s medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. The Company received $100,000 under the option agreement preceding the USS License. Under the USS License, the Company sells such device to USS. In addition to receiving payment from USS for its orders of the device, the Company has received aggregate licensing fees of $475,000 and receives royalties based upon USS net sales of such device. Licensing fees from the USS License are amortized over the term of the USS License. In November 1997, the Company began manufacturing this device for USS and recognized its first revenues for this product. Total sales of this device were approximately $4,463,668, $4,461,000 and $5,778,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Total royalties from sales of this device were approximately $835,000, $810,000 and $940,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Byron Medical, Inc. (“Byron”) for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. Total sales of this device were approximately $501,000, $1,195,000 and $2,375,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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

UKHIFU Limited
On March 27, 2006 the Company through its wholly owned subsidiary Misonix Ltd., acquired a 60% equity position in UKHIFU from Imaging Equipment which owns the remaining 40%. UKHIFU is in the business providing Sonablate 500 equipment to doctors on a fee for service basis, to use for the ablation of cancerous tissue in the prostate.

In addition to the original investment the Company made additional payments of approximately $60,000 to Imaging Equipment during the year ended June 30, 2007. The additional payments were recorded as goodwill.

Focus Surgery, Inc.
On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. (“Focus”) to obtain a 20% equity position in Focus for $3,050,000 and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 5% of the equity of Focus. Focus is located in Indianapolis, Indiana. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products, currently the Sonablate â 500, and create new products based on high intensity focused ultrasound (“HIFU”) technology for the non-invasive treatment of tissue for certain medical applications. The Company has the right to utilize HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of the equity of Focus. In February 2001, the Company exercised its right to start research and development for the treatment of kidney and liver tumors utilizing HIFU technology. During fiscal 2005, Focus entered into an exclusive agreement with the Company to distribute the Sonablate 500 in the European market.

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

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contains warrants to acquire additional shares. These warrants are deemed nominal in value. The loan was secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2002. The related expense has been included in loss on impairment of investment in the accompanying consolidated statement of income. The loan has been extended until May 30, 2006. The Company believes that this loan is impaired since the Company does not anticipate that this loan will be paid in accordance with the contractual terms of the loan agreement. The Company sent a notice of default to Focus Surgery demanding payment of the note in June 2006 and extended the note and is still under negotiations for fiscal terms and conditions.

In May 2004, the Company’s ownership was reduced to 13% due to additional preferred stock issued by Focus.

If the Company were to convert the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture and exercise all warrants, the Company would hold an interest in Focus of approximately 18%.

The Company’s portions of the net losses of Focus were recorded since the date of acquisition in accordance with the equity method of accounting. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2005 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus’ losses since 2001 before the Company can record income from Focus. Focus’ unaudited net loss in fiscal year 2007 was $599,000. The Company will start to record its share of Focus’ income when Focus’ income is greater than the losses from fiscal year 2002 through fiscal 2007 which, in the aggregate, are approximately $2,499,000.

Hearing Innovations, Inc.
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

Sonora Medical Systems
On November 16, 1999, the Company acquired a 51% interest in Sonora for approximately $1,400,000. Sonora authorized and issued new common stock for the 51% interest. Sonora utilized the proceeds of such sale to increase inventory and expand marketing, sales, and research and development efforts. An additional 4.7% was acquired from the principals of Sonora on February 25, 2000, for $208,000, bringing the acquired interest to 55.7%. The principals of Sonora sold an additional 34.3% to Misonix on June 1, 2000 for approximately $1,407,000, bringing the acquired interest to 90%. The acquisition of Sonora was accounted for under the purchase method of accounting. Accordingly, results of operations for Sonora are included in the consolidated statement of income from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,957,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired was $1,622,845 and is being treated as goodwill. During fiscal 2007, William H. Phillips, a principal of Sonora, exercised his right to require Misonix to purchase his 5% equity portion in Sonora based upon a formula of two times sales. As of June 30, 2007, the Company acquired 1.25% for approximately $296,000 of which $242,000 was recorded as goodwill, a reduction of minority interest of $38,000 and $16,000 was included in interest expense bringing the total acquired interest to 91.25%. The balance of the 5% will be purchased evenly over the first three quarters of fiscal 2008.

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

Laboratory and Scientific Products

The Company’s other revenue producing activities consist of the manufacture and sale of Sonicator ultrasonic liquid processors and cell disruptors, Aura™ ductless fume hood products and ISIS and Guardian autoscope reprocessing, disinfecting and rinsing equipment.

Since 1959, the Sonicator line of products has been at the leading edge of ultrasound technology for the laboratory. Misonix has developed the application of sonication as it is currently used in research laboratories to disrupt cells and bacteria, accelerate chemical reactions in the extraction of proteins from cells and in genomic and proteomic research. Over the years our engineering staff has greatly improved the design and performance of the instrument to include a variety of ultrasonic generators, horns and probe accessories to handle virtually any laboratory application and the term Sonicator has become synonymous with ultrasonic liquid processing. The Company’s products are proprietary in that they primarily utilize ultrasound as a technology base to solve laboratory, scientific and medical issues. The Company has technical expertise in ultrasound and utilizes ultrasound in many applications, which management believes makes the Company unique. The Company’s ultrasound technology is the core surrounding its business model.

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

In June 1992, the Company initially acquired an 81.4% interest in Labcaire for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being treated as goodwill. The balance of the capital stock of Labcaire was owned by three executives and one retired executive of Labcaire who, under a purchase agreement (the “Labcaire Agreement”), sold one-seventh of their total holdings of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. As of June 30, 2003 the Company owned 100% of Labcaire. Under the Labcaire Agreement, the Company purchased such shares at a price equal to one-seventh of each executive’s prorata share of 8.5 times Labcaire’s earnings before interest, taxes, and management charges for the preceding fiscal year, which amount is being treated as goodwill. Total goodwill associated with Labcaire is $1,214,808 of which $1,063,294 remains at June 30, 2007.

Labcaire's business consists of designing, manufacturing, servicing and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. These systems are similar to the Aura fume enclosures in that they extract noxious fumes through a series of filters to introduce clean air back into the environment, but have expanded their applications. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by the Company in the United States. Labcaire experiences minimal currency exposures since a major portion of its revenues are from the United Kingdom. Revenues outside the United Kingdom are remitted in British Pounds. Labcaire is also the European distributor of the Company's ultrasonic laboratory and scientific products. Labcaire manufactures class 100 biohazard safety enclosures, used in laboratories to provide sterile environments and to protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its trade name. Labcaire has developed and now manufactures and sells an automatic endoscope disinfection system (“Autoscope”), which is used predominantly in hospitals. The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes produced by the cleaning process. In fiscal 2007, Labcaire introduced the ISIS Autoscope version to incorporate a number of enhancements to comply with the UK HTM 2030 requirements. HTM 2030 regulation, among other things, describes the handling of endoscopes to minimize the transfer of bio matter from one patient to the next. The new market opportunities offered Labcaire will be high compared to past market growth because hospitals and clinics need to comply with this regulation.

Market and Customers

Medical Devices

The Company relies on its licensee, USS, a significant customer, for marketing its ultrasonic surgical device. The Company relies on distributors such as Medline Industries, Inc., Byron, a wholly owned subsidiary of Mentor Corporation (“Mentor”), Aesculap, Inc. and ACMI Corporation and independent distributors for the marketing of its other medical products.

Sonora relies on direct salespersons and distributors for the marketing of its ultrasonic medical devices. Focus is utilizing the Company, in an exclusive agreement, to distribute the Sonablate 500 in the European market and Russia, which allows the Company to sell directly to end users such as doctors, hospitals and distributors. The Company sells the neuroaspirator medical device directly to end users and distributors internationally.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix 2000/3000 soft tissue aspirator used for cosmetic surgery. In June 2007, the Company terminated the supply and distribution agreement by and between Mentor and Misonix due to Mentors’ breach of the agreement. In September 2007, the Company completed a new agreement with Mentor for domestic sales of its ultrasound assisted liposuction product the Lysonix 3000 under the terms of the new contract. Mentor agreed to minimum purchase order provisions for the Lysonix 3000 for a term of one year commencing September 30, 2007, and successive annual renewals upon mutual agreement by the companies.

Laboratory and Scientific Products

The Company relies on direct salespersons, distributors, manufacturing representatives and catalog listings for the marketing of its laboratory and scientific products. The Company currently sells its products through five manufacturers’ representative firms, twenty distributors in the United States and fourteen internationally. The Company currently employs one direct sales person who operates outside the Company's offices and conducts direct marketing on a regional basis.

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

In fiscal 2007, approximately 43% of the Company's net sales were to foreign markets. Labcaire acts as the European distributor of the Company's laboratory and scientific products and manufactures and sells the Company’s fume enclosure line as well as its own range of laboratory and hospital environmental control products, such as the ISIS Autoscope cleaning device. Sales by the Company in other major industrial countries are made through distributors.

Manufacturing and Supply

Medical Devices

The Company manufactures and assembles its medical device products and Focus Surgery products at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company is not dependent upon any single source of supply and has no long-term supply agreements. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.

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

Competition

Medical Devices

Competition in the medical device products and the medical repair and refurbishment industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company’s. Some of the Company’s major competitors are Johnson & Johnson, Inc., Valley Lab, a division of Tyco Healthcare, Integra Life Sciences, Inc., EDAP, TMS S.A., Ambassador Medical, a subsidiary of GE Medical, Philips and Siemens.

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

The following is a list of the U.S. patents which have been issued to the Company:

Number	Description	Issue Date	Expiration Date
4,920,954	Cavitation Device - relating to the Alliger System for applying ultrasonic arteries using a generator, transducer and titanium wire.	05/01/1990	08/05/2008

5,026,167	Fluid Processing - relating to the Company's environmental control product line for introducing ozone and liquid into the cavitation zone for an ultrasonic probe.	06/25/1991	10/19/2009

5,032,027	Fluid processing - relating to the Company's environmental control product line for the intimate mixing of ozone and contaminated water for the purpose of purification.	07/16/1991	10/19/2009

5,248,296	Wire with sheath - relating to the Company's Alliger System for reducing transverse motion in its catheters.	09/23/1993	12/24/2010

5,306,261	Guidewire guides - relating to the Company's Alliger System for a catheter with collapsible wire guide.	04/26/1994	01/22/2013

5,443,456	Guidewire guides - relating to the Company's Alliger System for a catheter with collapsible wire guide.	08/22/1995	02/10/2014

5,371,429*	Flow-thru transducer - relating to the Company's liposuction system and its ultrasonic laboratory and scientific products for an electromechanical transducer device.	12/06/1994	09/28/2013

5,397,293	Catheter sheath - relating to the Company's Alliger System for an ultrasonic device with sheath and transverse motion damping.	03/14/1995	11/25/2012

5,419,761*	Liposuction - relating to the Company's liposuction apparatus and associated method.	05/30/1995	08/03/2013

D409 746	Cannula for ultrasonic probe.	05/11/1999	05/11/2013

D408 529	Cannula for ultrasonic probe.	04/20/1989	04/20/2013

722 3267	Ultrasonic probe with detachable slidable cauterization forceps.	02/06/2004	02/06/2024

D478165	Cannula for ultrasonic probe.	08/05/2003	08/05/2017

Number	Description	Issue Date	Expiration Date
5,465,468
Flow-thru transducer - relating to the method of making an electromechanical transducer device to be used in conjunction with the Company’s soft tissue aspiration system and ultrasonic laboratory and scientific products.
		11/14/1995	12/06/2014

5,516,043	Atomizer horn - relating to an ultrasonic atomizing device, which is used in the Company’s laboratory and scientific products.	05/14/1996	06/30/2014

5,527,273*	Ultrasonic probes - relating to an ultrasonic lipectomy probe to be used with the Company’s soft tissue aspiration technology.	06/18/1996	10/6/2014

5,769,211	Autoclavable switch - relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures.	06/23/1998	01/21/2017

5,072,426	Shock wave hydrophone with self-monitoring feature.	12/10/1991	02/08/2011

5,151,084	Ultrasonic needle with sleeve that includes a baffle.	09/29/1992	07/29/2011

5,562,609	Ultrasonic surgical probe.	10/08/1996	10/07/2014

5,562,610	Needle for ultrasonic surgical probe.	10/08/1996	10/07/2014

6,033,375	Ultrasonic probe with isolated and Teflon coated outer cannula.	03/07/2000	12/23/2017

6,270,471	Ultrasonic probe with isolated outer cannula.	08/07/2001	12/23/2017

6,443,969	Ultrasonic blade with cooling.	09/03/2002	08/15/2020

6,379,371	Ultrasonic blade with cooling.	04/30/2002	11/15/2019

6,375,648	Infiltration cannula with Teflon coated outer surface.	04/23/2002	10/02/2018

6,326,039	Skinless sausage or frankfurter manufacturing method and apparatus utilizing reusable deformable support.	12/04/2001	10/31/2020

Number	Description	Issue Date	Expiration Date
6,322,832	Manufacturing method and apparatus utilizing reusable deformable support.	11/27/2001	10/31/2020

6,146,674	Method and device for manufacturing hot dogs using high power ultrasound.	11/14/2000	5/27/2019

6,063,050	Ultrasonic dissection and coagulation system.	05/16/2000	10/16/2017

6,036,667	Ultrasonic dissection and coagulation system.	03/14/2000	08/14/2017

6,582,440	Non-clogging catheter for lithotrity.	06/24/2003	12/26/2016

6,578,659	Ultrasonic horn assembly.	06/17/2003	12/01/2020

6,454,730	Thermal film ultrasonic dose indicator.	09/24/2002	04/02/2019

6,613,056	Ultrasonic probe with low-friction bushings.	09/02/2003	02/17/2019

6,648,839	Ultrasonic medical treatment device for RF cauterization and related method.	11/18/2003	05/08/2022

6,660,054	Fingerprint processing chamber with airborne contaminant containment and adsorption.	12/09/2003	09/10/2021

6,736,814	Ultrasonic medical treatment device for bipolar RF cauterization and related method.	05/18/2004	02/28/2022

6,799,729	Ultrasonic cleaning probe.	10/05/2004	10/05/2021

6,869,439	Ultrasonic dissector.	03/22/2005	03/22/2022

6,902,536	RF cauterization and ultrasonic ablation.	06/07/2005	06/07/2022

7,004,282	Ultrasonic horn	02/28/2006	10/28/2022
* Patents valid also in Japan, Europe and Canada.

The following is a list of the U.S. trademarks which have been issued to the Company:
Registration Number	Registration Date	Mark	Goods	Renewal Date
2,611,532	08/27/2002	Mystaire	Scrubbers Employing Fine Sprays Passing Through Mesh for Eliminating Fumes and Odors from Gases.	08/27/2012

1,219,008	12/07/1982	Sonimist	Ultrasonic and Sonic Spray Nozzle for Vaporizing Fluid for Commercial, Industrial and Laboratory Use.	03/22/2013

1,200,359	04/03/2002	Water Web	Lamination of Screens to Provide Mesh to be Inserted in Fluid Stream for Mixing or Filtering of Fluids.	04/03/2013

2,051,093	03/27/2003	Misonix	Anti-Pollution Wet Scrubbers; Ultrasonic Cleaners; Spray Nozzles for Ultrasonic Cleaners.	03/27/2009

Registration Number	Registration Date	Mark	Goods	Renewal Date
2,051,092	02/13/2003	Misonix	Ultrasonic Liquid Processors; Ultrasonic Biological Cell Disrupters; Ultrasonic Cleaners.	02/13/2009

2,320,805	02/22/2000	Aura	Ductless Fume Enclosures.	02/22/2010

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely, ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers.	02/10/2014

1,195,570	07/14/2002	Astrason	Portable Ultrasonic Cleaners featuring Microscopic Shock Waves.	07/14/2012

Backlog

As of June 30, 2007, the Company's backlog (firm orders that have not yet been shipped) was $7,200,000, as compared to approximately
$8,300,000 as of June 30, 2006. The Company’s backlog relating to laboratory and scientific products, including Labcaire, was approximately $3,600,000 at June 30, 2007, as compared to $3,100,000 as of June 30, 2006. The Company’s backlog relating to medical devices, including Sonora, was approximately $3,600,000 at June 30, 2007, as compared to approximately $5,200,000 at June 30, 2006.

Employees

As of September 15, 2007, the Company, including Labcaire and Sonora, employed a total of 204 full-time employees, including 68 in management and supervisory positions. The Company considers its relationship with its employees to be good.

Business Segments

The following table provides a breakdown of net sales by business segment for the periods indicated:

	Fiscal year ended June 30,
	2007	2006	2005
Medical devices	$23,540,628	$20,928,052	$25,050,944
Laboratory and scientific products	18,891,277	18,559,241	21,332,032
Net sales	$42,431,905	$39,487,293	$46,382,976

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

	Fiscal year ended June 30,
	2007	2006	2005
United Kingdom	$11,536,440	$9,392,592	$11,421,335
Europe	3,713,012	2,210,668	2,823,169
Asia	1,673,480	1,268,799	899,274
Canada and Mexico	452,641	640,009	864,878
Middle East	115,020	307,810	279,514
Other	608,277	618,203	692,149
	$18,098,870	$14,438,081	$16,980,319

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

Item 1A.   Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth immediately prior to the beginning of Item 1 of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We are subject to extensive medical device regulation which may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDC Act”), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

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

As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.

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

The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial condition or results of operations.

Future product liability claims and other litigation, including private securities litigation and shareholder derivative suits, may adversely affect our business, reputation and ability to attract and retain customers.

The design, manufacture and marketing of medical device products of the types that we produce entail an inherent risk of product liability claims. A number of factors could results in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more of our products or a safety alert relating to one or more of our products. Product liability claims may be brought by individuals or by groups seeking to represent a class.

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

In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and opportunities. We expect to launch our bone cutter product for laminectomies during the fourth calendar quarter 2007. We currently are performing clinicals on the product. We are also performing clinicals for kidney cancer treatment in Europe.

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

The medical device product market is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which have greater financial and marketing resources than we do.

Additionally, the medical device product market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies, in particular in the cancer treatment market, may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products. Failure to develop new products or enhance existing products could have a material adverse effect on our business, financial condition or results of operations.

Because we derive a significant amount of our revenues from international operations and a significant percentage of our growth is expected to come from international operations, changes in international economic or regulatory conditions could have a material impact on our business, financial condition or results of operations.

Sales outside the U.S. accounted for approximately 43% of our net sales in Fiscal 2007. Additionally, a significant percentage of our future growth is expected to come from international operations. As a result, our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

The Company occupies approximately 45,500 square feet at 1938 New Highway, Farmingdale, New York under a lease which expires on June 30, 2010. The rental amount, which is approximately $40,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. Labcaire occupies a 20,000 square foot facility in North Somerset, England, under a lease expiring in June 2017. The rental amount is approximately $20,000 per month. Labcaire owned the building up until June 2007 when it was sold for $3,600,000. Sonora occupies approximately 29,000 square feet in Longmont, Colorado under a lease expiring in November 2011. The rental amount is approximately $21,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.

Labcaire sold its building in the United Kingdom in June 2007 in a sale and leaseback transaction with TESCO Ltd. (“TESCO”). TESCO is utilizing the property to expand its operations which will require Labcaire to relocate to another facility upon TESCO receiving permission to expand from the local authorities. Labcaire sold the building for $3.6 million and recorded a deferred gain of $1.6 million which will be amortized over the 10 year lease period. Additionally, upon TESCO receiving permission to expand its facilities, which is expected in the next 2 to 5 years, TESCO will cancel the lease and require Labcaire to vacate the premises. Upon Labcaire’s vacating the premises, TESCO will pay Labcaire an additional $1.5 million.

Item 3.  Legal Proceedings.

A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora during the Company’s Fiscal 2005 fourth quarter in the amount of $419,000. The case involved royalties claimed on recoating of transesophogeal probes, which is a process by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The Company's common stock, $.01 par value (“Common Stock”), is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol "MSON".

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by the Nasdaq.

Fiscal 2007 :	High	Low

First Quarter	$5.58	$3.50
Second Quarter	5.03	3.25
Third Quarter	7.29	3.80
Fourth Quarter	7.49	5.38

Fiscal 2006 :	High	Low

First Quarter	$8.85	$5.80
Second Quarter	7.34	4.25
Third Quarter	7.57	4.07
Fourth Quarter	6.94	4.45

(b) As of September 22, 2007, the Company had 7,001,369 shares of Common Stock outstanding and 77 shareholders of record. This does not take into account shareholders whose shares are held in “street name” by brokerage houses.

(c) The Company has not paid any dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Share Performance Graph

The following graph compares the cumulative total return on the Company’s Common Stock during the last five fiscal years with the NASDAQ Total U.S. and Foreign Return Index and the NASDAQ Medical Devices, Instruments and Supplies Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in the Common Stock or the indices on June 30, 2003. The graph depicts the change in value of the Company’s Common Stock relative to the noted indices as of the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	2003	2004	2005	2006	2007
MISONIX, INC.	100	228	183	178	181
NASDAQ Total U.S. Return Index	100	126	127	135	162
NASDAQ Medical Devices, Instruments and Supplies Index	100	143	147	155	186

Equity Compensation Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of -outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I. 1991 Plan	30,000	$7.38	-
II. 1996 Director’s Plan	175,000	5.34	-
III. 1996 Plan	291,278	6.27	-
IV. 1998 Plan	385,675	6.75	41,477
V. 2001 Plan	845,613	5.45	26,081
VI. 2005 Employee Equity Incentive Plan	0	0	500,000
VII. 2005 Non-Employee Director Stock Option Plan	75,000	5.42	125,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,802,566	$5.88	692,558

Item 6.   Selected Financial Data.

Selected income statement data:

	Year Ended June 30,
	2007	2006	2005	2004	2003
Net sales	$42,431,905	$39,487,293	$46,382,976	$39,059,066	$34,858,751
Net (loss) income	(1,349,517)	(3,759,437)	935,705	1,718,945	967,575
Net (loss) income per share- Basic	$(.19)	$(.55)	$.14	$.26	$.15
Net (loss) income per share- Diluted	$(.19)	$(.55)	$.13	$.25	$.15

Selected balance sheet data:

	June 30,
	2007	2006	2005	2004	2003
Total assets	$38,745,744	$34,547,500	$38,085,936	$34,241,112	$29,794,589

Long-term debt and capital lease obligations	177,059	1,145,279	1,240,324	1,264,480	1,235,362

Total stockholders’ equity	21,406,641	22,254,806	25,094,160	23,743,176	21,342,663

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operation:

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations:

	Fiscal year ended June 30,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.3	62.8	57.9

Gross profit	41.7	37.2	42.1

Selling expenses	17.9	18.8	14.2

General and administrative expenses	22.2	25.9	18.2

Research and development expenses	7.3	9.2	7.5

Litigation expense	-	-	.9

Total operating expenses	47.4	53.9	40.9

(Loss) income from operations	(5.7)	(16.7)	1.2

Other income	.9	1.4	1.5

(Loss) income before minority interest and income taxes	(4.8)	(15.3)	2.7

Minority interest in net (loss) income of consolidated subsidiaries	.1	-	-

(Loss) income before provision for income taxes	(4.7)	(15.3)	2.7

Income tax (benefit) provision	(1.6)	(5.8)	.6

Net (loss) income	(3.2%)	(9.5%)	2.0%

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

All of the Company's sales to date have been derived from the sale of medical device product, which include manufacture and distribution of ultrasonic medical device products, and laboratory and scientific products, which include ultrasonic equipment for scientific and laboratory purposes, ductless fume enclosures for filtration of gaseous emissions in laboratories and environmental control equipment for the abatement of air pollution.

Fiscal years ended June 30, 2007 and 2006

Net sales. Net sales of the Company's medical device products and laboratory and scientific products increased $2,944,612 to $42,431,905 in fiscal 2007 from $39,487,293 in fiscal 2006. This difference in net sales is due to an increase in sales of medical device products of $2,612,576 to $23,540,628 in fiscal 2007 from $20,928,052 in fiscal 2006. This difference in net sales is also due to an increase in laboratory and scientific product sales of $332,036 to $18,891,277 in fiscal 2007 from $18,559,241 in fiscal 2006. The increase in sales of medical device products is due to an increase in sales of therapeutic medical device products of $2,122,566 plus an increase of $490,010 in sale of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily attributable to the increased units of the Sonablate 500. In fiscal 2007, the Company sold 4 Sonablate 500 units compared to 1 unit in fiscal 2006. Additionally, the Company acquired 60% of UK HIFU at the end of the third quarter of fiscal 2006 and the Company had the benefit of the fee per use revenue of $903,000 for the entire fiscal 2007 year. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor but an increase in customer demand for several products. The increase in sales of laboratory and scientific products is primarily due to a $1,372,333 increase in Labcaire products sales, partially offset by a $1,044,332 decrease in sales of wet scrubber products. The Company is being very selective in the opportunities it pursues for wet scrubber products. The increase in Labcaire sales of $1,372,333 is due to an increase in Guardian endoscope products and services of $540,222 and the strengthening of the English Pound versus the U.S. dollar of approximately $832,111. The increase in ductless fume enclosure product sales is due to an increase in customer demand for several products and not attributable to a single customer, distributor or any other specific factor. Export sales from the United States are remitted in the U.S. dollar and export sales for Labcaire are remitted in English pounds.

UKHIFU sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.93 and 1.78 for the years ended June 30, 2007 and 2006, respectively. To the extent that the Company’s revenues are generated in Euros, its operating results were translated for reporting purposes into U.S dollars using a weighted average rate of 1.30 for the year ended June 30, 2007. A strengthening of the English Pound and Euro, in relation to the U.S. Dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Year ended June 30,
	2007	2006
United States	$24,333,035	$25,049,212
United Kingdom	11,536,440	9,392,592
Europe	3,713,012	2,210,668
Asia	1,673,480	1,268,799
Canada and Mexico	452,641	640,009
Middle East	115,020	307,810
Other	608,277	618,203
	$42,431,905	$39,487,293

Summarized financial information for each of the segments for the years ended June 30, 2007 and 2006 are as follows:

For the year ended June 30, 2007:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$23,540,628	$18,891,277	$-	$42,431,905
Cost of goods sold	13,336,430	11,388,084	-	24,724,514
Gross profit	10,204,198	7,503,193	-	17,707,391
Selling expenses	5,002,878	2,593,276	-	7,596,154
Research and development	1,953,872	1,159,392	-	3,113,264
General and administrative	-	-	9,417,038	9,417,038
Total operating expenses	6,956,750	3,752,668	9,417,038	20,126,456
Income (loss) from operations	$3,247,448	$3,750,525	($9,417,038)	($2,419,065)

For the year ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$20,928,052	$18,559,241	$-	$39,487,293
Cost of goods sold	12,456,746	12,337,537	-	24,794,283
Gross profit	8,471,306	6,221,704	-	14,693,010
Selling expenses	4,739,079	2,689,076	-	7,428,155
Research and development	2,200,380	1,427,022	-	3,627,402
General and administrative	-	-	10,211,492	10,211,492
Total operating expenses	6,939,459	4,116,098	10,211,492	21,267,049
Income (loss) from operations	$1,531,847	$2,105,606	($10,211,492)	($6,574,039)

Net sales for the three months ended June 30, 2007 were $11,566,017 compared to $9,618,188 for the three months ended June 30, 2006. This increase of $1,947,829 for the three months ended June 30, 2007 is due to an increase in sales of medical device products of $1,206,229 and an increase in laboratory and scientific products sales of $741,600. The increase in sales of medical device products is due to an increase in sales of diagnostic medical devices products of $630,540 and an increase of $575,691 in sales of therapeutic medical device products. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical device products was mostly attributable to an increase in sales of the Company’s neuroaspirator of approximately $110,000, an increase in the Company’s lithotripter product of approximately $123,000, an increase in the Company’s ultrasonic assisted liposuction product of approximately $118,000 and an increase in the Company’s sales of the SB-500 product of approximately $171,000. The increase in laboratory and scientific products sales is due to an increase in Labcaire products sales of $644,484, the strengthening of the English Pound verses the U.S. dollar of $252,643, an increase in ductless fume enclosure product sales of $105,696, partially offset by a decrease in wet scrubber sales of $260,665.

Summarized financial information for each of the segments for the three months ended June 30, 2007 and 2006 are as follows:

For the three months ended June 30, 2007:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,457,712	$5,108,305	$-	$11,566,017
Cost of goods sold	3,740,441	3,296,803	-	7,037,244
Gross profit	2,717,271	1,811,502	-	4,528,773
Selling expenses	1,301,426	769,943	-	2,071,369
Research and development	450,019	279,342	-	729,361
General and administrative	-	-	2,095,369	2,095,369
Total operating expenses	1,751,445	1,049,285	2,095,369	4,896,099
Income (loss) from operations	$965,826	$762,217	($2,095,369)	($367,326)

For the three months ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$5,251,483	$4,366,705	$-	$9,618,188
Cost of goods sold	3,489,264	3,008,337	-	6,497,601
Gross profit	1,762,219	1,358,368	-	3,120,587
Selling expenses	1,461,669	633,007	-	2,094,676
Research and development	513,847	374,512	-	888,359
General and administrative	-	-	2,683,324	2,683,324
Total operating expenses	1,975,516	1,007,519	2,683,324	5,666,359
Income (loss) from operations	($213,297)	$350,849	($2,683,324)	($2,545,772)

Gross profit. Gross profit increased to 41.7% in fiscal 2007 from 37.2% in fiscal 2006. Gross profit for medical device products increased to 43.3% in fiscal 2007 from 40.5% in fiscal 2006. Gross profit for laboratory and scientific products increased to 39.7% in fiscal 2007 from 33.5% in fiscal 2006. Gross profit for medical device products was impacted by a favorable order sales mix of therapeutic medical device products, partially offset by lower gross margins on sales to USS and an unfavorable mix of diagnostic medical device products sales. The increase in gross profit for laboratory and scientific products is due to higher gross profit for wet scrubbers, fume enclosure products and Labcaire products. Gross profit increased to 39.2% of sales in the three months ended June 30, 2007 from 32.4% of sales in the three months ended June 30, 2006. Gross profit for laboratory and scientific products increased to 35.5% of sales in the three months ended June 30, 2007 from 31.1% in the three months ended June 30, 2006. Gross profit for medical device products increased from 33.6% of sales in the three months ended June 30, 2006 to 42.1% of sales in the three months ended June 30, 2007. The increase in gross profit for laboratory and scientific products was impacted predominately by increased service revenue at Labcaire. The increase in gross profit for medical device products was predominately impacted by a favorable order mix for sales of therapeutic medical device products. The Company manufactures and sells both medical device products and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses. Selling expenses increased $167,999 or 2.3% to $7,596,154 (17.9% of net sales) in fiscal 2007 from $7,428,155 (18.8% of net sales) in fiscal 2006. Medical device products’ selling expenses increased $263,799 due both to additional sales and marketing efforts for therapeutic medical device products. Laboratory and scientific products selling expenses decreased $95,800. Selling expenses decreased $23,307 to $2,071,369 (17.9% of net sales) in the three months ended June 30, 2007 from $2,094,676 (21.8% of net sales) in the three months ended June 30, 2006. Medical device products selling expenses decreased $160,243 due to reduced sales and marketing efforts for therapeutic medical device products. Laboratory and scientific products selling expenses increased $136,936, predominantly due to an increase in sales and marketing efforts for Labcaire’s ISIS product.

General and administrative expenses. Total corporate and unallocated expenses decreased $794,454 to $9,417,038 in fiscal year 2007 from $10,211,492 in fiscal 2006. The decrease is predominantly due to reduced stock-based compensation expense of approximately $324,000 related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, and a reduction in corporate general and administrative expenses relating to corporate insurance, legal fees and other accrued corporate expenses. Total general and administrative expenses decreased $587,955 to $2,095,369 in the three months ended June 30, 2007 from $2,683,324 in the three months ended June 30, 2006.  The decrease is predominantly due to a decrease in legal fees spent at Sonora and other accrued corporate expenses.

Research and development expenses. Research and development expenses decreased $514,138 to $3,113,264 in fiscal 2007 from $3,627,402 in fiscal 2006. Research and development expenses related to medical device products decreased $246,508 and research and development expenses related to laboratory and scientific products deceased $267,630. Research and development expenses related to medical device products decreased predominately due to reduced efforts relating to the digital upgrade project for therapeutic medical device products partially offset by those efforts expended on the new laboratory and scientific digital sonicator product. The decrease in research and development expense relating to laboratory and scientific products is due to the reduced efforts on the Labcaire ISIS product which was introduced and launched during fiscal 2007 and the reduced efforts for wet scrubber products. The Company is not expanding efforts for research and development on wet scrubber products. Research and development expense decreased $158,998 for the three months ended June 30, 2007 to $729,361 from $888,359 for the three months ended June 30, 2006. Research and development expense related to medical device products decreased $63,828 and research and development expense related to laboratory scientific products decreased $95,170. Research and development expense related to medical device products decreased predominately due to reduced efforts relating to the digital project upgrade for therapeutic medical device products, partially offset by these efforts expanded on the new laboratory and scientific digital sonicator product. The decrease in laboratory and scientific products research and development expenses is due to reduced effort on the Labcaire ISIS product, which was introduced and launched during fiscal 2007, and the reduced research and development efforts for wet scrubber products.

Other income (expense). Other income was $363,819 in fiscal 2007 as compared to $552,849 in fiscal 2006. The decrease of $189,030 for the fiscal year was primarily due to an increase in interest expense of $345,670 partially offset by increased foreign currency exchange gains of $163,651 and increased royalty income of $64,730. The increase in interest expense is principally attributable to increased borrowings in the United States.

Income taxes . The effective tax rate is 33.0% for the fiscal year ended June 30, 2007 as compared to an effective tax rate of 37.7% for the fiscal year ended June 30, 2006. The fiscal 2006 year tax rate includes the release of the valuation allowance of $629,560 related to bad debt expenses which was partially offset by adjustment to state tax rates and the impact of lower foreign tax rates.

Fiscal years ended June 30, 2006 and 2005

Net sales. Net sales of the Company's medical device products and laboratory and scientific products decreased $6,895,683 to $39,487,293 in fiscal 2006 from $46,382,976 in fiscal 2005. This difference in net sales is due to a decrease in sales of medical device products of $4,122,892 to $20,928,052 in fiscal 2006 from $25,050,944 in fiscal 2005. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $2,772,791 to $18,559,241 in fiscal 2006 from $21,332,032 in fiscal 2005. The decrease in sales of medical device products is due to a decrease in sales of therapeutic medical device products of $4,248,530 partially offset by an increase of $125,638 in sales of diagnostic medical device products. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor, but an increase in customer demand for several products. The decrease in sales of therapeutic medical device products was mostly attributable to a decrease in sales to Byron of the Lysonix 3000 device, the Autosonics device sold to USS and a decrease in sales of the Sonablate 500 in Europe. Sales are not recorded as revenue until the total earnings process is complete. The decrease in sales of laboratory and scientific products is due to a decrease in Labcaire sales of $1,864,164, an increase in sales of ultrasonic laboratory products of $643,829, a decrease in wet scrubber sales of $1,029,153 and a decrease in ductless fume enclosure and related products sales of $523,303. The decrease in Labcaire sales of $1,864,164 is primarily due to the decrease in sales of the Guardian (endoscope cleaning) product in the amount of $1,342,685 and the weakening of the English Pound of approximately $505,719. This reduction in sales is due to less funding available from the National Health System. The increase in scientific ultrasonic sales is due to an increase in customer demand for the ultrasonic sonicator product. The decrease in fume enclosure sales is due to lower customer demand for these types of products. Export sales from the United States are remitted in U.S. Dollars and export sales for Labcaire are remitted in English Pounds. During fiscal 2006 and fiscal 2005, the Company had foreign net sales of $14,438,080 and $16,980,319, respectively, representing 37% of net sales for each year, respectively. Approximately 26% of the Company’s revenues for fiscal year 2006 were received in English Pounds. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.78 and 1.86 for the years ended June 30, 2006 and 2005, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables in the currency of the country the subsidiary it resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region for the year ending June 30:

	2006	2005

United States	$25,049,213	$29,402,657
Canada and Mexico	640,009	864,878
United Kingdom	9,392,592	11,421,335
Europe	2,210,668	2,823,169
Asia	1,268,799	899,274
Middle East	307,810	279,514
Other	618,202	692,149
	$39,487,293	$46,382,976

Summarized financial information for each of the segments for the years ended June 30, 2006 and 2005 are as follows:

For the year ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$20,928,052	$18,559,241	$-	$39,487,293
Cost of goods sold	12,456,746	12,337,537	-	24,794,283
Gross profit	8,471,306	6,221,704	-	14,693,010
Selling expenses	4,739,079	2,689,076	-	7,428,155
Research and development	2,200,380	1,427,022	-	3,627,402
General and administrative	-	-	10,211,492	10,211,492
Total operating expenses	6,939,459	4,116,098	10,211,492	21,267,049
Income (loss) from operations	$1,531,847	$2,105,606	($10,211,492)	($6,574,039)

For the year ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$25,050,944	$21,332,032	$-	$46,382,976
Cost of goods sold	13,787,186	13,082,050	-	26,869,236
Gross profit	11,263,758	8,249,982	-	19,513,740
Selling expenses	3,372,930	3,214,178	-	6,587,108
Research and development	2,437,466	1,048,597	-	3,486,063
General and administrative	-	-	8,881,228	8,881,228
Total operating expenses	5,810,396	4,262,775	8,881,228	18,954,399
Income from operations	$5,453,362	$3,987,207	($8,881,228)	$559,341

Net sales for the three months ended June 30, 2006 were $9,618,188 compared to $14,031,089 for the three months ended June 30, 2005. This decrease of $4,412,901 for the three months ended June 30, 2006 is due to a decrease in sales of medical device products of $2,333,674 and a decrease in laboratory and scientific products sales of $2,079,227. The decrease in sales of medical device product products is due to a decrease in sales of diagnostic medical device products of $502,815 and a decrease of $1,830,859 in sales of therapeutic medical device products. The decrease in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The decrease in sales of therapeutic medical device products was mostly attributable to a decrease in sales to USS of approximately $224,000, sales to Byron of approximately $1,190,000 and sales of the Sonablate 500 units in Europe in the amount of approximately $575,000. The decrease in laboratory and scientific products sales is principally due to a decrease in wet scrubber sales of $1,019,675 and a decrease in Labcaire sales of $1,085,480. The decrease in Labcaire sales is primarily due to a decrease in sales of the Guardian (endoscopic cleaning) product of approximately $1,059,512 and a weakening of the English Pound in the amount of $14,333.

Summarized financial information for each of the segments for the three months ended June 30, 2006 and 2005 are as follows:

For the three months ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$5,251,483	$4,366,705	$-	$9,618,188
Cost of goods sold	3,489,264	3,008,337	-	6,497,601
Gross profit	1,762,219	1,358,368	-	3,120,587
Selling expenses	1,461,669	633,007	-	2,094,676
Research and development	513,847	374,512	-	888,359
General and administrative	-	-	2,683,324	2,683,324
Total operating expenses	1,975,516	1,007,519	2,683,324	5,666,359
Income (loss) from operations	($213,297)	$350,849	($2,683,324)	($2,545,772)

For the three months ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$7,585,157	$6,445,932	$-	$14,031,089
Cost of goods sold	4,165,287	4,093,612	-	8,258,899
Gross profit	3,419,870	2,352,320	-	5,772,190
Selling expenses	940,561	903,994	-	1,844,555
Research and development	621,213	324,780	-	945,993
General and administrative	-	-	2,854,317	2,854,317
Total operating expenses	1,561,724	1,228,774	2,854,317	5,644,865
Income from operations	$1,858,096	$1,123,546	($2,854,317)	$127,325

Gross profit. Gross profit decreased to 37.2% in fiscal 2006 from 42.1% in fiscal 2005. Gross profit for medical device products decreased to 40.5% in fiscal 2006 from 45.0% in fiscal 2005. Gross profit for laboratory and scientific products decreased to 33.5% in fiscal 2006 from 38.7% in fiscal 2005. Gross profit for medical device products was impacted by an unfavorable order mix of therapeutic medical device products, partially to lower gross margins on sales to USS, partially offset by a favorable mix of diagnostic medical device products. The decrease in gross profit for laboratory and scientific products is due to lower gross profit for wet scrubbers, fume enclosure products and Labcaire products. Gross profit decreased to 32.4% of sales in the three months ended June 30, 2006 from 41.1% of sales in the three months ended June 30, 2005. Gross profit for laboratory and scientific products decreased to 31.1% of sales in the three months ended June 30, 2006 from 36.5% in the three months ended June 30, 2005. Gross profit for medical device products decreased from 45.1% of sales in the three months ended June 30, 2005 to 33.6% of sales in the three months ended June 30, 2006. The decrease in gross profit for laboratory and scientific products was impacted by the unfavorable order mix for sales of ultrasonic products, fume enclosures, wet scrubbers and Labcaire sales. The decrease in gross profit for medical device products was impacted by an unfavorable order mix for sales of therapeutic medical device products, partially offset by a favorable order mix of diagnostic medical device products. The Company manufactures and sells both medical device products and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses. Selling expenses increased $841,047 or 12.8% to $7,428,155 (18.8% of net sales) in fiscal 2006 from $6,587,108 (14.2% of net sales) in fiscal 2005. Medical device products selling expenses increased $1,366,149 due both to additional sales and marketing efforts for diagnostic medical device products and therapeutic medical device products. The increase in therapeutic medical device products selling expenses of $822,934 is primarily due to an increase in sales and marketing efforts relating to European distribution of our Sonablate 500 product for prostate cancer and clinical trials for the Sonic One wound debrider product, which was launched in the fourth quarter fiscal 2006 and the ultrasonic bone cutter. Laboratory and scientific products selling expenses decreased $525,101 predominantly due to a reduction in marketing expenses in all product areas. Selling expenses increased $250,121 or 13.6% to $2,094,676 (21.8% of net sales) in the three months ended June 30, 2006 from $1,844,555 (13.1% of net sales) in the three months ended June 30, 2005. Medical device products selling expenses increased $521,108 due to additional sales and marketing efforts for therapeutic medical device products. Laboratory and scientific products selling expenses decreased $270,987 predominantly due to a decrease in all product areas, due primarily to reduction in personnel.

General and administrative expenses . Total corporate and unallocated expenses increased $1,330,264 to $10,211,492 in fiscal year 2006 from $8,881,228 in fiscal 2005. General and administrative expenses, which are included in corporate and unallocated expenses, increased $1,749,264 or 21.0% to $10,211,492 in fiscal 2006 from $8,462,228 in fiscal 2005. The increase is predominantly due to recording stock-based compensation expense of $508,657 related to the adoption of SFAS 123R and an increase in corporate general and administrative expenses relating to corporate insurance, accounting fees, legal fees, other’s accrued corporate expenses and an increase in administrative staff at Sonora. Total corporate and unallocated expenses decreased $170,993 to $2,683,324 in the three months ended June 30, 2006 from $2,854,317 in the three months ended June 30, 2005. General and administrative expenses, which are included in corporate and unallocated expenses, increased $248,007 from $2,435,317 in the three months ended June 30, 2005 to $2,683,324 in the three months ended June 30, 2006. The increase is predominantly due to items indicated above for the full year. Corporate and unallocated expenses also include litigation expenses of $419,000 in the year and three months ended June 30, 2005.

Research and development expenses. Research and development expenses increased $141,339 or 4.1% to $3,627,402 in fiscal 2006 from $3,486,063 in fiscal 2005. Research and development expenses related to medical devices products decreased $237,086 and research and development expenses related to laboratory and scientific products increased $378,425. Research and development expenses related to medical device products decreased predominantly due to efforts for therapeutic medical device products and a decrease in amounts paid to Focus Surgery in fiscal 2006 for the development work performed for the Company for the treatment of kidney and liver tumors utilizing HIFU and the reduced efforts related to the digital upgrade project on all our ultrasonic platform technology as compared to fiscal 2005. The increase in research and development expenses relating to laboratory and scientific products is due to increased efforts in research and development efforts for the ISIS product at Labcaire. ISIS is the new development project designed to be fully compliant with the new United Kingdom regulations for the handling, cleaning and disinfecting of endoscopes. Research and development expenses decreased $57,634 or 6.1% for the three months ended June 30, 2006 from $945,993 to $888,359 for the three months ended June 30, 2005. Research and development expenses related to medical device products decreased $107,366 and research and development expenses related to laboratory and scientific products increased $49,732. Research and development expenses related to medical device products decreased predominantly due to reduced efforts for therapeutic medical device products in the three months ended June 30, 2006 for the development of products for the treatment of kidney and liver tumors utilizing HIFU and the efforts related to the digital upgrade project on all our ultrasonic platform technology as compared to the three months ended June 30, 2005. The increase in laboratory and scientific products is primarily due to increased research and development efforts for the Labcaire ISIS project.

Litigation expenses.   The Company recorded a litigation expense for the fiscal year 2005 of $419,000 as compared to $0 for the fiscal year 2006. The Company recorded the litigation expense for the three months ended June 30, 2005 of $419,000 as compared to $0 for the three months ended June 30, 2006. Litigation expense relates to the jury verdict against Sonora in the District Court of Boulder County Colorado for royalties owed and future royalties on recoating transesophogeal probes which is a process performed by Sonora.

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

Income taxes . The effective tax rate is 37.7% for the fiscal year ended June 30, 2006 as compared to an effective tax rate of 23.8% for the fiscal year ended June 30, 2005. The effective rate for fiscal 2006 was impacted predominantly by a reduction in valuation allowances for bad debt expenses and the tax effect of implementation of SFAS 123R with respect to incentive stock options.

Critical Accounting Policies:

General: Financial Reporting Release No. 60, which was released by the SEC in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 includes a summary of the Company’s significant accounting policies and methods used in the preparation of its financial statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to accounts receivable, inventories, property, plant and equipment, revenue recognition, goodwill, income taxes and stock-based compensation to be critical policies due to the estimation process involved in each.

Accounts Receivable : Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

Inventories : Inventories are stated at the lower of cost (first-in, first-out) or market and consist of raw materials, work-in-process and finished goods. Management evaluates the need to record adjustments for impairments of inventory on a quarterly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods. Inventory items used for demonstration purposes, rentals or on consignment are classified in property, plant and equipment.

Property, Plant and Equipment : Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $500. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 8 years. Depreciation of the Labcaire building was provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to adjust if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 8 years.

Labcaire sold its owned building in the United Kingdom in June 2007 in a sale and leaseback agreement with TESCO. TESCO is utilizing the property to expand its operations which will require Labcaire to relocate to another facility upon TESCO receiving permission to expand from the local authorities. Labcaire sold the building for $3.6 million and recorded a deferred gain of $1.6 million which will be amortized over the 10 year lease period. Additionally, upon TESCO receiving permission to expand its facilities which is expected in the next 2 to 5 years, TESCO will cancel the lease and require Labcaire to vacate the premises. Upon Labcaire vacating the premises, TESCO will pay Labcaire an additional $1.5 million under the agreement.

Revenue Recognition : The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination points are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenue on shipments to distributors in the same manner as with other customers. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements. Service contract and royalty income are recognized when earned.

Goodwill : Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of the common stock of Labcaire, 91.25% of the common stock of Sonora and the acquisitions of Fibra Sonics, Sonic Technologies, CraMar and UKHIFU.

On September 6, 2007, but effective as of August 30, 2007, the Company and William H. Phillips (“Phillips”) entered into a Settlement Agreement (the “Agreement”). Pursuant to the Agreement, the Company and Phillips resolved certain disputes between them concerning the purchase price to be paid by the Company for shares of the common stock of Sonora owned by Phillips. The Company owned ninety (90%) percent of the outstanding shares of Acoustic prior to the execution of the Agreement.

Pursuant to the Agreement, the Company will pay Phillips the aggregate sum of $1,214,780 (the “Purchase Price”). The Company paid Phillips $296,118 on June 7, 2007 and $311,272 on August 30, 2007. The Company will pay the balance of the Purchase Price in two (2) installments with the final installment due on March 1, 2008.

The shares of Acoustic being sold to the Company are being held in escrow and released pro-rata with each installment payment of the Purchase Price.

The effect of this transaction will be to increase goodwill by $969,800, decrease minority interest by $149,737 and record interest expense of $95,242.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and requires the use of the purchase method for all business combinations initiated after June 30, 2001.

SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company completed its annual goodwill impairment tests for fiscal 2007 and 2006 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

Income Taxes : Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation : Prior to July 1, 2005, the Company accounted for stock option plans SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25 (“APB 25”). Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R (“SFAS No. 123R”) and SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. See Note 9 of the Company’s consolidated financial statements for additional information regarding stock-based compensation.

Liquidity and Capital Resources:

Working capital at June 30, 2007 and June 30, 2006 was $11,165,000 and $12,103,000, respectively. For the fiscal year 2007, cash used in operations totaled $1,083,531. The increase in cash used in operations is predominantly due to an increase in accounts receivables and deferred income tax benefit. For the fiscal year 2007, cash provided by investing activities was $1,931,587, which primarily consisted of the proceeds from the sale and lease back of the facility in the United Kingdom. For the fiscal year 2007, cash provided in financing activities was $1,338,730, primarily consisting of net proceeds of short-term borrowings from the Company’s credit facilities, partially offset by paying off the mortgage on the Labcaire property.

Revolving Credit Facilities
Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance (“Llyods”). The amount of this facility bears interest at the bank’s base rate (5.5% and 4.5% at June 30, 2007 and 2006, respectively) plus 2%. The agreement expires on September 28, 2008 and covers all United Kingdom and European sales. At June 30, 2007, the balance outstanding under this credit facility was $897,208 and Labcaire is not in violation of financial covenants.

Labcaire had an overdraft facility with Lloyds which was secured by the Labcaire building. All amounts borrowed under this facility were paid when the Labcaire building was sold and the overdraft credit facility was cancelled.

On December 29, 2006 the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated (collectively referred to as the “Borrowers”) and Wells Fargo Bank National Association entered into a (i) Credit and Security Agreement and (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreements as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon to occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, deposit accounts, property, plant and equipment, general intangibles, intellectual property, inventory, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.

The Credit Agreements contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss (as defined in the Credit Agreements) of more than $150,000 for the fiscal quarter ending June 30, 2007; and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more that $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At June 30, 2007, the Borrowers were in compliance with the financial covenants.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreement). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of ½ % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At June 30, 2007, the balance outstanding under the Credit Agreements was $3,133,572. The amounts available to borrow are determined based on specified percentages of the Borrowers eligible trade receivables and inventories. An additional $331,000 was available to borrow at June 30, 2007.

Commitments
The Company has commitments under a revolving credit facility, note payable, mortgage and capital and operating leases that will be funded from operating sources. At June 30, 2007, the Company’s contractual cash obligations and commitments relating to the revolving credit facility and capital and operating leases are as follows:

Commitment	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Revolving credit facility	$4,030,000	$-	$-	$-	$4,030,000
Note payable	295,000	-	-	-	295,000
Capital leases	327,000	196,000	14,000	-	537,000
Operating leases	1,124,000	2,260,000	839,000	1,202,000	5,425,000
	$5,776,000	$2,456,000	$853,000	$1,202,000	$10,287,000

Labcaire sold its owned building in the United Kingdom in June 2007 in a sale and leaseback agreement with TESCO. The lease with TESCO expires June 2017. The rental amount is 20,000 per month.

On September 6, 2007, but effective as of August 30, 2007, the Company and Phillips entered into the Agreement. Pursuant to the Agreement, the Company and Phillips resolved certain disputes between them concerning the purchase price to be paid by the Company for shares of the common stock of Sonora owned by Phillips. The Company owned ninety (90%) percent of the outstanding shares of Sonora prior to the execution of the Agreement.

Pursuant to the Agreement, the Company will pay Phillips the aggregate sum of $1,214,780 (the “Purchase Price”). The Company paid Phillips $296,118 on June 7, 2007 and $311,272 on August 30, 2007. The Company will pay the balance of the Purchase Price in two (2) installments with the final installment due on March 1, 2008.

The shares of Acoustic being sold to the Company are being held in escrow and released pro-rata with each installment payment of the Purchase Price.

The effect of this transaction will be to increase goodwill by $969,800, decrease minority interest by $149,737 and record interest expense of $95,242.

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

Foreign Exchange Rates:
Approximately 27% of the Company’s revenues in fiscal 2007 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.93 and 1.78 for the fiscal year ended June 30, 2007 and 2006, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. Misonix Ltd. invoices certain customers in Euros and as a result there is an exchange rate exposure between the English Pound and the Euro. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 8.  Financial Statements and Supplemental Data.

The reports of independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See “Index to Consolidated Financial Statements” on page 51.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial data for each quarter of fiscal 2007, 2006 and 2005. Although unaudited, this information has been prepared on a basis consistent with the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

QUARTERLY FINANCIAL DATA:

	FISCAL 2007
	Q1	Q2	Q3	Q4	YEAR
Net sales	$9,642,878	$10,639,086	$10,583,924	$11,566,017	$42,431,905

Gross profit	3,931,866	4,786,755	4,459,997	4,528,773	17,707,391

Operating expenses	4,821,739	5,055,433	5,353,185	4,896,099	20,126,456

Loss from operations	(889,873)	(268,678)	(893,188)	(367,326)	(2,419,065)

Other income	133,658	141,417	81,267	7,477	363,819

Minority interest in net income (loss) of consolidated subsidiaries	31,339	(5,840)	(38,318)	(28,115)	(40,934)

Income tax benefit	(245,138)	(144,975)	(244,567)	(30,115)	(664,795)

Net income (loss)	($542,416)	$23,554	($529,036)	($301,619)	($1,349,517)

Net loss per share-Basic	($.08)	$-	($.08)	($.04)	($.19)

Net loss per share -Diluted	($.08)	$-	($.08)	($.04)	($.19)

	FISCAL 2006
	Q1	Q2	Q3	Q4	YEAR
Net sales	$9,213,486	$10,376,318	$10,279,301	$9,618,188	$39,487,293

Gross profit	3,538,445	3,971,453	4,062,525	3,120,587	14,693,010

Operating expenses	5,315,150	4,932,445	5,353,095	5,666,359	21,267,049

Loss from operations	(1,776,705)	(960,992)	(1,290,570)	(2,545,772)	(6,574,039)

Other income	174,859	139,332	144,143	94,515	552,849

Minority interest in net income (loss) of consolidated subsidiaries	16,339	2,785	(6,465)	(113)	12,546

Income tax benefit	(312,822)	(317,340)	(310,844)	(1,333,293)	(2,274,299)

Net loss	($1,305,363)	($507,105)	($829,118)	($1,117,851)	($3,759,437)

Net loss per share-Basic	($.19)	($.07)	($.12)	($.16)	($.55)

Net loss per share -Diluted	($.19)	($ .07)	($.12)	($.16)	($.55)

	FISCAL 2005
	Q1	Q2	Q3	Q4	YEAR
Net sales	$10,605,456	$10,747,686	$10,998,745	$14,031,089	$46,382,976

Gross profit	4,516,130	4,557,132	4,668,288	5,772,190	19,513,740

Operating expenses	4,027,861	4,483,401	4,798,272	5,644,865	18,954,399

Income (loss) from operations	488,269	73,731	(129,984)	127,325	559,341

Other income	203,339	150,554	195,111	133,229	682,233

Minority interest in net income (loss) of consolidated subsidiaries	15,439	11,807	29,083	(43,199)	13,130

Income tax provision (benefit)	259,902	34,142	32,683	(33,988)	292,739

Net income	$416,267	$178,336	$3,361	$337,741	$935,705

Net income per share-Basic	$.06	$.03	$.00	$.05	$.14

Net income per share -Diluted	$.06	$.03	$.00	$.05	$.13

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .

On November 14, 2005, Ernst & Young LLP (“E&Y”) informed Misonix that it was resigning as Misonix’s independent auditor.

The report of E&Y on Misonix’s financial statements as of and for the fiscal year ended June 30, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended June 30, 2005 and through the date of E&Y's resignation, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its report on Misonix’s financial statements for such years.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act ) during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information .

None.

Item 9A (T).  Controls and Procedures.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Company currently has six Directors. Their term expires at the Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

Name	Age	Principal Occupation	Director Since

John Gildea	64	Director	2004

Howard Alliger	80	Director	1971

Dr. Charles Miner III	56	Director	2005

T. Guy Minetti	56	Director	2003

Thomas F. O’Neill	61	Director	2003

Michael A. McManus, Jr.	64	Director, President and	1998
		Chief Executive Officer
Richard Zaremba	52	Senior Vice President, Chief
		Financial Officer, Secretary and Treasurer	—

Dr. W. Paul Constantine*	36	Senior Vice President, Strategic Planning And New Product Development	—

Dan Voic	45	Vice President of Research and Development and Engineering	—

Ronald Manna	53	Vice President of New Product Development and Regulatory Affairs	—

Frank Napoli	50	Vice President of Operations	—

*Dr. W. Paul Constantine resigned from the Company in January 2007.

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

T. Guy Minetti is the founder and Managing Director of Senior Resource Advisors LLC. a management consulting firm. Prior to being Managing Director of Senior Resource Advisors LLC, Mr. Minetti served as the Vice Chairman of the Board of Directors of 1-800-Flowers.Com, a publicly-held specialty gift retailer based in Westbury, New York. Before joining 1-800-Flowers.Com in 2000, Mr. Minetti was the Managing Director of Bayberry Advisors, an investment-banking boutique he founded in 1989 to provide corporate finance advisory services to small-to-medium-sized businesses. From 1981 through 1989, Mr. Minetti was a Managing Director of the investment banking firm, Kidder, Peabody & Company. While at Kidder, Peabody, Mr. Minetti worked in the investment banking and high yield bond departments. Mr. Minetti is a graduate of St. Michael’s College.

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

Michael A. McManus, Jr., became President and Chief Executive Officer of the Company in November 1999. From November 1991 to March 1999, Mr. McManus was President and Chief Executive Officer of New York Bancorp, Inc. Prior to New York Bancorp, Inc., Mr. McManus held senior positions with Jamcor Pharmaceutical, Inc., Pfizer, Inc. and Revlon Corp. Mr. McManus also spent several years as an Assistant to President Reagan. Mr. McManus serves on the Board of Directors of the following publicly traded companies: American Home Mortgage Holdings, Inc.; Liquid Audio, Inc.; and Novavax, Inc. Mr. McManus holds a B.A. degree in Economics from the University of Notre Dame and a Juris Doctorate from Georgetown University Law Center.

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

Frank Napoli became Vice President of Operations in September 2004. From March 2004 to September 2004, Mr. Napoli was Vice President of Manufacturing for Spellman High Voltage Electronics Corp. Previously, Mr. Napoli was Director of Manufacturing for Telephonics Corporation. Mr. Napoli holds a B.S. degree in Mechanical Engineering from the New York Institute of Technology.

Executive officers are elected annually by, and serve at the discretion of, the board of directors.

	DIRECTOR COMPENSATION FOR THE 2007 FISCAL YEAR
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total
Michael A. McManus Jr.	-0-	-0-	-0-

John Gildea	23,750	44,850	68,600

Howard Alliger	18,750	44,850	63,600

Dr. Charles Miner III	23,750	44,850	68,600

T. Guy Minetti	28,750	44,850	73,600

Thomas F. O’Neill	23,750	44,850	68,600

Outstanding options at fiscal year end for Messrs. O’Neill and Minetti are 60,000 shares; Mr. Alliger is 70,000 shares and Messrs. Gildea and Miner are 30,000 shares. Each non-employee director receives an annual fee of $15,000. For the fiscal year ended June 30, 2007, options to purchase 15,000 shares of Common Stock were granted to each non-employee director. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2007.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K. The Company has also made the Code of Ethics available on its website at www.MISONIX.COM .

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Messrs. Gildea, Miner, Minetti and O’Neill. The Board of Directors has determined that each member of the Audit Committee is “independent” not only under the Qualitative Listing Requirements of Nasdaq but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that Messrs. Gildea, Minetti and O’Neill are “audit committee financial experts” within the definition contained in a final rule adopted by the SEC.

Compensation Committee Interlocks and Insider Participation

Messrs. Alliger, Minetti, O’Neill and Gildea are the members of the Compensation Committee (the “Compensation Committee”). No member of the Compensation Committee is an officer or employee, or former officer or employee, of Misonix, and no member of the Compensation Committee had any relationship with Misonix requiring disclosure under Item 404 of Regulation S-K. No interlocking relationship exists between the members of Misonix’s Compensation Committee and the Board of Directors or compensation of any other company.

Director Independence

The Company is required to have a Board of Directors a majority of whom are “independent” as defined by the NASD listing standards and to disclose those directors that the Board of Directors has determined to be independent. Based on such definition, the Board of Directors has determined that all directors other than Mr. McManus, who is an officer of the Company, are independent.

The Company is required to have an audit committee of at least three members composed solely of independent directors. The Board of Directors is required under the NASD listing standards to affirmatively determine the independence of each director on the Audit Committee. The Board has determined that each member of the Audit Committee is “independent” not only under the NASD listing standards but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that Messrs. Minetti, O’Neill and Gildea are “audit committee financial experts” within the definition contained in a final rule adopted by the SEC.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our compensation program is intended to:

·	Attract, motivate, retain and reward employees of outstanding ability;
·	Link changes in employee compensation to individual and corporate performance;
·	Align employees’ interests with those of the stockholders.

The ultimate objective of our compensation program is to increase shareholder value. We seek to achieve these objectives with a total compensation approach which takes into account a competitive base salary, bonus pay based on the annual performance of the Company and individual goals and stock option awards.

Base Salaries

Base salaries paid to executives are intended to attract and retain highly talented individuals. In setting base salaries, individual experience, individual performance, the Company performance and job responsibilities during the year are considered. Executive salaries are reconciled by Human Resources and evaluated against local companies of similar size and nature.

Annual Bonus Plan Compensation

The Compensation Committee of the Board of Directors approves annual performance based compensation. The purpose of the annual bonus based compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendation from the Chief Executive Officer is evaluated and approved by the Compensation Committee for all employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula but is discretionary. The Chief Executive Officer’s bonus compensation is derived from the Board of Directors’ recommendation to the Compensation Committee based upon the Chief Executive Officer’s performance and Company performance and is not based on a specific formula but is discretionary.

Stock Option Awards

Stock option awards are indented to attract and retain highly talented executives, to provide an opportunity for significant compensation when overall Company performance is reflected in the stock price, and to help align executives’ and shareholders’ interests. Stock options are typically granted at the time of hire to key new employees and annually to a broad group of existing key employees, including executive officers.

Annual option grants to executive officers are made in the form of incentive stock options (“ISO’s”) to the fullest extent permitted under tax rules, with the balance granted in the form of nonqualified stock options (“NQSO’s”). ISO’s have potential income tax advantage for executives if the executive disposes of the acquired share after satisfying certain holding periods. Tax laws provide that the aggregate grant, at date of grant for market value of ISO’s that become exercisable for any employee in any year may not exceed $100,000.

Our current standard vesting schedule for all employees is 25% on the first anniversary of the date of grant, 50% on the second anniversary of the date of grant, 75% on the third anniversary of the date of grant and 100% on the fourth anniversary of the date of grant.

401 (k) Plan

Our Individual Deferred Tax and Savings Plan (the “401 (k) plan”) is a tax qualified retirement savings plan pursuant to which all of the Company’s U.S. employees may defer compensation under Section 401 (k) of the Internal Revenue. The Company contributes an amount equal to 25% of salary contributed under the 401 (k) plan by an eligible employee, up to the maximum allowed under the Internal Revenue Code. We do not provide any supplemental retirement benefits to executive officers.

Change in Control benefits

Change in control benefits are intended to diminish the distinction that executives would face by virtue of the personal uncertainties created by a pending or threatened change in control and to assure that the Company will continue to have the executive’s full attention and services at all time. Our change in control benefits are designed to be competitive with similar benefits available at companies with which we compete for executives’ talent. These benefits, as one element of our total compensation program, help the Company attract, retain and motivate highly talented executives.

Mr. McManus has an agreement that provides, after a change in control of the Company for a one-time additional compensation payment equal to his annual base salary and a bonus of no less than two hundred and fifty thousand ($250,000) dollars. Mr. Zaremba has an agreement for the payment of six months of annual base salary upon a change in control of the Company. Mr. Manna has an agreement with the Company which provides for the payment of six months severance upon his termination for any reason.

Tax deductibility of Executive Compensation

Section 162 (m) of the Internal Revenue Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2007, there was no executive officer’s compensation that exceeded $1,000,000.

Compensation Committee Report

The Compensation Committee has received and discussed the Compensation Discussion and Analysis section above with management and, based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

Howard Alliger
T. Guy Minetti
Thomas F. O’Neill
John W. Gildea

The following table sets forth information for the fiscal year ended June 30, 2007 concerning the compensation awarded to, earned by or paid to our named executive officers during Fiscal 2007 for services rendered to the Company.

SUMMARY COMPENSATION TABLE FOR THE 2007 FISCAL YEAR

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Options Awards ($)	Total ($)

Michael A. McManus, Jr.	2007	$275,000	−	-	275,000
President and Chief	2006	275,000	-	-	275,000
Executive Officer	2005	275,000	250,000	401,875	926,875

Richard Zaremba	2007	183,790	23,000	23,640	230,430
Senior Vice President,	2006	178,437	28,000	45,680	252,117
Chief Financial Officer,	2005	170,740	33,000	109,062	312,802
Secretary and Treasurer

Dan Voic	2007	126,915	18,000	15,760	160,675
Vice President of	2006	123,224	20,000	28,550	171,774
Research and Development and	2005	119,600	22,000	72,708	214,308
Engineering

Ronald Manna	2007	111,342	5,000	5,910	122,252
Vice President- New Product	2006	108,099	5,000	11,420	124,519
Development and Regulation Affairs	2005	104,948	4,000	24,236	133,184

Frank Napoli	2007	121,690	7,000	7,880	136,570
Vice President- Operations	2006	118,146	7,000	7,200	132,846
	2005	90,824	-	-	90,824

Dr. W. Paul Constantine (1)	2007	101,563	20,000	19,700	141,263
Senior Vice President-Strategic	2006	153,601	-	61,080	214,681
Planning and New Product Development	2005	-	-	-	-

(1) Dr. Constantine is no longer employed by the Company

Employment Agreements

In October 2005, the Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2007 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company-provided automobile. The agreement also provides for a discretionary bonus.

In conformity with the Company's policy, all of its directors, officers and employees execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without the prior approval of the Company. Mr. Manna has an agreement with the Company which provides for the payment of six months’ severance upon his termination for any reason. Mr. McManus and Zaremba have an agreement for the payment of six months’ annual base salary upon a change in control of the Company. Mr. McManus shall be entitled to a one-time additional compensation payment equal to a payment of the annual base salary and a bonus of no less than $250,000. The Company's employment agreement with Mr. McManus also contains non-competition provisions that preclude him from competing with the Company for a period of 18 months from the date of his termination of employment.

	GRANTS OF PLAN-BASED AWARDS FOR THE 2007 FISCAL YEAR

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (a)
Michael A. McManus, Jr.	−	−	−	−

Richard Zaremba	10/20/2006	12,000	3.45	23,640

Dan Voic	10/20/2006	8,000	3.45	15,760

Ronald Manna	10/20/2006	3,000	3.45	5,910

Frank Napoli	10/20/2006	4,000	3.45	7,880

Dr. W. Paul Constantine	10/20/2006	10,000	3.45	19,700

(a) The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.7%; no dividend yield; volatility factor of the expected market price of the Common Stock of 53.8%, and a weighted-average expected life of the options of six years.

	OUTSTANDING EQUITY AWARDS FOR THE 2007 FISCAL YEAR
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Michael A. McManus Jr.	250,000	-		5.06	10/07/08
	250,000	-		7.375	10/13/10
	150,000	-		6.07	10/17/11
	150,000	-		5.10	09/30/12
	125,000	-		4.66	11/01/13
	125,000	-		5.18	11/01/14
Richard Zaremba	7,500	-		7.3125	08/09/10
	7,500	-		6.12	05/08/11
	16,000	-		6.07	10/17/11
	20,000	-		5.10	09/30/12
	15,000	-		4.70	09/16/13
	8,000	4,000	(1)	8.00	09/15/14
	2,667	5,333	(2)	7.60	09/27/15
	1,000	3,000	(3)	5.82	02/07/16
	-	12,000	(4)	3.45	10/20/16
Dan Voic	7,500	-		7.57	07/28/08
	7,500	-		7.3125	08/09/10
	2,210	-		6.07	10/17/11
	6,700	-		5.10	09/30/12
	15,000	-		4.70	09/16/13
	8,000	4,000	(1)	8.00	09/15/14
	1,667	3,333	(2)	7.60	09/26/15
	625	1,875	(3)	5.82	02/07/16
	-	8,000	(4)	3.45	10/20/16
Ronald Manna	15,000	-		12.33	09/09/07
	10,000	-		18.50	10/21/07
	5,000	-		5.50	01/13/09
	15,000	-		3.09	03/31/09
	15,000	-		7.3125	08/09/10
	10,000	-		6.07	10/17/11
	5,000	-		5.10	09/30/12
	2,667	1,333	(1)	8.00	09/15/14
	667	1,333	(2)	7.60	09/26/15
	250	750	(3)	5.82	02/07/16
	-	3,000	(4)	3.45	10/20/16
Frank Napoli	667	1,333	(2)	7.60	09/26/15
	250	750	(3)	5.82	02/07/16
	-	4,000	(4)	3.45	10/20/16
Dr. W. Paul Constantine	-	-		-	-

(1) Options issued 09/15/04 and vest equally over 3 years
(2) Options issued 09/27/05 and vest equally over 3 years
(3) Options issued 02/07/06 and vest equally over 4 years
(4) Options issued 10/15/06 and vest equally over 4 years

OPTIONS EXERCISES AND STOCK VESTED TABLE FOR FISCAL YEAR 2007

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Michael A. McManus Jr.	20,000	22,000
Richard Zaremba	-	-
Dan Voic	-	-
Ronald Manna	-	-
Frank Napoli	-	-
Dr. W. Paul Constantine	-	-

Stock Options

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2007, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued).

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2007, options to purchase 291,278 shares were outstanding at exercise prices ranging from $3.07 to $18.50 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 250,000 shares were outstanding at exercise prices ranging from $.73 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2007, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 197,372 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2007, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised, options to purchase 90,000 shares have been forfeited (of which none have been reissued) and there are no shares available for future granting.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2007, options to purchase 385,675 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2007, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 106,752 shares under the 1998 Plan have been forfeited (of which options to purchase 69,275 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2007, options to purchase 824,298 shares were outstanding under the 2001 Plan at exercise prices ranging from $3.45 to $8.00 per share with a vesting period of one to four years. At June 30, 2007, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 168,987 shares under the 2001 Plan have been forfeited (of which 142,906 options have been reissued).

In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan covering an aggregate of 200,000 shares of Common Stock. At June 30, 2007, there were no options to purchase shares outstanding under the 2005 Employee Equity Incentive Plan. At June 30, 2007, options to purchase 75,000 shares were outstanding under the 2005 Non- Employee Director Stock Option Plan at an exercise price of $5.42 with a vesting period over four years equally. At June 30, 2007, there were no options exercised.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 15, 2007, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent of Class

Michael A. McManus, Jr	1,233,251	(2)	15.2
Gary Gelman	458,947		6.6
Howard Alliger	446,608	(3)	6.2
Ronald Manna	109,311	(4)	1.5
Richard Zaremba	91,833	(5)	1.3
Dan Voic	56,118	(6)	*
W. Paul Constantine	¾
T. Guy Minetti	57,000	(7)	*
Thomas F. O’Neill	57,000	(8)	*
John W. Gildea	20,000	(9)	*
Charles Miner	20,000	(10)	*
Frank Napoli	1,583	(11)	*

All executive officers and Directors as a group (eleven people)

	2,092,704	(12)	24.5

*Less than 1%

(1)
Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Mr. Gelman has an office address c/o American Claims Evaluation, Inc., One Jericho Plaza, Jericho, New York, 11753.

(2)	Includes 1,050,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.
(3)	Includes 55,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.
(4)	Includes 85,417 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.
(5)	Includes 86,333 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.
(6)	Includes 56,118 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.
(7)	Includes 50,000 shares which Mr. Minetti has the right to acquire upon exercise of stock options which are currently exercisable.
(8)	Includes 50,000 shares which Mr. O’Neill has the right to acquire upon exercise of stock options which are currently exercisable.
(9)	Includes 20,000 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.
(10)	Includes 20,000 shares which Dr. Miner has the right to acquire upon exercise of stock options which are currently exercisable.
(11)	Includes 1,583 shares which Mr. Napoli has the right to acquire upon exercise of stock options which are currently exercisable.
(12)	Includes the shares indicated in notes (2), (3), (4), (5), (6), (7), (8), (9), (10) and (11).

Item 13.  Certain Relationships and Related Transactions.

None.

 Item 14.  Principal Accountant Fees and Services.

Audit Fees:

Grant Thornton LLP billed the Company in the amounts of $336,449 and $84,240 in the aggregate for services rendered for the audit of the Company’s 2007 and 2006 fiscal years, respectively, and the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2007 and 2006 fiscal years, respectively.

Audit-Related Fees:

Grant Thornton LLP did not render any audit-related services, as defined by the SEC, to the Company for the fiscal years ended June 30, 2007 and 2006.

Tax Fees:

Grant Thornton LLP did not render any tax related services, as defined by the SEC, to the Company for the fiscal year ended June 30, 2007.

Grant Thornton billed the Company $38,019 in the aggregate for professional services for tax compliance, tax advice and tax planning for the Company’s 2006 fiscal year.

All Other Fees:

Grant Thornton LLP billed the Company for an audit of the Company’s 401K plan ending December 31, 2005 in the amount of $20,800.

Policy on Pre-approval of Independent Registered Public Accounting Firm Services:

The charter of the Audit Committee provides for the pre-approval of all audit services and all permitted non-audit services to be performed for Misonix by the independent registered public accounting firm, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm include the Audit Committee reviewing audit-related services, tax services, and other services. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Committee. All the services described in Tax Fees and All Other Fees, above, were approved by the Audit Committee in accordance with its pre-approval policies and procedures.

PART IV

Item 15.  Exhibits and Financial Statement Schedules .

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

		Schedule II - Valuation and Qualifying Accounts and Reserves.

	3.	Exhibits

3(a)	Restated Certificate of Incorporation of the Company. (1)

3(b)	By-laws of the Company.

10(a)	Lease extension and modification agreement dated October 31, 1992. (3)

10(b)	Stock Option Plan. (1)

10(g)	Settlement and License Agreement dated March 12, 1984 between the Company and Mettler Electronics Corporation. (1)

10(j)	Assignment Agreement between the Company and Robert Ginsburg. (2)

10(k)	Subscription Agreement between the Company and Labcaire. (2)

10(l)	Option Agreements between the Company and each of Graham Kear, Geoffrey Spear, John Haugh, Martin Keeshan and David Stanley. (2)

10(n)	Form of Director's Indemnification Agreement. (2)

10(s)	Severance Agreement between the Company and Ronald Manna. (4)

10(u)	Option Agreement dated September 11, 1995 between the Company and Medical Device Alliance, Inc. (4)

10(w)	Amendment to agreement with principal shareholders of Labcaire Systems Ltd. (5)

10(y)	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (6)

10(z)	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (6)

10(aa)	Amendment No. 1 dated January 23, 1997 to Underwriters’ Warrant Agreement. (6)

10(bb)	1996 Non-Employee Director Stock Option Plan. (7)

10(cc)	1996 Employee Incentive Stock Option Plan. (7)

10(ee)	1998 Employee Stock Option Plan. (8)

10(ff)	Investment Agreement, dated as of May 3, 1999, by and between the Company and Focus Surgery, Inc. (10)

10(gg)	Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations, Inc. (10)

10(ii)	Exclusive License Agreement dated as of February, 2001 between the Company and Medical Device Alliance, Inc. (10)

10(jj)	Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems. (10)

10(kk)	6% Secured Convertible Debenture, dated April 12, 2001, by Focus Surgery, Inc. payable to the Company. (9)

10(ll)	Asset Purchase Agreement dated January 16, 2001, by and among the Company, Fibra-Sonics, Inc., Mary Anne Kirchschlager, James Kirchschlager and James Conrad Kirchschlager. (9)

10(mm)	Purchase and Sale Agreement, dated July 28, 2000, by and between CraMar Technologies, Inc., Acoustic Marketing Research, Inc. and Randy Muelot. (9)

10(oo)	5.1% Secured Convertible Debenture, dated November 7, 2000, by Focus Surgery, Inc. payable to the Company. (9)

10(pp)	Asset Purchase Agreement by and between Perceptron, Inc. and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems. (9)

10(qq)	First Amendment to Employment Agreement, dated October 13, 2000, by and between the Company and Michael A. McManus, Jr. (9)

10(ss)	6 % Secured Convertible Debenture, dated July 31, 2001, by Focus Surgery, Inc. payable to the Company. (11)

10(tt)	Second Amendment to Employment Agreement dated October 31, 2002 by and between the Company and Michael A. McManus, Jr. (12)

10(uu)	Amendment No. 4 to the Loan and Security Agreement. (14)

10(vv)	Letter Agreement dated as of February 13, 2006. (15)

10(ww)	Amendment No. 5 to the Loan and Security Agreement. (15)

10(xx)	Letter Agreement dated as of May 12, 2006. (16)

10(yy)	Amendment No. 6 to the Loan and Security Agreement. (16)

10(zz)	2005 Employee Equity Incentive Plan. (17)

10(aaa)	2005 Non-Employee Director Stock Option Plan. (17)

10(bbb)	Letter Agreement dated as of September 12, 2006. (18)

10(ccc)	Amendment No. 7 to the Loan and Security Agreement. (18)

10(ddd)	Letter Agreement dated November 14, 2006. (19)

10(eee)
Credit and Security Agreement, dated December 29, 2006, By and Between MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated Acting through its Wells Fargo Business Credit operating division. (20)

10(fff)
Credit and Security Agreement (Ex-Im Subfacility), dated December 29, 2006, By and Between MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated and Wells Fargo Bank, National Association Acting through its Wells Fargo Business Credit operating division. (20)

10(ggg)
Export-Import Bank of the United States Working Capital Guarantee Program, Borrower Agreement, dated December 29, 2006, made by MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated. (20)

10(hhh)	Security Agreement, dated as of December 29, 2006, by and between MISONIX, INC. and Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division. (20)
10(iii)
Patent and Security Agreement, dated as of December 29, 2006, by and between MISONIX, INC. and Wells Fargo Bank, National Association Acting through its Wells Fargo Business Credit operating division. (20)

10(jjj)	Letter Agreement, dated December 29, 2006, by and between MISONIX, INC. and Bank of America, N.A. (20)

10(kkk)
Amendment to Credit and Security Agreement dated May 10, 2007, by and among MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated and Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division. (21)

10(lll)	Settlement Agreement dated as of August 30, 2007, by and between MISONIX, INC. and William H. Phillips. (22)

14	Code of Ethics. (13)

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 33-43585).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 1992.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1993.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1995.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1996.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1997.
(7)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.
(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-78795).
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the fiscal year 2001.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the fiscal year 2002.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2003.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2004.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-k filed on September 30, 2005.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-k filed on February 17, 2006.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-k filed on May 18, 2006.
(17)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders held on December 14, 2005.
(18)	Incorporated by reference from the Company’s Current Report Form 8-K filed on September 29, 2006.
(19)	Incorporated by reference from the Company’s Current Report Form 8-K filed on November 20, 2006.
(20)	Incorporated by reference from the Company’s Current Report Form 8-K filed on January 04, 2007.
(21)	Incorporated by reference from the Company’s Current Report Form 8-K filed on May 16, 2007.
(22)	Incorporated by reference from the Company’s Current Report Form 8-K filed on September 7, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

Date: September 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr.	President, Chief Executive	September 27 , 2007
Michael A. McManus, Jr.	Officer, and Director
(principal executive officer)

/s/ Richard Zaremba	Senior Vice President,	September 27 , 2007
Richard Zaremba	Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

/s/ Howard Alliger	Director	September 27 , 2007
Howard Alliger

/s/ T. Guy Minetti	Director	September 27 , 2007
T. Guy Minetti

/s/ Thomas F. O’Neill	Director	September 27 , 2007
Thomas F. O’Neill

/s/ John Gildea	Director	September 27 , 2007
John Gildea

/s/ Charles Miner III	Director	September 27 , 2007
Charles Miner III

Item 15(a)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MISONIX, INC. and Subsidiaries
Year Ended June 30, 2007

Page
Reports of Independent Registered Public Accounting Firm	52-53

Consolidated Balance Sheets—June 30, 2007 and 2006	54

Consolidated Statements of Operations—Years Ended June 30, 2007, 2006 and 2005	55

Consolidated Statements of Stockholders’ Equity—Years Ended June 30, 2007, 2006 and 2005	56

Consolidated Statements of Cash Flows—Years Ended June 30, 2007, 2006 and 2005	57-58

Notes to Consolidated Financial Statements	59
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MISONIX, INC. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (the “Company”) as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based payments as of July 1, 2005.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedule, Schedule II, Valuation and Qualifying Accounts, is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP
Melville, New York
September 21, 2007

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MISONIX, INC.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of MISONIX, INC. and subsidiaries (the “Company”) for the year ended June 30, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a) for the period ended June 30, 2005. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MISONIX, INC. and subsidiaries for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Melville, New York
August 26, 2005

MISONIX INC. and Subsidiaries
 Consolidated Balance Sheets

	June 30
	2007	2006
Current assets:
Cash	$2,900,358	$675,400
Accounts receivable, less allowance for doubtful accounts of $313,981 and $256,309, respectively	7,679,466	6,530,598
Inventories, net	11,903,294	11,307,226
Income tax receivable	-	821,589
Deferred income taxes	1,028,988	1,419,949
Prepaid expenses and other current assets	1,936,243	1,070,903
Total current assets	25,448,349	21,825,665

Property, plant and equipment, net	4,728,367	6,495,854
Deferred income taxes	2,827,009	1,039,824
Goodwill	5,008,549	4,673,713
Other assets	733,470	512,444
Total assets	$38,745,744	$34,547,500

Liabilities and stockholders' equity
Current liabilities:
Revolving credit facilities	$4,030,780	$1,333,334
Notes payable	295,308	238,708
Accounts payable	4,872,941	4,784,102
Accrued expenses and other current liabilities	3,957,643	2,963,762
Foreign income taxes payable	672,330	34,935
Current portion of deferred gain from sale and leaseback of building	160,000	-
Current maturities of long-term debt and capital lease obligations	294,257	367,823
Total current liabilities	14,283,259	9,722,664

Long-term debt and capital lease obligations	177,059	1,145,279
Deferred lease liability	380,068	378,031
Deferred income taxes	300,206	282,455
Deferred gain from sale and leaseback of building	1,438,966	-
Deferred income	494,261	422,634
Total liabilities	17,073,819	11,951,063

Commitments and contingencies

Minority interest	265,284	341,631

Stockholders' equity:
Common stock, $.01 par value-shares authorized 10,000,000; 7,079,169 and 6,978,169 issued, and 7,001,369 and 6,900,369 outstanding, respectively	70,792	69,782
Additional paid-in capital	24,871,444	24,548,536
Accumulated deficit	(3,507,788)	(2,158,271)
Accumulated other comprehensive income	384,617	207,183
Treasury stock, 77,800 shares	(412,424)	(412,424)
Total stockholders' equity	21,406,641	22,254,806

Total liabilities and stockholders' equity	$38,745,744	$34,547,500

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Operations

	Year ended June 30,
	2007	2006	2005

Net sales	$42,431,905	$39,487,293	$46,382,976

Cost of goods sold	24,724,514	24,794,283	26,869,236
Gross profit	17,707,391	14,693,010	19,513,740

Operating expenses:
Selling expenses	7,596,154	7,428,155	6,587,108
General and administrative expenses	9,417,038	10,211,492	8,462,228
Research and development expenses	3,113,264	3,627,402	3,486,063
Litigation expense	−	−	419,000
Total operating expenses	20,126,456	21,267,049	18,954,399
(Loss) income from operations	(2,419,065)	(6,574,039)	559,341

Other income (expense):
Interest income	63,819	77,257	62,101
Interest expense	(579,522)	(233,852)	(231,566)
Royalty income and license fees, net of royalty expense of $69,923, $109,727 and $106,906, respectively	788,813	724,082	858,721
Foreign currency exchange gains (losses)	148,838	(14,813)	-
Other	(58,129)	175	(7,023)
Total other income	363,819	552,849	682,233

(Loss) income before minority interest and income taxes	(2,055,246)	(6,021,190)	1,241,574

Minority interest in net (loss) income of consolidated subsidiaries	(40,934)	12,546	13,130

(Loss) income before provision for income taxes	(2,014,312)	(6,033,736)	1,228,444
Income tax (benefit) provision	(664,795)	(2,274,299)	292,739
Net (loss) income	($1,349,517)	($3,759,437)	$935,705
Net (loss) income per share- Basic	($.19)	($.55)	$0.14

Net (loss) income per share - Diluted	($.19)	($.55)	$0.13

Weighted average common shares outstanding -Basic	6,942,633	6,868,535	6,788,341

Weighted average common shares outstanding - Diluted	6,942,633	6,868,535	6,983,699

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2007, 2006 and 2005
	Common Stock $.01 Par Value		Treasury Stock
	Number of Shares	Amount	Number of shares	Amount	Additional paid-in capital	Retained earnings (accumulated Deficit)	Accumulated other comprehensive income	Total stockholders’ equity
Balance, June 30, 2004	6,816,253	$68,163	(77,800)	$(412,424)	$23,116,602	$665,461	$305,374	$23,743,176
Net income	-	-	-	-	-	935,705	-	935,705
Foreign currency translation adjustment	-	-	-	-	-	-	(88,265)	(88,265)
Comprehensive income	-	-	-	-	-	-	-	847,440
Exercise of employee options	86,499	865	-	-	502,679	-	-	503,544
Balance, June 30, 2005	6,902,752	$69,028	(77,800)	$(412,424)	$23,619,281	$1,601,166	$217,109	$25,094,160
Net loss	-	-	-	-	-	(3,759,437)	-	(3,759,437)
Foreign currency translation adjustment	-	-	-	-	-	-	(9,926)	(9,926)
Comprehensive loss	-	-	-	-	-	-	-	(3,769,363)
Exercise of employee options	75,417	754	-	-	380,759	-	-	381,513
Income tax benefit from exercise of employee stock options	-	-	-	-	39,839	-	-	39,839
Stock-based compensation	-	-	-	-	508,657	-	-	508,657
Balance, June 30, 2006	6,978,169	$69,782	(77,800)	$(412,424)	$24,548,536	$(2,158,271)	$207,183	$22,254,806
Net loss	-	-	-	-	-	(1,349,517)	-	(1,349,517)
Foreign currency translation adjustment	-	-	-	-	-	-	177,434	177,434
Comprehensive loss	-						-	(1,172,083)
Exercise of employee options	101,000	1,010	-	-	133,560	-	-	134,570
Income tax benefit from exercise of employee stock options	-	-	-	-	4,978	-	-	4,978
Stock-based compensation	-	-	-	-	184,370	-	-	184,370
Balance, June 30, 2007	7,079,169	$70,792	(77,800)	($412,424)	$24,871,444	($3,507,788)	$384,617	$21,406,641

See Accompanying Notes to Consolidated Financial Statements .

MISONIX INC. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended June 30,
	2007	2006	2005
Operating activities
Net (loss) income	($1,349,517)	($3,759,437)	$935,705
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense	135,986	112,633	25,171
Litigation expense	-	-	419,000
Deferred income tax (benefit) expense	(1,302,167)	(1,207,113)	119,271
Depreciation and amortization and other non-cash items	1,753,805	1,323,936	1,083,471
Loss on disposal of property, plant and equipment	59,672	254,796	173,906
Deferred income (loss)	71,627	(85,948)	(260,451)
Deferred leasehold costs	2,037	174,233	7,023
Minority interest in net (loss) income of subsidiaries	(40,934)	12,546	13,130
Stock-based compensation	184,370	508,657	-
Foreign currency gain	(227,060)	-	-
Other	-	6,131	-
Changes in operating assets and liabilities:
Accounts receivable	(1,056,630)	4,974,705	(4,234,591)
Inventories	(308,155)	(1,624,197)	(221,052)
Income tax receivable	785,097	(561,920)	(320,560)
Prepaid expenses and other current assets	(796,475)	265,100	(237,838)
Other assets	(318,539)	(143,472)	(116,151)
Accounts payable and accrued expenses	708,005	(594,654)	1,573,782
Foreign income taxes payable	615,347	-	(12,199)
Net cash used in operating activities	(1,083,531)	(344,004)	(1,052,383)

Investing activities

Acquisition of property, plant and equipment	(1,295,860)	(890,598)	(1,941,792)
Investment in UKHIFU	(60,233)	(200,000)	-
Proceeds from sale and leaseback of building	3,464,480	-	-
Proceeds from sale of equipment	103,084	-	-
Acquisition of minority interest	(279,884)	-	-
Net cash provided by (used in) investing activities	1,931,587	(1,090,598)	(1,941,792)

(continued on next page)

MISONIX INC. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year ended June 30,
	2007	2006	2005
Financing activities
Proceeds from short-term borrowings	$6,242,647	$1,059,956	$929,040
Payments of short-term borrowings	(3,605,821)	(1,371,441)	(398,221)
Principal payments on capital lease obligations	(378,095)	(424,545)	(338,533)
Payments of long-term debt	(1,059,549)	(59,607)	(57,384)
Proceeds from exercise of stock options	134,570	381,513	503,544
Income tax benefit - stock options	4,978	39,839	-
Net cash provided by (used in) financing activities	1,338,730	(374,285)	638,446

Effect of exchange rate changes on cash	38,172	(247)	397
Net (decrease) increase in cash	2,224,958	(1,809,134)	(2,355,332)
Cash at beginning of year	675,400	2,484,534	4,839,866
Cash at end of year	$2,900,358	$675,400	$2,484,534

Supplemental disclosure of cash flow information:
Cash paid for (received from):
Interest	$558,122	$237,103	$228,018
Income taxes (refunded), paid	($762,309)	($585,407)	$351,798

Supplemental disclosure of non-cash investing and financing activities:
Capital lease additions	$282,364	$372,424	$453,986
Inventory transferred to property, plant and equipment	$413,567	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of MISONIX, INC (“Misonix” or the “Company”) include the accounts of Misonix, its 100% owned subsidiary, Labcaire Systems, Ltd. (“Labcaire”), its 91.25% owned subsidiary, Acoustic Marketing Research, Inc. (“Acoustic”) doing business as Sonora Medical Systems (“Sonora”), its 100% owned subsidiary, Misonix, Ltd. Its 100% owned subsidiary Hearing Innovations, Inc. (“Hearing Innovations”) and its 60% owned subsidiary UKHIFU Limited (“UKHIFU”). The Company’s investment in Focus Surgery, Inc. (“Focus”) (See Note 2) is reported using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

The accompanying financial statements for the prior fiscal years contain certain reclassifications to conform with the presentation used in the fiscal year ended June 30, 2007.

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

Net sales, net (loss) income and total assets related to Sonora as of and for the years ended June 30, 2007, 2006 and 2005 were approximately $12,020,000, $260,000 and $7,292,000, respectively; $11,350,000, ($235,000) and $7,353,000, respectively and $11,067,000, $131,000 and $7,241,000, respectively.

On September 6, 2007, but effective August 30, 2007, the Company and William H. Phillips (“Phillips”) entered into a Settlement Agreement (the “Agreement”). Pursuant to the Agreement, the Company and Phillips resolved certain disputes between them concerning the purchase price to be paid by the Company for shares of the common stock of Acoustic owned by Phillips. The Company owned ninety (90%) percent of the outstanding shares of Acoustic prior to the execution of the Agreement.

Pursuant to the Agreement, the Company will pay Phillips the aggregate sum of $1,214,780 (the “Purchase Price”). The Company paid Phillips $296,118 on June 7, 2007 and $311,272 on August 30, 2007. The Company will pay the balance of the Purchase Price in two (2) installments with the final installment due on March 1, 2008.

The shares of Acoustic being sold to the Company are being held in escrow and released pro-rata with each installment payment of the Purchase Price.

The effect of this transaction will be to increase goodwill by $969,800, decrease minority interest by $149,737 and record interest expense of $95,242.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Hearing Innovations is located in Farmingdale, New York, and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus. Net sales, net (loss) and total assets related to Hearing Innovations as of and for the years ended June 30, 2007, 2006, and 2005 were approximately $0, ($94,000) and $55,000, respectively; $0, ($51,000) and $73,000, respectively; and $0, ($112,000) and $101,000, respectively.

In fiscal 2007, approximately 43% of the Company's net sales were to foreign markets. Labcaire, manufactures and sells the Company’s fume enclosure line, as well as its own range of laboratory and medical environmental control products, represents approximately 63% of the Company’s net sales to foreign markets. Labcaire also distributes the Company’s ultrasonic equipment for use in scientific and industrial markets, predominately in the United Kingdom. Sales by the Company in other major industrial countries are made primarily through distributors.

Labcaire, which began operations in February 1992, is located in North Somerset, England and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Labcaire has developed and manufactures an automatic endoscoped disinfection system which is used predominately in hospitals. Net sales, net (loss) income and total assets related to Labcaire as of and for the years ended June 30, 2007, 2006 and 2005 were approximately $11,398,000, ($206,000) and $11,168,000, respectively; $9,994,000, ($1,054,000) and $9,863,000, respectively; and $11,842,000, $172,000 and $11,335,000, respectively.

The following is an analysis of assets related to Labcaire:

	June 30,
	2007	2006	2005
Current assets	$7,552,000	$5,676,000	$7,124,000
Long - lived assets	3,616,000	4,187,000	4,211,000
Total assets	$11,168,000	$9,863,000	$11,335,000

Labcaire sold its building in the United Kingdom in June 2007 in a sale and leaseback transaction with TESCO Ltd. (“TESCO”). TESCO is utilizing the property to expand its operations which will require Labcaire to relocate to another facility upon TESCO receiving permission to expand from the local authorities. Labcaire sold the building for $3.6 million and recorded a deferred gain of $1.6 million which will be amortized over the 10 year lease period. Additionally, upon TESCO receiving permission to expand its facilities which is expected in the next 2 to 5 years, TESCO will cancel the lease and require Labcaire to vacate the premises. Upon Labcaire’s vacating the premises, TESCO will pay Labcaire an additional $1.5 million.

UKHIFU was incorporated in the United Kingdom in March 2006 and its operations prior to fiscal 2007 were insignificant to the Company. The net sales, net loss and total assets related to UKHIFU for the year ended June 30, 2007 were $1,148,000, ($140,000) and $317,000, respectively.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception up until fiscal 2007 have been insignificant to the Company. The net sales, net income and total assets related to Misonix, Ltd. for the year ended June 30, 2007 were $806,000, $168,000 and $917,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2007 and 2006. Cash balances outside the United States totaled $976,915 and $51,446 at June 30, 2007 and 2006, respectively.

Major Customers and Concentration of Credit Risk

Included in sales of medical device products, sales to United States Surgical (“USS”) in 2007, 2006 and 2005 were approximately $4,464,000, $4,461,000 and $5,778,000, respectively. Total royalties from USS related to their sales of the Company’s ultrasonic cutting product which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery were approximately $835,000, $810,000 and $940,000 during the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Accounts receivable from this customer were approximately $886,000 and $849,000 at June 30, 2007 and 2006, respectively. At June 30, 2007 and 2006, the Company’s accounts receivable with customers outside the United States were approximately $3,640,000 and $2,264,000, respectively, of which $2,128,000 and $1,776,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate.

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

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $500. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 8 years. Prior to the sale, depreciation of the Labcaire building was provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to adjust if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 8 years.

Fair Value of Financial Instruments

The book values of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments.   The carrying value of the Company’s debt approximates its fair value due to variable interest rates based on prime or other similar benchmark rates.

Revenue Recognition

The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenue on shipments to distributors in the same manner as with other customers. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements. Service contracts and royalty income is recognized when earned. Fee for use revenue is recognized when the procedure is performed.

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2007 and 2006.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of the common stock of Labcaire, 91.25% of the common stock of Sonora and the acquisitions of Fibra Sonics, Inc. (“Fibra Sonics”), Sonic Technologies Laboratory Services (“Sonic Technologies”), CraMar Technologies, Inc. (“CraMar”) and 60% of UKHIFU.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 (“SFAS 141”) and 142 (“SFAS 142”), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company completed its annual goodwill impairment tests for fiscal 2007 and 2006 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

Other Assets and Intangibles

The cost of acquiring or processing patents, trademarks, and other intellectual properties is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $421,000 and $351,000 at June 30, 2007 and 2006, respectively. Accumulated amortization totaled $224,000 and $166,000 at June 30, 2007 and 2006, respectively. Amortization expense for the years ended June 30, 2007, 2006 and 2005 was approximately $58,000, $41,000 and $32,000, respectively.

The following is a schedule of estimated future amortization expense as of June 30, 2007:

2008	$53,750
2009	40,444
2010	35,667
2011	34,850
2012	33,190
Thereafter	223,270
$421,171

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

	Year ended June 30,
	2007	2006	2005
Weighted average common shares outstanding	6,942,633	6,868,535	6,788,341
Dilutive effect of stock options	-	-	195,358
Diluted weighted average common shares outstanding	6,942,633	6,868,535	6,983,699

Employee stock options covering 88,821, 1,043,256 and 838,195 shares, respectively, for the years ended June 30, 2007, 2006 and 2005 were not included in the diluted net income per share calculation because their effect would have been anti-dilutive.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

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

Advertising Expense

The cost of advertising is expensed as of the first showing. The Company incurred approximately $360,000, $424,000 and $524,000 in advertising costs during the years ended June 30, 2007, 2006 and 2005, respectively.

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

Shipping and Handling

Shipping and handling fees for the years ended June 30, 2007, 2006 and 2005 were approximately $445,000, $420,000 and $476,000, respectively and are reported as a component of revenues. Shipping and handling costs for the years ended June 30, 2007, 2006 and 2005 were approximately $427,000, $575,000 and $607,000, respectively, and are reported as a component of selling expenses.

Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for stock option plans under SFAS No. 123 (“SFAS No. 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB Opinion No. 25 (“APB 25”). Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R (“SFAS No. 123R”) and Securities and Exchange Commission Staff (the “SEC”) Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. See Note 9 for additional information regarding stock-based compensation.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

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

The Company adopted SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended June 30, 2007. The provisions of SAB 108 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

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

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

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

During fiscal 2004, the Company entered into eight loan agreements whereby Hearing Innovations is required to pay the Company an aggregate amount of $199,255, of which $455 was in the fourth quarter and was eliminated in consolidation. The Company recorded an allowance against amounts loaned prior to April 1, 2004, which allowance totaled $198,800. The related expense has been included in loss on impairment of Hearing Innovations in the accompanying consolidated statements of income. The Company believed the loans and related interest were impaired since the Company did not anticipate that these loans would be paid in accordance with the contractual terms of the loan agreements and Hearing Innovations has no predictable cash flows from its product revenue.

The Company previously made the decision not to continue funding Hearing Innovations’ operations, however, during fiscal 2004, the Company loaned Hearing Innovations $199,255 to enable Hearing Innovations to reduce a substantial portion of its long-term debt to certain third parties. The Company continued to believe that Hearing Innovations’ technology could provide a benefit to patients but the products require more improvement and market development. All equity investments and debt in Hearing Innovations were fully reserved for and have a zero basis.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

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

Focus Surgery, Inc.

On May 3, 1999, the Company invested $3,050,000 to obtain an approximately 20% equity interest in Focus, a privately-held technology Company and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 5% of the equity of Focus. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity  focused ultrasound (“HIFU”) technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of the equity of Focus. The Company’s portions of the net losses of Focus were recorded since the date of acquisition. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2007 and 2006 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus’ losses since 2001 before the Company can record income from Focus. Focus’ unaudited net loss in fiscal year 2006 was $44,000. The Company will start to record its share of Focus’ income when Focus’ income is greater than the net losses from fiscal year 2002 through fiscal 2007, which aggregated to approximately $2,499,000.

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
June 30, 2007 and 2006

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

The Company has subcontracted Focus to perform research and development activities for which the Company paid $44,000, $165,000 and $452,000 to Focus in fiscal 2007, 2006 and 2005, respectively, which is recorded as research and development expenses and selling expense in the accompanying statement of operations.   During fiscal 2004, Focus entered into an exclusive agreement with the Company to distribute the Sonablate® 500 in the European market. The Company has purchased approximately $663,000, $830,000 and $715,000 of product from Focus during fiscal 2007, 2006 and 2005, respectively. Total sales to Focus were approximately $801,000, $459,000 and $702,000 for the fiscal years ended June 30, 2007 and 2006, respectively. Trade accounts receivable due from Focus at June 30, 2007 and 2006 were approximately $4,000 and $56,000, respectively. Accounts payable to Focus Surgery totaled $508,000 at June 30, 2007 and $91,000 at June 30, 2006.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Summarized unaudited financial information of Focus are as follows:

Condensed Statement of Operations Information

	Year ended June 30,
	2007	2006	2005
Sales	$4,020,000	$3,509,000	$3,006,000
Gross profit	2,386,000	2,080,000	1,991,000
Net loss	($685,000)	($44,000)	($188,000)

Condensed Balance Sheet Information

	June 30,
	2007	2006
Current assets	$1,960,000	$1,253,000
Non-current assets	603,000	487,000
Current liabilities	666,000	1,432,000
Non-current liabilities	4,224,000	4,186,000
Preferred stock	6,275,000	4,039,000
Common stockholders’ deficit	(8,602,000)	(7,917,000)

UKHIFU Limited

On March 27, 2006 the Company, through its wholly owned subsidiary Misonix Ltd., acquired a 60% equity position in UKHIFU from Imaging Equipment which owns the remaining 40%. UKHIFU is in the business of distributing and servicing equipment for the ablation of cancerous tissue in the prostate.

In addition to the original investment the Company made additional payments of approximately $60,000 to Imaging Equipment during the year ended June 30, 2007. The additional payments were recorded as goodwill.

3. Inventories

Inventories are summarized as follows:

	June 30,
	2007	2006
Raw materials	$6,593,458	$5,702,171
Work-in-process	2,624,212	2,250,826
Finished goods	4,599,040	5,456,684
	$13,816,710	$13,409,681
Less: valuation reserve	1,913,416	2,102,455
	$11,903,294	$11,307,226

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2007	2006
Buildings	$-	$1,986,947
Machinery and equipment	6,248,247	4,637,864
Furniture and fixtures	1,721,481	1,560,662
Automobiles	1,152,926	1,047,718
Leasehold improvements	789,390	784,097
Demonstration and consignment inventory	1,479,378	1,929,725
	11,391,422	11,947,013
Less: accumulated depreciation and amortization	6,663,055	5,451,159
	$4,728,367	$6,495,854

Included in machinery and equipment and furniture and fixtures at June 30, 2007 and 2006 are approximately $117,000 and $167,000, respectively, of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $107,000 and $130,000, respectively. Also, included in automobiles are approximately $781,000 and $823,000, respectively, of automobiles under capital leases with accumulated amortization of approximately $228,000 and $233,000, respectively. The Company leased approximately $536,000, $517,000 and $454,000 of automobiles and equipment under capital lease arrangements during the years ended June 30, 2007, 2006 and 2005, respectively.

Labcaire sold its building in the United Kingdom in June 2007 in a sale and leaseback agreement with TESCO Ltd (“TESCO”). TESCO plans to utilize the property to expand its operations which will require Labcaire to relocate to another facility upon TESCO receiving permission to expand from the local authorities. Labcaire sold the building for $3.6 million and recorded a deferred gain of $1.6 million which will be amortized over the 10 year lease period. Additionally, upon TESCO receiving permission to expand its facilities which is expected in the next 2 to 5 years, TESCO will cancel the lease and require Labcaire to vacate the premises. Upon Labcaire’s vacating the premises, TESCO will pay Labcaire an additional $1.5 million.

Depreciation and amortization of property, plant and equipment totaled approximately $1,407,000, $1,284,000 and $795,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

5. Revolving Credit Facilities

Revolving Credit Facilities
Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility bears interest at the bank’s base rate (5.5% and 4.5% at June 30, 2007 and 2006, respectively) plus 2%. The agreement expires on September 28, 2008 and covers all United Kingdom and European sales. At June 30, 2007, the balance outstanding under this credit facility was $897,208 and Labcaire is not in violation of financial covenants.

Labcaire had an overdraft facility with Lloyds which was secured by the Labcaire building. All amounts borrowed under this facility were paid when the Labcaire building was sold and the overdraft facility was cancelled.

On December 29, 2006 the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated (collectively referred to as the “Borrowers”) and Wells Fargo Bank National Association entered into a (i) Credit and Security Agreement and (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”).

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

The aggregate credit limit under the Credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreements as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon to occurrence of an Even of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, deposit accounts, property, plant and equipment, general intangibles, intellectual property, inventory, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.

The Credit Agreements contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss (as defined in the Credit Agreements) of more than $150,000 for the fiscal quarter ending June 30, 2007; and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more that $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At June 30, 2007, the Borrowers were in compliance with the financial covenants.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of ½ % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At June 30, 2007, the balance outstanding under the Credit Agreements was $3,133,572. The amounts available to be borrowed are determined based on specified percentages of the Borrowers eligible trade receivables and inventories. An additional $331,000 was available to be borrowed at June 30, 2007.

6. Debt

On January 22, 1999, Labcaire purchased a manufacturing facility in North Somerset, England to house its operations. The purchase price was approximately $2,100,000 and was partially financed with a mortgage loan of $1,283,256. On July 1, 2002, Labcaire transferred its mortgage loan on their facility to Lloyds TSB from HSBC Bank plc. The property loan of £670,000 was repayable over 180 months with interest at base rate (4.50% at June 30, 2006) plus 1.75% and was collateralized by a security interest in certain assets of Labcaire. As of June 30, 2006, £548,000 ($990,000) was outstanding on this loan. The building was sold during June 2007 and the mortgage balance of approximately £518,000 was paid ($1,036,000).

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,
	2007	2006
Accrued payroll and vacation	$567,296	$549,933
Accrued VAT and sales tax	118,176	94,813
Accrued VAT on sale of Labcaire building	631,229	-
Accrued commissions and bonuses	484,022	446,165
Customer deposits and current deferred contracts	1,084,412	870,760
Accrued professional and legal fees	47,413	208,650
Litigation expense	419,000	419,000
Other	606,095	374,441
	$3,957,643	$2,963,762

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

8. Leases

Misonix has entered into several noncancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2017. The principal building leases provide for a monthly rental amount of approximately $84,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2012.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2007:

	Capital	Operating
	Leases	Leases
2008	$327,000	$1,124,000
2009	149,000	1,136,000
2010	47,000	1,124,000
2011	13,000	598,000
2012	1,000	240,000
2013 and thereafter	-	1,200,000
Total minimum lease payments	$537,000	$5,422,000

Amounts representing interest	(66,000)

Present value of net minimum lease payments	471,000
Less current maturities	(294,000)
	$177,000

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $1,050,000, $1,148,000 and $882,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

9. Stock-Based Compensation Plans

Prior to July 1, 2005, the Company accounted for escalation clauses, stock option plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25. Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R and SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the years ended June 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control during the years ended June 30, 2007 and 2006, the Company granted options to purchase 127,400 and 89,560 shares of the Company’s common stock, respectively.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

No stock-based compensation cost related to stock options was recognized in the statements of operations for the year ended June 30, 2005 as all options granted in this period had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, the Company’s loss before income taxes and net loss for the years ended June 30, 2007 and 2006 were approximately $184,000 and $163,000 and $509,000 and $413,000 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2007 and 2006. As of June 30, 2007, there was approximately $389,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.3 years.

The total cash received from the exercise of stock options was $134,570 and $381,513 for the years ended June 30, 2007 and 2006, respectively, and are classified as financing cash flows. SFAS No. 123R required that tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The table below presents the pro-forma effect on net income and basic and diluted loss per share if the Company had applied the fair value recognition provision to options granted under its stock option plans for the year ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

2005
Net income - As reported:	$935,705
Stock based compensation determined under SFAS 123	(1,163,462)
Net (loss) income - Pro forma:	$(227,757)
Net income (loss) per share - Basic:
As reported	$.14
Pro forma	$(.03)
Diluted:
As reported	$.13
Pro forma	$(.03)

The weighted average fair value at date of grant for options granted during the years ended June 30, 2007, 2006 and 2005 was $2.57, $3.82 and $3.56 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2007	2006	2005
Risk-free interest rates	4.7%	4.43	3.50% - 4.04%
Expected option life in years	6	5-7	5
Expected stock price volatility	53.8%	54.7%	73-100%
Expected dividend yield	-0-	-0-	-0-

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of the Company’s Common Stock (“Common Stock”). Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2007, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares have been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares were reissued) prior to July 1, 2005 and no shares remain available for future granting.

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2006, options to purchase 291,278 shares were outstanding at exercise prices ranging from $3.07 to $18.50 per share with a vesting period of immediate to two years under the 1996 Plan and options to acquire 175,000 shares were outstanding at exercise prices ranging from $3.07 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2007, options to purchase 144,295 shares under the 1996 Plan have been exercised and 197,372 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2007, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised, options to purchase 90,000 shares have been forfeited (of which none have been reissued) and no shares remain available for future granting.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2007, options to purchase 385,675 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.07 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2007, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 106,752 shares under the 1998 Plan have been forfeited (of which options to purchase 69,275 shares have been reissued).

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2007, options to purchase 845,613 shares were outstanding under the 2001 Plan at exercise prices ranging from $3.45 to $8.00 per share with a vesting period of one to four years. At June 30, 2007, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 106,752 shares under the 2001 Plan have been forfeited (of which 69,275 options have been reissued).

In September 2005, the Board of Directors adopted and, in December, 2005, the shareholders approved the 2005 Employee Equity Incentive Plan covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Option Plan covering an aggregate of 200,000 shares of Common Stock. At June 30, 2007, there were options to purchase 75,000 shares outstanding under the 2005 Non-employee Director Plan. The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors or a committee thereof, depending on the Plan, and in accordance with Rule 4350(c) of the Qualitative Listing Requirements of the NASDAQ Global Market. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as provided in the terms of each individual option agreement.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

The following table summarizes information about stock option activity during 2007, 2006 and 2005:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value
Outstanding as of June 30, 2004	1,790,240	$5.53
Granted	293,500	6.37
Exercised	(86,499)	4.04
Forfeited	(89,166)	6.75
Outstanding as of June 30, 2005	1,908,075	$5.66	6.0	$1,314,000
Exercisable at June 30, 2005	1,832,575	$5.66	6.1	$1,246,000
Vested at June 30, 2005	1,832,575	$5.66	6.1	$1,246,000

Outstanding as of June 30, 2005	1,908,075	$5.66
Granted	89,560	7.19
Exercised	(74,417)	5.06
Forfeited	(84,245)	6.62
Outstanding as of June 30, 2006	1,837,973	$5.72	5.7	$1,111,000
Exercisable at June 30, 2006	1,694,869	$5.63	4.9	$1,081,000
Vested at June 30,2006	1,694,869	$5.63	4.9	$1,081,000

Outstanding as of June 30, 2006	1,837,973	$5.72
Granted	127,400	4.61
Exercised	(101,000)	1.33
Forfeited	(61,807)	6.01
Outstanding as of June 30, 2007	1,802,566	$5.88	5.4	$1,239,000
Exercisable at June 30, 2007	1,629,133	$5.91	4.9	$1,075,000
Vested at June 30, 2007	1,629,133	$5.91	4.9	$1,075,000

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Contractual Life (Yrs)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 3.07 - 4.99	322,400	7.8	$4.26	280,000	$4.38
$ 5.06 - 8.00	1,455,166	5.0	$6.09	1,324,133	$6.07
$ 12.33 - 18.50	25,000.3		$14.80	25,000	$14.80
	1,802,566	5.4	$5.88	1,629,133	$5.91

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

As of June 30, 2007 and 2006, 1,802,566 and 1,837,973 shares are reserved for issuance under outstanding options and 666,477 and 772,578 shares are reserved for the granting of additional options, respectively. All outstanding options expire between October 2007 and February 2017 and vest immediately or over periods of up to four years.

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

Employment Agreement

The Company entered into an employment agreement with its President and Chief Executive Officer which expires on October 31, 2007 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. This agreement provides for an annual base compensation of $275,000 and a Company- provided automobile. The agreement also provides for a discretionary bonus based on the Company’s pre-tax operating earnings, based on a calendar year.

11. Business Segments

The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems and the Mystaire wet scrubber. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market).   The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief operating decision maker. Summarized financial information for each of the segments for the years ended June 30, 2007, 2006 and 2005 are as follows:

For the year ended June 30, 2007:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$23,540,628	$18,891,277	$-	$42,431,905
Cost of goods sold	13,336,430	11,388,084	-	24,724,514
Gross profit	10,204,198	7,503,193	-	17,707,391
Selling expenses	5,002,878	2,593,276	-	7,596,154
Research and development	1,953,872	1,159,392	-	3,113,264
General and administrative	-	-	9,417,038	9,417,038
Total operating expenses	6,956,750	3,752,668	9,417,038	20,126,456
Income (loss) from operations	$3,247,448	$3,750,525	($9,417,038)	($2,419,065)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

For the year ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$20,928,052	$18,559,241	$-	$39,487,293
Cost of goods sold	12,456,746	12,337,537	-	24,794,283
Gross profit	8,471,306	6,221,704	-	14,693,010
Selling expenses	4,739,079	2,689,076	-	7,428,155
Research and development	2,200,380	1,427,022	-	3,627,402
General and administrative	-	-	10,211,492	10,211,492
Total operating expenses	6,939,459	4,116,098	10,211,492	21,267,049
Income (loss) from operations	$1,531,847	$2,105,606	($10,211,492)	($6,574,039)

For the year ended June 30, 2005:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$25,050,944	$21,322,032	$-	$46,382,976
Cost of goods sold	13,787,186	13,082,050	-	26,869,236
Gross profit	11,263,758	8,249,982	-	19,513,740
Selling expenses	3,372,930	3,214,178	-	6,578,108
Research and development	2,437,466	1,048,597	-	3,486,063
General and administrative	-	-	8,881,228	8,881,228
Total operating expenses	5,810,396	4,262,775	8,881,228	18,954,399
Income from operations	$5,453,362	$3,987,207	($8,881,228)	$559,341

There are two major customers for medical devices. Sales to USS were approximately $4,464,000, $4,461,000 and $5,778,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Sales to Aesculap Inc, USA were approximately $1,605,000, $1,410,000 and $613,000 during the fiscal years ended June 30, 2007, 2006 and 2005, respectively. There were no significant concentrations of sales or accounts receivable for laboratory and scientific products for the years ended June 30, 2007, 2006 and 2005, respectively.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Year ended June 30,
	2007	2006	2005
United States	$24,333,025	$25,049,212	$29,402,657
Canada and Mexico	452,641	640,009	864,878
United Kingdom	11,536,440	9,392,592	11,421,335
Europe	3,713,012	2,210,668	2,823,169
Asia	1,673,480	1,268,799	899,274
Middle East	115,020	307,810	279,514
Other	608,277	618,203	692,149
	$42,431,905	$39,487,293	$46,382,976

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Total assets, by geographic area, are as follows:

	June 30,
	2007	2006
United States
Long-lived assets	$7,896,908	$7,753,893
Other assets	18,447,310	16,502,088
	26,344,218	24,255,981
United Kingdom
Long-lived assets	2,573,478	3,928,118
Other assets	9,828,048	6,363,401
	12,401,526	10,291,519
Total Assets	$38,745,744	$34,547,500

12. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2007	2006
Deferred tax liabilities:
Depreciation and amortization	($300,206)	($282,455)
Total deferred tax liabilities	(300,206)	(282,455)

Deferred tax assets:
Bad debt reserves	84,522	85,417
Accruals and allowances	199,984	202,142
Inventory valuation	585,634	691,171
License fee income	77,357	85,958
Investments	1,697,856	1,697,856
Stock-based compensation	128,592	258,570
Litigation	149,164	149,164
Tax credits and net operating loss carry forwards	3,314,864	2,278,855
Deferred lease liability	83,747	72,888
Deferred gain from sale and leaseback of Labcaire building	596,525	-
Other	9,684	9,684
Total deferred tax assets	6,927,929	5,531,705
Valuation allowance	(3,071,932)	(3,071,932)
Net deferred tax asset	$3,555,791	$2,177,318

Recorded as:
Current deferred tax asset	$1,028,988	$1,419,949
Non-current deferred tax asset	2,827,009	1,039,824
Non-current deferred tax liability	(300,206)	(282,455)
	$3,555,791	$2,177,318

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

As of June 30, 2007, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.

At June 30, 2007, the Company had a net operating loss carryforward (“NOL”) of approximately $9,400,000 available to reduce future New York state taxable income. This NOL begins to expire in fiscal year 2022. The Company has provided a full valuation allowance on the deferred tax asset related to this loss.

In prior years, the Company recorded a deferred tax asset in connection with the loss on impairment of equity investments which included the carrying value of the investments and related notes and debentures. The deferred tax asset related to this impairment of equity investments totaled $1,697,856 at June 30, 2007 and 2006. During fiscal 2006, the Company recorded a deferred tax asset related to operating loss carryovers incurred by its wholly-owned subsidiary Hearing Innovations in the amount of $1,337,743. The Company recorded a full valuation allowance against these assets in accordance with the provisions of SFAS No. 109. Based upon the capital nature of the deferred tax asset and the Company’s projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2007 and 2006.

Significant components of the income tax expense (benefit) attributable to operations are as follows:

	Years ended June 30,
	2007	2006	2005
Current:
Federal	$-	($1,112,327)	$185,410
State	17,048	10,000	46,000
Foreign	615,347	35,131	(57,942)
Total current	632,395	(1,067,196)	173,468

Deferred:
Federal	(628,658)	(816,918)	74,487
State	(8,208)	(7,472)	21,006
Foreign	(660,324)	(382,713)	23,778
Total deferred	(1,297,190)	(1,207,103)	119,271
	($664,795)	($2,274,299)	$292,739

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:
	Year ended June 30,
	2007	2006	2005
Tax at Federal statutory rates	($698,784)	($2,047,205)	$422,135
State income taxes, net of Federal benefit	11,252	(872)	30,360
Research credit	(145,090)	(5,877)	(116,000)
Extraterritorial income exclusion	(4,180)	25,149	(61,540)
Foreign taxes	35,304	125,130	(30,181)
Stock-based compensation	59,573	74,270	-
State rate adjustment	-	53,918	-
Valuation allowance	-	(629,560)	-
Travel and entertainment	31,094	18,199	6,971
Other	46,036	112,549	40,994
	($664,795)	($2,274,299)	$292,739

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

The USS License gives USS exclusive worldwide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $827,000 and $810,000 for the fiscal years ended June 30, 2007 and 2006, respectively.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Byron Medical, Inc., a wholly owned subsidiary of Mentor Corporation (“Mentor”) for the sale, marketing and distribution of the Lysonix 2000 soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. In June 2007, the Company terminated the supply and distribution agreement by and between Mentor and Misonix due to Mentor’s breach of the agreement. The Company entered into a new agreement in September.

14. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $15,500 or $20,500 if the employee was over 50 years of age for the year ended June 30, 2007. The plan provides for a matching contribution by the Company of 10%-25% of annual eligible compensation contributed by the participants based on years of service, which amounted to $124,746, $109,757 and $104,904 for the years ended June 30, 2007, 2006 and 2005, respectively.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

15. Quarterly Results (unaudited)

	FISCAL 2007
	Q1	Q2	Q3	Q4	YEAR
Net sales	$9,642,878	$10,639,086	$10,583,924	$11,566,017	$42,431,905

Gross profit	3,931,866	4,786,755	4,459,997	4,528,773	17,707,391

Operating expenses	4,821,739	5,055,433	5,353,185	4,896,099	20,126,456

Loss from operations	(889,873)	(268,678)	(893,188)	(367,326)	(2,419,065)

Other income	133,658	141,417	81,267	7,477	363,819

Minority interest in net income (loss) of consolidated subsidiaries	31,339	(5,840)	(38,318)	(28,115)	(40,934)

Income tax benefit	(245,138)	(144,975)	(244,567)	(30,115)	(664,795)

Net income (loss)	($542,416)	$23,554	($529,036)	($301,619)	($1,349,517)

Net income (loss) per share-Basic	($.08)	$-	($.08)	($.04)	($.19)

Net income (loss) per share -Diluted	($.08)	$-	($.08)	($.04)	($.19)

	FISCAL 2006
	Q1	Q2	Q3	Q4	YEAR
Net sales	$9,213,486	$10,376,318	$10,279,301	$9,618,188	$39,487,293

Gross profit	3,538,445	3,971,453	4,062,525	3,120,587	14,693,010

Operating expenses	5,315,150	4,932,445	5,353,095	5,666,359	21,267,049

Income (loss) from operations	(1,776,705)	(960,992)	(1,290,570)	(2,545,772)	(6,574,039)

Other income	174,859	139,332	144,143	94,515	552,849

Minority interest in net income (loss) of consolidated subsidiaries	16,339	2,785	(6,465)	(113)	12,546

Income tax benefit	(312,822)	(317,340)	(310,844)	(1,333,293)	(2,274,299)

Net loss	($1,305,363)	($507,105)	($829,118)	($1,117,851)	($3,759,437)

Net loss per share-Basic	($.19)	($.07)	($.12)	($.16)	($.55)

Net loss per share -Diluted	($.19)	($.07)	($.12)	($.16)	($.55)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

	FISCAL 2005
	Q1	Q2	Q3	Q4	YEAR
Net sales	$10,605,456	$10,747,686	$10,998,745	$14,031,089	$46,382,976

Gross profit	4,516,130	4,557,132	4,668,288	5,772,190	19,513,740

Operating expenses	4,027,861	4,483,401	4,798,292	5,644,865	18,954,399

Income (loss) from operations	488,269	73,731	(129,984)	127,325	559,341

Other income	203,339	150,554	195,111	133,329	682,233

Minority interest in net income (loss) of consolidated subsidiaries	15,439	11,807	29,083	(43,199)	13,130

Income tax provision (benefit)	259,902	34,142	32,683	(33,998)	292,739

Net income	$416,267	$178,336	$3,361	$337,741	$935,705

Net income per share-Basic	$.06	$.03	$.00	$.05	$.14

Net income per share -Diluted	$.06	$.03	$.00	$.05	$.13

MISONIX, INC.
Valuation and Qualifying Accounts
Years ended June 30, 2007, 2006 and 2005

Schedule II

Column A Description	Column B Balance at Beginning of period	Column C Additions (Recoveries) Charged (Credited) to cost and expenses	Column D Additions (deductions)- describe		Column E Balance at end of period
Allowance for doubtful accounts: Year ended June 30:

2007	$256,309	$135,986	$(78,314) (A	)	$313,981

2006	$405,998	$112,633	$(262,322) (A	)	$256,309

2005	$457,016	$25,171	$(76,189) (A	)	$405,998

(A)	Reduction in allowance for doubtful accounts due to write-off of accounts receivable balance.