Form 10-Q
period 2007-09-30
MISONIX INC
filed 2007-11-14
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Class of Common Stock	Outstanding at November 10, 2007
Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2007	June 30, 2007
	unaudited	Derived from audited financial statements
Assets
Current assets:
Cash	$817,119	$2,900,358
Accounts receivable, less allowance for doubtful accounts of $357,191 and $313,981, respectively	7,401,126	7,679,466
Inventories, net	12,070,128	11,903,294
Deferred income taxes	1,028,988	1,028,988
Prepaid expenses and other current assets	1,107,013	1,936,243
Total current assets	22,424,374	25,448,349

Property, plant and equipment, net	4,841,109	4,728,367
Deferred income taxes	2,894,466	2,827,009
Goodwill	5,270,192	5,008,549
Other assets	750,382	733,470
Total assets	$36,180,523	$38,745,744

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities and notes payable	$2,973,146	$4,326,088
Accounts payable	4,037,978	4,872,941
Accrued expenses and other current liabilities	3,661,268	3,957,643
Foreign income taxes payable	683,309	672,330
Current portion of deferred gain from sale and leaseback of building	164,000	160,000
Current maturities of capital lease obligations	342,363	294,257
Total current liabilities	11,862,064	14,283,259

Capital lease obligations	269,043	177,059
Deferred lease liability	370,777	380,068
Deferred income taxes	534,857	300,206
Deferred gain from sale and leaseback of building	1,429,068	1,438,966
Deferred income	419,818	494,261
Total liabilities	14,885,627	17,073,819

Commitments and contingencies

Minority interest	237,009	265,284

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	24,916,693	24,871,444
Accumulated deficit	(3,968,623)	(3,507,788)
Accumulated other comprehensive income	451,449	384,617
Treasury stock, 77,800 shares	(412,424)	(412,424)
Total stockholders’ equity	21,057,887	21,406,641

Total liabilities and stockholders’ equity	$36,180,523	$38,745,744

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30 ,
	2007	2006

Net sales	$10,532,237	$9,642,878

Cost of goods sold	5,866,443	5,711,012
Gross profit	4,665,794	3,931,866

Operating expenses:
Selling expenses	1,688,510	1,597,239
General and administrative expenses	2,505,760	2,404,283
Research and development expenses	710,237	820,217
Total operating expenses	4,904,507	4,821,739
Loss from operations	(238,713)	(889,873)

Other (expense) income:
Interest income	17,732	21,810
Interest expense	(132,309)	(66,662)
Royalty income and license fees net of royalty expense of $85,970 and $5,847, respectively	100,108	180,855
Other	(6,692)	(2,345)
Total other (expense) income	(21,161)	133,658

Loss before minority interest and income taxes	(259,874)	(756,215)

Minority interest in net income of consolidated subsidiaries	9,444	31,339

Loss before income taxes	(269,318)	(787,554)
Income tax benefit	(43,054)	(245,138)
Net loss	$(226,264)	$(542,416)

Net loss per share – Basic	$(0.03)	$(0.08)

Net loss per share – Diluted	$(0.03)	$(0.08)

Weighted average common shares outstanding – Basic	7,001,369	6,900,369

Weighted average common shares outstanding – Diluted	7,001,369	6,900,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Three months ended September 30, 2007
	Common Stock, $.01 Par Value		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance, June 30, 2007	7,079,169	$70,792	(77,800)	$(412,424)	$24,871,444	$(3,507,788)	$384,617	$21,406,641
Net Loss	-	-	-	-	-	(226,264)		(226,264)
Foreign currency translation adjustment	-	-	-	-	-	-	66,832	66,832
Comprehensive loss	-	-	-	-		-	-	(159,432)
Cumulative transition adjustment for FIN 48	-	-	-	-	-	(234,571)	-	(234,571)
Stock-based compensation	-	-	-	-	45,249	-	-	45,249
Balance, September 30, 2007	7,079,169	$70,792	(77,800)	$(412,424)	$24,916,693	$(3,968,623)	$451,449	$21,057,887

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the three months ended
	September 30,
	2007	2006
Operating activities
Net loss	$(226,264)	$(542,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and other non cash items	470,912	427,483
Bad debt expense	39,095	35,625
Deferred income tax benefit	(43,985)	(270,881)
Loss on disposal of equipment	6,363	—
Minority interest in net income of subsidiaries	9,444	31,339
Stock-based compensation	45,249	50,085
Deferred income	(74,443)	(4,269)
Deferred leasehold costs	(49,609)	(46,059)
Changes in operating assets and liabilities:
Accounts receivable	304,745	(163,495)
Inventories	(174,284)	36,945
Income taxes	(2,446)	(9,700)
Prepaid expenses and other current assets	803,214	163,751
Accounts payable and accrued expenses	(1,254,845)	(82,309)
Foreign income taxes payable	(8,161)	25,744
Other	13,144	—
Net cash used in operating activities	(141,871)	(348,157)

Investing activities
Acquisition of property, plant and equipment	(185,944)	(160,067)
Investment in UKHIFU Limited	(12,632)	-
Acquisition of minority interest	(279,884)	-
Net cash used in investing activities	(478,460)	(160,067)

Financing activities
Proceeds from short-term borrowings	2,909,118	2,021,681
Payments of short-term borrowings	(4,283,357)	(142,397)
Principal payments on capital lease obligations	(98,708)	(94,979)
Payments of long-term debt	-	(16,192)
Net cash (used in) provided by financing activities	(1,472,947)	1,768,113

Effect of exchange rate changes on cash	10,039	1,363
Net (decrease) increase in cash	(2,083,239)	1,261,252
Cash at beginning of period	2,900,358	675,400
Cash at end of period	$817,119	$1,936,652

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$137,182	$66,662
Income taxes	$11,539	$9,700

Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$226,814	$29,985

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008, or any interim period.

The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

2.	Net Loss Per Share of Common Stock

We comply with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, basic net loss per common share (“basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Diluted EPS for all periods presented is the same as basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, we excluded from the calculation of diluted EPS for the three-month periods ended September 30, 2007 and 2006, the potential dilution which would occur if options to purchase common stock were exercised.

3.	Comprehensive Loss

Total comprehensive loss was $159,432 and $406,924 for the three months ended September 30, 2007 and 2006, respectively. The components of comprehensive loss are net loss and foreign currency translation adjustments.

4.	Stock-Based Compensation

The Company adopted the fair-value recognition provisions of SFAS 123R, “Share-Based Payment” effective July 1, 2006. Compensation cost recognized in the three-month periods ended September 30, 2007 and 2006 include compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended September 30, 2007 and 2006, the Company granted options to purchase 42,850 and 0 shares of the Company’s common stock, respectively.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

As a result of adopting SFAS No. 123R, the Company’s loss before income taxes for the three month periods ended September 30, 2007 and 2006 is approximately $45,000 and $50,000 higher, respectively, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”. Compensation expense is recognized in the administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of September 30, 2007, there was $440,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.5 years.

There was no cash received from the exercise of stock options for the three-month periods ended September 30, 2007 and 2006. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

There were no options granted during the three months ended September 30, 2006. The fair values of the options granted during the three month period ended September 30, 2007 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

September 30, 2007
Risk-free interest rate	4.3%
Expected option life in years	6.5
Expected stock price volatility	54.5%
Expected dividend yield	0%
Weighted-average fair value of options granted	$2.34

The expected life was based on historical exercises and terminations. The expected volatility for the periods with the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

Changes in outstanding stock options during the three months ended September 30, 2007 were as follows:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2007	1,802,566	$5.88	5.4
Granted	42,850	4.04
Exercised	—	—
Forfeited	2,850	5.20
Expired	15,000	12.33
Outstanding as of September 30, 2007	1,827,566	$5.78	5.6	$266,808
Exercisable and vested at September 30, 2007	1,647,541	$5.89	4.7	$111,100
Available for grant at September 30, 2007	623,627

5. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109 effective July 1, 2007. In response to the issuance of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company has adjusted its estimate of its uncertain tax positions by recognizing an additional liability (including interest) of approximately $235,000 through a charge to accumulated deficit. The liability is included in deferred income taxes payable. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through July 1, 2008.

The Company generally recognizes interest and penalties related to uncertain tax positions through income tax expense. As of July 1, 2007, the Company had accrued approximately $32,000 for the payment of tax-related interest.

There are no federal, state or foreign audits in process as of September 30, 2007. Open tax years related to federal filings are for the years ended June 30, 2005 and 2006. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Labcaire Systems Ltd., Misonix, Ltd. and UKHIFU Limited file tax returns in England. The England Inland Revenue Service has not examined these tax returns.

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

6.  Inventories

Inventories are summarized as follows:

	September 30, 2007	June 30, 2007
Raw material	$6,712,270	$6,593,458
Work–in–process	2,684,526	2,624,212
Finished goods	4,594,392	4,599,040
	13,991,188	13,816,710
Less valuation reserve	1,921,060	1,913,416
	$12,070,128	$11,903,294

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2007	2007
Customer deposits and deferred contracts	$1,249,914	$1,084,412
Accrued payroll and vacation	772,672	567,296
Accrued VAT on sale of Labcaire building	235,486	631,229
Accrued VAT and sales tax	314,121	118,176
Accrued commissions and bonuses	235,281	484,022
Accrued professional fees	53,892	47,413
Litigation	419,000	419,000
Other	380,902	606,095
	$3,661,268	$3,957,643

8. Revolving Credit Facilities

On December 29, 2006, the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) and Hearing Innovations, Inc. (collectively referred to as the “Borrowers”) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2008 by paying a fee base on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.

The Credit Agreements contain financial covenants requiring that the Borrowers not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At September 30, 2007, the Borrowers were in compliance with the financial covenants.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of ½ % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At September 30, 2007, the balance outstanding under the Credit Agreement is $1,771,000.

Labcaire Systems Limited (“Labcaire”) has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility bears interest at Lloyd’s base rate (5.5%) at September 30, 2007 plus 2.0%. The agreement expires September 28, 2008. The agreement covers all United Kingdom and European sales. At September 30, 2007, the balance outstanding under this credit facility was $1,047,000 and Labcaire is not in violation of financial covenants.

9. Commitments and Contingencies

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

10. Business Segments

The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, the Sonablate 500® (used to treat prostate cancer), refurbishing of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery), soft tissue aspirator (used primarily for the cosmetic surgery market) and the wound debrider. Laboratory and scientific products include the Sonicator Ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire ISIS and Guardian endoscope disinfectant systems. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. General and administrative expenses at the Company’s Sonora, Labcaire, UKHIFU Limited and Misonix, Ltd. subsidiaries are included in corporate and unallocated amounts in the tables below. The Company does not allocate assets by segment. Summarized financial information for each of the segments is as follows:

For the three months ended September 30, 2007

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$5,298,117	$5,234,120	$-	$10,532,237
Cost of goods sold	2,707,026	3,159,417	-	5,866,443
Gross profit	2,591,091	2,074,703	-	4,665,794
Selling	1,080,171	608,339	-	1,688,510
Research and development	468,845	241,392	-	710,237
General and administrative	-	-	2,505,760	2,505,760
Total operating expenses	1,549,016	849,731	2,505,760	4,904,507
Income (loss) from operations	$1,042,075	$1,224,972	($2,505,760)	($238,713)

For the three months ended September 30, 2006:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$4,830,455	$4,812,423	$-	$9,642,878
Cost of goods sold	2,976,088	2,734,924	-	5,711,012
Gross profit	1,854,367	2,077,499	-	3,931,866
Selling	1,071,422	525,817	-	1,597,239
Research and development	523,684	296,533	-	820,217
General and administrative	-	-	2,404,283	2,404,283
Total operating expenses	1,595,106	822,350	2,404,283	4,821,739
Income (loss) from operations	$259,261	$1,255,149	($2,404,283)	($889,873)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

For the three months ended September 30:

	2007	2006
United States	$5,643,733	$6,009,501
United Kingdom	3,448,066	2,721,335
Europe	391,600	373,953
Asia	682,610	307,510
Canada and Mexico	108,143	65,563
Middle East	27,921	45,568
Other	230,264	119,448
	$10,532,337	$9,642,878

11. Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective July 1, 2007 and the adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 may have on the Company's consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 may have on the Company's consolidated financial position or results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended September 30, 2007 and 2006.

Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $889,359 to $10,532,237 for the three months ended September 30, 2007 from $9,642,878 for the three months ended September 30, 2006. This difference in net sales is due to an increase in sales of medical device products of $467,662 to $5,298,117 for the three months ended September 30, 2007 from $4,830,455 for the three months ended September 30, 2006. This difference in net sales is also due to an increase in laboratory and scientific products sales of $421,697 to $5,234,120 for the three months ended September 2007 from $4,812,423 for the three months ended September 30, 2006. The increase in sales of medical device products is due to an increase in sales of therapeutic medical device products of $156,942 plus an increase of $310,690 in sales of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily attributable to the increased sales of the Company’s neuroaspirator of $337,000, an increase in sales of the Company’s ultrasonic assisted liposuction product of $160,000 and other therapeutic medical device products of $134,000, partially offset by a decrease in AutoSonix® sales to United States Surgical, a unit of Covidien Ltd., of $450,000 and a decrease in revenue from the Sonablate 500® of $24,000. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor but an increase in customer demand for several new products. The increase in sales of laboratory and scientific products is due to a $731,000 increase in Labcaire products sales, an increase of $155,000 in ductless fume enclosure product sales and an increase of $87,000 in ultrasonic product sales, partially offset by a $551,000 decrease in sales of wet scrubber products. The Company is selective in the opportunities it pursues for wet scrubber products. The increase in Labcaire sales of $731,000 is due to shipments of its new ISIS endoscope cleaning system and the strengthening of the English Pound versus the U.S. dollar which accounted for approximately $242,000 of the sales increase. The increase in ductless fume enclosure product sales and ultrasonic product sales is due to an increase in customer demand for several products and not attributable to a single customer, distributor or any other specific factor.

Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 2.02 and 1.87 for the three months ended September 30, 2007 and 2006, respectively. To the extent that the Company’s revenues are generated in Euros, its operating results were translated for reporting purposes into U.S. dollars using a weighted average rate of 1.87 for the three months ended September 30, 2007. A strengthening of the English Pound and Euro, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while weakening of the English Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Gross profit: Gross profit increased to 44.3% for the three months ended September 30, 2007 from 40.8% for the three months ended September 30, 2006. Gross profit for medical device products increased to 48.9% for the three months ended September 30, 2007 from 38.4% for the three months ended September 30, 2006. Gross profit for laboratory and scientific products decreased to 39.6% for the three months ended September 30, 2007 from 43.2% for the three months ended September 30, 2006. Gross profit for medical device products was favorably impacted by increased sales of neuroaspirator and ultrasonic assisted liposuction products and a decrease in AutoSonix® sales. The neuroaspirator and ultrasonic assisted liposuction products have higher gross profits than the AutoSonix® products. The September 2007 quarter also benefited from a favorable mix of diagnostic medical device products sales. The decrease in gross profit in the September 2007 quarter for laboratory and scientific products is due to lower margins at Labcaire due to higher costs related to the first ISIS units shipped. The three months ended September 2006 included high gross profit wet scrubber sales.

Selling expenses: Selling expenses increased $91,271 to $1,688,510 for the three months ended September 30, 2007 from $1,597,239 for the three months ended September 30, 2006. Laboratory and scientific products selling expenses increased $82,522, predominantly due to an increase in commissions of $49,000 related to increased sales and the impact of the stronger English Pound of $30,000.

General and administrative expenses: General and administrative expenses increased $101,477 from $2,404,283 in the three months ended September 30, 2006 to $2,505,760 in the three months ended September 30, 2007. General and administrative expenses increased for the three months ended September 30, 2007 principally due to higher professional fees of $107,000, increased staffing of $42,000 and the impact of the stronger English Pound of $51,000 partially offset by decreased administrative costs of $93,000 related to the Sonablate business in Europe.

Research and development expenses: Research and development expenses decreased $109,980 from $820,217 for the three months ended September 30, 2006 to $710,237 for the three months ended September 30, 2007. Laboratory and scientific products research and development expenses decreased approximately $55,100 due to reduced effort on the Labcaire ISIS product which was introduced and launched in fiscal 2007. Research and development expense for medical device products decreased $54,800. Therapeutic medical device products research and development expenses decreased approximately $97,000, primarily due to reduced headcount and consulting expense of $66,000 related to completing efforts to upgrade the first product selected for the new digital platform and reduced research expenses for the Company’s Hearing Innovation product. Research and development expense for diagnostic medical device products increased approximately $42,000 related to developing new products and services which are expected to be introduced during the current fiscal year.

Other income (expense): Other expense for the three months ended September 30, 2007 was $21,161 as compared to income of $133,658 for the three months ended September 30, 2006. The decrease of $154,819 was primarily due to increased royalty expense of $80,123 at Sonora related to licensed probe repair technology and sale of API tanks. Interest expense increased $65,647 due to increased average borrowing by the U.S. operations in the September 30, 2007 quarter and interest related to the purchase of minority shares of Sonora partially offset by decreased interest expense at Labcaire.

Income taxes: The effective tax rate was 16% for the three months ended September 30, 2007, as compared to an effective tax rate of 31.1% for the three months ended September 30, 2006. The September 2007 effective income tax rate differs from the statutory rate due to the impact of permanent differences related to SFAS 123R stock-based compensation and non-deductible entertainment expenses on taxable income.

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

Actual results may differ from these estimates. There have been no material changes in the Company’s critical accounting policies and estimates from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective July 1, 2007 and the adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 may have on the Company's consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 may have on the Company's consolidated financial position or results of operation.

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

Liquidity and Capital Resources

Working capital at September 30, 2007 and June 30, 2007 was $10,562,000 and $11,165,000, respectively. For the three months ended September 30, 2007, cash used in operations totaled $141,871. The major use of cash from operations was to pay down accounts payable of approximately $869,000 in the three months ended September 30, 2007. For the three months ended September 30, 2007, cash used in investing activities totaled $478,460, primarily consisting of the purchase of property, plant and equipment during the regular course of business and the purchase of shares of the common stock of Sonora increasing the Company’s ownership to 92.5%. For the three months ended September 30, 2007, cash used in financial activities was $1,472,947, primarily consisting of principal payments on capital lease obligations and short-term borrowings of $4,283,357, partially offset by proceeds from short term borrowings of $2,909,118.

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility bears interest at the bank’s base rate (5.5% at September 30, 2007) plus 2% and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires September 28, 2008. The agreement covers all United Kingdom and European sales. At September 30, 2007, the balance outstanding under this credit facility was $1,047,000 and Labcaire is not in violation of financial covenants.

The Company has a revolving credit facility with the Wells Fargo Bank N.A. The revolving credit facility has a variable interest rate based on prime plus 1%. This facility is secured by the assets of the Company. The terms provide for the repayment of the debt in full on its maturity date. The Company has $1,367,000 available on its line of credit. At September 30, 2007 the balance outstanding under this agreement was $1,771,000. The Company was in compliance with loan covenants at September 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:
The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire, Misonix, Ltd. and UKHIFU.

Foreign Exchange Rates:
Approximately 46.4% of the Company’s revenues in the three month period ended September 30, 2007 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 2.02 and 1.87 for the three months ended September 30, 2007 and 2006, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. Misonix, Ltd. invoices certain customers in Euros and as a result there is an exchange rate exposure between the English Pound and the Euro. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Interest Rate Risk:
The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, the term of its debt obligations and projected borrowing requirements, it does not believe a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1A. Risk Factors

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A-Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes from the risk factors disclosed in that Form 10-K.

Item 6. Exhibits

Exhibits 31.1- Rule 13a-14(a)/15d-14(a) Certification
Exhibits 31.2- Rule 13a-14(a)/15d-14(a) Certification
Exhibits 32.1- Section 1350 Certification of Chief Executive Officer
Exhibits 32.2- Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007

MISONIX, INC.
(Registrant)

	By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

	By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary