Form 10-Q
period 2007-12-31
MISONIX INC
filed 2008-02-12
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at
Class of Common Stock	February 8, 2008

Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2007	June 30, 2007
Assets	unaudited	Derived from audited financial statements
Current assets:
Cash	$1,107,390	$2,900,358
Accounts receivable, less allowance for doubtful accounts of $467,060 and $313,981, respectively	7,650,073	7,679,466
Inventories, net	11,989,650	11,903,294
Deferred income taxes	1,028,988	1,028,988
Prepaid expenses and other current assets	749,223	1,936,243
Total current assets	22,525,324	25,448,349

Property, plant and equipment, net	4,600,467	4,728,367
Deferred income taxes	2,996,262	2,827,009
Goodwill	5,517,451	5,008,549
Other assets	758,808	733,470
Total assets	$36,398,312	$38,745,744

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities and notes payable	$2,952,417	$4,326,088
Accounts payable	4,729,181	4,872,941
Accrued expenses and other current liabilities	3,516,133	3,957,643
Foreign income taxes payable	674,983	672,330
Current portion of deferred gain from sale and leaseback of building	151,401	160,000
Current maturities of capital lease obligations	260,971	294,257
Total current liabilities	12,285,086	14,283,259

Capital lease obligations	327,000	177,059
Deferred lease liability	362,950	380,068
Deferred income taxes	542,854	300,206
Deferred gain from sale and leaseback of building	1,362,614	1,438,966
Deferred income	403,235	494,261
Total liabilities	15,283,739	17,073,819

Commitments and contingencies

Minority interest	213,801	265,284

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	24,969,681	24,871,444
Accumulated deficit	(4,085,803)	(3,507,788)
Accumulated other comprehensive income	358,526	384,617
Treasury stock, 77,800 shares	(412,424)	(412,424)
Total stockholders’ equity	20,900,772	21,406,641

Total liabilities and stockholders’ equity	$36,398,312	$38,745,744

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the six months ended December 31 ,
	2007	2006

Net sales	$22,132,290	$20,281,964

Cost of goods sold	12,301,921	11,563,343
Gross profit	9,830,369	8,718,621

Operating expenses:
Selling expenses	3,587,185	3,521,356
General and administrative expenses	5,126,076	4,707,431
Research and development expenses	1,645,552	1,648,385
Total operating expenses	10,358,813	9,877,172
Loss from operations	(528,444)	(1,158,551)

Other income:
Interest income	24,586	42,114
Interest expense	(251,180)	(226,493)
Royalty income and license fees	332,718	458,475
Royalty expense	(163,468)	(11,351)
Other	122,124	12,330
Total other income	64,780	275,075

Loss before minority interest and income taxes	(463,664)	(883,476)

Minority interest in net income of consolidated subsidiaries	23,311	25,499

Loss before income taxes	(486,975)	(908,975)
Income tax benefit	(143,531)	(390,113)
Net loss	($343,444)	($518,862)

Net loss per share - Basic	($.05)	($.08)

Net loss per share - Diluted	($.05)	($.08)

Weighted average common shares outstanding - Basic	7,001,369	6,903,165

Weighted average common shares outstanding - Diluted	7,001,369	6,903,165

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended December 31 ,
	2007	2006

Net sales	$11,600,053	$10,639,086

Cost of goods sold	6,435,478	5,852,331
Gross profit	5,164,575	4,786,755

Operating expenses:
Selling expenses	1,898,675	1,924,117
General and administrative expenses	2,620,316	2,303,148
Research and development expenses	935,315	828,168
Total operating expenses	5,454,306	5,055,433
Loss from operations	(289,731)	(268,678)

Other income:
Interest income	6,854	20,304
Interest expense	(118,871)	(159,831)
Royalty income and license fees	146,640	271,773
Royalty expense	(77,498)	(5,504)
Other	128,816	14,675
Total other income	85,941	141,417

Loss before minority interest and income taxes	(203,790)	(127,261)

Minority interest in net income (loss) of consolidated subsidiaries	13,867	(5,840)

Loss before income taxes	(217,657)	(121,421)
Income tax benefit	(100,477)	(144,975)
Net (loss) income	($117,180)	23,554

Net loss per share - Basic	($.02)	$0.00

Net loss per share - Diluted	($.02)	$0.00

Weighted average common shares outstanding - Basic	7,001,369	6,905,960

Weighted average common shares outstanding - Diluted	7,001,369	6,962,811

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

Six months ended December 31, 2007

	Common Stock, $.01 Par Value		Treasury Stock

	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance, June 30, 2007	7,079,169	$70,792	(77,800)	($412,424)	$24,871,444	($3,507,788)	$384,617	$21,406,641
Net Loss	-	-	-	-	-	(343,444)	-	(343,444)
Foreign currency translation adjustment	-	-	-	-	-	-	(26,091)	(26,091)
Comprehensive loss	-	-	-	-	-	-	-	(369,535)
Cumulative transition adjustment for FIN 48	-	-	-	-	-	(234,571)	-	(234,571)
Stock-based
compensation	-	-	-	-	98,237	-	-	98,237
Balance, December 31, 2007	7,079,169	$70,792	(77,800)	($412,424)	$24,969,681	($4,085,803)	$358,526	$20,900,772

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended December 31,
	2007	2006
Operating activities
Net loss	($343,444)	($518,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash items	757,224	1,002,464
Bad debt expense	168,798	69,477
Deferred income tax benefit	(164,327)	(521,568)
Loss on disposal of property, plant and equipment	52,408	82,427
Minority interest in net income of subsidiaries	23,311	25,499
Stock-based compensation	98,237	100,170
Deferred income	(91,026)	(32,636)
Deferred leasehold costs	(98,232)	11,861
Changes in operating assets and liabilities:
Accounts receivable	(122,351)	(1,107,145)
Inventories	(134,300)	34,472
Income taxes	4,882	36,596
Prepaid expenses and other current assets	1,146,687	332,230
Accounts payable and accrued expenses	(615,422)	(724,061)
Foreign income taxes payable	-	82,050
Other	(17,872)	(758,003)
Net cash provided by (used in) operating activities	664,573	(1,885,029)

Investing activities
Acquisition of property, plant and equipment	(303,057)	(217,208)
Investment in UKHIFU Limited	(25,414)	-
Acquisition of minority interest	(559,768)	-
Net cash used in investing activities	(888,239)	(217,208)

Financing activities
Proceeds from short-term borrowings	9,517,899	5,070,569
Payments of short-term borrowings	(10,887,510)	(2,238,708)
Principal payments on capital lease obligations	(210,174)	(185,412)
Proceeds from exercise of stock options	-	61,400
Payments of long-term debt	-	(27,626)
Net cash (used in) provided by financing activities	(1,579,785)	2,680,223

Effect of exchange rate changes on cash	10,483	(15,365)
Net (decrease) increase in cash	(1,792,968)	562,621
Cash at beginning of period	2,900,358	675,400
Cash at end of period	$1,107,390	$1,238,021

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$259,510	$211,458
Income taxes	$11,539	$13,900

Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$330,503	$57,062

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or any interim period.

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

2. Net Loss Per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, basic net loss per common share (“basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Diluted EPS for periods with a net loss is the same as basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, we excluded from the calculation of diluted EPS all outstanding options for the six and three-month periods ended December 31, 2007, and the six-month period ended December 31, 2006. For the three months ended December 31, 2006, the dilutive effect of in-the-money employee stock options was 56,851 shares.

3. Comprehensive (Loss) Income

Total comprehensive (loss) income was ($369,535) and ($210,103) for the six months and three months ended December 31, 2007 and ($231,822) and $175,102 for the six and three months ended December 31, 2006, respectively. The components of comprehensive (loss) income are net loss and foreign currency translation adjustments.

4. Stock-Based Compensation

The Company adopted the fair-value recognition provisions of SFAS 123R, “Share-Based Payment” (“SFAS No. 123R”) effective July 1, 2005. Compensation cost recognized in the six and three-month periods ended December 31, 2007 and 2006 include compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three-month periods ended December 31, 2007 and 2006, the Company granted options to purchase 19,000 and 52,400 shares of the Company’s common stock, respectively, and during the six month-periods ended December 31, 2007 and 2006, the Company granted options to purchase 61,850 and 52,400 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the six month-periods ended December 31, 2007 and 2006 was approximately $98,000 and $100,000, respectively. Stock-based compensation expense for the three- month periods December 31, 2007 and 2006 was $53,000 and $50,000, respectively. Compensation expense is recognized in the administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of December 31, 2007, there was $446,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.5 years.

Total cash received from the exercise of stock options was $0 and $61,400 for the six-month periods ended December 31, 2007 and 2006, respectively. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

We estimated the fair value of stock options using the following assumptions:

	For the Six Months December 31,		For the Three Months December 31,
	2007	2006	2007	2006
Risk-free interest rate	4.3%	4.8%	4.3%	4.8%
Expected option life in years	6.5	6.0	6.5	6.0
Expected stock price volatility	54.7%	55.2%	54.9%	55.2%
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted	$2.51	$1.97	$2.90	$1.97

The expected life was based on historical exercises and terminations. The expected volatility over the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

Changes in outstanding stock options during the six months ended December 31, 2007 were as follows:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2007	1,802,566	$5.88	5.4
Granted	61,850	4.33
Exercised	—	—
Forfeited	10,880	6.16
Expired	25,000	14.80
Outstanding as of December 31, 2007	1,828,536	$5.70	5.4	$265,839
Exercisable and vested at December 31, 2007	1,641,780	$5.78	4.8	$181,072
Available for grant at December 31, 2007	604,627

5. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 (“FIN 48”), an interpretation of SFAS 109, effective July 1, 2007. In response to the issuance of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company has adjusted its estimate of its uncertain tax positions by recognizing an additional liability (including interest) of approximately $235,000 through a charge to accumulated deficit. The liability is included in deferred income taxes payable. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through July 1, 2008.

The Company generally recognizes interest and penalties related to uncertain tax positions through income tax expense. As of July 1, 2007, the Company had accrued approximately $32,000 for the payment of tax-related interest. An additional $8,000 was accrued during the six months ended December 31, 2007.

There are no federal, state or foreign audits in process as of December 31, 2007. Open tax years related to federal and state filings are for the years ended June 30, 2004, 2005 and 2006. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Labcaire Systems Ltd., Misonix, Ltd. and UKHIFU Limited file tax returns in England. The England Inland Revenue Service has not examined these tax returns.

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

6.  Inventories

Inventories are summarized as follows:

	December 31, 2007	June 30, 2007
Raw material	$6,357,064	$6,593,458
Work-in-process	2,639,612	2,624,212
Finished goods	4,929,214	4,599,040
	13,925,890	13,816,710
Less valuation reserve	1,936,240	1,913,416
	$11,989,650	$11,903,294

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31, 2007	June 30, 2007

Customer deposits and deferred contracts	$823,371	$1,084,412
Accrued payroll and vacation	755,414	567,296
Accrued VAT on sale of Labcaire building	229,690	631,229
Accrued VAT and sales tax	409,139	118,176
Accrued commissions and bonuses	352,701	484,022
Accrued professional fees	64,610	47,413
Litigation	419,000	419,000
Other	462,208	606,095
	$3,516,133	$3,957,643

8. Revolving Credit Facilities

On December 29, 2006, the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) and Hearing Innovations, Inc. (“Hearing Innovations”) (the Company, Sonora and Hearing Innovations collectively referred to as the “Borrowers”) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.

The Credit Agreements contain financial covenants requiring that the Borrowers not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

aggregate in any fiscal year or more than $1,000,000 in any one transaction. At December 31, 2007, the Borrowers were in compliance with all financial covenants under the Credit Agreements.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of ½ % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At December 31, 2007, the balance outstanding under the Credit Agreement was $1,984,000 and an additional $1,692,000 was available under this line of credit.

Labcaire Systems, Ltd. (“Labcaire”) has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility bears interest at Lloyd’s base rate (5.5%) at December 31, 2007 plus 2.0% and fluctuates based on the outstanding United Kingdom and European receivables. The agreement expires September 28, 2008. The agreement covers all United Kingdom and European sales. At December 31, 2007, the balance outstanding under this credit facility was $915,000 and Labcaire was in compliance with all financial covenants.

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

Pursuant to the Agreement, the Company will pay Phillips the aggregate sum of $1,214,780 (the “Purchase Price”). The Company paid Phillips $296,118 on June 7, 2007, $311,272 on August 30, 2007 and $306,220 on November 28, 2007. The Company will pay the final installment due on March 1, 2008.

The shares of Sonora being sold to the Company are being held in escrow and released pro-rata with each installment payment of the Purchase Price.

The effect of this transaction, upon completion, will be to increase goodwill by $969,800, decrease minority interest by $149,737 and record interest expense of $95,242.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

10. Recent Accounting Standards

In March 2006, the FASB issued Statement of Financial Accouting Standard ("SFAS No. 156,") “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective July 1, 2007 and the adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 157 may have on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 may have on the Company’s consolidated financial position and results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet evaluated the impact of SFAS 160 on our consolidated financial position and results of operations.

11. Related Party

The Company has subcontracted Focus Surgery, Inc. (“Focus”) to perform research and development activities for which the Company recorded expenses of $229,200 and $44,000 to Focus during the six months ended December 31, 2007 and 2006, respectively, which amounts are recorded as research and development expenses in the accompanying statements of operations. During fiscal 2004, Focus entered into an exclusive agreement with the Company to distribute the Sonablate® 500 in the European market. The

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

Company purchased approximately $509,000 and $203,000 of product from Focus during the six months ended December 31, 2007 and 2006, respectively. Total sales to Focus were approximately $216,000 and $289,000 for the six months ended December 31, 2007 and 2006, respectively. Accounts receivable due from Focus at December 31, 2007 and June 30, 2007 were approximately $84,000 and $4,000, respectively. Accounts payable to Focus totaled approximately $832,000 and $508,000 at December 31, 2007 and June 30, 2007, respectively.

12. Business Segments

The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the AutoSonix™ ultrasonic cutting and coagulatory system, the Sonablate 500® (used to treat prostate cancer), refurbishing of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery), soft tissue aspirator (used primarily for the cosmetic surgery market) and the wound debrider. Laboratory and scientific products include the Sonicator Ultrasonic liquid processor, Aura ductless fume enclosure and the Labcaire ISIS and Guardian endoscope disinfectant systems. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

For the six months ended December 31, 2007

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$11,336,320	$10,795,970	$-	$22,132,290
Cost of goods sold	5,663,322	6,638,599	-	12,301,921
Gross profit	5,672,998	4,157,371	-	9,830,369
Selling expenses	2,295,628	1,291,557	-	3,587,185
Research and development	1,119,065	526,487	-	1,645,552
General and administrative	-	-	5,126,076	5,126,076
Total operating expenses	3,414,693	1,818,044	5,126,076	10,358,813
Income (loss) from operations	$2,258,305	$2,339,327	$(5,126,076)	$(528,444)

MISONIX, INC and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

For the six months ended December 31, 2006

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$11,051,464	$9,230,500	$-	$20,281,964
Cost of goods sold	6,180,576	5,382,767	-	11,563,343
Gross profit	4,870,888	3,847,733	-	8,718,621
Selling expenses	2,343,822	1,177,534	-	3,521,356
Research and development	1,049,026	599,359	-	1,648,385
General and administrative	-	-	4,707,431	4,707,431
Total operating expenses	3,392,848	1,776,893	4,707,431	9,877,172
Income (loss) from operations	$1,478,040	$2,070,840	$(4,707,431)	$(1,158,551)

For the three months ended December 31, 2007

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,038,203	$5,561,850	$-	$11,600,053
Cost of goods sold	2,956,296	3,479,182	-	6,435,478
Gross profit	3,081,907	2,082,668	-	5,164,575
Selling expenses	1,215,457	683,218	-	1,898,675
Research and development	650,220	285,095	-	935,315
General and administrative	-	-	2,620,316	2,620,316
Total operating expenses	1,865,677	968,313	2,620,316	5,454,306
Income (loss) from operations	$1,216,230	$1,114,355	$(2,620,316)	$(289,731)

For the three months ended December 31, 2006:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,221,009	$4,418,077	$-	$10,639,086
Cost of goods sold	3,204,488	2,647,843	-	5,852,331
Gross profit	3,016,521	1,770,234	-	4,786,755
Selling expenses	1,272,400	651,717	-	1,924,117
Research and development	525,342	302,826	-	828,168
General and administrative	-	-	2,303,148	2,303,148
Total operating expenses	1,797,742	954,543	2,303,148	5,055,433
Income (loss) from operations	$1,218,779	$815,691	$(2,303,148)	$(268,678)

MISONIX, INC and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Six Months		Three Months
	2007	2006	2007	2006
United States	$11,894,476	$11,924,858	$6,250,743	$5,915,357
United Kingdom	7,037,648	5,440,671	3,589,682	2,719,336
Europe	1,190,475	1,692,694	798,875	1,318,741
Asia	1,143,351	753,335	460,741	445,825
Canada and Mexico	270,886	182,133	162,743	116,570
Middle East	136,911	56,237	108,990	10,669
Other	458,543	232,036	228,279	112,588
	$22,132,290	$20,281,964	$11,600,053	$10,639,086

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended December 31, 2007 and 2006

Net sales: Net sales increased $1,850,326 to $22,132,290 for the six months ended December 31, 2007 from $20,281,964 for the six months ended December 31, 2006. This difference in net sales is principally due to an increase in laboratory and scientific products sales of $1,565,470 to $10,795,970 for the six months ended December 31, 2007 from $9,230,500 for the six months ended December 31, 2006. This difference in net sales is also due to an increase in sales of medical device products of $284,856 to $11,336,320 for the six months ended December 31, 2007 from $11,051,464 for the six months ended December 31, 2006. The increase in sales of medical device products is due to an increase in sales of therapeutic medical device products of $7,002 plus an increase of $277,854 in sales of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily attributable to the increased sales of the Company’s ultrasonic neuroaspirator of $883,000, an increase in sales of the Company’s ultrasonic assisted liposuction product of $494,000, an increase in sales of the Company’s wound debridement product of $82,000 and an increase in sales of other therapeutic medical device products of $204,000, partially offset by a decrease in AutoSonix sales to United States Surgical (“USS”), a subsidiary of Covidien Ltd., of $597,000 and a decrease in Sonablate 500® sales of $1,059,000. Approximately 75% of the decrease in sales to USS occurred in the three months ended September 30, 2007. The increase in sales of diagnostic medical device products was attributable to several new customers, an increase in customer demand for several new products and increased repair capability. The increase in sales of laboratory and scientific products is due to a $1,513,897 increase in Labcaire Systems, Ltd. (“Labcaire”) products sales, an increase of $298,658 in ductless fume enclosure product sales and an increase of $269,568 in ultrasonic product sales, partially offset by a $516,651 decrease in sales of wet scrubber products. The Company has limited the opportunities it pursues for wet scrubber products. The increase in Labcaire sales of $1,513,897 is due to shipments of its new ISIS endoscope cleaning system and the strengthening of the English Pound versus the U.S. dollar which accounted for approximately $460,000 of the sales increase. The increase in ductless fume enclosure product sales and ultrasonic product sales is due to an increase in customer demand for several products and not attributable to a single customer, distributor or any other specific factor.

Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU Limited ("UKHIFU") sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in English pounds and Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 2.03 and 1.90 for the six months ended December 31, 2007 and 2006, respectively. A strengthening of the English Pound and Euro, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Gross profit: Gross profit increased to 44.4% for the six months ended December 31, 2007 from 43.0% for the six months ended December 31, 2006. Gross profit for medical device products increased to 50.0% for the six months ended December 31, 2007 from 44.1% for the six months ended December 31, 2006. Gross profit for laboratory and scientific products decreased to 38.5% for the six months ended December 31, 2007 from 41.7% for the six months ended December 31, 2006. Gross profit for therapeutic medical device products was favorably impacted by a favorable product mix due to increased sales of ultrasonic neuroaspirator products in foreign markets which have higher selling prices, increased sales of the ultrasonic neuroaspirator products in the United States and increased sales of ultrasonic assisted liposuction products which have higher gross profits than the AutoSonix products. The December 2007 period also benefited from a favorable mix of diagnostic medical device products sales. The decrease in gross profit in the December 2007 period for laboratory and scientific products is due to lower margins at Labcaire due to higher costs related to the first ISIS units shipped.

Selling expenses: Selling expenses increased $65,829 to $3,587,185 for the six months ended December 31, 2007 from $3,521,356 for the six months ended December 31, 2006. Laboratory and scientific products selling expenses increased $114,023, predominantly due to increased selling and services expenses at Labcaire related to the ISIS units and the impact of the stronger English Pound of approximately $56,000. Selling expenses for medical device products decreased $48,194, substantially due to decreased expenses related to diagnostic products, which were partially offset by increased expense related to therapeutic medical device products.

General and administrative expenses: General and administrative expenses increased $418,645 from $4,707,431 in the six months ended December 31, 2006 to $5,126,076 in the six months ended December 31, 2007. General and administrative expenses increased for the six months ended December 31, 2007 principally due to increased depreciation expense of $108,732, increased staffing expense of $171,379, increased provision for bad debts of $90,500, increased recruiting fees of $81,466, increased bank fees of $67,735, higher professional fees of $25,635 and increased expenses at Labcaire of $151,737, which includes the impact of the stronger English Pound of approximately $76,000, partially offset by decreased insurance expense of $111,404, decreased administrative costs of $101,246 related to the High Intensity Focused Ultrasound ("HIFU") business in Europe and a decrease of $65,889 in other administrative expenses. The increase in bad debt expense was due to an increase in the allowance for bad debts for a customer balance which is substantially past due.

Research and development expenses: Research and development expenses decreased $2,883 from $1,648,385 for the six months ended December 31, 2006 to $1,645,552 for the six months ended December 31, 2007. Research and development expenses for medical device products increased $70,039. Therapeutic medical device products research and development expenses increased approximately $11,000, primarily due to milestone charges of $210,000 from Focus Surgery, Inc. (“Focus”) related to the High Intensity Focused Ultrasound kidney cancer research project, which was partially offset by reduced salary and consulting expense of approximately $124,000, reduced research and development expenses for the Company’s Hearing Innovations products of $24,000 and approximately $51,000 of decreased other expenses. Research and development expenses for diagnostic medical device products increased $59,179 related to developing new products and services which were introduced during the current fiscal year. Laboratory and scientific products research and development expenses decreased approximately $72,872 due to reduced efforts on the Labcaire ISIS product which was introduced and launched in the fourth quarter of fiscal 2007 and completing the S-4000 digital Sonicator product during the first quarter of fiscal 2008.

Other income: Other income for the six months ended December 31, 2007 was $64,780 as compared to other income of $275,075 for the six months ended December 31, 2006. The decrease of $210,295 was primarily due to decreased royalty income and license fees of $125,757 from USS, increased royalty expense of $125,900 at Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) related to licensed probe repair technology and sale of Acoustic Power tanks, increased royalty expense related to the Company’s Lysonix product of $26,217, increased interest expense of $24,687 related to the purchase of minority shares of Sonora, decreased interest income of $17,528 and $40,206 increased expenses related to currency and value added tax expense. The December 2007 period includes $150,000 in income from the realization of a previously impaired Secured Cumulative Convertible Debenture from Focus.

Income taxes: The effective tax rate was 29.5% for the six months ended December 31, 2007, as compared to an effective tax rate of 42.9% for the six months ended December 31, 2006. The effective tax rate for the six months ended December 31, 2006 was favorably impacted by an additional $98,000 of Research and Experimentation Credits provided by the enactment of the Tax Relief and Healthcare Act of 2006 (HR6111) which retroactively extended the tax credit for Research and Experimentation expenditures. The December 2007 effective income tax rate differs from the statutory rate due to the impact of permanent differences related to SFAS 123R stock-based compensation and non-deductible entertainment expenses on taxable income. In addition, the $150,000 income from the realization of a previously written off debt from Focus was not tax effected because the Company did not record an income tax benefit when the debt was originally written off.

Three months ended December 31, 2007 and 2006

Net sales: Net sales increased $960,967 to $11,600,053 for the three months ended December 31, 2007 from $10,639,086 for the three months ended December 31, 2006. The increase in net sales is due to an increase in laboratory and scientific products sales of $1,143,773 to $5,561,850 for the three months ended December 31, 2007 from $4,418,077 for the three months ended December 31, 2006. The increase in laboratory and scientific products was partially offset by a decrease in sales of medical device products of $182,806 to $6,038,203 for the three months ended December 31, 2007 from $6,221,009 for the three months ended December 31, 2006. The decrease in sales of medical device products is due to a decrease in sales of therapeutic medical device products of $149,970 plus a decrease of $32,836 in sales of diagnostic medical device products. The decrease in sales of therapeutic medical device products was primarily attributable to a decrease in revenue from the Company’s Sonablate® 500 product of $1,059,000 and a decrease in AutoSonix sales to USS of $141,000 which was partially offset by an increase in sales of the Company’s neuroaspirator product of $563,000 and an increase in sales of the ultrasonic assisted liposuction product of $335,000 and an increase in sales of other therapeutic medical device products of $152,000. The decrease in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The increase in sales of laboratory and scientific products is due to a $773,000 increase in Labcaire products sales, an increase of $183,000 in ultrasonic product sales and an increase of $144,000 in ductless fume enclosure product sales. The increase in Labcaire sales of $773,000 is due to shipments of its new ISIS endoscope cleaning system and the strengthening of the English Pound versus the U.S. dollar which accounted for approximately $203,000 of the sales increase. The increase in ductless fume enclosure product sales and ultrasonic product sales is due to an increase in customer demand for several products and not attributable to a single customer, distributor or any other specific factor.

Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 2.04 and 1.92 for the three months ended December 31, 2007 and 2006, respectively. A strengthening of the English Pound and Euro, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Gross profit: Gross profit decreased to 44.5% for the three months ended December 31, 2007 from 45.0% for the three months ended December 31, 2006. Gross profit for medical device products increased to 51.0% for the three months ended December 31, 2007 from 48.5% for the three months ended December 31, 2006. Gross profit for laboratory and scientific products decreased to 37.4% for the three months ended December 31, 2007 from 40.1% for the three months ended December 31, 2006. Gross profit for medical device products was favorably impacted by increased sales of neuroaspirator and ultrasonic assisted liposuction products and a decrease in AutoSonix sales. The neuroaspirator and ultrasonic assisted liposuction products have higher gross profits than the AutoSonix products. The increased margin from increased sales of neuroaspirator and ultrasonic assisted liposuction products was partially offset by decreased sales of the Sonablate 500®. The December 2007 quarter also benefited from a favorable mix of diagnostic medical device products sales. The decrease in gross profit in the December 2007 quarter for laboratory and scientific products is due to lower margins at Labcaire due to higher costs related to the first ISIS units shipped.

Selling expenses: Selling expenses decreased $25,442 to $1,898,675 for the three months ended December 31, 2007 from $1,924,117 for the three months ended December 31, 2006. Laboratory and scientific products selling expenses increased $31,501, predominantly due to an increase in commissions related to increased sales commissions at Labcaire and the impact of the stronger English Pound of $27,000 which was partially offset by a $30,000 decrease in expenses related to demo equipment for ultrasonic and fume products. Medical selling expenses decreased $57,000, principally due to decreased sales commissions of $26,000 and a reduction in demo equipment expense of $51,000, partially offset by increased expenses in Europe related to the HIFU product.

General and administrative expenses: General and administrative expenses increased $317,168 from $2,303,148 in the three months ended December 31, 2006 to $2,620,316 in the three months ended December 31, 2007. General and administrative expenses increased for the three months ended December 31, 2007 due to increased bad debt expense of $90,000 which was recorded to increase the allowance for bad debts for a customer balance which is substantially past due. In addition, staffing expense increased $136,149, depreciation increased $54,055, recruiting fees increased $45,563 and bank fees increased $40,295. General and administrative expenses at Labcaire increased $100,479 of which approximately $37,000 is due to the strengthening of the British pound against the U.S. dollar. These increases were partially offset by decreased professional fees of $74,221, decreased insurance expense of $54,000 and decreases in other administrative expenses of $21,152.

Research and development expenses: Research and development expenses increased $107,147 from $828,168 for the three months ended December 31, 2006 to $935,315 for the three months ended December 31, 2007. Laboratory and scientific products research and development expenses decreased approximately $17,700 due to reduced efforts on the Labcaire ISIS product which was introduced and launched in the fourth quarter of fiscal 2007. Research and development expenses for medical device products increased $124,878. Therapeutic medical device products research and development expenses increased approximately $108,000 primarily due to milestone charges of $210,000 from Focus related to the HIFU kidney cancer research project. This increase was partially offset by reduced staff and consulting expense of $80,000 related to completing efforts to upgrade the first product selected for the new digital platform and other reduced research expenses of $22,000. Research and development expenses for diagnostic medical device products increased approximately $17,000 related to developing new products and services which were introduced during the current fiscal year.

Other income: Other income for the three months ended December 31, 2007 was $85,941 as compared to other income of $141,417 for the three months ended December 31, 2006. The decrease of $55,476 was primarily due to decreased royalty income and license fees from USS of $125,000, increased royalty expense of $60,000 at Sonora related to licensed probe repair technology and sales of Acoustic Power tanks and $12,000 related to sales of the Company’s ultrasonic assisted liposuction products, reduced interest income of $13,000 and increased other expenses of $36,000. Interest expense decreased $41,000 principally due to decreased borrowing by Labcaire which was partially offset by interest related to the purchase of shares of Sonora from a shareholder. Other income includes $150,000 income from the realization of a previously impaired 5.1% Secured Cumulative Convertible Debenture from Focus.

Income taxes: The effective tax rate was 46.2% for the three months ended December 31, 2007, as compared to an effective tax rate of 119.4% for the three months ended December 31, 2006. The December 2007 effective income tax rate differs from the statutory rate due to the impact of permanent differences related to SFAS 123R stock-based compensation and non-deductible entertainment expenses on taxable income. In addition, the $150,000 income from the previously written off debt from Focus was not tax effected because the Company did not record an income tax benefit when the debt was originally written off. The effective tax rate excluding the impact of the realization of the Focus debt was 28.7%. The tax rate in the December 31, 2006 quarter was favorably impacted by an additional $98,000 of Research and Experimentation Credits provided for with the December 20, 2006 Enactment of the Tax Relief and Healthcare Act of 2006 (HR6111), which retroactively extended the tax credit for Research and Experimentation Expenditures through December 31, 2007.

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

Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective July 1, 2007 and the adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 157 may have on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 may have on the Company’s consolidated financial position and results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet evaluated the impact of SFAS 160 on our consolidated financial position and results of operations.

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

Liquidity and Capital Resources

Working capital at December 31, 2007 and June 30, 2007 was $10,240,238 and $11,165,090, respectively. For the six months ended December 31, 2007, cash provided by operations totaled $664,573. A major source of cash from operations was the receipt of $629,000 held by the Bank of America (“BOA”) to secure a standby letter of credit after the Company terminated its credit agreement with BOA. This amount was included in prepaid expenses and other current assets at June 30, 2007. In addition, prepaid expenses decreased approximately $500,000 during the six months ended December 31, 2007, principally related to the amortization of insurance premiums in the United States. The major use of cash from operations was to pay down accounts payable and accrued expenses of approximately $615,000 during the six months ended December 31, 2007. For the six months ended December 31, 2007, cash used in investing activities totaled $888,239, primarily consisting of the purchase of property, plant and equipment during the regular course of business and the purchase of shares of the common stock of Sonora increasing the Company’s ownership to 93.75%. For the six months ended December 31, 2007, cash used in financing activities was $1,579,785, primarily consisting of principal payments on capital lease obligations and short-term borrowings of approximately $11,098,000, partially offset by proceeds from short-term borrowings of approximately $9,518,000.

Revolving Credit Facilities

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility bears interest at the bank’s base rate (5.5% at December 31, 2007) plus 2% and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires September 28, 2008. The agreement covers all United Kingdom and European sales. At December 31, 2007, the balance outstanding under this credit facility was $915,000 and Labcaire was in compliance with all financial covenants.

On December 29, 2006, the Company and its subsidiaries, Sonora and Hearing Innovations, Inc. ("Hearing Innovations"), the Company, Sonora and Hearing Innovations (collectively referred to as the “Borrowers”) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.

The Credit Agreements contain financial covenants requiring that the Borrowers not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At December 31, 2007, the Borrowers were in compliance with all financial covenants under the Credit Agreements.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of ½ % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At December 31, 2007, the balance outstanding under the Credit Agreement was $1,984,000, and an additional $1,692,000 was available under this line of credit.

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

Foreign Exchange Rates:
Approximately 33.7% and 32.9% of the Company’s revenues in the six-month and three-month period ended December 31, 2007, respectively, were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. Dollars using rates of 2.03 and 1.90 for the six months ended December 31, 2007 and 2006, respectively, and 2.04 and 1.92 for the three months ended December 31, 2007 and 2006, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. Misonix, Ltd. invoices certain customers in Euros and as a result there is an exchange rate exposure between the English Pound and the Euro. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Interest Rate Risk:
The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, terms of its debt obligations and projected borrowing requirements, the Company does not believe a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1A. Risk Factors

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes from the risk factors disclosed in that Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on December 11, 2007, Messrs. Howard Alliger, John W. Gildea, Michael A. McManus, Jr., Dr. Charles Miner III, T. Guy Minetti and Thomas F. O’Neill were elected as Directors for a one-year term. The votes were as follows: Mr. Alliger - votes for 6,226,825; votes withheld 97,623. Mr. Gildea - votes for 6,213,775; votes withheld 110,673. Mr. McManus - votes for 5,480,163; votes withheld 844,285. Dr. Miner - votes for 6,230,125; votes withheld 94,323. Mr. Minetti - votes for 6,228,325; votes withheld 96,123. Mr. O’Neill - votes for 6,227,911; votes withheld 96,537.

Item 6.  Exhibits

Exhibit 31.1- Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2- Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1- Section 1350 Certification of Chief Executive Officer
Exhibit 32.2- Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2008

MISONIX, INC. (Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary