Form 10-Q
period 2008-03-31
MISONIX INC
filed 2008-05-13
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at
Class of Common Stock	May 12, 2008
Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2008	June 30, 2007
	unaudited	Derived from audited financial statements
Assets
Current assets:
Cash	$1,607,529	$2,900,358
Accounts receivable, less allowance for doubtful accounts of $222,708 and $313,981, respectively	8,334,961	7,679,466
Inventories, net	12,401,011	11,903,294
Deferred income taxes	1,028,988	1,028,988
Prepaid expenses and other current assets	1,277,836	1,936,243
Total current assets	24,650,325	25,448,349

Property, plant and equipment, net	4,341,773	4,728,367
Deferred income taxes	3,068,901	2,827,009
Goodwill	5,772,022	5,008,549
Other assets	738,317	733,470
Total assets	$38,571,338	$38,745,744

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities and notes payable	$4,801,356	$4,326,088
Accounts payable	4,965,851	4,872,941
Accrued expenses and other current liabilities	3,884,377	3,957,643
Foreign income taxes payable	690,942	672,330
Current portion of deferred gain from sale and leaseback of building	159,195	160,000
Current maturities of capital lease obligations	296,508	294,257
Total current liabilities	14,798,229	14,283,259

Capital lease obligations	215,810	177,059
Deferred lease liability	356,419	380,068
Deferred income taxes	534,761	300,206
Deferred gain from sale and leaseback of building	1,313,354	1,438,966
Deferred income	397,992	494,261
Total liabilities	17,616,565	17,073,819

Commitments and contingencies

Minority interest	200,628	265,284

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	25,022,706	24,871,444
Accumulated deficit	(4,279,840)	(3,507,788)
Accumulated other comprehensive income	352,911	384,617
Treasury stock, 77,800 shares	(412,424)	(412,424)
Total stockholders’ equity	20,754,145	21,406,641

Total liabilities and stockholders’ equity	$38,571,338	$38,745,744

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the nine months ended March 31,
	2008	2007

Net sales	$33,935,316	$30,865,888

Cost of goods sold	19,222,501	17,687,270
Gross profit	14,712,815	13,178,618

Operating expenses:
Selling expenses	5,580,322	5,524,786
General and administrative expenses	7,596,223	7,321,668
Research and development expenses	2,369,683	2,383,903
Total operating expenses	15,546,228	15,230,357
Loss from operations	(833,413)	(2,051,739)

Other income:
Interest income	35,345	53,225
Interest expense	(353,070)	(357,075)
Royalty income and license fees	539,413	672,263
Royalty expense	(262,867)	(16,928)
Other	179,129	4,857
Total other income	137,950	356,342

Loss before minority interest and income taxes	(695,463)	(1,695,397)

Minority interest in net income (loss) of consolidated subsidiaries	47,580	(12,819)

Loss before income taxes	(743,043)	(1,682,578)
Income tax benefit	(205,562)	(634,680)
Net loss	$(537,481)	$(1,047,898)
Net loss per share – Basic	$(.08)	$(.15)

Net loss per share – Diluted	$(.08)	$(.15)

Weighted average common shares outstanding – Basic	7,001,369	6,923,044

Weighted average common shares outstanding – Diluted	7,001,369	6,923,044

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2008	2007

Net sales	$11,803,026	$10,583,924

Cost of goods sold	6,920,580	6,123,927
Gross profit	4,882,446	4,459,997

Operating expenses:
Selling expenses	1,993,137	2,003,430
General and administrative expenses	2,470,147	2,614,237
Research and development expenses	724,131	735,518
Total operating expenses	5,187,415	5,353,185
Loss from operations	(304,969)	(893,188)

Other income:
Interest income	10,759	11,111
Interest expense	(101,890)	(130,582)
Royalty income and license fees	206,695	213,788
Royalty expense	(99,399)	(5,577)
Other	57,005	(7,473)
Total other income	73,170	81,267

Loss before minority interest and income taxes	(231,799)	(811,921)

Minority interest in net income (loss) of consolidated subsidiaries	24,269	(38,318)

Loss before income taxes	(256,068)	(773,603)
Income tax benefit	(62,031)	(244,567)
Net loss	(194,037)	(529,036)
Net loss per share – Basic	$(.03)	$(0.08)

Net loss per share – Diluted	$(.03)	$(0.08)

Weighted average common shares outstanding – Basic	7,001,369	6,962,802

Weighted average common shares outstanding – Diluted	7,001,369	6,962,802

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

Nine months ended March 31, 2008

	Common Stock, $.01
	Par Value		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance, June 30, 2007	7,079,169	$70,792	(77,800)	$(412,424)	$24,871,444	$(3,507,788)	$384,617	$21,406,641
Net loss	-	-	-	-	-	(537,481)	-	(537,481)
Foreign currency translation adjustment	-	-	-	-	-	-	(31,706)	(31,706)
Comprehensive loss	-	-	-	-	-	-	-	(569,187)
Cumulative transition adjustment for FIN 48	-	-	-	-	-	(234,571)	-	(234,571)
Stock-based compensation	-	-	-	-	151,262	-	-	151,262
Balance, March 31, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,022,706	$(4,279,840)	$352,911	$20,754,145

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended March 31,
	2008	2007
Operating activities
Net loss	$(537,481)	$(1,047,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and other non-cash items	1,268,696	1,467,533
Bad debt expense (recovery)	(56,405)	81,807
Deferred income tax benefit	(246,753)	(739,076)
Loss on disposal of property, plant and equipment	63,159	117,054
Minority interest in net income (loss) of subsidiaries	47,580	(12,819)
Stock-based compensation	151,262	140,341
Deferred income	(96,269)	(75,013)
Deferred leasehold costs	(144,233)	17,791
Changes in operating assets and liabilities:
Accounts receivable	(624,458)	(1,369,184)
Inventories	(669,705)	(847,951)
Income taxes	21,584	826,813
Prepaid expenses and other current assets	615,601	(174,766)
Accounts payable and accrued expenses	40,369	(40,726)
Foreign income taxes payable	-	39,894
Other	(19,944)	(803,461)
Net cash used in operating activities	(186,997)	(2,419,661)

Investing activities
Acquisition of property, plant and equipment	(367,958)	(559,279)
Investment in UKHIFU Limited	(37,781)	-
Acquisition of minority interest	(839,653)	-
Net cash used in investing activities	(1,245,392)	(559,279)

Financing activities
Proceeds from short-term borrowings	18,519,219	5,648,062
Payments of short-term borrowings	(18,032,773)	(2,302,175)
Principal payments on capital lease obligations	(348,398)	(273,066)
Proceeds from exercise of stock options	-	134,570
Payments of long-term debt	-	(44,556)
Net cash provided by financing activities	138,048	3,162,835

Effect of exchange rate changes on cash	1,512	7,703
Net (decrease) increase in cash	(1,292,829)	191,598
Cash at beginning of period	2,900,358	675,400
Cash at end of period	$1,607,529	$866,998
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$363,311	$330,621
Income taxes	$19,607	$(762,309)
Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$391,900	$133,146
Inventory transferred to property, plant and equipment	-	$413,567

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or any interim period.

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

2. Net Loss Per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, basic net loss per common share (“basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Diluted EPS for periods with a net loss is the same as basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, we excluded from the calculation of diluted EPS all outstanding options for the nine and three-month periods ended March 31, 2008 and 2007.

3. Comprehensive (Loss) Income

Total comprehensive loss was $569,187 and $199,652 for the nine months and three months ended March 31, 2008 and $779,723 and $547,901 for the nine months and three months ended March 31, 2007, respectively. The components of comprehensive loss are net loss and foreign currency translation adjustments.

4. Stock-Based Compensation

The Company adopted the fair-value recognition provisions of SFAS 123R, “Share-Based Payment” (“SFAS No. 123R”), effective July 1, 2005. Compensation cost recognized in the nine and three-month periods ended March 31, 2008 and 2007 include compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three-month periods ended March 31, 2008 and 2007, the Company granted options to purchase 0 and 75,000 shares of the Company’s common stock, respectively, and during the nine month-periods ended March 31, 2008 and 2007, the Company granted options to purchase 61,850 and 127,400 shares of the Company’s common stock, respectively.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

Stock-based compensation expense for the nine month-periods ended March 31, 2008 and 2007 was approximately $151,000 and $140,000, respectively. Stock-based compensation expense for the three- month periods ended March 31, 2008 and 2007 was $53,000 and $40,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of March 31, 2008, there was $392,208 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.3 years.

Total cash received from the exercise of stock options was $0 and $134,570 for the nine-month periods ended March 31, 2008 and 2007, respectively. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

We estimated the fair value of stock options using the following assumptions:

	For the Nine Months March 31,		For the Three Months March 31,
	2008	2007	2007
Risk-free interest rate	4.3%	4.67%	4.48%
Expected option life in years	6.5	6.0	6.0
Expected stock price volatility	54.7%	53.8%	52.3%
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted	$2.51	$2.57	$2.99

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

Changes in outstanding stock options during the nine months ended March 31, 2008 were as follows:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2007	1,802,566	$5.88	5.4
Granted	61,850	4.33
Exercised	—	—
Forfeited	11,380	6.04
Expired	25,000	14.80
Outstanding as of March 31, 2008	1,828,036	$5.70	5.1	$106,719
Exercisable and vested at March 31, 2008	1,663,912	$5.79	4.5	$74,380
Available for grant at March 31, 2008	604,627

5. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), an interpretation of SFAS 109, effective July 1, 2007. In response to the issuance of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company has adjusted its estimate of its uncertain tax positions by recognizing an additional liability (including interest) of approximately $235,000 through a charge to accumulated deficit. The liability is included in deferred income taxes payable. There have not been any new uncertain income tax positions identified in the nine and three month periods ended March 31, 2008. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through July 1, 2008.

The Company generally recognizes interest and penalties related to uncertain tax positions through income tax expense. As of July 1, 2007, the Company had accrued approximately $32,000 for the payment of tax-related interest. An additional $12,000 was accrued during the nine months ended March 31, 2008.

There are no federal, state or foreign income tax audits in process as of March 31, 2008. Open tax years related to federal and state income tax filings are for the years ended June 30, 2005, 2006 and 2007. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Labcaire Systems Ltd. (“Labcaire”), Misonix, Ltd. and UKHIFU Limited (“UKHIFU”) file tax returns in England. The England Inland Revenue Service has not examined these tax returns.

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

6.  Inventories

Inventories are summarized as follows:

	March 31, 2008	June 30, 2007
Raw material	$6,453,615	$6,593,458
Work–in–process	3,153,288	2,624,212
Finished goods	4,845,888	4,599,040
	14,452,791	13,816,710
Less valuation reserve	2,051,780	1,913,416
	$12,401,011	$11,903,294

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31, 2008	June 30, 2007

Customer deposits and deferred contracts	$1,020,109	$1,084,412
Accrued payroll and vacation	1,212,680	567,296
Accrued VAT on sale of Labcaire building	-	631,229
Accrued VAT and sales tax	483,386	118,176
Accrued commissions and bonuses	416,074	484,022
Accrued professional fees	127,353	47,413
Litigation	324,000	419,000
Other	300,775	606,095
	$3,884,377	$3,957,643

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

The Credit Agreements, as amended, contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss (as defined in the Credit Agreements) of more than (a) $40,000 for the fiscal quarter ended March 31, 2008 and (b) $175,000 for the fiscal quarter ending June 30, 2008; and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At March 31, 2008, the Borrowers were in compliance with all financial covenants under the Credit Agreements.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of ½ % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At March 31, 2008, the balance outstanding under the Credit Agreement was $2,830,656 and an additional $833,496 was available under this line of credit.

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility bears interest at Lloyd’s base rate (5.5%) at March 31, 2008 plus 2.0% and fluctuates based on the outstanding United Kingdom and European receivables. The agreement expires September 28, 2008. The agreement covers all United Kingdom and European sales. At March 31, 2008, the balance outstanding under this credit facility was $1,619,949 and Labcaire was in compliance with all financial covenants.

9. Commitments and Contingencies

A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. The judgment was decreased to $324,000 and the $95,000 reduction is included in other income during the three months ended March 31, 2008. The case involved royalties claimed on recoating of transesophogeal probes, which is a process performed by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

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

Pursuant to the Agreement, the Company paid Phillips the aggregate sum of $1,214,780 (the “Purchase Price”). The Company paid Phillips $296,118 on June 7, 2007, $311,272 on August 30, 2007 and $306,220 on November 28, 2007. The Company paid the final installment of $301,169 on February 28, 2008. As of March 1, 2008, the Company owns 95% of the outstanding shares of Sonora.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

The effect of this transaction was to increase goodwill by $969,800, decrease minority interest by $149,737 and record interest expense of $95,242.

10. Recent Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 may have on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS 160 may have on the Company’s consolidated financial position and results of operations.

11. Related Party

The Company has subcontracted Focus Surgery, Inc. (“Focus”) to perform research and development activities for which the Company recorded expenses of $229,200 and $44,000 to Focus during the nine months ended March 31, 2008 and 2007, respectively, which amounts are recorded as research and development expenses in the accompanying statements of operations. During fiscal 2004, Focus entered into an exclusive agreement with the Company to distribute the Sonablate® 500 in the European market.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

The Company purchased approximately $510,000 and $578,000 of product from Focus during the nine months ended March 31, 2008 and 2007, respectively. Total sales to Focus were approximately $407,000 and $584,000 for the nine months ended March 31, 2008 and 2007, respectively. Accounts receivable due from Focus at March 31, 2008 and June 30, 2007 were approximately $149,000 and $4,000, respectively. Accounts payable to Focus totaled approximately $497,000 and $508,000 at March 31, 2008 and June 30, 2007, respectively.

On March 3, 2008 the Company, USHIFU, LLC (“USHIFU”), FS Acquisition Company and certain other stockholders of Focus entered into a Stock Purchase Agreement (the “Focus Agreement”). Pursuant to the Focus Agreement, the Company agreed to sell to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company will also receive at the closing of the transactions contemplated by the Focus Agreement (the “Closing”) fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus with the remaining fifty percent (50%) of such amount due eighteen (18) months from the Closing. The balance of the debt owed to the Company by Focus at March 31, 2008 is approximately $1,335,000.

Consummation of the transactions contemplated by the Focus Agreement is subject to fulfillment of customary conditions as well as (i) USHIFU obtaining no less than $10,000,000.00 of new financing through the issuance of equity in USHIFU or an affiliate thereof; (ii) repayment of fifty percent (50%) of the debt due to the Company and to Takai Hospital Supply Co., Ltd (“THS”); (iii) dismissal of the pending arbitration between USHIFU and Focus; (iv) the execution of amendments to certain distributorship and license agreements between Focus and an affiliate of THS; (v) the execution of amendments to and/or agreements concerning certain distributorship, license and manufacturing arrangements between Focus and the Company; and (vi) the execution of employment and joint venture agreements between the President of Focus and Focus.

The Company’s investments in Focus for both equity and debt were totally written down in 2001 as a result of both the debt and equity being deemed impaired. Under the impairment treatment, the equity and debt have been carried on our balance sheet at a zero value since 2001, therefore this amount will be totally incremental to earnings. Additionally, since in 2001 we were not certain of any capital gain offset, we established a tax valuation reserve which will also be partially reversed at Closing. Upon the Closing, we will realize approximately $1,500,000 in non-recurring income or approximately $.21 per share.

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

Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. General and administrative expenses at the Company’s Sonora, Labcaire, UKHIFU and Misonix, Ltd. subsidiaries are included in corporate and unallocated amounts in the tables below. The Company does not allocate assets by segment. Summarized financial information for each of the segments is as follows:

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

For the nine months ended March 31, 2008

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$17,854,832	$16,080,484	$-	$33,935,316
Cost of goods sold	9,053,042	10,169,459	-	19,222,501
Gross profit	8,801,790	5,911,025	-	14,712,815
Selling expenses	3,566,860	2,013,462	-	5,580,322
Research and development	1,569,483	800,200	-	2,369,683
General and administrative	-	-	7,596,223	7,596,223
Total operating expenses	5,136,343	2,813,662	7,596,223	15,546,228
Income (loss) from operations	$3,665,447	$3,097,362	$(7,596,223)	$(833,413)

For the nine months ended March 31, 2007

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$17,082,915	$13,782,973	$-	$30,865,888
Cost of goods sold	9,595,991	8,091,279	-	17,687,270
Gross profit	7,486,924	5,691,694	-	13,178,618
Selling expenses	3,701,453	1,823,333	-	5,524,786
Research and development	1,503,853	880,050	-	2,383,903
General and administrative	-	-	7,321,668	7,321,668
Total operating expenses	5,205,306	2,703,383	7,321,668	15,230,357
Income (loss) from operations	$2,281,618	$2,988,311	$(7,321,668)	$(2,051,739)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

For the three months ended March 31, 2008

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,518,512	$5,284,514	$-	$11,803,026
Cost of goods sold	3,389,720	3,530,860	-	6,920,580
Gross profit	3,128,792	1,753,654	-	4,882,446
Selling expenses	1,271,232	721,905	-	1,993,137
Research and development	450,418	273,713	-	724,131
General and administrative	-	-	2,470,147	2,470,147
Total operating expenses	1,721,650	995,618	2,470,147	5,187,415
Income (loss) from operations	$1,407,142	$758,036	$(2,470,147)	$(304,969)

For the three months ended March 31, 2007:

	Medical Device Products	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,031,451	$4,552,473	$-	$10,583,924
Cost of goods sold	3,415,415	2,708,512	-	6,123,927
Gross profit	2,616,036	1,843,961	-	4,459,997
Selling expenses	1,357,631	645,799	-	2,003,430
Research and development	454,827	280,691	-	735,518
General and administrative	-	-	2,614,237	2,614,237
Total operating expenses	1,812,458	926,490	2,614,237	5,353,185
Income (loss) from operations	$803,578	$917,471	$(2,614,237)	$(893,188)

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Nine Months ended March 31,		Three Months ended March 31,
	2008	2007	2008	2007
United States	$18,394,922	$17,913,069	$6,500,446	$5,988,210
United Kingdom	10,643,913	8,275,812	3,606,265	2,835,142
Europe	1,854,825	2,536,617	664,350	843,293
Asia	1,454,322	1,394,017	310,971	640,683
Canada and Mexico	513,151	331,296	242,265	149,163
Middle East	230,488	87,413	93,577	31,176
Other	843,695	327,664	385,152	95,627
	$33,935,316	$30,865,888	$11,803,026	$10,583,924

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine months ended March 31, 2008 and 2007

Net sales: Net sales increased $3,069,428 to $33,935,316 for the nine months ended March 31, 2008 from $30,865,888 for the nine months ended March 31, 2007. This difference in net sales is principally due to an increase in laboratory and scientific products sales of $2,297,511 to $16,080,484 for the nine months ended March 31, 2008 from $13,782,973 for the nine months ended March 31, 2007. This difference in net sales is also due to an increase in sales of medical device products of $771,917 to $17,854,832 for the nine months ended March 31, 2008 from $17,082,915 for the nine months ended March 31, 2007. The increase in sales of medical device products is due to an increase in sales of therapeutic medical device products of $237,704 plus an increase of $534,213 in sales of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily attributable to the increased sales of the Company’s ultrasonic surgical aspirator of $1,087,376, an increase in sales of the Company’s ultrasonic assisted liposuction product of $971,670, and an increase in sales of the Company’s wound debridement product of $85,157, which were partially offset by a decrease in AutoSonix sales to United States Surgical (“USS”), a subsidiary of Covidien Ltd., of $561,492, a decrease in Sonablate 500® unit sales of $1,343,479 and a decrease in sales of other therapeutic medical device products of $1,526. The increase in sales of diagnostic medical device products was attributable to several new customers, an increase in customer demand for several new products and increased repair capability. The increase in sales of laboratory and scientific products is due to a $2,025,941 increase in Labcaire Systems, Ltd. (“Labcaire”) products sales, an increase of ultrasonic product sales of $436,923 and an increase of $382,767 in ductless fume enclosure product sales, partially offset by a $548,118 decrease in sales of wet scrubber products. The Company has limited the opportunities it pursues for wet scrubber products. The increase in Labcaire sales of $2,025,941 is due to shipments of its new ISIS endoscope cleaning system and the strengthening of the English Pound versus the U.S. dollar which accounted for approximately $510,000 of the sales increase. The increase in ductless fume enclosure product sales and ultrasonic product sales is due to an increase in customer demand for several products and is not attributable to a single customer, distributor or any other specific factor.

Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU Limited (“UKHIFU”) sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in English pounds and Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 2.01 and 1.91 for the nine months ended March 31, 2008 and 2007, respectively. A strengthening of the English Pound and Euro, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Gross profit: Gross profit increased to 43.4% for the nine months ended March 31, 2008 from 42.7% for the nine months ended March 31, 2007. Gross profit for laboratory and scientific products decreased to 36.8% for the nine months ended March 31, 2008 from 41.3% for the nine months ended March 31, 2007 due to lower margins at Labcaire due to higher costs related to the ISIS units shipped. Gross profit for medical device products increased to 49.3% for the nine months ended March 31, 2008 from 43.8% for the nine months ended March 31, 2007. Gross profit for therapeutic medical device products was positively impacted by a favorable product mix due to increased sales of ultrasonic surgical aspirator products in foreign markets which have higher selling prices, increased sales of the ultrasonic surgical aspirator products in the United States and increased sales of ultrasonic assisted liposuction products which have higher gross profits than the AutoSonix products. The March 2008 period also benefited from a favorable mix of diagnostic medical device products sales.

Selling expenses: Selling expenses increased $55,536 to $5,580,322 for the nine months ended March 31, 2008 from $5,524,786 for the nine months ended March 31, 2007. Laboratory and scientific products selling expenses increased $190,128, predominately due to increased selling and service expenses at Labcaire related to higher sales and the impact of the stronger English Pound of approximately $68,000. Selling expenses for therapeutic medical device products decreased $82,477, principally due to decreased clinical trial expenses, consulting fees and exhibition expenses, which were partially offset by increased salaries related to additional staff. Selling expenses related to diagnostic medical device products decreased $52,116, principally due to decreased costs associated with consignment equipment.

General and administrative expenses: General and administrative expenses increased $274,555 from $7,321,668 in the nine months ended March 31, 2007 to $7,596,223 in the nine months ended March 31, 2008. General and administrative expenses increased for the nine months ended March 31, 2008, principally due to increased staffing expense of $225,428, increased depreciation expense of $134,986, increased recruiting fees of $104,109, increased bank fees of $64,452 and higher consulting fees of $90,740, which were partially offset by decreased insurance expense of $170,703, decreased bad debt expense of $135,500 and lower rent expense of $26,982. The decrease in bad debt expense was due to receiving a check in April 2008 from a customer to pay a past due balance which was reserved for in prior periods. The higher consulting fees include approximately $150,000 related to the implementation of Section 404(a) of the Sarbanes-Oxley Act of 2002. The Company entered into revolving credit facility with Wells Fargo Bank on December 29, 2006 and bank fees in the 2008 period are for nine months compared to three months in the 2007 period.

Research and development expenses: Research and development expenses decreased $14,220 from $2,383,903 for the nine months ended March 31, 2007 to $2,369,683 for the nine months ended March 31, 2008. Research and development expenses for medical device products increased $65,630. Therapeutic medical device products research and development expenses increased approximately $13,000, primarily due to milestone charges of $210,000 from Focus Surgery, Inc. (“Focus”) related to the High Intensity Focused Ultrasound kidney cancer research project, and increased amortization expense of $23,000, which was partially offset by reduced salary, consulting and other expenses of approximately $139,000, and approximately $81,000 of decreased other expenses. Research and development expenses for diagnostic medical device products increased $52,812 related to developing new products and services which were introduced during the current fiscal year. Laboratory and scientific products research and development expenses decreased $79,850 due to reduced efforts on the Labcaire ISIS product which was introduced and launched in the fourth quarter of fiscal 2007 and completing the S-4000 digital Sonicator product introduced during the first quarter of fiscal 2008.

Other income: Other income for the nine months ended March 31, 2008 was $137,950 as compared to other income of $356,342 for the nine months ended March 31, 2007. The decrease of $218,392 was primarily due to decreased royalty income and license fees of $132,850 from USS, increased royalty expense of $167,751 at Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) related to licensed probe repair technology and sale of Acoustic Power tanks, increased royalty expense related to the Company’s Lysonix product of $78,188, decreased interest expense of $4,005 and decreased interest income of $17,880. The March 2008 period includes $150,000 in income from the realization of a previously impaired Secured Cumulative Convertible Debenture from Focus. Other expense in the March 31, 2008 period includes a $65,000 legal expense related to the settlement of a lawsuit by a former employee of the Company and a reduction in legal liability of $95,000 relating to litigation against Sonora.

Income taxes: The effective tax rate was 27.7% for the nine months ended March 31, 2008, as compared to an effective tax rate of 37.7% for the nine months ended March 31, 2007. The effective tax rate for the nine months ended March 31, 2007 was favorably impacted by an additional $98,000 of Research and Experimentation Credits provided by the enactment of the Tax Relief and Healthcare Act of 2006 (HR6111) which retroactively extended the tax credit for Research and Experimentation expenditures. The March 2008 effective income tax rate differs from the statutory rate due to the impact of permanent differences related to SFAS123R stock-based compensation and non-deductible entertainment expenses on taxable income. In addition, the $150,000 income from the realization of a previously written off debt from Focus was not tax effected because the Company did not record an income tax benefit when the debt was originally written off.

Three months ended March 31, 2008 and 2007

Net sales: Net sales increased $1,219,102 to $11,803,026 for the three months ended March 31, 2008 from $10,583,924 for the three months ended March 31, 2007. The increase in net sales is due to an increase in laboratory and scientific products sales of $732,041 to $5,284,514 for the three months ended March 31, 2008 from $4,552,473 for the three months ended March 31, 2007. Sales of medical device products increased $487,061 to $6,518,512 for the three months ended March 31, 2008 from $6,031,451 for the three months ended March 31, 2007. The increase in sales of medical device products is due to an increase in sales of therapeutic medical device products of $230,702 plus an increase of $256,359 in sales of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily attributable to an increase in sales of the Company’s surgical aspirator product of $238,945 and an increase in the sales of the ultrasonic assisted liposuction product of $477,227, partially offset by a decrease in sales of other therapeutic medical device products of $485,470, primarily related to a decrease in sales of the Company’s Sonablate 500® of $310,000 and a decrease in sales of the Company’s lithotriptor medical device products of $163,000. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The increase in sales of laboratory and scientific products is due to a $512,045 increase in Labcaire products sales, an increase of $167,355 in ultrasonic product sales and an increase of $52,641 ductless fume enclosure product sales. The increase in Labcaire sales of $512,045 is due to shipments of its new ISIS endoscope cleaning system and the strengthening of the English Pound versus the U.S. dollar which accounted for approximately $50,000 of the sales increase. The increase in ductless fume enclosure product sales and ultrasonic product sales is due to an increase in customer demand for several products and is not attributable to a single customer, distributor or any other specific factor.

Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.98 and 1.95 for the three months ended March 31, 2008 and 2007, respectively. A strengthening of the English Pound and Euro, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Gross profit: Gross profit decreased to 41.4% for the three months ended March 31, 2008 from 42.1% for the three months ended March 31, 2007. Gross profit for medical device products increased to 48.0% for the three months ended March 31, 2008 from 43.4% for the three months ended March 31, 2007. Gross profit for laboratory and scientific products decreased to 33.2% for the three months ended March 31, 2008 from 40.5% for the three months ended March 31, 2007. Gross profit for medical device products was favorably impacted by increased sales of Lysonix and neuroaspirator products and a decrease in AutoSonix products sales. The neuroaspirator and ultrasonic assisted liposuction products have higher gross profits than the AutoSonix products. The increased margin from increased sales of neuroaspirator and ultrasonic assisted liposuction products was partially offset by decreased sales of the Sonablate 500®. The March 2008 quarter also benefited from a favorable mix of high and low margin product deliveries of diagnostic medical device products sales. The decrease in gross profit in the March 2008 quarter for laboratory and scientific products is due to lower margins at Labcaire due to higher costs related to the first ISIS units shipped, and an unfavorable mix of high and low margin product deliveries of fume products.

Selling expenses: Selling expenses decreased $10,293 to $1,993,137 for the three months ended March 31, 2008 from $2,003,430 for the three months ended March 31, 2007. Laboratory and scientific products selling expenses increased $76,106, predominantly due to an increase in commissions and advertising expenses of approximately $33,000 related to increased sales of the Company’s ultrasonic and fume products and increased selling and servicing expenses of approximately $43,000 at Labcaire related to increased sales. Medical device products selling expenses decreased $86,399, principally due to a decrease in consulting expenses of $215,000, exhibition expenses of $44,000, and clinical expenses of $32,000, partially offset by increased salary expense of $114,000 relocation expenses of $44,000 and advertising expenses of $22,000 and increased travel expense of $23,000.

General and administrative expenses: General and administrative expenses decreased $144,090 from $2,614,237 in the three months ended March 31, 2007 to $2,470,147 in the three months ended March 31, 2008. General and administrative expenses decreased for the three months ended March 31, 2008 primarily due to reversing a bad debt expense of $226,000 due to receiving a check in April 2008 from a customer to pay a past due balance reserved for in prior periods and lower insurance costs of $59,300. These decreases were partially offset by increased consulting fees of $131,191, related to the implementation of Section 404(a) of the Sarbanes-Oxley Act of 2002, and increased directors’ fees of $10,418.

Research and development expenses: Research and development expenses decreased $11,387 from $735,518 for the three months ended March 31, 2007 to $724,131 for the three months ended March 31, 2008. Laboratory and scientific products research and development expenses decreased approximately $6,978 due to reduced use of subcontractors and components relating to the Labcaire ISIS product which was introduced and launched in the fourth quarter of fiscal 2007. Research and development expenses for medical device products decreased $4,409. Medical device products research and development expenses for therapeutic medical device products increased approximately $1,960 primarily due to higher amortization costs of $36,933, partially offset by lower product development labor charges of $28,633, as well as lower salary related expenses of $5,336 and legal expenses of $2,751. Research and development expenses for diagnostic medical device products decreased approximately $6,369 due to lower consulting expenses of $32,629, partially offset by higher labor related expenses of $25,461.

Other income: Other income for the three months ended March 31, 2008 was $73,170 as compared to other income of $81,267 for the three months ended March 31, 2007. The decrease was primarily due to increased royalty expense of approximately $94,000 related to sales of licensed probe repair technology, sales of Acoustic Power tanks and sales of the Company’s ultrasonic assisted liposuction products. The March 2008 period included litigation expense of $65,000 related to the settlement of a former employee lawsuit. In addition, royalty income and license fees from USS were approximately $7,000 less in the March 2008 period than the March 2007 period. These decreases to other income were partially offset by a $95,000 reduction in the litigation award against Sonora and a refund of value added taxes paid of approximately $32,000. Interest expense decreased approximately $29,000 principally due to decreased borrowing by Labcaire which was partially offset by interest related to the purchase of shares of Sonora from a shareholder.

Income taxes: The effective tax rate was 24.2% for the three months ended March 31, 2008, as compared to an effective tax rate of 31.6% for the three months ended March 31, 2007. The March 31, 2008 effective income tax rate differs from the statutory rate due to the impact of permanent differences related to SFAS 123R stock-based compensation and non-deductible entertainment expenses on taxable income.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 may have on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS 160 may have on the Company’s consolidated financial position and results of operations.

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

Liquidity and Capital Resources

Working capital at March 31, 2008 and June 30, 2007 was $9,852,096 and $11,165,090, respectively. For the nine months ended March 31, 2008, cash used in operations totaled $186,997. A major source of cash from operations was the receipt of $629,000 held by the Bank of America (“BOA”) to secure a standby letter of credit after the Company terminated its credit agreement with BOA. This amount was included in prepaid expenses and other current assets at June 30, 2007. The major use of cash from operations was related to increased accounts receivable and inventories of approximately $624,000 and $670,000, respectively, during the nine months ended March 31, 2008. The increases were attributable to the Company’s Labcaire subsidiary. For the nine months ended March 31, 2008, cash used in investing activities totaled $1,245,392, primarily consisting of the purchase of property, plant and equipment during the regular course of business and the purchase of shares of the common stock of Sonora increasing the Company’s ownership to 95%. For the nine months ended March 31, 2008, cash provided by financing activities was $138,048, primarily consisting of proceeds from short-term borrowings of $18,519,000, partially offset by principal payments on short-term borrowings and capital lease obligations of approximately $18,033,000 and $348,000, respectively.

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

The Credit Agreements, as amended, contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss (as defined in the Credit Agreements) of more than (a) $40,000 for the fiscal quarter ended March 31, 2008 and (b) $175,000 for the fiscal quarter ending June 30, 2008 and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At March 31, 2008, the Borrowers were in compliance with all financial covenants under the Credit Agreements.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of ½ % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At March 31, 2008, the balance outstanding under the Credit Agreement was $2,830,656 and an additional $833,496 was available under this line of credit.

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility bears interest at the bank’s base rate (5.5% at March 31, 2008) plus 2% and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires September 28, 2008. The agreement covers all United Kingdom and European sales. At March 31, 2008, the balance outstanding under this credit facility was $1,619,949 and Labcaire was in compliance with all financial covenants.

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

Foreign Exchange Rates:
Approximately 33.1% and 31.9% of the Company’s revenues in the nine-month and three-month period ended March 31, 2008, respectively, were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. Dollars using rates of 2.01 and 1.91 for the nine months ended March 31, 2008 and 2007, respectively, and 1.98 and 1.95 for the three months ended March 31, 2008 and 2007, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. Misonix, Ltd. invoices certain customers in Euros and as a result there is an exchange rate exposure between the English Pound and the Euro. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Interest Rate Risk:
The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, terms of its debt obligations and projected borrowing requirements, the Company does not believe a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 12, 2008

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary