Form 10-K
period 2008-06-30
MISONIX INC
filed 2008-09-26
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐

Non-accelerated filer ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2007 (computed by reference to the closing price of such stock on such date) was approximately $28,878,000.

There were 7,001,369 shares of Common Stock outstanding at September 24, 2008.

INCORPORATED BY REFERENCE

None

With the exception of historical information contained in this Form-10K, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the statements made. The factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, potential acquisitions, consumer and industry acceptance, litigation and/or contemplated 510 (k) filings, the ability to achieve and maintain profitability in the Company’s business lines, and other factors discussed in this Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Company disclaims any obligation to update its forward-looking statements.

PART I
Item 1.    Business.

Overview

MISONIX, INC. (“Misonix” or the "Company") is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, markets and develops minimally invasive ultrasonic medical device products. The Company also develops and markets ultrasonic equipment for use in the scientific and laboratory markets and ductless fume enclosures for filtration of gaseous contaminates in the laboratory and forensic markets.

The Company’s operations outside the United States consist of a 100% ownership in Labcaire Systems, Ltd. (“Labcaire”), which is based in North Somerset, England. This business consists of designing, manufacturing, servicing and marketing the ISIS and Guardian endoscope disinfection systems and air-handling systems for the protection of personnel, products and the environment from airborne hazards. The Company also has a 60% ownership in UKHIFU Limited (“UKHIFU”), located in Bristol, England, which is the sales/marketing and service arm of the Company for the ablation of prostate cancer in the United Kingdom (“UK”). The Company has a 100% ownership in Misonix, Ltd. which is located in North Somerset, England. This business is the sales, marketing, distribution and servicing arm for the Company’s medical device products in Europe.

The Company's 95% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems (“Sonora”), located in Longmont, Colorado, is an ISO 9001 certified depot level repair facility for MRI and diagnostic ultrasound subsystems, as well as a factory level repair center for diagnostic ultrasound transducers. In addition, Sonora manufactures test equipment to appropriately diagnose failures with ultrasound systems and probes and to establish baseline performance and maintain quality assurance programs for ultrasound systems.

The Company’s 100% owned subsidiary, Hearing Innovations, Inc. (“Hearing Innovations”), is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

In fiscal 2008, approximately 46% of the Company's net sales were to foreign markets. Labcaire, which manufactures and sells the Company’s fume enclosure line as well as its own range of laboratory and medical environmental control products, represents approximately 64% of the Company’s net sales to foreign markets. Labcaire also distributes the Company’s ultrasonic equipment for use in scientific and industrial markets, predominately in the UK. Sales by the Company in other major industrial countries are made primarily through distributors. There were no additional risks for products sold by Labcaire as compared to other products marketed and sold by Misonix in the United States. Labcaire experiences minimal currency exposure since the major portion of its revenues are from the UK. Labcaire revenues outside the UK are predominately remitted in British Pounds.

Misonix represented approximately 19% of the net sales to foreign markets in fiscal 2008. These sales had no additional risks as most sales are secured by letters of credit and are remitted to Misonix in U.S. currency.

Sonora represented approximately 11% of the net sales to foreign markets in fiscal 2008. These sales had additional risks as most sales are not secured by letters of credit or do not involve a long term customer where credit risk is minimal. These sales are remitted to Sonora in U.S. currency.

Misonix, Ltd. sales represented approximately 1% of net sales to foreign markets in fiscal 2008 and were invoiced in Euros. These sales had the normal credit risks.

UKHIFU operates in the UK and invoices in British pounds, its sales represented 5% of net sales to foreign markets in fiscal 2008.

Medical Devices

In October 1996, the Company entered into a twenty-year license agreement (the “USS License”) with United States Surgical, a unit of Covidien Ltd. (“USS”). The USS License covers the further development of the Company’s medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. Total sales of this device were approximately $3,629,000, $4,464,000 and $4,461,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Total royalties from sales of this device were approximately $691,000, $827,000 and $810,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Byron Medical, Inc. (“Byron”) for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. This agreement is a standard agreement for such distribution in that it specifies the product to be distributed, the terms of the agreement and the price to be paid for product covered under the agreement. Total sales of this device were approximately $1,596,000, $501,000 and $1,195,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Fibra Sonics, Inc.
On February 8, 2001, the Company acquired certain assets and liabilities of Fibra Sonics, Inc. (“Fibra Sonics”), a Chicago-based, privately held producer and marketer of ultrasonic medical devices for approximately $1,900,000. This acquisition gave the Company access to three important new medical markets, namely, neurology with its Neuro Aspirator product, urology with the Company’s lithotripsy product and ophthalmology. Subsequent to the acquisition, the Company relocated the assets of Fibra Sonics to the Company’s Farmingdale facility.

UKHIFU Limited
On March 27, 2006, the Company, through its wholly owned subsidiary Misonix, Ltd., acquired a 60% equity position in UKHIFU from Imaging Equipment which owns the remaining 40%. UKHIFU is in the business providing Sonablate 500® equipment to doctors, on a fee for service basis, to use for the ablation of cancerous tissue in the prostate and is the sales/marketing and service arm of the Company in the UK for Sonablate 500 equipment.

In addition to the original investment, the Company made payments of approximately $50,000 and $60,000 to Imaging Equipment during the years ended June 30, 2008 and June 30, 2007, respectively. The additional payments were recorded as goodwill.

Focus Surgery, Inc.
On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. (“Focus”) to obtain a 20% equity position in Focus for $3,050,000 and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 5% of the equity of Focus. Focus is located in Indianapolis, Indiana. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products, currently the Sonablate 500, and create new products based on high intensity focused ultrasound (“HIFU”) technology for the non-invasive treatment of tissue for certain medical applications. The Company has the right to utilize HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of the equity of Focus. In February 2001, the Company exercised its right to start research and development for the treatment of kidney and liver tumors utilizing HIFU technology. During fiscal 2005, Focus entered into an exclusive agreement with the Company to distribute the Sonablate 500 in the European market. On July 1, 2008, the Company closed the transaction with USHIFU, LLC (“USHIFU”) whereby the Company sold its equity portion in Focus to USHIFU and was paid one half of the amount of its outstanding debt plus interest owed to Misonix by Focus with the remaining amount to be paid in 18 months. On July 1, 2008, the Company received $679,366.34 which represents one half of the outstanding debt plus interest and $837,500 for the Company’s 2,500 shares of Series M Preferred Stock of Focus.

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

Sonora Medical Systems
On November 16, 1999, the Company acquired a 51% interest in Sonora for approximately $1,400,000. Sonora authorized and issued new common stock for the 51% interest. Sonora utilized the proceeds of such sale to increase inventory and expand marketing, sales, and research and development efforts. An additional 4.7% was acquired from the principals of Sonora on February 25, 2000, for $208,000, bringing the acquired interest to 55.7%. The principals of Sonora sold an additional 34.3% to Misonix on June 1, 2000 for approximately $1,407,000, bringing the acquired interest to 90%. The acquisition of Sonora was accounted for under the purchase method of accounting. Accordingly, results of operations for Sonora are included in the consolidated statement of income from the date of acquisition and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the cost of the acquisition ($2,957,000 plus acquisition costs of $101,000, which includes a broker fee of $72,000) over the fair value of net assets acquired was $1,622,845 and is being treated as goodwill. During fiscal 2007, William H. Phillips, a principal of Sonora, exercised his right to require Misonix to purchase his 5% equity portion in Sonora based upon a formula of two times sales. At June 30, 2007, the Company acquired 1.25% for approximately $296,000 of which $242,000 was recorded as goodwill, a reduction in minority interest of $38,000 and $16,000 was included in interest expense. During the year ended June 30, 2008, the Company acquired the remaining 3.75% for approximately $918,000 of which $727,000 was recorded as goodwill, a reduction of minority interest of $112,000 and $79,000 was included in interest expense bringing the total acquired interest to 95%.

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

Laboratory and Scientific Products

The Company’s other revenue producing activities consist of the manufacture and sale of Sonicator ultrasonic liquid processors and cell disruptors, Aura™ ductless fume hood products and ISIS, Guardian and Jet AER autoscope reprocessing, disinfecting and rinsing equipment.

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

The Aura ductless fume hood products offer 40 years of experience in providing safe work environments to medical, pharmaceutical, biotech, semiconductor, law enforcement, federal and local government laboratories. We manufacture a complete line of ductless fume enclosures to control and eliminate hazardous vapors, noxious odors and particulates in the laboratory. All fume enclosure products utilize either activated carbon or HEPA filters to capture contaminants and are a cost effective alternative to standard laboratory fume hoods that require expensive ductwork to vent contaminants to the outside. Misonix also offers laminar airflow stations and PCR enclosures. Misonix Ductless Fume Hoods meet or exceed applicable OSHA, ANSI, NFPA, SEFA and ASHRAE standards for ductless fume hoods. School Demonstration Ductless Fume Hoods have proven to be a valuable addition to hundreds of high school science laboratories. Multiple application filters allow for the use of a variety of chemicals and a clear back panel enables students to view demonstrations from all sides.

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

In June 1992, the Company initially acquired an 81.4% interest in Labcaire for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being treated as goodwill. The balance of the capital stock of Labcaire was owned by current and former employees of Labcaire who, under a purchase agreement (the “Labcaire Agreement”), sold one-seventh of their total holdings of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. As of June 30, 2003 the Company owned 100% of Labcaire. Under the Labcaire Agreement, the Company purchased such shares at a price equal to one-seventh of each executive’s prorata share of 8.5 times Labcaire’s earnings before interest, taxes, and management charges for the preceding fiscal year, which amount is being treated as goodwill. Total goodwill associated with Labcaire is $1,214,808 of which $1,063,294 remains at June 30, 2008.

Labcaire has developed, manufactures and sells an automatic endoscope disinfection system (“Autoscope”), which is used predominantly in hospitals. The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes produced by the cleaning process. In fiscal 2007, Labcaire introduced the ISIS Autoscope version to incorporate a number of enhancements to comply with the UK HTM 2030 guidelines. HTM 2030 guidelines, among other things, describe the handling of endoscopes to minimize the transfer of bio matter from one patient to the next. Labcaire's business also consists of designing, manufacturing, servicing and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. These systems are similar to the Aura fume enclosures in that they extract noxious fumes through a series of filters to introduce clean air back into the environment, but have expanded their applications. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by the Company in the United States. Labcaire experiences minimal currency exposures since a major portion of its revenues are from the UK. Revenues outside the UK are remitted in British Pounds. Labcaire is also the UK distributor of the Company's ultrasonic laboratory and scientific products. Labcaire manufactures class 100 biohazard safety enclosures, used in laboratories to provide sterile environments and to protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company's ductless fume enclosures for the European market and sells the enclosures under its trade name.

Market and Customers

Medical Devices

The Company relies on its licensee, USS, a significant customer, for marketing its ultrasonic Auto Sonix surgical device. The Company relies on distributors such as Byron, a wholly owned subsidiary of Mentor Corporation (“Mentor”), Aesculap, Inc. and independent distributors for the marketing of its other medical products. The Company sells its SonicOne Wound Debridement System through independent representatives throughout the United States and through distributors outside the United States.

Sonora relies on direct salespersons and distributors for the marketing of its ultrasonic medical devices. Focus is utilizing the Company, in an exclusive agreement, to distribute the Sonablate 500 in the European market and Russia, which allows the Company to sell directly to end users such as doctors, hospitals and distributors. The Company sells the Sona Star Ultrasonic Surgical Aspiration System directly to end users and distributors internationally.

In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix 2000/3000 soft tissue aspirator used for cosmetic surgery. In June 2007, the Company terminated the supply and distribution agreement due to Mentor’s breach of the agreement. In September 2007, the Company completed a new agreement with Mentor for domestic sales of its ultrasound assisted liposuction product, the Lysonix 3000. Mentor agreed to minimum purchase order provisions for the Lysonix 3000 for a one year term commencing September 30, 2007, and successive annual renewals upon mutual agreement by the companies.

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

In fiscal 2008, approximately 46% of the Company's net sales were to foreign markets. Labcaire acts as the European distributor of the Company's laboratory and scientific products and manufactures and sells the Company’s fume enclosure line as well as its own range of laboratory and hospital environmental control products, such as the ISIS Autoscope cleaning device. Sales by the Company in other major industrial countries are made through distributors.

Manufacturing and Supply

Medical Devices

The Company manufactures and assembles its medical device products and Focus products at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company is not dependent upon any single source of supply and has no long-term supply agreements. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.

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

The Company believes that specific advantages of its fume enclosures include efficiency and other product features, such as durability and ease of operation. Ductless fume enclosure advantages are the quality of the product and versatility of applications. The principal competitors for the Company’s ductless fume enclosure are Captair, Inc., Air Science Technologies, Air Cleaning Systems, Inc. and Lancer UK Ltd.

Regulatory Requirements

The Company’s medical device products are subject to the regulatory requirements of the U.S. Food and Drug Administration (“FDA”). A medical device as defined by the FDA is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a “medical device”). The Company’s products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a Medical Device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be materially adverse at this time and neither has the FDA sought legal remedies available, nor have there been any violations of its regulations alleged, against the Company at present.

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
		11/14/1995	12/06/2014

5,516,043	Atomizer horn - relating to an ultrasonic atomizing device, which is used in the Company’s laboratory and scientific products.	05/14/1996	06/30/2014

5,527,273*	Ultrasonic probes - relating to an ultrasonic lipectomy probe to be used with the Company’s soft tissue aspiration technology.	06/18/1996	10/6/2014

5,769,211	Autoclavable switch - relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures.	06/23/1998	01/21/2017

5,072,426	Shock wave hydrophone with self-monitoring feature.	12/10/1991	02/08/2011

5,151,084	Ultrasonic needle with sleeve that includes a baffle.	09/29/1992	07/29/2011

5,562,609	Ultrasonic surgical probe.	10/08/1996	10/07/2014

5,562,610	Needle for ultrasonic surgical probe.	10/08/1996	10/07/2014

6,033,375	Ultrasonic probe with isolated and Teflon coated outer cannula.	03/07/2000	12/23/2017

6,270,471	Ultrasonic probe with isolated outer cannula.	08/07/2001	12/23/2017

6,443,969	Ultrasonic blade with cooling.	09/03/2002	08/15/2020

6,379,371	Ultrasonic blade with cooling.	04/30/2002	11/15/2019

6,375,648	Infiltration cannula with Teflon coated outer surface.	04/23/2002	10/02/2018

6,326,039	Skinless sausage or frankfurter manufacturing method and apparatus utilizing reusable deformable support.	12/04/2001	10/31/2020

D565,444	Testing device for acoustic probes and systems	04/01/08	1/29/2021

6,920,776	Apparatus and methods for interfacing acoustic testing apparatus with acoustic probes and systems	07/26/05	11/05/2024

6,928,856	Apparatus and methods for interfacing acoustic testing apparatus with acoustic probes and systems	08/16/05	11/05/2024

7,007,539	Apparatus and methods for interfacing acoustic testing apparatus with acoustic probes and systems	03/07/06	04/28/2023

7,028,529	Apparatus and methods for testing acoustic probes and systems	04/18/06	04/28/2023

7,155,957	Apparatus and methods for testing acoustic probes and systems	01/02/07	12/27/2025

7,278,289	Apparatus and methods for testing acoustic probes and systems	10/09/07	04/28/2023

Number	Description	Issue Date	Expiration Date
6,322,832	Manufacturing method and apparatus utilizing reusable deformable support.	11/27/2001	10/31/2020

6,146,674	Method and device for manufacturing hot dogs using high power ultrasound.	11/14/2000	05/27/2019

6,063,050	Ultrasonic dissection and coagulation system.	05/16/2000	10/16/2017

6,036,667	Ultrasonic dissection and coagulation system.	03/14/2000	08/14/2017

6,582,440	Non-clogging catheter for lithotrity.	06/24/2003	12/26/2016

6,578,659	Ultrasonic horn assembly.	06/17/2003	12/01/2020

6,454,730	Thermal film ultrasonic dose indicator.	09/24/2002	04/02/2019

6,613,056	Ultrasonic probe with low-friction bushings.	09/02/2003	02/17/2019

6,648,839	Ultrasonic medical treatment device for RF cauterization and related method.	11/18/2003	05/08/2022

6,660,054	Fingerprint processing chamber with airborne contaminant containment and adsorption.	12/09/2003	09/10/2021

6,736,814	Ultrasonic medical treatment device for bipolar RF cauterization and related method.	05/18/2004	02/28/2022

6,799,729	Ultrasonic cleaning probe.	10/05/2004	10/05/2021

6,869,439	Ultrasonic dissector.	03/22/2005	03/22/2022

6,902,536	RF cauterization and ultrasonic ablation.	06/07/2005	06/07/2022

7,004,282	Ultrasonic horn	02/28/2006	10/28/2022

5,151,083	Apparatus for Eliminating Air Bubbles in an Ultrasonic Surgical Device	09/29/1992	07/29/2011

6,377,693**	Tinnitus masking using ultrasonic signals	06/23/1994	06/23/2014

6,173,062**	Frequency transpositional hearing aid with digital and single sideband modulation	03/16/1994	03/16/2014

6,169,813**	Frequency transpositional hearing aid with single sideband modulation	03/16/1994	03/16/2014

5,663,727**	Frequency response analyzer and shaping apparatus and digital hearing enhancement apparatus and method utilizing the same	06/23/1995	06/23/2015
* Patents valid also in Japan, Europe and Canada.
 ** Owned by Hearing Innovations, Inc.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration Number	Registration Date	Mark	Goods	Renewal Date
2,611,532	08/27/2002	Mystaire	Scrubbers Employing Fine Sprays Passing Through Mesh for Eliminating Fumes and Odors from Gases.	08/27/2012

1,219,008	12/07/1982	Sonimist	Ultrasonic and Sonic Spray Nozzle for Vaporizing Fluid for Commercial, Industrial and Laboratory Use.	03/22/2013

1,200,359	04/03/2002	Water Web	Lamination of Screens to Provide Mesh to be Inserted in Fluid Stream for Mixing or Filtering of Fluids.	04/03/2013

2,051,093	03/27/2003	Misonix	Anti-Pollution Wet Scrubbers; Ultrasonic Cleaners; Spray Nozzles for Ultrasonic Cleaners.	03/27/2009
2,051,092	02/13/2003	Misonix	Ultrasonic Liquid Processors; Ultrasonic Biological Cell Disrupters; Ultrasonic Cleaners.	02/13/2009

2,320,805	02/22/2000	Aura	Ductless Fume Enclosures.	02/22/2010

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely, ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers.	02/10/2014

1,195,570	07/14/2002	Astrason	Portable Ultrasonic Cleaners featuring Microscopic Shock Waves.	07/14/2012

3,373,435	01/22/2008	SonicOne	Ultrasonic Surgical Systems	01/22/2018

Backlog

As of June 30, 2008, the Company's backlog (firm orders that have not yet been shipped) was $10,908,000, as compared to approximately
$7,200,000 as of June 30, 2007. The Company’s backlog relating to laboratory and scientific products, including Labcaire, was approximately $6,000,000 at June 30, 2008, as compared to $3,600,000 as of June 30, 2007. The Company’s backlog relating to medical devices, including Sonora, was approximately $4,900,000 at June 30, 2008, as compared to approximately $3,600,000 at June 30, 2007.

Employees

As of September 12, 2008, the Company, including Labcaire and Sonora, employed a total of 235 full-time employees, including 50 in management and supervisory positions, and 19 part-time employees. The Company considers its relationship with its employees to be good.

Business Segments

The following table provides a breakdown of net sales by business segment for the periods indicated:

	Fiscal year ended June 30,
	2008	2007	2006
Medical devices	$24,273,450	$23,540,628	$20,928,052
Laboratory and scientific products	21,366,256	18,891,277	18,559,241
Net sales	$45,639,706	$42,431,905	$39,487,293

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

	Fiscal year ended June 30,
	2008	2007	2006
United Kingdom	$14,107,027	$11,536,440	$9,392,592
Europe	2,842,250	3,713,012	2,210,668
Asia	1,856,016	1,673,480	1,268,799
Canada and Mexico	720,783	452,641	640,009
Middle East	342,524	115,020	307,810
Other	1,170,158	608,277	618,202
	$21,038,758	$18,098,870	$14,438,080

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

In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and opportunities. We are performing clinicals for kidney cancer treatment in Europe.

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

New products may not be accepted in the market.

We are now, and will continue to be, developing new products and introducing them into the market.  There can be no assurance that any new product will be accepted by the market. New products are sometimes introduced into the market in a prototype format and may need later revisions or design changes before they operate in a manner to be accepted in the market.  As a result of the introduction of new products, there is some risk that revenue expectations may not be met and in some cases the product may not achieve market acceptance.

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

Additionally, the medical device product market is characterized by extensive research and development and rapid technological change. Developments by other companies of new or improved products, processes or technologies, in particular in the cancer treatment market, may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products. Failure to develop new products or enhance existing products could have a material adverse effect on our business, financial condition or results of operations.

Because we derive a significant amount of our revenues from international operations and a significant percentage of our growth is expected to come from international operations, changes in international economic or regulatory conditions could have a material impact on our business, financial condition or results of operations.

Sales outside the U.S. accounted for approximately 46% of our net sales in fiscal 2008. Additionally, a significant percentage of our future growth is expected to come from international operations. As a result, profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense.

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

We may experience disruption in supply due to our dependence on our suppliers to continue to ship product requirements and our inability to obtain suppliers of certain components for our products.

Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages or environmental factors. In addition, we purchase both raw materials used in our products and finished goods from various suppliers and can rely on a single source supplier for certain components of our products where there are no alternatives are available. Although we anticipate that we have adequate sources of supply and/or inventory of these components to handle our production needs for the foreseeable future, if we are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find suppliers at an acceptable cost, then the manufacture of our products may be disrupted, which could increase our costs and have a material adverse effect on our business.

If we fail to manage any expansion or acquisition, our business could be impaired.

We may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business and any such acquisition could bring additional risks, exposures and challenges to our company. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products, or companies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products, or companies, our shareholders may experience substantial dilution. If we fail to manage any expansions or acquisition, our business could be impaired.

Our agreements and contracts entered into with partners and other third parties may not be successful.

We signed in the past and may pursue in the future contracts and agreements with third parties that would assist our marketing, manufacturing, selling, and distribution efforts. We cannot assure you that any agreements or arrangements entered into will be successful.

The current disruptions in the financial markets could affect our ability to obtain debt financing on favorable terms (or at all) and have other adverse effects on us.

The United States credit markets have recently experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases and even if available caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers able to find financing less attractive, and in many cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access debt financing on favorable terms or at all. The failure to renew our existing revolving credit facilities when such facilities expire in December 2009 would have a material adverse affect on our financial condition and results of operations. In addition, Federal legislation to deal with the current disruptions in the financial markets could have an adverse affect on our financial condition and results of operations.

The fluctuation of our quarterly results may adversely affect the trading price of our common stock.

Our revenues and results of operations have in the past and will likely vary in the future from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

We may not be able to attract and retain additional key management, sales and marketing and technical personnel, or we may lose existing key management, sales and marketing or technical personnel, which may delay our development and marketing efforts.

We depend on a number of key management, sales and marketing and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse or unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Labcaire sold its building in the UK in June 2007 in a sale and leaseback transaction with TESCO Ltd. (“Tesco”). Tesco intends to utilize the property to expand its operations which will require Labcaire to relocate to another facility upon Tesco’s receiving permission to expand from the local authorities. Labcaire sold the building for $3.6 million and recorded a deferred gain of $1.6 million which will be amortized over the 10 year lease period. Upon Tesco’s receiving permission to expand its facilities, which is expected in the next 1 to 4 years, Tesco will cancel the lease. Upon Labcaire’s vacating the premises, Tesco will pay Labcaire an additional $1.5 million.

Item 3.  Legal Proceedings.

A jury in the District Court of Boulder County, Colorado returned a verdict against Sonora during the Company’s Fiscal 2005 fourth quarter in the amount of $419,000. During fiscal 2008, the judgment was decreased to $324,000 and the $95,000 reduction is included in other income. The case involved royalties claimed on recoating of transesophogeal probes, which is a process utilized by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended June 30, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The Company's common stock, $.01 par value (“Common Stock”), is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol "MSON".

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by Nasdaq.

Fiscal 2008 :	High	Low

First Quarter	$6.30	$3.82
Second Quarter	7.00	4.25
Third Quarter	4.73	3.69
Fourth Quarter	4.41	3.09

Fiscal 2007 :	High	Low

First Quarter	$5.58	$3.50
Second Quarter	5.03	3.25
Third Quarter	7.29	3.80
Fourth Quarter	7.49	5.38

(b) As of September 24, 2008, the Company had 7,001,369 shares of Common Stock outstanding and 74 shareholders of record. This does not take into account shareholders whose shares are held in “street name” by brokerage houses.

(c) The Company has not paid any dividends since its inception. The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Share Performance Graph

The following graph compares the cumulative total return on the Company’s Common Stock during the last five fiscal years with the NASDAQ Total U.S. and Foreign Return Index and the NASDAQ Medical Devices, Instruments and Supplies Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in the Common Stock or the indices on June 30, 2004. The graph depicts the change in value of the Company’s Common Stock relative to the noted indices as of the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	2004	2005	2006	2007	2008
MISONIX, INC.	100	80	78	79	42
NASDAQ Total U.S. Index	100	101	107	128	112
NASDAQ Medical Devices, Instruments and Supplies Index	100	104	109	130	123

Equity Compensation Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(a)	(b)	(c)
I. 1991 Plan	30,000	$7.38	-
II. 1996 Director’s Plan	175,000	5.34	-
III. 1996 Plan	266,278	5.47	-
IV. 1998 Plan	381,875	6.75	45,277
V. 2001 Plan	862,838	5.41	8,856
VI. 2005 Employee Equity Incentive Plan	31,850	4.48	468,150
VII. 2005 Non-Employee Director Stock Option Plan	75,000	5.42	125,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,822,841	$5.71	647,283

Item 6.   Selected Financial Data.

Selected statement of operations data:

	Year Ended June 30,
	2008	2007	2006	2005	2004
Net sales	$45,639,706	$42,431,905	$39,487,293	$46,382,976	$39,059,066
Net (loss) income	(2,887,811)	(1,349,517)	(3,759,437)	935,705	1,718,945
Net (loss) income per share- Basic	$(.41)	$(.19)	$(.55)	$.14	$.26
Net (loss) income per share- Diluted	$(.41)	$(.19)	$(.55)	$.13	$.25

Selected balance sheet data:

	June 30,
	2008	2007	2006	2005	2004
Total assets	$37,250,074	$38,745,744	$34,547,500	$38,085,936	$34,241,112

Long-term debt and capital lease obligations	225,909	177,059	1,145,279	1,240,324	1,264,480

Total stockholders’ equity	18,442,444	21,406,641	22,254,806	25,094,160	23,743,176

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operation:

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations:

	Fiscal year ended June 30,
	2008	2007	2006

Net sales	100%	100%	100%
Cost of goods sold	57.6	58.3	62.8

Gross profit	42.4	41.7	37.2

Selling expenses	16.9	17.9	18.8

General and administrative expenses	23.1	22.2	25.9

Research and development expenses	6.6	7.3	9.2

Total operating expenses	46.6	47.4	53.9

Loss from operations	(4.2)	(5.7)	(16.7)

Other income	.2	.9	1.4

Loss before minority interest and income taxes	(4.0)	(4.8)	(15.3)

Minority interest in net (income) loss of consolidated subsidiaries	(0.1)	0.1	-

Loss before income taxes	(4.1)	(4.7)	(15.3)

Income tax provision (benefit)	2.2	(1.6)	(5.8)

Net loss	(6.3)%	(3.2)%	(9.5)%

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

All of the Company's sales to date have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products, and laboratory and scientific products, which include ultrasonic equipment for scientific and laboratory purposes, and ductless fume enclosures for filtration of gaseous emissions in laboratories and hospitals.

Fiscal years ended June 30, 2008 and 2007:

Net sales: Net sales increased $3,207,801 to $45,639,706, in fiscal 2008 from $42,431,905 in fiscal 2007. This difference in net sales is principally due to an increase in laboratory and scientific products sales of $2,474,979 to $21,366,256 in fiscal 2008 from $18,891,277 in fiscal 2007. This difference in net sales is also due to an increase in sales of medical device products of $732,822 to $24,273,450 in fiscal 2008 from $23,540,628 in fiscal 2007. The increase in sales of medical device products is principally due to an increase in sales of diagnostic medical device products. The increase in sales of diagnostic medical device products was attributable to several new customers, an increase in customer demand for several new products and increased repair capability. The increase in sales of laboratory and scientific products is due to a $2,157,509 increase in Labcaire products sales, an increase in ultrasonic product sales and an increase in ductless fume enclosure product sales, partially offset by a decrease in sales of wet scrubber products. The Company has intentionally limited the opportunities it pursues for wet scrubber products. The increase in Labcaire sales of $2,157,509 is due to shipments of its new ISIS endoscope cleaning system and the strengthening of the English Pound versus the U.S. dollar, which accounted for approximately $487,000 of the sales increase. The increase in ultrasonic product sales and ductless fume enclosure product sales is due to an increase in customer demand for several products including the new S-4000 digital sonicator and is not attributable to a single customer, distributor or any other specific factor.

Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in English pounds and Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 2.00 and 1.93 for the years ended June 30, 2008 and 2007, respectively. A strengthening of the English Pound and Euro, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Year ended June 30,
	2008	2007
United States	$24,600,948	$24,333,035
United Kingdom	14,107,027	11,536,440
Europe	2,842,250	3,713,012
Asia	1,856,016	1,673,480
Canada and Mexico	720,783	452,641
Middle East	342,524	115,020
Other	1,170,158	608,277
	$45,639,706	$42,431,905

 Summarized financial information for each of the segments for the years ended June 30, 2008 and 2007 are as follows:

For the year ended June 30, 2008:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$24,273,450	$21,366,256	$-	$45,639,706
Cost of goods sold	12,530,534	13,767,370	-	26,297,904
Gross profit	11,742,916	7,598,886	-	19,341,802
Selling expenses	5,031,208	2,695,701	-	7,726,909
Research and development	1,982,341	1,039,728	-	3,022,069
General and administrative	-	-	10,518,550	10,518,550
Total operating expenses	7,013,549	3,735,429	10,518,550	21,267,528
Income (loss) from operations	$4,729,367	$3,863,457	$(10,518,550)	$(1,925,726)

For the year ended June 30, 2007:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$23,540,628	$18,891,277	$-	$42,431,905
Cost of goods sold	13,336,430	11,388,084	-	24,724,514
Gross profit	10,204,198	7,503,193	-	17,707,391
Selling expenses	5,002,878	2,593,276	-	7,596,154
Research and development	1,953,872	1,159,392	-	3,113,264
General and administrative	-	-	9,417,038	9,417,038
Total operating expenses	6,956,750	3,752,668	9,417,038	20,126,456
Income (loss) from operations	$3,247,448	$3,750,525	$(9,417,038)	$(2,419,065)

Net sales for the three months ended June 30, 2008 were $11,704,390 compared to $11,566,017 for the three months ended June 30, 2007. The increase of $138,373 is due to an increase in laboratory product sales of $177,467, primarily due to an increase in Labcaire and ultrasonic products sales. Therapeutic medical device products sales decreased approximately $238,000 and diagnostic medical device products sales increased approximately $199,000. The increase in diagnostic medical device products sales was primarily attributable to the sale of equipment to a probe repair lab in Europe and fees earned for training their personnel.

 Summarized financial information for each of the segments for the three months ended June 30, 2008 and 2007 are as follows:

For the three months ended June 30, 2008:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,418,618	$5,285,772	$-	$11,704,390
Cost of goods sold	3,477,492	3,597,911	-	7,075,403
Gross profit	2,941,126	1,687,861	-	4,628,987
Selling expenses	1,464,348	682,239	-	2,146,587
Research and development	412,858	239,528	-	652,386
General and administrative	-	-	2,922,327	2,922,327
Total operating expenses	1,877,206	921,767	2,922,327	5,721,300
Income (loss) from operations	$1,063,920	$766,094	$(2,922,327)	$(1,092,313)

For the three months ended June 30, 2007:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,457,712	$5,108,305	$-	$11,566,017
Cost of goods sold	3,740,441	3,296,803	-	7,037,244
Gross profit	2,717,271	1,811,502	-	4,528,773
Selling expenses	1,301,426	769,943	-	2,071,369
Research and development	450,019	279,342	-	729,361
General and administrative	-	-	2,095,369	2,095,369
Total operating expenses	1,751,445	1,049,285	2,095,369	4,896,099
Income (loss) from operations	$965,826	$762,217	$(2,095,369)	$(367,326)

Gross profit: Gross profit increased to 42.4% in fiscal 2008 from 41.7% in fiscal 2007. Gross profit for medical device products increased to 48.4% in fiscal 2008 from 43.3% in fiscal 2007. Gross profit for therapeutic medical device products was positively impacted by a favorable product mix due to increased sales of the Sonastar ultrasonic surgical aspirator product in the United States and foreign markets and increased sales of ultrasonic assisted liposuction products. Sales of the Company’s AutoSonix products to USS which have lower gross profits, decreased in fiscal 2008 as percentage of total sales. The fiscal 2008 period also benefited from a favorable mix of diagnostic medical device products sales. Gross profit for laboratory and scientific products decreased to 35.6% in fiscal 2008 from 39.7% in fiscal 2007 due to lower margins at Labcaire due to higher costs related to the ISIS units shipped. Gross profit for the three months ended June 30, 2008 increased to 39.5% from 39.2% in the three months ended June 30, 2007. Gross margins for medical device products sales increased to 45.8% in the 2008 period from 42.1% in the 2007 period. The increase was due to a favorable product mix in both therapeutic and diagnostic product sales. Gross profit for laboratory and scientific products decreased to 31.9% in the 2008 period from 35.5% in the 2007 period. The decrease in gross profit was primarily due to lower margins in Labcaire due to higher costs related to the ISIS units shipped and lower margins for fume enclosure product sales due to unfavorable product mix.

Selling expenses: Selling expenses increased $130,755 to $7,726,909 (16.9% of net sales) in fiscal 2008 from $7,596,154 (17.9% of net sales) in fiscal 2007. Laboratory and scientific products selling expenses increased approximately $102,000, predominately due to increased selling and service expenses at Labcaire related to higher sales and the impact of the stronger English Pound of approximately $66,000. Selling expenses for therapeutic medical device products increased approximately $80,000, principally due to new hires in medical sales management and increased expenses in Europe related to the Company’s HIFU products, partially offset by reduced expenses related to trade shows and exhibitions. Selling expenses related to diagnostic medical device products decreased approximately $51,000, principally due to decreased costs associated with consignment equipment. Selling expenses for the three months ended June 30, 2008 increased $75,218 to $2,146,587 (18.3% of net sales) from $2,071,369 (17.9% of net sales) in the three months ended June 30, 2007. Selling expenses related to therapeutic medical device products sales increased approximately $163,000 principally due to increased staffing. Laboratory and scientific products selling expenses decreased approximately $88,000, principally due to lower costs associated with demo equipment.

General and administrative expenses: Total corporate and unallocated expenses increased $1,101,512 in fiscal 2008 to $10,518,550 from $9,417,038 in fiscal 2007. General and administrative expenses increased in fiscal 2008, principally due to increased employee related expense of approximately $763,000, increased depreciation expense, increased recruiting fees of approximately $100,000 related to adding personnel to the therapeutic medical group, increased bank fees and higher consulting fees, which were partially offset by decreased insurance expense and decreased bad debt expense. The higher consulting fees include approximately $200,000 related to the implementation of Section 404(a) of the Sarbanes-Oxley Act of 2002 (“Section 404(a)”). The Company entered into revolving credit facility with Wells Fargo Bank on December 29, 2006 and bank fees in the 2008 period are twelve months compared to six months in fiscal 2007. General and administrative expenses for the three months ended June 30, 2008 increased $826,958 to $2,922,327 from $2,095,369 for the three months ended June 30, 2007. The increase was due to increased employee related expense of approximately $467,000, consulting costs of approximately $115,000 related to the implementation of Section 404(a) and approximately $74,000 of higher costs related to the Company’s HIFU business in Europe. The increased salary expense includes bonus expense at Sonora which exceeded its profit objectives for fiscal 2008.

Research and development expenses: Research and development expenses decreased $91,195 to $3,022,069 in fiscal 2008 from $3,113,264 in fiscal 2007. Research and development expenses for medical device products increased approximately $28,000. Research and development expenses for diagnostic medical device products increased approximately $59,000 related to developing new products and services which were introduced during the current fiscal year. Research and development expenses for therapeutic medical devices decreased approximately $31,000. The decrease is primarily due to decreased salary and consulting fees of $241,000 which were partially offset by a milestone charge of $210,000 from Focus related to the HIFU kidney cancer research project. Laboratory and scientific products research and development expenses decreased approximately $120,000 due to reduced efforts on the Labcaire ISIS product which was introduced and launched in the fourth quarter of fiscal 2007 and completing the S-4000 digital Sonicator product introduced during the first quarter of fiscal 2008. Research and development expense for the three months ended June 30, 2008 decreased $76,975 to $652,386 from $729,361 in the three months ended June 30, 2007. In the three months ended June 30, 2008, approximately $50,000 of medical device products development expense related to improvements to existing therapeutic medical device products was deferred which was partially offset by increased expenses related to diagnostic medical products. Research and development expenses for laboratory and scientific products decreased in the three months ended June 30, 2008 due to reduced efforts related to the Labcaire ISIS product and the completion of the S-4000 digital Sonicator product.

Other Income: Other income decreased $258,235 in fiscal 2008 to $104,584 from $363,819 in fiscal 2007. The fiscal 2007 year included foreign currency exchange gains of approximately $149,000 which were primarily attributable to an exchange gain resulting from the payment of an intercompany loan denominated in British Pounds by Labcaire to the Company. Royalty and license fee income from USS decreased approximately $132,000 in fiscal 2008 due to decreased sales by USS of the Company’s Autosonix product. In addition, royalty expense in fiscal 2008 increased approximately $231,000, which increase was attributable to licensed probe repair technology, the sale of Acoustic Power tanks and increased sales of Lysonix medical device products. The decrease in other income in fiscal 2008 was partially offset by $150,000 from the realization of a previously impaired Secured Cumulative Convertible Debenture from Focus during the second quarter of fiscal 2008 which was used to reduce a milestone payment to Focus and reduced interest expense of $69,000. The fiscal 2007 period included a loss of $60,000 from the sale of equipment. Other income (expense) decreased $39,843 to $(32,366) for the three months ended June 30, 2008 from $7,477 for the three months ended June 30, 2007. The decrease is due to decreased foreign currency exchange gains partially offset by decreased interest expense and decreased royalty expense. The three months ended June 30, 2007 included an exchange gain of approximately $165,000 resulting from the payment of a loan denominated in British Pounds by Labcaire to the Company.

Income taxes: In fiscal 2008 the Company increased the valuation allowance related to deferred tax assets by approximately $1,500,000 which increased income tax expense to an effective tax rate of 54.7%. In its assessment of whether it is more likely than not that some portion or all the deferred tax assets will be realized, management increased the valuation allowance for the deferred tax benefit related to U.S. federal loss carryforwards and unused tax credit carryforwards which are available to offset future taxable income. The effective tax rate in fiscal 2007 of 33.0% was favorably impacted by an additional $98,000 of Research and Experimentation Credits provided by the enactment of the Tax Relief and Healthcare Act of 2006 (HR6111) which retroactively extended the tax credit for Research and Experimentation expenditures. The fiscal 2008 effective income tax rate differs from the statutory rate due to the impact of permanent differences related to SFAS123R stock-based compensation and non-deductible entertainment expenses on taxable income. In addition, the $150,000 of income from the realization of a previously written off debt from Focus was not tax effected because the Company did not record an income tax benefit when the debt was originally written off.

Fiscal years ended June 30, 2007 and 2006

Net sales. Net sales of the Company's medical device products and laboratory and scientific products increased $2,944,612 to $42,431,905 in fiscal 2007 from $39,487,293 in fiscal 2006. This difference in net sales is due to an increase in sales of medical device products of $2,612,576 to $23,540,628 in fiscal 2007 from $20,928,052 in fiscal 2006. This difference in net sales is also due to an increase in laboratory and scientific product sales of $332,036 to $18,891,277 in fiscal 2007 from $18,559,241 in fiscal 2006. The increase in sales of medical device products is due to an increase in sales of therapeutic medical device products of $2,114,854 plus an increase of $497,722 in sale of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily attributable to the increased units of the Sonablate 500. In fiscal 2007, the Company sold 4 Sonablate 500 units compared to 1 unit in fiscal 2006. Additionally, the Company acquired 60% of UKHIFU at the end of the third quarter of fiscal 2006 and the Company had the benefit of the fee per use revenue of $903,000 for the entire fiscal 2007 year. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor but an increase in customer demand for several products. The increase in sales of laboratory and scientific products is primarily due to a $1,404,151 increase in Labcaire products, partially offset by a $1,022,997 decrease in sales of wet scrubber products. The Company is being very selective in the opportunities it pursues for wet scrubber products. The increase in Labcaire sales of $1,404,151 is due to an increase in Guardian endoscope products and services of $540,222 and the strengthening of the British Pound versus the U.S. dollar of approximately $863,929. The increase in ductless fume enclosure product sales is due to an increase in customer demand for several products and not attributable to a single customer, distributor or any other specific factor. Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in British pounds.

UKHIFU sales are remitted in British Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in British Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.93 and 1.78 for the years ended June 30, 2007 and 2006, respectively. To the extent that the Company’s revenues are generated in Euros, its operating results were translated for reporting purposes into U.S dollars using a weighted average rate of 1.30 for the year ended June 30, 2007. A strengthening of the British Pound and Euro, in relation to the U.S. Dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the British Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in British Pounds, a strengthening of the British Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	2007	2006

United States	$24,333,035	$25,049,213
United Kingdom	11,536,440	9,392,592
Europe	3,713,012	2,210,668
Asia	1,673,480	1,268,799
Canada and Mexico	452,641	640,009
Middle East	115,020	307,810
Other	608,277	618,202
	$42,431,905	$39,487,293

Summarized financial information for each of the segments for the years ended June 30, 2007 and 2006 are as follows:

For the year ended June 30, 2007:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$23,540,628	$18,891,277	$-	$42,431,905
Cost of goods sold	13,336,430	11,388,084	-	24,724,514
Gross profit	10,204,198	7,503,193	-	17,707,391
Selling expenses	5,002,878	2,593,276	-	7,596,154
Research and development	1,953,872	1,159,392	-	3,113,264
General and administrative	-	-	9,417,038	9,417,038
Total operating expenses	6,956,750	3,752,668	9,417,038	20,126,456
Income (loss) from operations	$3,247,448	$3,750,525	$(9,417,038)	$(2,419,065)

For the year ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$20,928,052	$18,559,241	$-	$39,487,293
Cost of goods sold	12,456,746	12,337,537	-	24,794,283
Gross profit	8,471,306	6,221,704	-	14,693,010
Selling expenses	4,739,079	2,689,076	-	7,428,155
Research and development	2,200,380	1,427,022	-	3,627,402
General and administrative	-	-	10,211,492	10,211,492
Total operating expenses	6,939,459	4,116,098	10,211,492	21,267,049
Income from operations	$1,531,847	$2,105,606	$(10,211,492)	$(6,574,039)

Net sales for the three months ended June 30, 2007 were $11,566,017 compared to $9,618,188 for the three months ended June 30, 2006. This increase of $1,947,829 for the three months ended June 30, 2007 is due to an increase in sales of medical device products of $1,199,212 and an increase in laboratory and scientific products sales of $748,617. The increase in sales of medical device products was due to an increase in sales of diagnostic medical devices products of $642,883 and an increase of $556,329 in sales of therapeutic medical device products. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The increase in sales of therapeutic medical device products was mostly attributable to an increase in sales of the Company’s neuroaspirator of approximately $110,000, an increase in sales of the Company’s lithotripter product of approximately $123,000, an increase in sales of the Company’s ultrasonic assisted liposuction product of approximately $118,000 and an increase in sales of the Company’s Sonablate 500 product of approximately $171,000. The increase in laboratory and scientific products sales is due to an increase in Labcaire products sales of $662,093, the strengthening of the English Pound versus the U.S. dollar of $252,643, an increase in ultrasonic laboratory products sales of $31,195 and an increase in ductless fume enclosure product sales of $106,958, partially offset by a decrease in wet scrubber sales of $257,086.

Summarized financial information for each of the segments for the three months ended June 30, 2007 and 2006 are as follows:

For the three months ended June 30, 2007:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$6,457,712	$5,108,305	$-	$11,566,017
Cost of goods sold	3,740,441	3,296,803	-	7,037,244
Gross profit	2,717,271	1,811,502	-	4,528,773
Selling expenses	1,301,426	769,943	-	2,071,369
Research and development	450,019	279,342	-	729,361
General and administrative	-	-	2,095,369	2,095,369
Total operating expenses	1,751,445	1,049,285	2,095,369	4,896,099
Income (loss) from operations	$965,826	$762,217	$(2,095,369)	$(367,326)

For the three months ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$5,251,483	$4,366,705	$-	$9,618,188
Cost of goods sold	3,489,264	3,008,337	-	6,497,601
Gross profit	1,762,219	1,358,368	-	3,120,587
Selling expenses	1,461,669	633,007	-	2,094,676
Research and development	513,847	374,512	-	888,359
General and administrative	-	-	2,683,324	2,683,324
Total operating expenses	1,975,516	1,007,519	2,683,324	5,566,359
Income from operations	$(213,297)	$350,849	$(2,683,324)	$(2,545,772)

Gross profit. Gross profit increased to 41.7% in fiscal 2007 from 37.2% in fiscal 2006. Gross profit for medical device products increased to 43.3% in fiscal 2007 from 40.5% in fiscal 2006. Gross profit for laboratory and scientific products increased to 39.7% in fiscal 2007 from 33.5% in fiscal 2006. Gross profit for medical device products was impacted by a favorable order sales mix of therapeutic medical device products, partially offset by lower gross margins on sales to USS and an unfavorable mix of diagnostic medical device products sales. The increase in gross profit for laboratory and scientific products was due to higher gross profit for wet scrubbers, fume enclosure products and Labcaire products. Gross profit increased to 39.2% of sales in the three months ended June 30, 2007 from 32.4% of sales in the three months ended June 30, 2006. Gross profit for laboratory and scientific products increased to 35.5% of sales in the three months ended June 30, 2007 from 31.1% in the three months ended June 30, 2006. Gross profit for medical device products increased from 33.6% of sales in the three months ended June 30, 2006 to 42.1% of sales in the three months ended June 30, 2007. The increase in gross profit for laboratory and scientific products was predominately due to increased service revenue at Labcaire. The increase in gross profit for medical device products was predominately due to a favorable order mix for sales of therapeutic medical device products. The Company manufactures and sells both medical device products and laboratory and scientific products with a wide range of product costs and gross margin dollars as a percentage of revenues.

Selling expenses. Selling expenses increased $167,999 or 2.3% to $7,596,154 (17.9% of net sales) in fiscal 2007 from $7,428,155 (18.8% of net sales) in fiscal 2006. Medical device products selling expenses increased $263,799 due both to additional sales and marketing efforts for therapeutic medical device products. Laboratory and scientific products selling expenses decreased $95,800. Selling expenses decreased $23,307 to $2,071,369 (17.9% of net sales) in the three months ended June 30, 2007 from $2,094,676 (21.8% of net sales) in the three months ended June 30, 2006. Medical device products selling expenses decreased $160,243 due to reduced sales and marketing efforts for therapeutic medical device products. Laboratory and scientific products selling expenses increased $136,936, predominantly due to an increase in sales and marketing efforts for Labcaire’s ISIS product.

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

Research and development expenses. Research and development expenses decreased $514,138 to $3,113,264 in fiscal 2007 from $3,627,402 in fiscal 2006. Research and development expenses related to medical device products decreased $246,508 and research and development expenses related to laboratory and scientific products deceased $267,630. Research and development expenses related to medical device products decreased predominately due to reduced efforts relating to the digital upgrade project for therapeutic medical device products, partially offset by efforts expended on the new laboratory and scientific digital sonicator product. The decrease in research and development expense relating to laboratory and scientific products is due to the reduced efforts on the Labcaire ISIS product which was introduced and launched during fiscal 2007 and the reduced efforts for wet scrubber products. The Company is not expanding efforts for research and development on wet scrubber products. Research and development expense decreased $158,998 for the three months ended June 30, 2007 to $729,361 from $888,359 for the three months ended June 30, 2006. Research and development expense related to medical device products decreased $63,828 and research and development expense related to laboratory scientific products decreased $95,170. Research and development expense related to medical device products decreased predominately due to reduced efforts relating to the digital project upgrade for therapeutic medical device products, partially offset by efforts expanded on the new laboratory and scientific digital sonicator product. The decrease in laboratory and scientific products research and development expenses is due to reduced effort on the Labcaire ISIS product, which was introduced and launched during fiscal 2007, and the reduced research and development efforts for wet scrubber products.

Other income (expense). Other income was $363,819 in fiscal 2007 as compared to $552,849 in fiscal 2006. The decrease of $189,030 for the fiscal year was primarily due to an increase in interest expense of $345,670, partially offset by increased foreign currency exchange gains of $163,651 and increased royalty income of $64,730. The increase in interest expense is principally attributable to increased borrowings in the United States.

Income taxes . The effective tax rate is 33.0% for the fiscal year ended June 30, 2007 as compared to an effective tax rate of 37.7% for the fiscal year ended June 30, 2006. The fiscal 2006 year tax rate includes the release of the valuation allowance of $629,560 related to bad debt expenses which was partially offset by adjustments to state tax rates and the impact of lower foreign tax rates.

Critical Accounting Policies:

General: Financial Reporting Release No. 60, which was released by the SEC in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report includes a summary of the Company’s significant accounting policies and methods used in the preparation of its financial statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to accounts receivable, inventories, property, plant and equipment, revenue recognition, goodwill, income taxes and stock-based compensation to be critical policies due to the estimation process involved in each.

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

Property, Plant and Equipment : Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 8 years. Depreciation of the Labcaire building was provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to make adjustments if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 8 years.

Labcaire sold its owned building in the United Kingdom in June 2007 in a sale and leaseback agreement with Tesco. Tesco intends to utilize the property to expand its operations which will require Labcaire to relocate to another facility upon Tesco’s receiving permission to expand from the local authorities. Labcaire sold the building for $3.6 million and recorded a deferred gain of $1.6 million which will be amortized over the 10 year lease period. Additionally, upon Tesco’s receiving permission to expand its facilities which is expected in the next 1 to 4 years, Tesco will cancel the lease. Upon Labcaire vacating the premises, Tesco will pay Labcaire an additional $1.5 million under the agreement.

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

Goodwill : Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of the common stock of Labcaire, 95% of the common stock of Sonora and the acquisitions of assets of Fibra Sonics, Sonic Technologies and CraMar and an equity interest in UKHIFU.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 (“SFAS 141”) and 142 (“SFAS 142”), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and requires the use of the purchase method for all business combinations initiated after June 30, 2001.

SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company completed its annual goodwill impairment tests for fiscal 2008 and 2007 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

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

Stock-Based Compensation : Prior to July 1, 2005, the Company accounted for stock option plans SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25 (“APB 25”). Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) and SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. See Note 8 of the Company’s consolidated financial statements for additional information regarding stock-based compensation.

Liquidity and Capital Resources:

Working capital at June 30, 2008 and June 30, 2007 was $8,841,000 and $11,165,090, respectively. For the twelve months ended June 30, 2008, cash provided by operations totaled $614,000. A major source of cash from operations was the receipt of $629,000 held by the Bank of America (“BOA”) to secure a standby letter of credit after the Company terminated its credit agreement with BOA. This amount was included in prepaid expenses and other current assets at June 30, 2007. The major use of cash from operations was related to increased accounts receivable and inventories of approximately $410,000 and $804,000, respectively, during the year ended June 30, 2008. The increases were attributable to the Company’s Labcaire subsidiary. For the fiscal year 2008, cash used in investing activities totaled $1,665,000, primarily consisting of the purchase of property, plant and equipment during the regular course of business and the purchase of shares of the common stock of Sonora increasing the Company’s ownership to 95%. For the fiscal year 2008, cash used in financing activities was $41,000, primarily consisting of net proceeds from short-term borrowings of $399,000, offset by principal payments of capital lease obligations of approximately $440,000.

Revolving Credit Facilities

On December 29, 2006, the Company and its subsidiaries, Sonora and Hearing Innovations (the Company, Sonora and Hearing Innovations collectively referred to as the “Borrowers”) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.

The Credit Agreements, as amended, contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss (as defined in the Credit Agreements) of more than (a) $40,000 for the fiscal quarter ended March 31, 2008 and (b) $175,000 for the fiscal quarter ending June 30, 2008 and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At June 30, 2008, the Borrowers were not in compliance with two of the covenants under the Credit Agreements. Wells Fargo Bank has given the Company a waiver of such non-compliance.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of ½ % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At June 30, 2008, the balance outstanding under the Credit Agreement was $2,745,000 and an additional $875,000 was available under this line of credit.

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance. The amount of this facility bears interest at the bank’s base rate (5.5% at June 30, 2008) plus 2% and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires September 28, 2008. The agreement covers all United Kingdom and European sales. At June 30, 2008, the balance outstanding under this credit facility was $1,725,000 and Labcaire was in compliance with all financial covenants.

Commitments
The Company has commitments under a revolving credit facility, note payable and capital and operating leases that will be funded from operating sources. At June 30, 2008, the Company’s contractual cash obligations and commitments relating to the revolving credit facilities, note payable and capital and operating leases are as follows:

Commitment	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Revolving credit facilities	$4,470,389	$-	$-	$-	$4,470,389
Note payable	246,888	-	-	-	246,888
Capital leases	307,325	225,909	-	-	533,234
Operating leases	1,146,724	1,736,181	633,094	957,792	4,473,791
	$6,171,326	$1,962,090	$633,094	$957,792	$9,724,302

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

Foreign Exchange Rates:
Approximately 46% of the Company’s revenues in fiscal 2008 were received in British Pounds. To the extent that the Company’s revenues are generated in British Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 2.00 and 1.93 for the fiscal year ended June 30, 2008 and 2007, respectively. A strengthening of the British Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the British Pound will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in British Pounds, a strengthening of the British Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. Misonix, Ltd. invoices certain customers in Euros and as a result there is an exchange rate exposure between the British Pound and the Euro. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 8.  Financial Statements and Supplemental Data.

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See “Index to Consolidated Financial Statements” on page 49.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial data for each quarter of fiscal 2008, 2007 and 2006. Although unaudited, this information has been prepared on a basis consistent with the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

QUARTERLY FINANCIAL DATA:

	FISCAL 2008
	Q1	Q2	Q3	Q4	YEAR
Net sales	$10,532,237	$11,600,053	$11,803,026	$$11,704,390	$45,639,706

Gross profit	4,665,794	5,164,575	4,882,446	4,628,987	19,341,802

Operating expenses	4,904,507	5,454,306	5,187,415	5,721,300	21,267,528

Loss from operations	(238,713)	(289,731)	(304,969)	(1,092,313)	(1,925,726)

Other income	(21,161)	85,941	73,170	(32,366)	105,584

Minority interest in net income (loss) of consolidated subsidiaries	9,444	13,867	24,269	(1,404)	46,176

Income tax (benefit) expense	(43,054)	(100,477)	(62,031)	1,227,055	1,021,493

Net income (loss)	$(226,264)	$(117,180)	$(194,037)	$(2,350,330)	$(2,887,811)

Net loss per share-Basic	$(0.03)	$(0.02)	$(0.03)	$(0.34)	$(0.41)

Net loss per share – Diluted	$(0.03)	$(0.02)	$(0.03)	$(0.34)	$(0.41)

	FISCAL 2007
	Q1	Q2	Q3	Q4	YEAR
Net sales	$9,642,878	$10,639,086	$10,583,924	$11,566,017	$42,431,905

Gross profit	3,931,866	4,786,755	4,459,997	4,528,773	17,707,391

Operating expenses	4,821,739	5,055,433	5,353,185	4,896,099	20,126,456

Loss from operations	(889,873)	(268,678)	(893,188)	(367,326)	(2,419,065)

Other income	133,658	141,417	81,267	7,477	363,819

Minority interest in net income (loss) of consolidated subsidiaries	31,339	(5,840)	(38,318)	(28,115)	(40,934)

Income tax benefit	(245,138)	(144,975)	(244,567)	(30,115)	(664,795)

Net loss	$(542,416)	23,554	$(529,036)	$(301,619)	$(1,349,517)

Net loss per share-Basic	$(.08)	$-	$(.08)	$(.04)	$(.19)

Net loss per share -Diluted	$(.08)	$-	$(.08)	$(.04)	$(.19)

	FISCAL 2006
	Q1	Q2	Q3	Q4	YEAR
Net sales	$9,213,486	$10,376,318	$10,279,301	$9,618,188	$39,487,293

Gross profit	3,538,445	3,971,453	4,062,525	3,120,587	14,693,010

Operating expenses	5,315,150	4,932,445	5,353,095	5,666,359	21,267,049

Income (loss) from operations	(1,776,705)	(960,992)	(1,290,570)	(2,545,772)	(6,574,039)

Other income	174,859	139,332	144,143	94,515	552,849

Minority interest in net income (loss) of consolidated subsidiaries	16,339	2,785	(6,465)	(113)	12,546

Income tax provision (benefit)	(312,822)	(317,340)	(310,844)	(1,333,293)	(2,274,299)

Net income	$(1,305,363)	$(507,105)	$(829,118)	$(1,117,851)	$(3,759,437)

Net income per share-Basic	$(.19)	$(.07)	$(.12)	$(.16)	$(.55)

Net income per share -Diluted	$(.19)	$(.07)	$(.12)	$(.16)	$(.55)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .

Not Applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, and effected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US Generally Accepted Accounting Principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2008.

This Annual Report does not include an attestation report of the Company’s current independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (“SEC “) that permit the Company to provide only management’s report in this Annual Report.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Company currently has six Directors. Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

Name	Age	Principal Occupation	Director Since

John Gildea	65	Director	2004

Howard Alliger	81	Director	1971

Dr. Charles Miner III	57	Director	2005

T. Guy Minetti	57	Director	2003

Thomas F. O’Neill	62	Director	2003

Michael A. McManus, Jr.	65	Director, President and	1998
		Chief Executive Officer
Richard Zaremba	53	Senior Vice President, Chief
		Financial Officer, Secretary and Treasurer	—

Michael C. Ryan	62	Senior Vice President, Medical Division

Dan Voic	46	Vice President of Research and Development and Engineering	—

Ronald Manna	54	Vice President of New Product Development and Regulatory Affairs	—

Frank Napoli	51	Vice President of Operations	—

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

Dr. Charles Miner III currently practices internal medicine in Darien, Connecticut. Dr. Miner is on staff at Stamford and Newark Hospitals and since 1982 has held a teaching position at Columbia Presbyterian Hospital from 1982. Dr. Miner received his M.D. from the University Of Cincinnati College Of Medicine in 1979 and received a Bachelor of Science from Lehigh University in 1974.

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

Michael A. McManus, Jr., became President and Chief Executive Officer of the Company in November 1999. From November 1991 to March 1999, Mr. McManus was President and Chief Executive Officer of New York Bancorp, Inc. Prior to New York Bancorp, Inc., Mr. McManus held senior positions with Jamcor Pharmaceutical, Inc., Pfizer, Inc. and Revlon Corp. Mr. McManus also spent several years as an Assistant to President Reagan. Mr. McManus serves on the Board of Directors of the following publicly traded companies: A. Schulman, Inc. and Novavax, Inc. Mr. McManus holds a B.A. degree in Economics from the University of Notre Dame and a Juris Doctorate from Georgetown University Law Center.

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

Michael C. Ryan became Senior Vice President, Medical Division in October 2007. Prior thereto, he served as Senior Vice President and General Manager for Nomos Radiation Oncology from 2006 to October 2007. From 1992 to 2005, Mr. Ryan was Executive Vice President, Business Development for Inter V. Mr. Ryan holds a Bachelor of Arts in Economics from John F. Kennedy College.

Dan Voic became Vice President of Research and Development and Engineering in January 2002. Prior thereto, he served as Engineering Manager and Director of Engineering with the Company. Mr. Voic has approximately 15 years experience in both medical and laboratory and scientific products development. Mr. Voic holds an M.S. degree in mechanical engineering from Polytechnic University “Traian Vuia” of Timisoara, Romania and an MS degree in applied mechanics from Polytechnic University of New York.

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

Executive officers are elected annually by, and serve at the discretion of, the board of directors.

	DIRECTOR COMPENSATION FOR THE 2008 FISCAL YEAR
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total
Michael A. McManus, Jr.	—	—	—

John Gildea	23,750	—	23,750

Howard Alliger	18,750	—	18,750

Dr. Charles Miner III	23,750	—	23,750

T. Guy Minetti	28,750	—	28,750

Thomas F. O’Neill	23,750	—	23,750

Outstanding options at fiscal year end for Messrs. O’Neill and Minetti are 60,000 shares; Mr. Alliger is 70,000 shares and Messrs. Gildea and Miner are 30,000 shares. Each non-employee director receives an annual fee of $15,000. The Chairman of the Audit Committee receives an additional $10,000 per year cash compensation and other members of the Audit Committee receive an additional $5,000 per year cash compensation. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2008.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Alliger, Minetti, O’Neill and Gildea are the members of the Compensation Committee (the “Compensation Committee”). No member of the Compensation Committee is an officer or employee, or former officer or employee, of Misonix, and no member of the Compensation Committee had any relationship with Misonix requiring disclosure under Item 404 of Regulation S-K. No interlocking relationship exists between the members of Misonix’s Compensation Committee and the Board of Directors or compensation committee of any other company.

Director Independence

The Company is required to have a Board of Directors a majority of whom are “independent” as defined by the Nasdaq listing standards and to disclose those directors that the Board of Directors has determined to be independent. Based on such definition, the Board of Directors has determined that all directors other than Mr. McManus, who is an officer of the Company, are independent.

The Company is required to have an audit committee of at least three members composed solely of independent directors. The Board of Directors is required under the Nasdaq listing standards to affirmatively determine the independence of each director on the Audit Committee. The Board has determined that each member of the Audit Committee is “independent” not only under the Nasdaq listing standards but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that Messrs. Minetti, O’Neill and Gildea are “audit committee financial experts” within the definition contained in a final rule adopted by the SEC.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our compensation program is intended to:

·	Attract, motivate, retain and reward employees of outstanding ability;
·	Link changes in employee compensation to individual and corporate performance;
·	Align employees’ interests with those of the shareholders.

The ultimate objective of our compensation program is to increase shareholder value. We seek to achieve these objectives with a total compensation approach which takes into account a competitive base salary, bonus pay based on the annual performance of the Company and individual goals and stock option awards.

Base Salaries

Base salaries paid to executives are intended to attract and retain highly talented individuals. In setting base salaries, individual experience, individual performance, the Company’s performance and job responsibilities during the year are considered. Executive salaries are reconciled by Human Resources and evaluated against local companies of similar size and nature.

Annual Bonus Plan Compensation

The Compensation Committee of the Board of Directors approves annual performance-based compensation. The purpose of the annual bonus-based compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendations from the Chief Executive Officer are evaluated and approved by the Compensation Committee for all employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula and is discretionary. The Chief Executive Officer’s bonus compensation is derived from the Board of Directors’ recommendation to the Compensation Committee based upon the Chief Executive Officer’s performance and Company performance but is not based on a specific formula and is discretionary.

Stock Option Awards

Stock option awards are intended to attract and retain highly talented executives, to provide an opportunity for significant compensation when overall Company performance is reflected in the stock price, and to help align executives’ and shareholders’ interests. Stock options are typically granted at the time of hire to key new employees and annually to a broad group of existing key employees, including executive officers.

Annual option grants to executive officers are made in the form of incentive stock options (“ISO’s”) to the fullest extent permitted under tax rules, with the balance granted in the form of nonqualified stock options. ISO’s have potential income tax advantage for executives if the executive disposes of the acquired shares after satisfying certain holding periods. Tax laws provide that the aggregate grant at date of grant for market value of ISO’s that become exercisable for any employee in any year may not exceed $100,000.

Our current standard vesting schedule for all employees is 25% on the first anniversary of the date of grant, 50% on the second anniversary of the date of grant, 75% on the third anniversary of the date of grant and 100% on the fourth anniversary of the date of grant.

401 (k) Plan

Our Individual Deferred Tax and Savings Plan (the “401 (k) plan”) is a tax qualified retirement savings plan pursuant to which all of the Company’s U.S. employees may defer compensation under Section 401 (k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company contributes an amount equal to 25% of salary contributed under the 401 (k) plan by an eligible employee, up to the maximum allowed under the Code. We do not provide any supplemental retirement benefits to executive officers.

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

Mr. McManus’ employment agreement provides that after a change in control of the Company, he is entitled to a one-time additional compensation payment equal to two times his total compensation (annual salary plus bonuses) at the highest rate paid during his employment payable within 60 days of termination. Mr. Zaremba has an agreement for the payment of six months of annual base salary upon a change in control of the Company.

Tax deductibility of Executive Compensation

Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2008, there was no executive officer’s compensation that exceeded $1,000,000.

Compensation Committee Report

The Compensation Committee has received and discussed the Compensation Discussion and Analysis section above with management and, based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

Howard Alliger
T. Guy Minetti
Thomas F. O’Neill
John W. Gildea

The following table sets forth information for the fiscal year ended June 30, 2008 concerning the compensation awarded to, earned by or paid to our named executive officers during fiscal 2008 for services rendered to the Company.

SUMMARY COMPENSATION TABLE FOR THE 2008 FISCAL YEAR

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Options Awards ($)	Total ($)

Michael A. McManus, Jr.	2008	275,000	200,000	-	475,000
President and Chief	2007	275,000	−	-	275,000
Executive Officer	2006	275,000	-	-	275,000

Richard Zaremba	2008	189,303	24,000	23,430	236,733
Senior Vice President,	2007	183,790	23,000	23,640	230,430
Chief Financial Officer,	2006	178,437	28,000	45,680	252,117
Secretary and Treasurer

Dan Voic	2008	143,789	22,000	23,430	189,219
Vice President of	2007	126,915	18,000	15,760	160,675
Research and Development and	2006	123,224	20,000	28,550	171,774
Engineering

Ronald Manna	2008	114,683	7,000	11,715	133,398
Vice President- New Product	2007	111,342	5,000	5,910	122,252
Development and Regulation Affairs	2006	108,099	5,000	11,420	124,519

Frank Napoli	2008	125,341	6,000	9,372	140,713
Vice President- Operations	2007	121,690	7,000	7,880	136,570
	2006	118,146	7,000	7,200	132,846

Michael Ryan*	2008	152,677	-	43,500	196,177
Senior Vice President-Medical	-	-	-	-	-
Division	-	-	-	-	-

* Michael Ryan joined the Company during October 2007.

Employment Agreements

In June 2008, the Company amended and restated its employment agreement with its President and Chief Executive Officer. The agreement expires on June 30, 2009 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. The agreement provides for an annual base compensation of $275,000 and a Company-provided automobile. The agreement also provides for a bonus based upon achievement of his annual goals and objectives as determined by the Compensation Committee of the Board of Directors.

In conformity with the Company's policy, all of its directors, officers and employees execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without the prior approval of the Company. Mr. Zaremba has an agreement for the payment of six months’ annual base salary upon a change in control of the Company. Mr. McManus is entitled in the event of a change of control to payment of two times his total compensation (annual base salary plus bonus) at the highest rate paid during the period of employment, payable in a lump sum written 60 days of termination of employment. The Company's employment agreement with Mr. McManus also contains non-competition provisions that preclude him from competing with the Company for a period of 18 months from the date of his termination of employment.

GRANTS OF PLAN-BASED AWARDS FOR THE 2008 FISCAL YEAR

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (a)
Michael A. McManus, Jr.	−	−	−	−

Richard Zaremba	9/5/2007	10,000	4.04	23,430

Dan Voic	9/5/2007	10,000	4.04	23,430

Ronald Manna	9/5/2007	5,000	4.04	11,715

Frank Napoli	9/5/2007	4,000	4.04	9,372

Michael Ryan	11/7/2007	15,000	4.98	43,500

(a) The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.3%; no dividend yield; volatility factor of the expected market price of the Common Stock of 54.7%, and a weighted-average expected life of the options of six and one half years.

OUTSTANDING EQUITY AWARDS FOR THE 2008 FISCAL YEAR

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Michael A. McManus, Jr.	250,000	-		5.06	10/07/08
	250,000	-		7.375	10/13/10
	150,000	-		6.07	10/17/11
	150,000	-		5.10	09/30/12
	125,000	-		4.66	11/01/13
	125,000	-		5.18	11/01/14
Richard Zaremba	7,500	-		7.3125	08/09/10
	7,500	-		6.12	05/08/11
	16,000	-		6.07	10/17/11
	20,000	-		5.10	09/30/12
	15,000	-		4.70	09/16/13
	12,000	-		8.00	09/15/14
	5,333	2,667	(1)	7.60	09/27/15
	2,000	2,000	(2)	5.82	02/07/16
	3,000	9,000	(3)	3.45	10/20/16
	-	10,000	(4)	4.04	09/04/17
Dan Voic	7,500	-		7.57	07/28/08
	7,500	-		7.3125	08/09/10
	2,210	-		6.07	10/17/11
	6,700	-		5.10	09/30/12
	15,000	-		4.70	09/16/13
	12,000	-		8.00	09/15/14
	3,333	1,667	(1)	7.60	09/26/15
	1,250	1,250	(2)	5.82	02/07/16
	2,000	6,000	(3)	3.45	10/20/16
	-	10,000	(4)	4.04	09/04/17
Ronald Manna	5,000	-		5.50	01/13/09
	15,000	-		3.09	03/31/09
	15,000	-		7.3125	08/09/10
	10,000	-		6.07	10/17/11
	5,000	-		5.10	09/30/12
	4,000	-		8.00	09/15/14
	1,333	667	(1)	7.60	09/15/15
	500	500	(2)	5.82	02/07/16
	750	2,250	(3)	3.45	10/20/16
	-	5,000	(4)	4.04	09/04/17
Frank Napoli	1,333	667	(1)	7.60	09/26/15
	500	500	(2)	5.82	02/07/16
	1,000	3,000	(3)	3.45	10/20/16
	-	4,000	(4)	4.04	09/04/17
Michael Ryan	-	15,000	(5)	4.98	11/06/17

(1) Options issued 09/26/05 and vest equally over 3 years
(2) Options issued 02/07/06 and vest equally over 4 years
(3) Options issued 10/20/06 and vest equally over 4 years
(4) Options issued 09/5/07 and vest equally over 4 years
(5) Options issued 11/7/07 and vest equally over 4 years

Stock Options

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2008, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued). There are no shares available for future grants.

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2008, options to purchase 266,278 shares were outstanding at exercise prices ranging from $3.07 to $7.60 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 175,000 shares were outstanding at exercise prices ranging from $3.07 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2008, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 222,372 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2008, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised options to purchase 90,000 shares have been forfeited (of which none have been reissued) and there are no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2008, options to purchase 381,875 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2008, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 110,552 shares under the 1998 Plan have been forfeited (of which options to purchase 79,702 shares have been reissued). At June 30, 2008, there were 45, 277 shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2008, options to purchase 862,838 shares were outstanding under the 2001 Plan at exercise prices ranging from $3.45 to $8.00 per share with a vesting period of one to four years. At June 30, 2008, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 176,762 shares under the 2001 Plan have been forfeited (of which 159,577 options have been reissued). At June 30, 2008, there were 8,756 shares available for future grants.

In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan covering an aggregate of 200,000 shares of Common Stock. At June 30, 2008, there were 31,850 options to purchase shares outstanding under the 2005 Employee Equity Incentive Plan at exercise prices ranging from $4.04 to $4.98 per share with a vesting period of four years. At June 30, 2008, 468,150 shares were available for future grants. At June 30, 2008, options to purchase 75,000 shares were outstanding under the 2005 Non- Employee Director Stock Option Plan at an exercise price of $5.42 with a vesting period over three years equally. At June 30, 2008, there were no options exercised and 125,000 shares were available for future grants.

The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors or a committee thereof, depending on the Plan, and in accordance with Rule 4350(c) of the Qualitative Listing Requirements of Nasdaq. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as provided in the terms of each individual option agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 15, 2008, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent of Class

Michael A. McManus, Jr.	1,233,251	(2)	15.3
Dimensional Fund Advisors LP	587,400		8.4
Gary Gelman	458,947		6.6
Howard Alliger	426,508	(3)	6.0
Richard Zaremba	102,000	(4)	1.4
Ronald Manna	82,644	(5)	1.2
Dan Voic	63,660	(6)	*
T. Guy Minetti	57,000	(7)	*
Thomas F. O’Neill	57,000	(8)	*
John W. Gildea	20,000	(9)	*
Charles Miner	20,000	(10)	*
Frank Napoli	5,500	(11)	*
Michael Ryan	3,750	(12)	*

All executive officers and Directors as a group (eleven people)

	2,071,313	(13)	24.5
*Less than 1%

(1)
Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Mr. Gelman has an office address c/o American Claims Evaluation, Inc., One Jericho Plaza, Jericho, New York, 11753. Dimensional Fund Advisors LP has a principal business office at 1299 Ocean Avenue, Santa Monica, CA 90401.

(2)	Includes 1,050,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.
(3)	Includes 60,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.
(4)	Includes 88,333 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.
(5)	Includes 56,583 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.
(6)	Includes 57,493 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.
(7)	Includes 50,000 shares which Mr. Minetti has the right to acquire upon exercise of stock options which are currently exercisable.
(8)	Includes 50,000 shares which Mr. O’Neill has the right to acquire upon exercise of stock options which are currently exercisable.
(9)	Includes 20,000 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.
(10)	Includes 20,000 shares which Dr. Miner has the right to acquire upon exercise of stock options which are currently exercisable.
(11)	Includes 2,833 shares which Mr. Napoli has the right to acquire upon exercise of stock options which are currently exercisable.
(12)	Includes 3,750 shares which Mr. Ryan has the right to acquire upon exercise of stock options which are currently exercisable.
(13)	Includes the shares indicated in notes (2), (3), (4), (5), (6), (7), (8), (9), (10), (11) and (12).

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Grant Thornton LLP (“Grant”) billed the Company $263,294 and $336,449 in the aggregate for services rendered for the audit of the Company’s 2008 and 2007 fiscal years, respectively, and the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2008 and 2007 fiscal years, respectively.

Audit-Related Fees:

Grant did not render any audit-related services, as defined by the SEC, to the Company for the fiscal years ended June 30, 2008 and 2007.

Tax Fees:

Grant did not render any tax related services, as defined by the SEC, to the Company for the Company’s fiscal years 2008 and 2007.

All Other Fees:

Grant did not render any other services to the Company for the Company’s fiscal years 2008 and 2007.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules .

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

		Schedule II - Valuation and Qualifying Accounts and Reserves.

	3.	Exhibits

3(a)	Restated Certificate of Incorporation of the Company. (1)

3(b)	By-laws of the Company. (23)

10(a)	Lease extension and modification agreement dated October 31, 1992. (3)

10(b)	Stock Option Plan. (1)

10(g)	Settlement and License Agreement dated March 12, 1984 between the Company and Mettler Electronics Corporation. (1)

10(j)	Assignment Agreement between the Company and Robert Ginsburg. (2)

10(k)	Subscription Agreement between the Company and Labcaire. (2)

10(l)	Option Agreements between the Company and each of Graham Kear, Geoffrey Spear, John Haugh, Martin Keeshan and David Stanley. (2)

10(n)	Form of Director's Indemnification Agreement. (2)

10(u)	Option Agreement dated September 11, 1995 between the Company and Medical Device Alliance, Inc. (4)

10(w)	Amendment to agreement with principal shareholders of Labcaire Systems Ltd. (5)

10(y)	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (6)

10(z)	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (6)

10(aa)	Amendment No. 1 dated January 23, 1997 to Underwriters’ Warrant Agreement. (6)

10(bb)	1996 Non-Employee Director Stock Option Plan. (7)

10(cc)	1996 Employee Incentive Stock Option Plan. (7)

10(ee)	1998 Employee Stock Option Plan. (8)

10(ff)	Investment Agreement, dated as of May 3, 1999, by and between the Company and Focus Surgery, Inc. (10)

10(gg)	Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations, Inc. (10)

10(ii)	Exclusive License Agreement dated as of February, 2001 between the Company and Medical Device Alliance, Inc. (10)

10(jj)	Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems. (10)

10(kk)	6% Secured Convertible Debenture, dated April 12, 2001, by Focus Surgery, Inc. payable to the Company. (9)

10(ll)	Asset Purchase Agreement dated January 16, 2001, by and among the Company, Fibra-Sonics, Inc., Mary Anne Kirchschlager, James Kirchschlager and James Conrad Kirchschlager. (9)

10(mm)	Purchase and Sale Agreement, dated July 28, 2000, by and between CraMar Technologies, Inc., Acoustic Marketing Research, Inc. and Randy Muelot. (9)

10(oo)	5.1% Secured Convertible Debenture, dated November 7, 2000, by Focus Surgery, Inc. payable to the Company. (9)

10(pp)	Asset Purchase Agreement by and between Perceptron, Inc. and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems. (9)

10(qq)	First Amendment to Employment Agreement, dated October 13, 2000, by and between the Company and Michael A. McManus, Jr. (9)

10(ss)	6 % Secured Convertible Debenture, dated July 31, 2001, by Focus Surgery, Inc. payable to the Company. (11)

10(tt)	Second Amendment to Employment Agreement dated October 31, 2002 by and between the Company and Michael A. McManus, Jr. (12)

10(uu)	Amendment No. 4 to the Loan and Security Agreement. (14)

10(vv)	Letter Agreement dated as of February 13, 2006. (15)

10(ww)	Amendment No. 5 to the Loan and Security Agreement. (15)

10(xx)	Letter Agreement dated as of May 12, 2006. (16)

10(yy)	Amendment No. 6 to the Loan and Security Agreement. (16)

10(zz)	2005 Employee Equity Incentive Plan. (17)

10(aaa)	2005 Non-Employee Director Stock Option Plan. (17)

10(bbb)	Letter Agreement dated as of September 12, 2006. (18)

10(ccc)	Amendment No. 7 to the Loan and Security Agreement. (18)

10(ddd)	Letter Agreement dated November 14, 2006. (19)

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

10(lll)	Settlement Agreement dated as of August 30, 2007, by and between MISONIX, INC. and William H. Phillips. (22)

10(mmm)	Stock Purchase Agreement dated as of March 3, 2008, by and among USHIFU, LLC, FS Acquisition Company, and Certain Stockholders of Focus Surgery, Inc. (24)

10(nnn)
Amendment to Credit and Security Agreement, dated February 5, 2008, by and among MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a/ Sonora Medical Systems and Hearing Innovations Incorporated and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (25)

10(ooo)	Employment Agreement dated as of June 27, 2008, by and between MISONIX, INC. and Michael A. McManus, Jr. (26)

14	Code of Ethics. (13)

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 33-43585).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 1992.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1993.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1995.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1996.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1997.
(7)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.
(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-78795).
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the fiscal year 2001.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the fiscal year 2002.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2003.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2004.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 30, 2005.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 17, 2006.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 18, 2006.
(17)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders held on December 14, 2005.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 29, 2006.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2006.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 04, 2007.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 16, 2007.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 7, 2007.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 9, 2008.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 5, 2008.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2008.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

Date: September 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr.	President, Chief Executive	September 25, 2008
Michael A. McManus, Jr.	Officer, and Director
(principal executive officer)

/s/ Richard Zaremba	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 25, 2008
Richard Zaremba

/s/ Howard Alliger	Director	September 25, 2008
Howard Alliger

/s/ T. Guy Minetti	Director	September 25, 2008
T. Guy Minetti

/s/ Thomas F. O’Neill	Director	September 25, 2008
Thomas F. O’Neill

/s/ John Gildea	Director	September 25, 2008
John Gildea

/s/ Charles Miner III	Director	September 25, 2008
Charles Miner III

Item 15(a)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MISONIX, INC. and Subsidiaries
For the Three Years Ended June 30, 2008

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MISONIX, INC. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule II - Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Melville, New York
September 22, 2008

MISONIX INC. and Subsidiaries
 Consolidated Balance Sheets

	June 30,
	2008	2007
Current assets:
Cash	$1,873,863	$2,900,358
Accounts receivable, less allowance for doubtful accounts of $376,998 and $313,981, respectively	7,986,802	7,679,466
Inventories, net	12,651,564	11,903,294
Deferred income taxes	1,562,279	1,028,988
Prepaid expenses and other current assets	904,737	1,936,243
Total current assets	24,979,245	25,448,349

Property, plant and equipment, net	4,398,867	4,728,367
Deferred income taxes	1,280,217	2,827,009
Goodwill	5,784,542	5,008,549
Other assets	807,203	733,470
Total assets	$37,250,074	$38,745,744

Liabilities and stockholders' equity
Current liabilities:
Revolving credit facilities	$4,470,389	$4,030,780
Notes payable	246,888	295,308
Accounts payable	5,497,541	4,872,941
Accrued expenses and other current liabilities	4,760,115	3,957,643
Foreign income taxes payable	696,791	672,330
Current portion of deferred gain from sale and leaseback of building	159,195	160,000
Current maturities of capital lease obligations	307,325	294,257
Total current liabilities	16,138,244	14,283,259

Capital lease obligations	225,909	177,059
Deferred lease liability	348,502	380,068
Deferred income taxes	250,514	300,206
Deferred gain from sale and leaseback of building	1,273,772	1,438,966
Deferred income	371,452	494,261
Total liabilities	18,608,393	17,073,819

Commitments and contingencies

Minority interest	199,237	265,284

Stockholders' equity:
Common stock, $.01 par value-shares authorized 10,000,000; 7,079,169 issued and 7,001,369 outstanding, respectively	70,792	70,792
Additional paid-in capital	25,052,539	24,871,444
Accumulated deficit	(6,630,170)	(3,507,788)
Accumulated other comprehensive income	361,707	384,617
Treasury stock, 77,800 shares	(412,424)	(412,424)
Total stockholders' equity	18,442,444	21,406,641

Total liabilities and stockholders' equity	$37,250,074	$38,745,744

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Operations

	Year ended June 30,
	2008	2007	2006

Net sales	$45,639,706	$42,431,905	$39,487,293

Cost of goods sold	26,297,904	24,724,514	24,794,283
Gross profit	19,341,802	17,707,391	14,693,010

Operating expenses:
Selling expenses	7,726,909	7,596,154	7,428,155
General and administrative expenses	10,518,550	9,417,038	10,211,492
Research and development expenses	3,022,069	3,113,264	3,627,402
Total operating expenses	21,267,528	20,126,456	21,267,049
Loss from operations	(1,925,726)	(2,419,065)	(6,574,039)

Other income (expense):
Interest income	40,427	63,819	77,257
Interest expense	(510,814)	(579,522)	(233,852)
Royalty income and license fees	727,157	858,736	833,809
Royalty Expense	(300,504)	(69,923)	(109,727)
Foreign currency exchange gains (losses)	2,874	148,838	(14,813)
Other	146,444	(58,129)	175
Total other income	105,584	363,819	552,849

Loss before minority interest and income taxes	(1,820,142)	(2,055,246)	(6,021,190)

Minority interest in net income (loss) of consolidated subsidiaries	46,176	(40,934)	12,546

Loss before income taxes	(1,866,318)	(2,014,312)	(6,033,736)
Income tax provision (benefit)	1,021,493	(664,795)	(2,274,299)

Net loss	$(2,887,811)	$(1,349,517)	$(3,759,437)

Net loss per share- Basic	$(.41)	$(.19)	$(.55)

Net loss per share - Diluted	$(.41)	$(.19)	$(.55)

Weighted average common shares outstanding -Basic	7,001,369	6,942,633	6,868,535

Weighted average common shares outstanding - Diluted	7,001,369	6,942,633	6,868,535

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three years ended June 30, 2008

	Common Stock $.01 Par Value		Treasury Stock
	Number of Shares	Amount	Number of shares	Amount	Additional paid-in capital	Retained earnings (accumulated Deficit)	Accumulated other comprehensive income	Total stockholders’ equity
Balance, June 30, 2005	6,902,752	$69,028	(77,800)	$(412,424)	$23,619,281	$1,601,166	$217,109	$25,094,160
Net loss	-	-	-	-	-	(3,759,437)	-	(3,759,437)
Foreign currency translation adjustment	-	-	-	-	-	-	(9,926)	(9,926)
Comprehensive loss	-	-	-	-	-	-	-	(3,769,363)
Exercise of employee options	75,417	754	-	-	380,759	-	-	381,513
Income tax benefit from exercise of employee stock options	-	-	-	-	39,839	-	-	39,839
Stock-based compensation	-	-	-	-	508,657	-	-	508,657

Balance, June 30, 2006	6,978,169	$69,782	(77,800)	$(412,424)	$24,548,536	$(2,158,271)	$207,183	$22,254,806
Net loss	-	-	-	-	-	(1,349,517)	-	(1,349,517)
Foreign currency translation adjustment	-	-	-	-	-	-	177,434	177,434
Comprehensive loss	-	-	-	-	-	-	-	(1,172,083)
Exercise of employee options	101,000	1,010	-	-	133,560	-	-	134,570
Income tax benefit from exercise of employee stock options	-	-	-	-	4,978	-	-	4,978
Stock-based compensation	-	-	-	-	184,370	-	-	184,370

Balance, June 30, 2007	7,079,169	$70,792	(77,800)	$(412,424)	$24,871,444	$(3,507,788)	$384,617	$21,406,641
Net loss	-	-	-	-	-	(2,887,811)	-	(2,887,811)
Foreign currency translation adjustment	-	-	-	-	-	-	(22,910)	(22,910)
Comprehensive loss	-	-	-	-	-	-	-	(2,910,721)
Cumulative transition adjustment for FIN 48	-	-	-	-	-	(234,571)	-	(234,571)
Stock-based compensation	-	-	-	-	181,095	-	-	181,095

Balance, June 30, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,052,539	$(6,630,170)	$361,707	$18,442,444

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended June 30,
	2008	2007	2006
Operating activities
Net loss	$(2,887,811)	$(1,349,517)	$(3,759,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:			-
Bad debt expense	79,995	135,986	112,633
Deferred income tax expense (benefit)	974,555	(1,302,167)	(1,207,113)
Depreciation and amortization and other non-cash items	1,591,241	1,753,805	1,323,936
Loss on disposal of property, plant and equipment	45,798	59,672	254,796
Deferred income (loss)	(122,809)	71,627	(85,948)
Deferred leasehold costs	(191,497)	2,037	174,233
Minority interest in net (loss) income of subsidiaries	46,176	(40,934)	12,546
Stock-based compensation	181,095	184,370	508,657
Foreign currency gain	-	(227,060)	-
Other	-	-	6,131
Changes in operating assets and liabilities:
Accounts receivable	(410,282)	(1,056,630)	4,974,705
Inventories	(803,756)	(308,155)	(1,624,197)
Income taxes	27,331	785,097	(561,920)
Prepaid expenses and other current assets	1,030,045	(796,475)	265,100
Other assets	(149,334)	(318,539)	(143,472)
Accounts payable and accrued expenses	1,203,611	708,005	(594,654)
Foreign income taxes payable	-	615,347	-
Net cash provided by (used in) operating activities	614,358	(1,083,531)	(344,004)

Investing activities

Acquisition of property, plant and equipment	(774,976)	(1,295,860)	(890,598)
Investment in UKHIFU Limited	(50,109)	(60,233)	(200,000)
Proceeds from sale and leaseback of building	-	3,464,480	-
Proceeds from sale of equipment	65,498	103,084	-
Acquisition of minority interest	(839,654)	(279,884)	-
Net cash (used in) provided by investing activities	(1,599,241)	1,931,587	(1,090,598)

(continued on next page)

MISONIX INC. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year ended June 30,
	2008	2007	2006
Financing activities
Proceeds from short-term borrowings	$25,830,933	$6,242,647	$1,059,956
Payments of short-term borrowings	(25,432,205)	(3,605,821)	(1,371,441)
Principal payments on capital lease obligations	(439,810)	(378,095)	(424,545)
Payments of long-term debt	-	(1,059,549)	(59,607)
Proceeds from exercise of stock options	-	134,570	381,513
Income tax benefit - stock options	-	4,978	39,839
Net cash (used in) provided by financing activities	(41,082)	1,338,730	(374,285)

Effect of exchange rate changes on cash	(530)	38,172	(247)
Net (decrease) increase in cash	(1,026,495)	2,224,958	(1,809,134)
Cash at beginning of year	2,900,358	675,400	2,484,534
Cash at end of year	$1,873,863	$2,900,358	$675,400

Supplemental disclosure of cash flow information:
Cash paid for (received from):
Interest	$521,128	$558,122	$237,103
Income taxes paid (refunded)	$19,607	$(762,309)	$(585,407)

Supplemental disclosure of non-cash investing and financing activities:
Capital lease additions	$447,868	$282,364	$372,424
Inventory transferred to property, plant and equipment	-	$413,567	-

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of MISONIX, INC. (“Misonix” or the “Company”) include the accounts of Misonix, its 100% owned subsidiary, Labcaire Systems, Ltd. (“Labcaire”), its 95% owned subsidiary, Acoustic Marketing Research, Inc. (“Acoustic”) doing business as Sonora Medical Systems (“Sonora”), its 100% owned subsidiary, Misonix, Ltd., its 100% owned subsidiary, Hearing Innovations, Inc. (“Hearing Innovations”) and its 60% owned subsidiary UKHIFU Limited (“UKHIFU”). The Company’s investment in Focus Surgery, Inc. (“Focus”) (See Note 2) is reported using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix was incorporated under the laws of the State of New York on July 31, 1967 and its principal revenue producing activities, from 1967 to date, have been the manufacture and distribution of proprietary ultrasound equipment for scientific and industrial purposes and environmental control equipment for the abatement of air pollution. Misonix’s products are sold worldwide. In October 1996, the Company entered into licensing agreements to further develop one of its medical devices (see Note 12).

Sonora, which was acquired in November 1999, is located in Longmont, Colorado, and is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers’ ultrasound imaging systems beyond the usual five to seven years.

On September 6, 2007, but effective August 30, 2007, the Company and William H. Phillips (“Phillips”) entered into a Settlement Agreement (the “Agreement”). Pursuant to the Agreement, the Company and Phillips resolved certain disputes between them concerning the purchase price to be paid by the Company for shares of the common stock of Acoustic owned by Phillips, which represented 5% of the total shares outstanding. The Company owned ninety (90%) percent of the outstanding shares of Acoustic prior to the execution of the Agreement.

Pursuant to the Agreement, the Company paid Phillips the aggregate sum of $1,214,780 (the “Purchase Price”) for 5% of Acoustic. The Company paid Phillips $296,118 on June 7, 2007, $311,272 on August 30, 2007, $306,220 on November 28, 2007 and the final installment of $301,169 on February 28, 2008. As of June 30, 2008 the Company owns 95% of the outstanding common shares of Acoustic.

The effect of this transaction was to increase goodwill by $969,800, decrease minority interest by $149,737 and record interest expense of $95,242.

Hearing Innovations is located in Farmingdale, New York, and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

In fiscal 2008, approximately 46% of the Company's net sales were to foreign markets. Labcaire manufactures and sells the Company’s fume enclosure line, as well as its own range of laboratory and medical environmental control products, and represented approximately 64% of the Company’s net sales to foreign markets. Labcaire also distributes the Company’s ultrasonic equipment for use in scientific and industrial markets, predominately in the United Kingdom. Sales by the Company in other major industrial countries are made primarily through distributors.

Labcaire, which began operations in February 1992, is located in North Somerset, England and its core business is the innovation, design, manufacture, and marketing of air handling systems for the protection of personnel, products and the environment from airborne hazards. Labcaire has developed and manufactures an automatic endoscope disinfection system which is used predominately in hospitals.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

Labcaire sold its building in the United Kingdom in June 2007 in a sale and leaseback transaction with TESCO Ltd. (“Tesco”). Tesco is utilizing the property to expand its operations which will require Labcaire to relocate to another facility upon Tesco’s receiving permission to expand from the local authorities. Labcaire sold the building for $3.6 million and recorded a deferred gain of $1.6 million which will be amortized over the 10 year lease period. Additionally, upon Tesco’s receiving permission to expand its facilities which is expected in the next 1 to 4 years, Tesco will cancel the lease. Upon Labcaire’s vacating the premises, Tesco will pay Labcaire an additional $1.5 million.

UKHIFU was incorporated in the United Kingdom in March 2006 and its operations prior to fiscal 2007 were insignificant to the Company.

Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993 and its operations since inception up until fiscal 2007 have been insignificant to the Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2008 and 2007. Cash balances outside the United States totaled $167,128 and $976,915 at June 30, 2008 and 2007, respectively.

Major Customers and Concentration of Credit Risk

Included in sales of the medical devices segment are sales to United States Surgical Corporation (“USS”) in 2008, 2007 and 2006 of approximately $3,629,000, $4,464,000 and $4,461,000, respectively. Total royalties from USS, related to their sales of the Company’s ultrasonic cutting product which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery, were approximately $691,000, $827,000 and $810,000 during the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Accounts receivable from this customer were approximately $885,000 and $886,000 at June 30, 2008 and 2007, respectively. At June 30, 2008 and 2007, the Company’s accounts receivable with customers outside the United States were approximately $4,162,000 and $3,640,000, respectively, of which $2,608,000 and $2,128,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 8 years. Prior to its sale, depreciation of the Labcaire building was provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and to adjust if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 8 years.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

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

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2008 and 2007.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of the common stock of Labcaire, 95% of the common stock of Acoustic and the acquisitions of assets of Fibra Sonics, Inc., Sonic Technologies Laboratory Services, CraMar Technologies, Inc. and a 60% equity interest in UKHIFU.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 (“SFAS 141”) and 142 (“SFAS 142”), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaced Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and requires the use of the purchase method for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company completed its annual goodwill impairment tests for fiscal 2008 and 2007 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

Other Assets and Intangibles

The cost of acquiring or processing patents, trademarks, and other intellectual properties is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $487,000 and $421,000 at June 30, 2008 and 2007, respectively. Accumulated amortization totaled $299,000 and $224,000 at June 30, 2008 and 2007, respectively. Amortization expense for the years ended June 30, 2008, 2007 and 2006 was approximately $75,000, $58,000 and $41,000, respectively.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

The following is a schedule of estimated future amortization expense as of June 30, 2008:

2009	63,000
2010	46,000
2011	45,000
2012	42,000
2013	38,000
Thereafter	253,000
$487,000
Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109, Accounting for Income Taxes” (“FIN 48”) which was effective for the Company on July 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. The Company classifies income tax related interest and penalties as a component of income tax expense.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”) “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.

Valuation of Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS 109. The Company would record a valuation allowance when based on the weight of available evidence, it is more likely than not that the amount of future tax benefit would not be realized. While the Company believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the last three fiscal years, the Company was no longer able to conclude that, based upon the weight of available evidence, it was “more likely than not” that its previously recorded deferred tax asset of $7.4 million would be realized, and therefore in the fiscal year ended June 30, 2008, the Company recorded an additional $1.5 million increase to the valuation allowance to reduce the carrying value of its deferred tax asset to its estimated realizable value.

Net Loss Per Share

In accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”), basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and the dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three years ended June 30, 2008 were options to purchase 1,822,841 shares, 1,802,566 shares and 1,837,973 shares, respectively.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

Comprehensive Loss

The components of the Company’s comprehensive loss are net loss and foreign currency translation adjustments. The foreign currency translation adjustments included in comprehensive loss have not been tax effected as investments in foreign affiliates are deemed to be permanent.

Foreign Currency Translation

The Company follows the policies prescribed by SFAS No. 52, “Foreign Currency Translation,” for translation of the financial results of its foreign subsidiaries. Accordingly, assets and liabilities are translated at the foreign currency exchange rate in effect at the balance sheet date. Resulting translation adjustments due to fluctuations in the exchange rates are recorded as other comprehensive income. Results of operations are translated using the weighted average of the prevailing foreign currency rates during the fiscal year. Stockholders’ equity accounts are translated at historical exchange rates. Gains and losses on foreign currency transactions are recorded in other income and expense.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed as of the first showing. The Company incurred approximately $464,000, $360,000 and $424,000 in advertising costs during the years ended June 30, 2008, 2007 and 2006, respectively.

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

Shipping and Handling

Shipping and handling fees for the years ended June 30, 2008, 2007 and 2006 were approximately $478,000, $445,000 and $420,000, respectively, and are reported as a component of net sales. Shipping and handling costs for the years ended June 30, 2008, 2007 and 2006 were approximately $454,000, $427,000 and $575,000, respectively, and are reported as a component of selling expenses.

Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for stock option plans under SFAS No. 123 (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB Opinion No. 25 (“APB 25”). Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. See Note 8 for additional information regarding stock-based compensation.

Recent Accounting Pronouncements

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

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

In December 2007, the FASB issued SFAS No. 141(R), “Business Combination” (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions in the Company’s consolidated financial statements. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 141R on our consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 significantly changes the accounting for and reporting of noncontrolling (minority) interests in the Company’s consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 160 on our consolidated results of operations, financial position and cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles (“GAAP”). FSP FAS 142-3 applies to all intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated results of operations, financial position and cash flows.

2. Acquisitions

Focus Surgery, Inc.

On May 3, 1999, the Company invested $3,050,000 to obtain an approximately 20% equity interest in Focus, a privately-held technology Company and representation on its Board of Directors. Additionally, the Company had options and warrants to purchase an additional 5% of the equity of Focus. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound (“HIFU”) technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for treatment of both benign and cancerous tumors of the breast, liver and kidney and had the right of first refusal to purchase 51% of the equity of Focus. The Company’s portions of the net losses of Focus were recorded since the date of acquisition. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2008, 2007 and 2006 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus’ losses since 2001 before the Company can record income from Focus. Focus’ unaudited net loss in fiscal year 2008 was $513,000.

On November 7, 2000, the Company purchased a $300,000, 5.1% Secured Cumulative Convertible Debenture from Focus, due December 22, 2002 (the “5.1% Focus Debenture”). The 5.1% Focus Debenture was convertible into 250 shares of Focus preferred stock at the option of the Company at any time after December 22, 2000 for two years at a conversion price of $1,200 per share, if the 5.1% Focus Debenture was not retired by Focus. Interest accrues and was payable at maturity or was convertible on the same terms as the 5.1% Focus Debenture’s principal amount. The 5.1% Focus Debenture was secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 5.1% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The 5.1% Focus Debenture was in default and the Company was negotiating an extended due date and conversion right. The Company believed the loan was impaired since the Company did not anticipate that the 5.1% Focus Debenture would be satisfied in accordance with the contractual terms of the loan agreement.

On April 12, 2001, the Company purchased a $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the “6% Focus Debenture”). The 6% Focus Debenture was convertible into 250 shares of Focus preferred stock at the option of the Company at any time after May 25, 2003 for two years at a conversion price of $1,200 per share, if the 6% Focus Debenture was not retired by Focus. Interest accrues and was payable at maturity, or was convertible on the same terms as the 6% Focus Debenture’s principal amount. The 6% Focus Debenture was secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or hereafter arising after the date of the 6% Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2001. The 6% Focus Debenture was in default and the Company was negotiating an extended due date and conversion right. The Company believed the loan was impaired since the Company did not anticipate that the 6% Focus Debenture would be satisfied in accordance with the contractual terms of the loan agreement.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

On July 31, 2001, the Company purchased a second $300,000, 6% Secured Cumulative Convertible Debenture from Focus, due May 25, 2003 (the “Focus Debenture”). The Focus Debenture was convertible into 250 shares of Focus preferred stock at the option of the Company at any time after the due date for two years at a conversion price of $1,200 per share. The Focus Debenture also contained warrants, deemed nominal in value, to purchase an additional 125 shares to be exercised at the option of the Company. Interest accrues and was payable at maturity or was convertible on the same terms as the Focus Debenture’s principal amount. The Focus Debenture was secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the Focus Debenture. The Company recorded an allowance against the entire balance of principal and accrued interest due in fiscal 2002. The Focus Debenture was in default and the Company was negotiating an extended due date and conversion right. The Company believed the loan was impaired since the Company did not anticipate that the Focus Debenture would be satisfied in accordance with the contractual terms of the loan agreement.

During fiscal 2002, the Company entered into a loan agreement whereby Focus borrowed $60,000 from the Company. This loan matured on May 30, 2002 and was extended to December 31, 2002. The loan bears interest at 6% per annum and contained warrants, which were deemed nominal in value, to acquire additional shares. The loan was secured by a lien on all of Focus’ right, title and interest in accounts receivable, inventory, property, plant and equipment and processes of specified products whether now existing or arising after the date of the loan. The Company recorded an allowance against the entire balance at June 30, 2004 and 2003. The loan was in default and the Company was negotiating an extended due date. The Company believed that this loan was impaired since the Company did not anticipate that this loan would be paid in accordance with the contractual terms of the loan agreement.

In May 2004, the Company’s ownership was reduced to 13% due to additional preferred stock issued by Focus.

Had the Company converted the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture, and exercised all warrants, the Company would have held an interest in Focus of approximately 18%.

The Company has subcontracted Focus to perform research and development activities for which the Company paid $229,000, $44,000 and $165,000 to Focus in fiscal 2008, 2007 and 2006, respectively, which is recorded as research and development expenses and selling expenses in the accompanying statements of operations.   During fiscal 2004, Focus entered into an exclusive agreement with the Company to distribute the Sonablate® 500 in the European market. The Company has purchased approximately $510,000, $663,000 and $830,000 of product from Focus during fiscal 2008, 2007 and 2006, respectively. Total sales to Focus were approximately $492,000, $801,000 and $459,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Trade accounts receivable due from Focus at June 30, 2008 and 2007 were approximately $86,000 and $4,000, respectively. Accounts payable to Focus totaled approximately $498,000 at June 30, 2008 and $508,000 at June 30, 2007.

On March 3, 2008, the Company, USHIFU, LLC (“USHIFU”), FS Acquisition Company and certain other stockholders of Focus entered into a Stock Purchase Agreement (the “Focus Agreement”). Pursuant to the Focus Agreement, the Company agreed to sell to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company will also receive at the closing of the transactions contemplated by the Focus Agreement (the “Closing”) fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus with the remaining fifty percent (50%) of such amount due eighteen (18) months from the Closing. The balance of the debt owed to the Company by Focus at March 31, 2008 is approximately $1,335,000.

Consummation of the transactions contemplated by the Focus Agreement is subject to fulfillment of customary conditions as well as (i) USHIFU obtaining no less than $10,000,000 of new financing through the issuance of equity in USHIFU or an affiliate thereof; (ii) repayment of fifty percent (50%) of the debt due to the Company and to Takai Hospital Supply Co.; (iii) dismissal of the pending arbitration between USHIFU and Focus; (iv) the execution of amendments to certain distributorship, license and manufacturing arrangements between Focus and the Company; and (vi) the execution of employment and joint venture agreements between the President of Focus and Focus.

The Company’s investments in Focus for both equity and debt were totally written down in 2001 as a result of both the debt and equity being deemed impaired. Under the impairment treatment, the equity and debt have been carried on our balance sheet at a zero value since 2001, therefore this amount will be totally incremental to earnings. Additionally, since in 2001 we were not certain of any capital gain offset, we established a tax valuation reserve which will also be partially reversed at Closing. Upon the Closing, we will realize approximately $1,500,000 of non-recurring pretax income or approximately net income of $.13 per share in the first quarter of fiscal 2009.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

Summarized unaudited financial information of Focus is as follows:

Condensed Statement of Operations Information

	Year ended June 30,
	2008	2007	2006

Sales	$2,401,000	$4,020,000	$3,509,000
Gross profit	1,609,000	2,386,000	2,080,000
Net loss	$(513,000)	$(685,000)	$(44,000)

Condensed Balance Sheet Information

	June 30,
	2008	2007
Current assets	$1,556,000	$1,960,000
Non-current assets	484,000	603,000
Current liabilities	398,000	666,000
Non-current liabilities	4,496,000	4,224,000
Preferred stock	6,275,000	6,275,000
Common stockholders’ deficit	$(9,115,000)	(8,602,000)

UKHIFU Limited

On March 27, 2006 the Company, through its wholly owned subsidiary Misonix Ltd., acquired a 60% equity position in UKHIFU from Imaging Equipment which owns the remaining 40%. UKHIFU is in the business of distributing and servicing equipment for the ablation of cancerous tissue in the prostate.

In addition to the original investment, the Company made payments of approximately $50,000 and $60,000 to Imaging Equipment during the years ended June 30, 2008 and 2007, respectively. The additional payments were recorded as goodwill.

3. Inventories

Inventories are summarized as follows:

	June 30,
	2008	2007
Raw materials	$6,234,467	$6,593,458
Work-in-process	3,375,878	2,624,212
Finished goods	4,983,593	4,599,040
	$14,593,938	$13,816,710
Less: valuation reserve	1,942,374	1,913,416
	$12,651,564	$11,903,294

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2008	2007
Machinery and equipment	6,216,305	6,248,247
Furniture and fixtures	1,737,265	1,721,481
Automobiles	1,448,598	1,152,926
Leasehold improvements	802,500	789,390
Demonstration and consignment inventory	2,063,898	1,479,378
	12,268,566	11,391,422
Less: accumulated depreciation and amortization	7,869,699	6,663,055
	$4,398,867	$4,728,367

Included in machinery and equipment and furniture and fixtures at June 30, 2008 and 2007 are approximately $39,000 and $117,000, respectively, of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $36,000 and $107,000, respectively. Also, included in automobiles are approximately $749,000 and $781,000, respectively, of automobiles under capital leases with accumulated amortization of approximately $175,000 and $228,000, respectively. The Company leased approximately $448,000, $282,000 and $372,000 of automobiles and equipment under capital lease arrangements during the years ended June 30, 2008, 2007 and 2006, respectively.

Labcaire sold its building in the United Kingdom in June 2007 in a sale and leaseback agreement with Tesco. Tesco plans to utilize the property to expand its operations which will require Labcaire to relocate to another facility upon Tesco’s receiving permission to expand from the local authorities. Labcaire sold the building for $3.6 million and recorded a deferred gain of $1.6 million which will be amortized over the 10 year lease period. Additionally, upon Tesco’s receiving permission to expand its facilities which is expected in the next 1 to 4 years, Tesco will cancel the lease. Upon Labcaire’s vacating the premises, Tesco will pay Labcaire an additional $1.5 million.

Depreciation and amortization of property, plant and equipment totaled approximately $1,486,000, $1,407,000 and $1,284,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

5. Revolving Credit Facilities

On December 29, 2006 the Company and its subsidiaries, Sonora and Hearing Innovations (collectively referred to as the “Borrowers”) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”).

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

The Credit Agreements contain financial covenants requiring that the Borrowers (i) on a consolidated basis not have a Net Loss (as defined in the Credit Agreements) of more than $175,000 for the fiscal quarter ending June 30, 2008; and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more that $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At June 30, 2008, the Borrowers were not in compliance with two of the covenants. Wells Fargo Bank has given the Company a waiver of such non-compliance.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreement). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of ½ % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At June 30, 2008, the balance outstanding under the Credit Agreements was $2,745,000. Amounts available to be borrowed are determined based on specified percentages of the Borrowers’ eligible trade receivables and inventories. An additional $875,000 was available to be borrowed at June 30, 2008.

Labcaire has a debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”). The amount of this facility bears interest at the bank’s base rate (5.5% at June 30, 2008 and 2007 respectively) plus 2%. The agreement expires on September 28, 2008 and covers all United Kingdom and European sales. At June 30, 2008, the balance outstanding under this credit facility was $1,725,000 and Labcaire was not in violation of financial covenants.

Labcaire had an overdraft facility with Lloyds which was secured by the Labcaire building. All amounts borrowed under this facility were paid when the Labcaire building was sold and the overdraft facility was cancelled.

6. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,
	2008	2007
Accrued payroll and vacation	$945,933	$567,296
Accrued VAT and sales tax	359,172	118,176
Accrued VAT on sale of Labcaire building	-	631,229
Accrued commissions and bonuses	675,069	484,022
Customer deposits and current deferred contracts	1,765,827	1,084,412
Accrued professional and legal fees	43,352	47,413
Litigation expense	324,000	419,000
Other	646,762	606,095
	$4,760,115	$3,957,643

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

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2008:

	Capital	Operating
	Leases	Leases
2009	$352,000	$1,147,000
2010	204,000	1,139,000
2011	37,000	597,000
2012	16,000	394,000
2013	-	239,000
2014 and thereafter	-	958,000
Total minimum lease payments	$609,000	$4,474,000

Amounts representing interest	(76,000)

Present value of net minimum lease payments	533,000
Less current maturities	(307,000)
	$226,000

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $1,059,000, $1,050,000 and $1,148,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

8. Stock-Based Compensation Plans

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

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the “Committee”) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the years ended June 30, 2008 and 2007, the Company granted options to purchase 61,850 and 127,400 shares of the Company’s common stock, respectively.

Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2008 and 2007. As of June 30, 2008, there was approximately $338,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2 years.

The total cash received from the exercise of stock options was $0, $134,570 and $381,513 for the years ended June 30, 2008, 2007 and 2006, respectively, and are classified as financing cash flows. SFAS No. 123R requires that tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The weighted average fair value at date of grant for options granted during the years ended June 30, 2008, 2007 and 2006 was $2.51, $2.57 and $3.82 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

	2008	2007	2006
Risk-free interest rates	4.3%	4.7%	4.43%
Expected option life in years	6.5	6	5-7
Expected stock price volatility	54.7%	53.8%	54.7%
Expected dividend yield	-0-	-0-	-0-

In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the "1991 Plan") which covers up to 375,000 shares of the Company’s Common Stock (“Common Stock”). Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2008, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares have been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares were reissued) prior to July 1, 2005 and no shares remain available for future grants.

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2008, options to purchase 266,278 shares were outstanding at exercise prices ranging from $3.07 to $7.60 per share with a vesting period of immediate to two years under the 1996 Plan and options to acquire 175,000 shares were outstanding at exercise prices ranging from $3.07 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2008, options to purchase 144,295 shares under the 1996 Plan have been exercised and 222,372 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2008, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised, options to purchase 90,000 shares have been forfeited (of which none have been reissued) and no shares remain available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2008, options to purchase 381,875 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2008, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 79,702 shares under the 1998 Plan have been forfeited (of which options to purchase 79,702 shares have been reissued). At June 30, 2008 there were 45,277 shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2008, options to purchase 862,838 shares were outstanding under the 2001 Plan at exercise prices ranging from $3.45 to $8.00 per share with a vesting period of one to four years. At June 30, 2008, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 159,577 shares under the 2001 Plan have been forfeited (of which 159,577 options have been reissued). At June 30, 2008 there were 8,756 shares available for future grants.

In September 2005, the Board of Directors adopted and, in December, 2005, the shareholders approved the 2005 Employee Equity Incentive Plan covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Option Plan covering an aggregate of 200,000 shares of Common Stock. At June 30, 2008, there were options to purchase 31,850 shares outstanding under the 2005 Employee Equity Incentive Plan. At June 30, 2008, 468,150 shares were available for future grants. There were options to purchase 75,000 shares outstanding under the 2005 Non-employee Director Plan and 125,000 shares were available for future grants.

The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors or a committee thereof, depending on the Plan, and in accordance with Rule 4350(c) of the Qualitative Listing Requirements of the NASDAQ Global Market. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as provided in the terms of each individual option agreement. At June 30, 2008 there were 468,150 shares available for future granting under the 2005 Employee Equity Incentive Plan and 125,000 shares available for future granting under the 2005 Non-Employee Director Option Plan.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

The following table summarizes information about stock option activity during 2008, 2007 and 2006:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value
Outstanding as of June 30, 2005	1,908,075	$5.66
Granted	89,560	7.19
Exercised	(75,417)	5.06
Forfeited	(84,245)	6.62
Outstanding as of June 30, 2006	1,837,973	5.72	5.7	$1,111,000
Exercisable at June 30, 2006	1,694,869	5.63	4.9	$1,081,000
Vested at June 30, 2006	1,694,869	$5.63	4.9	$1,081,000

Outstanding as of June 30, 2006	1,837,973	$5.72
Granted	127,400	4.61
Exercised	(101,000)	1.33
Forfeited	(61,807)	6.01
Outstanding as of June 30, 2007	1,802,566	$5.88	5.4	$1,239,000
Exercisable at June 30, 2007	1,629,133	$5.91	4.9	$1,075,000
Vested at June 30, 2007	1,629,133	$5.91	4.9	$1,075,000

Outstanding as of June 30, 2007	1,802,566	$5.88
Granted	61,850	4.33
Exercised	-	-
Forfeited	(16,575)	5.66
Expired	(25,000)	14.80
Outstanding as of June 30, 2008	1,822,841	$5.71	4.9	$43,325
Exercisable at June 30, 2008	1,663,717	$5.79	4.4	$36,031
Vested at June 30, 2008	1,663,717	5.79	4.4	$36,031

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Contractual Life (Yrs)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 3.07 - 4.99	375,750	7.6	$4.27	289,725	$4.35
$ 5.06 - 8.00	1,447,091	4.0	$6.08	1,373,992	$6.10
	1,822,841	4.9	$5.71	1,663,717	$5.79

As of June 30, 2008 and 2007, 1,822,841 and 1,802,566 shares are reserved for issuance under outstanding options and 647,283 and 666,477 shares are reserved for the granting of additional options, respectively. All outstanding options expire between July 2008 and November 2017 and vest immediately or over periods of up to four years.

9. Commitments and Contingencies

Legal Proceedings

A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. In fiscal 2008, the judgment was decreased to $324,000 and the $95,000 reduction is included in other income. The case involved royalties claimed on recoating of transesophogeal probes, which is a process performed by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora has moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. Sonora has also moved for a new trial in the case.

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

Employment Agreement

On June 27, 2008 the Company entered into an Amended and Restated Employment Agreement with Michael A. McManus, Jr., the Company’s President and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement has an initial term expiring June 30, 2009 and renews for successive one-year periods thereafter. The Employment Agreement provides for an annual base salary of $275,000, and an annual bonus based on Mr. McManus’ achievement of annual goals and objectives as determined by the Compensation Committee of the Company’s Board of Directors. Mr. McManus is entitled under the Employment Agreement to participate in or receive additional benefits. He is entitled to participate in any plans and programs made available to the executive employees of the Company generally. In addition to termination for cause (including disability) and death, Mr. McManus can terminate the Employment Agreement for good reason (including a change of control of the Company). If Mr. McManus terminates the Employment Agreement for good reason the Company must pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid during the period of his employment, payable in a lump sum within sixty days of termination of employment. Mr. McManus has also agreed in the Employment Agreement to an eighteen month post-termination covenant not to compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

Purchase Commitments

As of June 30, 2008 and 2007 the Company had inventory related purchase commitments totaling approximately $3,586,000 and $3,404,000, respectively.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

10. Business Segments

The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market).   The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the years ended June 30, 2008, 2007 and 2006 are as follows:

For the year ended June 30, 2008:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$24,273,450	$21,366,256	$-	$45,639,706
Cost of goods sold	12,530,534	13,767,370	-	26,297,904
Gross profit	11,742,916	7,598,886	-	19,341,802
Selling expenses	5,031,208	2,695,701	-	7,726,909
Research and development	1,982,341	1,039,728	-	3,022,069
General and administrative	-	-	10,518,550	10,518,550
Total operating expenses	7,013,549	3,735,429	10,518,550	21,267,528
Income (loss) from operations	$4,729,367	$3,863,457	$(10,518,550)	$(1,925,726)

For the year ended June 30, 2007:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$23,540,628	$18,891,277	$-	$42,431,905
Cost of goods sold	13,336,430	11,388,084	-	24,724,514
Gross profit	10,204,198	7,503,193	-	17,707,391
Selling expenses	5,002,878	2,593,276	-	7,596,154
Research and development	1,953,872	1,159,392	-	3,113,264
General and administrative	-	-	9,417,038	9,417,038
Total operating expenses	6,956,750	3,752,668	9,417,038	20,126,456
Income (loss) from operations	$3,247,448	$3,750,525	$(9,417,038)	$(2,419,065)

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

For the year ended June 30, 2006:

	Medical Devices	Laboratory and Scientific Products	Corporate and Unallocated	Total
Net sales	$20,928,052	$18,559,241	$-	$39,487,293
Cost of goods sold	12,456,746	12,337,537	-	24,794,283
Gross profit	8,471,306	6,221,704	-	14,693,010
Selling expenses	4,739,079	2,689,076	-	7,428,155
Research and development	2,200,380	1,427,022	-	3,627,402
General and administrative	-	-	10,211,492	10,211,492
Total operating expenses	6,939,459	4,116,098	10,211,492	21,267,049
Income from operations	$1,531,847	$2,105,606	$(10,211,492)	$(6,574,039)

There are two major customers for medical devices. Sales to USS were approximately $3,629,000, $4,464,000 and $4,461,000 for the years ended June 30, 2008, 2007 and 2006, respectively. Sales to Aesculap Inc., USA were approximately $2,256,000, $1,605,000 and $1,410,000 during the fiscal years ended June 30, 2008, 2007 and 2006, respectively. There were no significant concentrations of sales or accounts receivable for laboratory and scientific products for the years ended June 30, 2008, 2007 and 2006, respectively.

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Year ended June 30,
	2008	2007	2006
United States	$24,600,948	$24,333,035	$25,049,213
United Kingdom	14,107,027	11,536,440	9,392,592
Europe	2,842,250	3,713,012	2,210,668
Asia	1,856,016	1,673,480	1,268,799
Canada and Mexico	720,783	452,641	640,009
Middle East	342,524	115,020	307,810
Other	1,170,158	608,277	618,202
	$45,639,706	$42,431,905	$39,487,293

Total assets, by geographic area, are as follows:

	June 30,
	2008	2007
United States
Long-lived assets	$9,987,290	$7,896,908
Other assets	13,295,967	18,447,310
	23,283,257	26,344,218
United Kingdom
Long-lived assets	$4,351,333	$2,573,478
Other assets	9,615,484	9,828,048
	13,966,817	12,401,526
Total Assets	$37,250,074	$38,745,744

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

11. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, effective July 1, 2007. In response to the issuance of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company has adjusted its estimate of its uncertain tax positions by recognizing an additional liability (including interest) of approximately $235,000 through a charge to accumulated deficit. The liability is included in accrued expenses and other current liabilities. There have not been any new uncertain income tax positions identified in the year ended June 30, 2008.

The Company generally recognizes interest and penalties related to uncertain tax positions through income tax expense. As of July 1, 2007, the Company had accrued approximately $32,000 for the payment of tax-related interest. An additional $16,000 was accrued during the year ended June 30, 2008 and at June 30, 2008, the total liability was approximately $251,000. The statute of limitations for the tax return that contains the uncertain tax position expires in fiscal 2009.

There are no federal, state or foreign income tax audits in process as of June 30, 2008. Open tax years related to federal and state income tax filings are for the years ended June 30, 2005, 2006 and 2007. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Labcaire, Misonix, Ltd. and UKHIFU file tax returns in England. The England Inland Revenue Service has not examined these tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

	June 30,
	2008	2007
Deferred tax liabilities:
Depreciation and amortization	$(250,514)	$(300,206)
Total deferred tax liabilities	(250,514)	(300,206)

Deferred tax assets:
Bad debt reserves	78,732	84,522
Accruals and allowances	255,625	199,984
Inventory valuation	581,100	585,634
License fee income	115,719	77,357
Investments	1,646,256	1,697,856
Stock-based compensation	154,306	128,592
Litigation	115,344	149,164
Tax credits and net operating loss carry forwards	3,815,225	3,314,864
Deferred lease liability	82,865	83,747
Deferred gain from sale and leaseback of Labcaire building	554,190	596,525
Other	9,466	9,684
Total deferred tax assets	7,408,828	6,927,929
Valuation allowance	(4,566,332)	(3,071,932)
Net deferred tax asset	$2,591,982	$3,555,791

Recorded as:
Current deferred tax asset	$1,562,279	$1,028,988
Non-current deferred tax asset	1,280,217	2,827,009
Non-current deferred tax liability	(250,514)	(300,206)
	$2,591,982	$3,555,791

As of June 30, 2008, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.

At June 30, 2008, the Company had a net operating loss carryforward (“NOL”) of approximately $11,000,000 available to reduce future New York state taxable income. This NOL begins to expire in fiscal year 2022. The Company has provided a full valuation allowance on the deferred tax asset related to this loss.

In prior years, the Company recorded a deferred tax asset in connection with the loss on impairment of equity investments which included the carrying value of the investments and related notes and debentures. During the second quarter of fiscal 2008 the Company realized $150,000 of the debt due from Focus. On July 1, 2008, the Company closed the transaction for the sale of its Focus equity to USHIFU and received payment of one half of the outstanding debt due from Focus for $1,516,866 pursuant to the terms of the Focus Agreement. The balance of the debt is to be repaid in December 2009. As a result of these transactions, the Company reversed $755,836 of the valuation allowance related to the impairment of equity investments. The valuation allowance related to this impairment of equity investments totaled $942,020 and $1,697,856 at June 30, 2008 and 2007, respectively.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

During fiscal 2006, the Company recorded a deferred tax asset related to operating loss carryovers incurred by its wholly-owned subsidiary, Hearing Innovations, in the amount of $1,337,743. The Company recorded a full valuation allowance against these assets in accordance with the provisions of SFAS No. 109. Based upon the capital nature of the deferred tax asset and the Company’s projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2008 and 2007, respectively.

As of June 30, 2008, the Company had approximately $1,694,000 of U.S. federal net operating loss carryforwards and unused tax credit carryforwards which are available to offset future taxable income. These carryforwards expire in the tax years between 2023 and 2028, if not utilized. In addition, the Company recorded deferred tax assets related to losses at its Labcaire subsidiary and the deferred gain from the sale of the Labcaire building in fiscal 2007.

In its assessment of whether it is more likely than not that some portion or all of the deferred tax assets will be realized, management increased the deferred tax asset valuation allowance by $2,250,236 in fiscal 2008 to recognize the uncertainty related to the utilization of net loss carryforwards and unused tax credits carryforwards and other deferred taxes.

Significant components of the income tax expense (benefit) attributable to operations are as follows:

	Years ended June 30,
	2008	2007	2006
Current:
Federal	$-	$-	$(1,112,327)
State	46,938	17,048	10,000
Foreign	-	615,347	35,131
Total current	46,938	632,395	(1,067,196)

Deferred:
Federal	1,188,405	(628,658)	(816,918)
State	(602)	(8,208)	(7,472)
Foreign	(213,248)	(660,324)	(382,713)
Total deferred	974,555	(1,297,190)	(1,207,103)
	$1,021,493	$(664,795)	$(2,274,299)

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2008	2007	2006
Tax at federal statutory rates	$(618,848)	$(698,784)	$(2,047,205)
State income taxes, net of
federal benefit	30,979	11,252	(872)
Research credit	(31,762)	(145,090)	(5,877)
Extraterritorial income exclusion	-	(4,180)	25,149
Foreign taxes	71,831	35,304	125,130
Stock-based compensation	36,157	59,573	74,270
FIN 48 interest	16,177	~~-~~	-
State rate adjustment	-	-	53,918
Valuation allowance	1,494,400	-	(629,560)
Travel and entertainment	21,966	31,094	18,199
Other	593	46,036	112,549
	$1,021,493	$(664,795)	$(2,274,299)

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

12. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement (the “USS License”) with USS for a twenty-year period, covering the further development and commercial exploitation of the Company’s medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery.

The USS License gives USS exclusive worldwide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $691,000, $827,000 and $810,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

13. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $15,500 or $20,500 if the employee was over 50 years of age for the year ended June 30, 2008. The plan provides for a matching contribution by the Company of 10%-25% of annual eligible compensation contributed by the participants based on years of service, which amounted to $143,127, $124,746 and $109,757 for the years ended June 30, 2008, 2007 and 2006, respectively.

14. Subsequent Event

On July 1, 2008, the Company received $1,516,866 from USHIFU pursuant to the Focus Agreement between the Company and USHIFU. This payment consists of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus. The balance of such loans is now represented by a promissory note payable by USHIFU and Focus and is secured by certain of USHIFU’s and Focus’ assets. The Company will realize approximately $1.5 million of non-recurring pretax income or approximately net income of $.13 per share in the first quarter of fiscal 2009.

15. Quarterly Results (unaudited)

	FISCAL 2008
	Q1	Q2	Q3	Q4	YEAR
Net sales	$10,532,237	$11,600,053	$11,803,026	$11,704,390	$45,639,706

Gross profit	4,665,794	5,164,575	4,882,446	4,628,987	19,341,802

Operating expenses	4,904,507	5,454,306	5,187,415	5,721,300	21,267,528

Loss from operations	(238,713)	(289,731)	(304,969)	(1,092,313)	(1,925,726)

Other income (loss)	(21,161)	85,941	73,170	(32,366)	105,584

Minority interest in net income of consolidated subsidiaries	9,444	13,867	24,269	(1,404)	46,176

Income tax (benefit ) expense	(43,054)	(100,477)	(69,031)	1,227,055	1,021,493

Net income (loss)	$(226,264)	$(117,180)	$(194,037)	$(2,350,330)	$(2,887,811)

Net income (loss) per share-Basic	$(.03)	$(.02)	$(.03)	$(.34)	$(0.41)

Net income (loss) per share -Diluted	$(.03)	$(.02)	$(.03)	$(.34)	$(0.41)

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

	FISCAL 2007
	Q1	Q2	Q3	Q4	YEAR
Net sales	$9,642,878	$10,639,086	$10,583,924	$11,566,017	$42,431,905

Gross profit	3,931,866	4,786,755	4,459,997	4,528,773	17,707,391

Operating expenses	4,821,739	5,055,433	5,353,185	4,896,099	20,126,456

Loss from operations	(889,873)	(268,678)	(893,188)	(367,326)	(2,419,065)

Other income	133,658	141,417	81,267	7,477	363,819

Minority interest in net income (loss) of consolidated subsidiaries	31,339	(5,840)	(38,318)	(28,115)	(40,934)

Income tax benefit	(245,138)	(144,975)	(244,567)	(30,115)	(664,795)

Net income (loss)	$(542,416)	$23,554	$(529,036)	$(301,619)	$(1,349,517)

Net income (loss) per share-Basic	$(.08)	$-	$(.08)	$(.04)	$(.19)

Net income (loss) per share -Diluted	$(.08)	$-	$(.08)	$(.04)	$(.19)

	FISCAL 2006
	Q1	Q2	Q3	Q4	YEAR
Net sales	$9,213,486	$10,376,318	$10,279,301	$9,618,188		$39,487,293

Gross profit	3,538,445	3,971,453	4,062,525	3,120,587		14,693,010

Operating expenses	5,315,150	4,932,445	5,353,095	5,666,359		21,267,049

Income (loss) from operations	(1,776,705)	(960,992)	(1,290,570)	(2,545,772)		(6,574,039)

Other income	174,859	139,332	144,143	94,515		552,849

Minority interest in net income (loss) of consolidated subsidiaries	16,339	2,785	(6,465)	(113)		12,546

Income tax benefit	(312,822)	(317,340)	(310,844)	(1,333,293)		(2,274,299)

Net loss	$(1,305,363)	$(507,105)	$(829,118)	$(1,117,851)		$(3,759,437)

Net loss per share-Basic	$(.19)	$(.07)	$(.12)	$(.16)		$(.55)

Net loss per share -Diluted	$(.19)	$(.07)	$(.12)	$(.16)	$	( .55)

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the three years ended June 30, 2008

Schedule II

Column A Description	Column B Balance at Beginning of period	Column C Additions (Recoveries) Charged (Credited) to cost and expenses	Column D Additions (deductions)- describe		Column E Balance at end of period

Allowance for doubtful accounts: Year ended June 30:

2008	$313,981	$79,995	$(16,978) (A	)	$376,998

2007	$256,309	$135,986	$(78,314) (A	)	$313,981

2006	$405,998	$112,633	$(262,322) (A	)	$256,309

(A)	Reduction in allowance for doubtful accounts due to write-off of accounts receivable balance.