Form 10-Q
period 2008-09-30
MISONIX INC
filed 2008-11-14
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at
Class of Common Stock	November 10, 2008

Common Stock, $.01 par value	7,001,369

MISONIX, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
		(Derived from
		audited financial
	(Unaudited)	statements)
Assets
Current assets:
Cash	$1,836,591	$1,873,863
Accounts receivable, less allowance for doubtful accounts of $312,440 and $376,998, respectively	6,911,337	7,986,802
Inventories, net	12,319,012	12,651,564
Deferred income taxes	1,246,922	1,562,279
Prepaid expenses and other current assets	832,981	904,737

Total current assets	23,146,843	24,979,245

Property, plant and equipment, net	3,925,137	4,398,867
Deferred income taxes	952,502	1,280,217
Goodwill	5,754,120	5,784,542
Other assets	856,112	807,203

Total assets	$34,634,714	$37,250,074

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$3,778,487	$4,470,389
Notes payable	119,111	246,888
Accounts payable	4,624,174	5,497,541
Accrued expenses and other current liabilities	3,947,974	4,760,115
Foreign income taxes payable	606,831	696,791
Current portion of deferred gain from sale and leaseback of building	145,024	159,195
Current maturities of capital lease obligations	282,028	307,325

Total current liabilities	13,503,629	16,138,244

Capital lease obligations	164,232	225,909
Deferred lease liability	330,000	348,502
Deferred income taxes	246,892	250,514
Deferred gain from sale and leaseback of building	1,123,931	1,273,772
Deferred income	424,039	371,452

Total liabilities	15,792,723	18,608,393

Commitments and contingencies

Minority interest	217,184	199,237
Stockholders’ equity:
Common stock, $.01 par value—shares authorized 10,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	25,105,564	25,052,539
Accumulated deficit	(6,310,168)	(6,630,170)
Accumulated other comprehensive income	171,043	361,707
Treasury stock, 77,800 shares	(412,424)	(412,424)

Total stockholders’ equity	18,624,807	18,442,444

Total liabilities and stockholders’ equity	$34,634,714	$37,250,074

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	September 30 ,
	2008	2007

Net sales	$11,306,473	$10,532,237

Cost of goods sold	6,881,043	5,866,443

Gross profit	4,425,430	4,665,794

Operating expenses:
Selling expenses	1,837,257	1,688,510
General and administrative expenses	2,652,805	2,505,760
Research and development expenses	776,474	710,237

Total operating expenses	5,266,536	4,904,507

Loss from operations	(841,106)	(238,713)

Other income (expense):
Interest income	10,263	17,732
Interest expense	(93,325)	(132,309)
Royalty income and license fees	176,227	186,078
Royalty expense	(48,578)	(85,970)
Recovery of Focus Surgery, Inc. investment	1,516,866	—
Other	(89,102)	(6,692)

Total other income (expense)	1,472,351	(21,161)

Income (loss) before minority interest and income taxes	631,245	(259,874)

Minority interest in net income of consolidated subsidiaries	16,727	9,444

Income (loss) before income taxes	614,518	(269,318)
Income tax provision (benefit)	294,516	(43,054)

Net income (loss)	$320,002	$(226,264)

Net income (loss) per share — Basic	$0.05	$(0.03)

Net income (loss) per share — Diluted	$0.05	$(0.03)

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,031,953	7,001,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three months ended September 30, 2008

							Accumulated
	Common Stock		Treasury Stock		Additional		other	Total
	Number		Number		paid-in	Accumulated	comprehensive	stockholders’
	of shares	Amount	of shares	Amount	capital	deficit	income	equity
Balance, June 30, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,052,539	$(6,630,170)	$361,707	$18,442,444
Net Income	—	—	—	—	—	320,002	—	320,002
Foreign currency translation adjustment	—	—	—	—	—	—	(190,664)	(190,664)

Comprehensive income	—	—	—	—	—	—	—	129,338
Stock-based compensation	—	—	—	—	53,025	—	—	53,025

Balance, September 30, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,105,564	$(6,310,168)	$171,043	$18,624,807

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	September 30,
	2008	2007
Operating activities
Net income (loss)	$320,002	$(226,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization and other non cash items	336,038	470,912
Bad debt expense	38,536	39,095
Deferred income tax expense (benefit)	457,010	(43,985)
Loss on disposal of property, plant and equipment	38,493	6,363
Minority interest in net income of subsidiaries	16,727	9,444
Stock-based compensation	53,025	45,249
Deferred income (loss)	52,587	(74,443)
Deferred leasehold costs	(56,341)	(49,609)
Recovery of Focus Surgery, Inc. investment	(1,516,866)	—
Unrealized foreign currency exchange loss	85,388	—
Changes in operating assets and liabilities:
Accounts receivable	750,171	304,745
Inventories	(161,394)	(174,284)
Income taxes	(52,274)	(2,446)
Prepaid expenses and other current assets	42,162	803,214
Accounts payable and accrued expenses	(1,100,883)	(1,254,845)
Foreign income taxes payable	99,241	(8,161)
Other assets	(80,940)	13,144

Net cash used in operating activities	(678,328)	(141,871)

Investing activities
Acquisition of property, plant and equipment	(89,383)	(185,944)
Recovery of Focus Surgery, Inc. investment	1,516,866	—
Investment in UKHIFU Limited	—	(12,632)
Acquisition of minority interest	—	(279,884)

Net cash provided by (used in) investing activities	1,427,483	(478,460)

Financing activities
Proceeds from short-term borrowings	6,929,651	2,909,118
Payments of short-term borrowings	(7,594,075)	(4,283,357)
Principal payments on capital lease obligations	(84,949)	(98,708)

Net cash used in financing activities	(749,373)	(1,472,947)

Effect of exchange rate changes on cash	(37,054)	10,039

Net decrease in cash	(37,272)	(2,083,239)
Cash at beginning of period	1,873,863	2,900,358

Cash at end of period	$1,836,591	$817,119

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$92,828	$137,182

Income taxes	$52,274	$11,539

Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$38,863	$226,814

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009, or any interim period.
The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.
2. Net Income (Loss) Per Share of Common Stock
We comply with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, basic net income (loss) per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share (“diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding (principally outstanding common stock options) for the period.
The number of weighted average common shares used in the calculation of basic earnings per share and diluted earnings per share were as follows:

	Three months ended September 30,
	2008	2007
Basic shares	7,001,369	7,001,369
Dilutive effect of stock options	30,584	—

Diluted shares	7,031,953	7,001,369

Diluted EPS for the three months ended September 30, 2007 is the same as basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. Employee stock options covering 1,808,341 and 1,827,566 shares for the three months ended September 30, 2008 and 2007, respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.
3. Comprehensive Income (Loss)
Total comprehensive income (loss) was $129,338 and $159,432 for the three months ended September 30, 2008 and 2007, respectively. The components of comprehensive loss are net income (loss) and foreign currency translation adjustments.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
4. Stock-Based Compensation
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of three to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended September 30, 2008 and 2007, the Company granted options to purchase 171,000 and 42,850 shares of the Company’s common stock, respectively.
Compensation expense of approximately $53,000 and $45,000 for the three months ended September 30, 2008 and 2007, respectively, is recognized in the general and administrative expenses line item of the Company’s statements of operations. As of September 30, 2008, there was $448,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a period of 3.7 years.
There was no cash received from the exercise of stock options for the three month periods ended September 30, 2008 and 2007. SFAS No. 123 (revised 2004), “Share-Based Payment”, requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.
The fair values of the options granted during the three month periods ended September 30, 2008 and 2007 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	September 30,	September 30,
	2008	2007
Risk-free interest rate	3.3%	4.3%
Expected option life in years	6.5	6.5
Expected stock price volatility	54.2%	54.5%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$1.30	$2.34
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
Changes in outstanding stock options during the three months ended September 30, 2008 were as follows:

	Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value(a)
Outstanding as of June 30, 2008	1,822,841	$5.71	4.9
Granted	171,000	2.31
Exercised	—	—
Expired	(14,500)	7.57

Outstanding as of September 30, 2008	1,979,341	$5.40	5.3	$78,720

Exercisable and vested at September 30, 2008	1,662,138	$5.77	4.7	$—

Available for grant at September 30, 2008	476,283

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2008 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

5. Focus Surgery, Inc.
On March 3, 2008, the Company, USHIFU, LLC (“USHIFU”), FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. (“Focus”) entered into a Stock Purchase Agreement (the “Focus Agreement”). Pursuant to the Focus Agreement, the Company agreed to sell to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company was also to receive at the closing of the transactions contemplated by the Focus Agreement (the “Closing”) fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus with the remaining fifty percent (50%) of such amount due eighteen (18) months from the Closing. The balance of the debt owed to the Company by Focus at March 31, 2008 was approximately $1,335,000.
Consummation of the transactions contemplated by the Focus Agreement was subject to fulfillment of customary conditions as well as (i) USHIFU obtaining no less than $10,000,000 of new financing through the issuance of equity in USHIFU or an affiliate thereof; (ii) repayment of fifty percent (50%) of the debt due to the Company and to Takai Hospital Supply Co.; (iii) dismissal of the pending arbitration between USHIFU and Focus; (iv) the execution of amendments to certain distributorship, license and manufacturing arrangements between Focus and the Company; and (v) the execution of employment and joint venture agreements between the President of Focus and Focus.
The Company’s investments in Focus for both equity and debt were totally written down in 2001 as a result of both the debt and equity being deemed impaired. Under the impairment treatment, the equity and debt have been carried on our balance sheet at a zero value since 2001.
On July 1, 2008, the Company received $1,516,866 from USHIFU pursuant to the Focus Agreement. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and 50% of the outstanding principal and accrued interest on loans previously made by the Company to Focus. The balance of such loans is now represented by a promissory note payable by USHIFU and Focus and is secured by certain of USHIFU’s and Focus’ assets. The Company recorded a non-recurring pretax gain of $1,516,866 in other income during the three months ended September 30, 2008.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
6. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), an interpretation of SFAS 109, “Accounting for Income Taxes”, effective July 1, 2007. In response to the issuance of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review at July 1, 2007, the Company adjusted its estimate of its uncertain tax positions by recognizing an additional liability of approximately $235,000 (including interest of $32,000) through a charge to accumulated deficit. An additional $6,000 of interest expense was accrued during the fiscal quarter ended September 30, 2008. The liability at September 30, 2008 and June 30, 2008 totaled $257,000 and $251,000, respectively and is included in accrued expenses and other liabilities. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2009. The statute of limitations for the tax return that contains the uncertain tax position expires in fiscal 2009.
The Company generally recognizes interest and penalties related to uncertain tax positions through the income tax provision. As of September 30, 2008, the Company had accrued approximately $55,000 for the payment of tax-related interest.
There are no federal, state or foreign audits in process as of September 30, 2008. Open tax years related to federal filings are for the three years ended June 30, 2007. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Labcaire Systems Ltd. (“Labcaire”), Misonix, Ltd. and UKHIFU Limited (“UKHIFU”) file tax returns in England. The England Inland Revenue Service has not examined these tax returns.
In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. The Company excludes these taxes from revenue.
7. Inventories
Inventories are summarized as follows:

	September 30,	June 30,
	2008	2008
Raw materials	$6,246,068	$6,234,467
Work-in-process	3,403,779	3,375,878
Finished goods	4,559,617	4,983,593

	14,209,464	14,593,938
Less valuation reserve	1,890,452	1,942,374

	$12,319,012	$12,651,564

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
8. Accrued Expenses and Other Current Liabilities
The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2008	2008
Customer deposits and deferred contracts	$1,301,941	$1,765,827
Accrued payroll and vacation	963,583	945,933
Accrued VAT and sales tax	202,573	359,172
Accrued commissions and bonuses	489,036	675,069
Accrued professional fees	173,172	43,352
Litigation	324,000	324,000
Other	493,669	646,762

	$3,947,974	$4,760,115

9. Revolving Credit Facilities
On December 29, 2006, the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) and Hearing Innovations, Inc. (collectively referred to as the “Borrowers”) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2008 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.
The Credit Agreements contain financial covenants requiring that the Borrowers on a consolidated basis (a) not have a net loss of more than (i) $315,000 for the fiscal quarter ended September 30, 2008 and (ii) $185,000 for the fiscal quarter ending December 31, 2008, (b) have net income not less than (i) $100,000 for the fiscal quarter ending March 31, 2009 and (ii) $130,000 for the fiscal quarter ending June 30, 2009, and (c) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At September 30, 2008, the Borrowers were in compliance with these financial covenants.
The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2% per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At September 30, 2008, the balance outstanding under the Credit Agreement is $2,175,000. An additional $865,000 was available to be borrowed at September 30, 2008.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
On September 29, 2008, Labcaire entered into a debt purchase agreement (the “RBS Agreement”) with The Royal Bank of Scotland (“RBS”). The RBS Agreement replaced the debt purchase agreement with Lloyds TSB Commercial Finance which expired September 28, 2008. The amount of this facility bears interest at the RBS base rate plus 2.0%. The RBS Agreement expires September 30, 2010. The available amount under the RBS Agreement is the lesser of $3,000,000 or the amount calculated under the borrowing base provided for by the RBS Agreement. The RBS Agreement covers all United Kingdom and European sales. At September 30, 2008, the balance outstanding under this credit facility was $1,603,000 and Labcaire was not in violation of the financial covenants contained in the RBS Agreement.
10. Commitments and Contingencies
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
11. Business Segments
The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the AutoSonix™ ultrasonic cutting and coagulatory system, the Sonablate 500® (used to treat prostate cancer), refurbishing of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery), soft tissue aspirator (used primarily for the cosmetic surgery market) and the wound debrider. Laboratory and scientific products include the Sonicator Ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire ISIS and Guardian endoscope disinfectant systems. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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
For the three months ended September 30, 2008:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$5,451,826	$5,854,647	$—	$11,306,473
Cost of goods sold	3,022,908	3,858,135	—	6,881,043

Gross profit	2,428,918	1,996,512	—	4,425,430
Selling expenses	1,247,791	589,466	—	1,837,257
Research and development expenses	482,932	293,542	—	776,474
General and administrative expenses	—	—	2,652,805	2,652,805

Total operating expenses	1,730,723	883,008	2,652,805	5,266,536

Income (loss) from operations	$698,195	$1,113,504	$(2,652,805)	$(841,106)

For the three months ended September 30, 2007:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$5,298,117	$5,234,120	$—	$10,532,237
Cost of goods sold	2,707,026	3,159,417	—	5,866,443

Gross profit	2,591,091	2,074,703	—	4,665,794
Selling expenses	1,080,171	608,339	—	1,688,510
Research and development expenses	468,845	241,392	—	710,237
General and administrative expenses	—	—	2,505,760	2,505,760

Total operating expenses	1,549,016	849,731	2,505,760	4,904,507

Income (loss) from operations	$1,042,075	$1,224,972	$(2,505,760)	$(238,713)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:
For the three months ended September 30:

	2008	2007
United States	$5,786,706	$5,643,733
United Kingdom	3,930,510	3,448,066
Europe	526,415	391,600
Asia	386,932	682,610
Canada and Mexico	212,125	108,143
Middle East	116,402	27,921
Other	347,383	230,164

	$11,306,473	$10,532,237

12. Recent Accounting Pronouncements
Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have an impact on our consolidated results of operations, financial position and cash flows.
Effective July 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The adoption of SFAS 159 did not have an impact on our consolidated operations, financial position and cash flows.
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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. FSP FAS 142-3 applies to all intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated results of operations, financial position and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three months ended September 30, 2008 and 2007.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $774,236 to $11,306,473 for the three months ended September 30, 2008 from $10,532,237 for the three months ended September 30, 2007. This difference in net sales is due to an increase in sales of medical device products of $153,709 to $5,451,826 for the three months ended September 30, 2008 from $5,298,117 for the three months ended September 30, 2007. This difference in net sales is also due to an increase in laboratory and scientific products sales of $620,527 to $5,854,647 for the three months ended September 2008 from $5,234,120 for the three months ended September 30, 2007. The increase in sales of medical device products is due to an increase in sales of therapeutic medical device products of $173,000 which was partially offset by a decrease of $19,000 in sales of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily attributable to the increase in AutoSonix™ sales to United States Surgical, a unit of Covidien Ltd., which was partially offset by decreased sales of other therapeutic medical device products. The decrease in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The increase in sales of laboratory and scientific products was primarily due to a $747,000 increase in Labcaire Systems Ltd. (“Labcaire”) products sales and an increase in ultrasonic laboratory product sales of $84,000 which was partially offset by a decrease of $211,000 in ductless fume enclosure product sales. The increase in Labcaire sales of $747,000 is due to shipments of its new ISIS endoscope cleaning system and increased service revenue. The strengthening of the U.S. Dollar against the English Pound during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 had the impact of reducing Labcaire sales reported in U.S. Dollars by approximately $265,000.
Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU Limited (“UKHIFU”) sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.90 and 2.02 for the three months ended September 30, 2008 and 2007, respectively. A strengthening of the English Pound, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Gross profit: Gross profit decreased to 39.1% for the three months ended September 30, 2008 from 44.3% for the three months ended September 30, 2007. Gross profit for medical device products decreased to 44.6% for the three months ended September 30, 2008 from 48.9% for the three months ended September 30, 2007. Gross profit for laboratory and scientific products decreased to 34.1% for the three months ended September 30, 2008 from 39.6% for the three months ended September 30, 2007. Gross profit for medical device products was unfavorably impacted in the three months ended September 30, 2008 due to an increase in AutoSonix sales as a percentage of total medical device product sales. The AutoSonix products have lower gross profits than the Company’s other medical device products. The decrease in gross profit in the September 2008 quarter for laboratory and scientific products is due to lower margins at Labcaire due to higher costs related to ISIS units.
Selling expenses: Selling expenses increased $148,747 to $1,837,257 for the three months ended September 30, 2008 from $1,688,510 for the three months ended September 30, 2007. Laboratory and scientific products selling expenses decreased $18,873. Selling expenses for medical device products increased $167,620 primarily due to increased salary expenses attributable to additional staff. Selling expenses for laboratory products decreased principally at Labcaire.

General and administrative expenses: General and administrative expenses increased $147,045 from $2,505,760 in the three months ended September 30, 2007 to $2,652,805 in the three months ended September 30, 2008. General and administrative expenses increased for the three months ended September 30, 2008, principally due to higher Labcaire expenses of $121,463, which were partially the result of hiring a new managing director and bank fees of $24,000 related to the expiration of debt purchase agreement with Lloyds TSB Commercial Finance (“Lloyds”) and entering a new agreement with The Royal Bank of Scotland (“RBS”).
Research and development expenses: Research and development expenses increased $66,237 from $710,237 for the three months ended September 30, 2007 to $776,474 for the three months ended September 30, 2008. Laboratory and scientific products research and development expenses increased approximately $52,200 due to increased product support related to the Ultrasonic and Labcaire products. Research and development expense for medical device products increased $14,000, primarily due to increased expenses related to diagnostic medical device products.
Other income (expense): Other income for the three months ended September 30, 2008 was $1,472,351 as compared to a loss of $21,161 for the three months ended September 30, 2007. The increase of $1,493,512 was due to the receipt of $1,516,866 from USHIFU, LLC (“USHIFU”) pursuant to the Focus Surgery, Inc. (“Focus”) transaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty (50%) percent of the outstanding principal and accrued interest of loans previously made by the Company to Focus. The gain from the Focus transaction was partially offset by $85,000 of exchange losses related to the weakening of the English Pound against the U.S. Dollar.
Income taxes: The effective tax rate was 16% for the three months ended September 30, 2007, as compared to an effective tax rate of 48% for the three months ended September 30, 2008. The September 2008 effective income tax rate differs from the statutory rate due to the impact of permanent differences between accounting and taxable income for non cash compensation and entertainment expenses and the impact of lower effective income rates applied to losses incurred in foreign tax jurisdictions.
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
Actual results may differ from these estimates. There have been no material changes in the Company’s critical accounting policies and estimates from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.
Recent Accounting Pronouncements
Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have an impact on our consolidated results of operations, financial position and cash flows.

Effective July 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The adoption of SFAS 159 did not have an impact on our consolidated results of operations, financial position and cash flows.
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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. FSP FAS 142-3 applies to all intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated results of operations, financial position and cash flows.
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
Liquidity and Capital Resources
Working capital at September 30, 2008 and June 30, 2008 was $9,643,000 and $8,841,000, respectively. For the three months ended September 30, 2008, cash used in operations totaled $678,328. Cash used in operations was primarily due to a reduction in customers deposits and VAT payable at Labcaire. For the three months ended September 30, 2008, cash provided by investing activities totaled $1,427,483. The major source of cash from investing activities was due to the receipt of $1,516,866 from USHIFU pursuant to the Focus transaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus. The cash received from the Focus transaction was partially offset by the purchase of property, plant and equipment during the regular course of business. For the three months ended September 30, 2008, cash used in financing activities was $749,373, primarily consisting of principal payments on capital lease obligations and short-term borrowings of $7,679,024, partially offset by proceeds from short term borrowings of $6,929,651.

Revolving Credit Facilities
On December 29, 2006, the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) and Hearing Innovations, Inc. (collectively referred to as the “Borrowers”) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2008 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) as follows: (i) during year one of the Credit Agreements, 3%; (ii) during year two of the Credit Agreements, 2%; and (iii) during year three of the Credit Agreements, 1%.
The Credit Agreements contain financial covenants requiring that the Borrowers on a consolidated basis (a) not have a net loss of more than (i) $315,000 for the fiscal quarter ended September 30, 2008, and (ii) $185,000 for the fiscal quarter ending December 31, 2008, (b) have net income not less than (i) $100,000 for the fiscal quarter ending March 31, 2009 and (ii) $130,000 for the fiscal quarter ending June 30, 2009, and (c) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At September 30, 2008, the Borrowers were in compliance with these financial covenants.
The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2% per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At September 30, 2008, the balance outstanding under the Credit Agreement is $2,175,000. An additional $865,000 was available to be borrowed at September 30, 2008.
On September 29, 2008, Labcaire entered into a debt purchase agreement with RBS (the “RBS Agreement”). The RBS Agreement replaced the debt purchase agreement with Lloyds which expired September 28, 2008. The amount of this facility bears interest at the RBS’ base rate plus 2.0%. The RBS Agreement expires September 30, 2010. The available amount under the RBS Agreement is the lesser of $3,000,000 or the amount calculated under the borrowing base provided for by the RBS Agreement. The agreement covers all United Kingdom and European sales. At September 30, 2008, the balance outstanding under this credit facility was $1,603,000 and Labcaire was not in violation of the financial covenants contained in the RBS Agreement.
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
Foreign Exchange Rates:
Approximately 38.3% of the Company’s revenues in the three month period ended September 30, 2008 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.90 and 2.02 for the three months ended September 30, 2008 and 2007, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. Misonix, Ltd. invoices certain customers in Euros and as a result there is an exchange rate exposure between the English Pound and the Euro. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.
Interest Rate Risk:
The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, the term of its debt obligations and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.
Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1A. Risk Factors.
Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2008. There have been no material changes from the risk factors disclosed in that Form 10-K.
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
Date: November 14, 2008

MISONIX, INC.
(Registrant)
By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer