Form 10-Q
period 2008-12-31
MISONIX INC
filed 2009-02-13
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at
Class of Common Stock	February 13, 2009
Common Stock, $.01 par value	7,001,369

MISONIX, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
		(Derived from
		audited financial
	(Unaudited)	statements)
Assets
Current assets:
Cash	$1,510,973	$1,873,863
Accounts receivable, less allowance for doubtful accounts of $368,212 and $376,998, respectively	7,586,072	7,986,802
Inventories, net	10,068,516	12,651,564
Deferred income taxes	1,040,473	1,562,279
Prepaid expenses and other current assets	500,482	904,737

Total current assets	20,706,516	24,979,245

Property, plant and equipment, net	3,244,885	4,398,867
Deferred income taxes	868,657	1,280,217
Goodwill	5,709,013	5,784,542
Other assets	847,510	807,203

Total assets	$31,376,581	$37,250,074

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$3,573,368	$4,470,389
Notes payable	11,278	246,888
Accounts payable	3,352,167	5,497,541
Accrued expenses and other current liabilities	3,185,510	4,760,115
Foreign income taxes payable	506,765	696,791
Current portion of deferred gain from sale and leaseback of building	122,698	159,195
Current maturities of capital lease obligations	226,574	307,325

Total current liabilities	10,978,360	16,138,244

Capital lease obligations	82,456	225,909
Deferred lease liability	311,502	348,502
Deferred income taxes	246,892	250,514
Deferred gain from sale and leaseback of building	859,324	1,273,772
Deferred income	346,596	371,452

Total liabilities	12,825,130	18,608,393

Commitments and contingencies

Minority interest	238,020	199,237
Stockholders’ equity:
Common stock, $.01 par value—shares authorized 20,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid—in capital	25,140,914	25,052,539
Accumulated deficit	(6,116,666)	(6,630,170)
Accumulated other comprehensive (loss) income	(369,185)	361,707
Treasury stock, 77,800 shares	(412,424)	(412,424)

Total stockholders’ equity	18,313,431	18,442,444

Total liabilities and stockholders’ equity	$31,376,581	$37,250,074

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the six months ended
	December 31,
	2008	2007

Net sales	$23,496,412	$22,132,290

Cost of goods sold	14,128,232	12,301,921

Gross profit	9,368,180	9,830,369

Operating expenses:
Selling expenses	3,454,744	3,587,185
General and administrative expenses	4,850,664	5,126,076
Research and development expenses	1,477,982	1,645,552
Litigation expenses	100,000	—

Total operating expenses	9,883,390	10,358,813

Loss from operations	(515,210)	(528,444)

Other income (expense):
Interest income	16,384	24,586
Interest expense	(186,440)	(251,180)
Royalty income and license fees	315,963	332,718
Royalty expense	(99,245)	(163,468)
Recovery of Focus Surgery, Inc. investment	1,516,866	—
Other	(57,962)	122,124

Total other income	1,505,566	64,780

Income (loss) before minority interest and income taxes	990,356	(463,664)

Minority interest in net income of consolidated subsidiaries	36,328	23,311

Income (loss) before income taxes	954,028	(486,975)
Income tax provision (benefit)	440,524	(143,531)

Net income (loss)	$513,504	$(343,444)

Net income (loss) per share — Basic	$0.07	$(0.05)

Net income (loss) per share — Diluted	$0.07	$(0.05)

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,022,226	7,001,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	December 31,
	2008	2007

Net sales	$12,189,939	$11,600,053

Cost of goods sold	7,247,189	6,435,478

Gross profit	4,942,750	5,164,575

Operating expenses:
Selling expenses	1,617,487	1,898,675
General and administrative expenses	2,197,859	2,620,316
Research and development expenses	701,508	935,315
Litigation expenses	100,000	—

Total operating expenses	4,616,854	5,454,306

Income (loss) from operations	325,896	(289,731)

Other income (expense):
Interest income	4,745	6,854
Interest expense	(91,740)	(118,871)
Royalty income and license fees	139,736	146,640
Royalty expense	(50,667)	(77,498)
Other	31,141	128,816

Total other income	33,215	85,941

Income (loss) before minority interest and income taxes	359,111	(203,790)

Minority interest in net income of consolidated subsidiaries	19,601	13,867

Income (loss) before income taxes	339,510	(217,657)
Income tax provision (benefit)	146,008	(100,477)

Net income (loss)	$193,502	$(117,180)

Net income (loss) per share — Basic	$0.03	$(0.02)

Net income (loss) per share — Diluted	$0.03	$(0.02)

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,012,498	7,001,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six months ended December 31, 2008

							Accumulated
	Common Stock		Treasury Stock				other	Total
	Number of		Number of		Additional	Accumulated	comprehensive	stockholders’
	shares	Amount	shares	Amount	paid-in capital	deficit	income (loss)	equity
Balance, June 30, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,052,539	$(6,630,170)	$361,707	$18,442,444
Net income	—	—	—	—	—	513,504	—	513,504
Foreign currency translation adjustment	—	—	—	—	—	—	(730,892)	(730,892)

Comprehensive income	—	—	—	—	—	—	—	(217,388)
Stock-based compensation	—	—	—	—	88,375	—	—	88,375

Balance, December 31, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,140,914	$(6,116,666)	$(369,185)	$18,313,431

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,
	2008	2007
Operating activities
Net income (loss)	$513,504	$(343,444)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash items	829,809	757,224
Bad debt expense	137,820	168,798
Deferred income tax expense (benefit)	543,031	(164,327)
Loss on disposal of property, plant and equipment	35,237	52,408
Minority interest in net income of subsidiaries	36,328	23,311

Stock-based compensation	88,375	98,237
Deferred income (loss)	(24,856)	(91,026)
Deferred leasehold costs	(106,276)	(98,232)
Recovery of Focus Surgery, Inc. investment	(1,516,866)	—
Changes in operating assets and liabilities:
Accounts receivable	(801,347)	(122,351)
Inventories	876,425	(134,300)
Income taxes	(22,980)	4,882
Prepaid expenses and other current assets	326,683	1,146,687
Accounts payable and accrued expenses	(1,871,183)	(615,422)
Foreign income taxes payable	90,846	—
Other assets	(132,822)	(17,872)

Net cash (used in) provided by operating activities	(998,272)	664,573

Investing activities
Acquisition of property, plant and equipment	(163,834)	(303,057)
Recovery of Focus Surgery, Inc. investment	1,516,866	—
Investment in UKHIFU Limited	(21,705)	(25,414)
Acquisition of minority interest	—	(559,768)

Net cash provided by (used in) investing activities	1,331,327	(888,239)

Financing activities
Proceeds from short-term borrowings	14,211,396	9,517,899
Payments of short-term borrowings	(14,836,575)	(10,887,510)
Principal payments on capital lease obligations	(145,621)	(210,174)

Net cash used in financing activities	(770,800)	(1,579,785)

Effect of exchange rate changes on cash	74,855	10,483

Net decrease in cash	(362,890)	(1,792,968)
Cash at beginning of period	1,873,863	2,900,358

Cash at end of period	$1,510,973	$(1,107,390)

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$186,797	$259,510

Income taxes	$63,763	$11,539

Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$35,576	$330,503

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009, or any interim period.
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
The number of weighted average common shares used in the calculation of basic earnings per share and diluted earnings per share were as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2008	2007	2008	2007
Basic shares	7,001,369	7,001,369	7,001,369	7,001,369
Dilutive effect of stock options	20,857	—	11,129	—

Diluted shares	7,022,226	7,001,369	7,012,498	7,001,369

Excluded from the calculation of diluted EPS are options to purchase 1,632,841 and 1,828,841 shares of common stock for the six months and three months ended December 31, 2008, respectively, as their inclusion would be anti-dilutive.
Diluted EPS for the six months and three months ended December 31, 2007 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, we excluded from the calculation of diluted EPS all outstanding options for the six months and three months ended December 31, 2007.
3. Comprehensive Income (Loss)
Total comprehensive income (loss) was ($217,388) and $346,726 for the six months and three months ended December 31, 2008 and ($369,535) and ($210,103) for the six and three months ended December 31, 2007, respectively. The components of comprehensive loss are net income (loss) and foreign currency translation adjustments.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
4. Stock-Based Compensation
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of three to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended December 31, 2008 and 2007, the Company granted options to purchase 132,150 and 19,000 shares of the Company’s common stock, respectively, and during the six months ended December 31, 2008 and 2007 the Company granted options to purchase 303,150 and 61,850 shares of the Company’s common stock, respectively.
Stock-based compensation expense for the six months periods ended December 31, 2008 and 2007 was approximately $88,000 and $98,000, respectively. Stock-based compensation expense for the three month period ended December 31, 2008 and 2007 was $28,000 and $53,000, respectively. Compensation expense is recognized in the administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of December 31, 2008, there was $542,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.8 years.
There was no cash received from the exercise of stock options for the six and three month periods ended December 31, 2008 and 2007. SFAS No. 123 (revised 2004), “Share-Based Payment”, requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.
The fair values of the options granted during the three month periods ended December 31, 2008 and 2007 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2008	2007	2008	2007
Risk-free interest rate	3.1%	4.3%	2.8%	4.3%
Expected option life in years	6.5	6.5	6.5	6.5
Expected stock price volatility	54.5%	54.7%	54.9%	54.9%
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted	$1.14	$2.51	$0.93	$2.90
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
Changes in outstanding stock options during the six months ended December 31, 2008 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value(a)
Outstanding as of June 30, 2008	1,822,841	$5.71	4.9
Granted	303,150	2.02
Forfeited	(500)	4.04
Expired	(264,500)	5.20

Outstanding as of December 31, 2008	1,860,991	$5.18	5.6	$—

Exercisable and vested at December 31, 2008	1,431,738	$5.87	4.5	$—

Available for grant at December 31, 2008	445,783

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2008 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

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
On July 1, 2008, the Company received $1,516,866 from USHIFU pursuant to the Focus Agreement. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and 50% of the outstanding principal and accrued interest on loans previously made by the Company to Focus. The balance of such loans is now represented by a promissory note payable by USHIFU and Focus and is secured by certain of USHIFU’s and Focus’ assets. The Company recorded a non-recurring pretax gain of $1,516,866 in other income during the six months ended December 31, 2008.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
6. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”, effective July 1, 2007. In response to the issuance of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review at July 1, 2007, the Company adjusted its estimate of its uncertain tax positions by recognizing an additional liability of approximately $235,000 (including interest of $32,000) through a charge to accumulated deficit. An additional $12,000 of interest expense was accrued during the six months ended December 31, 2008. The liability at December 31, 2008 and June 30, 2008 totaled $261,000 and $251,000, respectively, and is included in accrued expenses and other liabilities. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2009. The statute of limitations for the tax return that contains the uncertain tax position expires in fiscal 2009.
The Company generally recognizes interest and penalties related to uncertain tax positions through the income tax provision. As of December 31, 2008, the Company had accrued approximately $63,000 for the payment of tax-related interest.
There are no federal, state or foreign audits in process as of December 31, 2008. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Labcaire Systems Ltd. (“Labcaire”), Misonix, Ltd. and UKHIFU Limited (“UKHIFU”) file tax returns in England. The England Inland Revenue Service has not examined these tax returns.
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
7. Inventories
Inventories are summarized as follows:

	December 31,	June 30,
	2008	2008
Raw materials	$6,832,308	$6,234,467
Work—in—process	2,257,094	3,375,878
Finished goods	2,939,611	4,983,593

	12,029,013	14,593,938
Less valuation reserve	1,960,497	1,942,374

	$10,068,516	$12,651,564

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
8. Accrued Expenses and Other Current Liabilities
The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2008	2008
Customer deposits and deferred contracts	$941,144	$1,765,827
Accrued payroll and vacation	960,739	945,933
Accrued VAT and sales tax	233,799	359,172
Accrued commissions and bonuses	356,033	675,069
Accrued professional fees	96,540	43,352
Litigation	424,000	324,000
Other	173,255	646,762

	$3,185,510	$4,760,115

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
The Credit Agreements contain financial covenants requiring that the Borrowers on a consolidated basis (a) not have a net loss of more than $185,000 for the fiscal quarter ended December 31, 2008, (b) have net income of not less than (i) $100,000 for the fiscal quarter ended March 31, 2009 and (ii) $130,000 for the fiscal quarter ending June 30, 2009, and (c) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At December 31, 2008, the Borrowers were in compliance with these financial covenants.
The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2% per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At December 31, 2008, the balance outstanding under the Credit Agreement is $2,150,777. An additional $1,609,227 was available to be borrowed at December 31, 2008.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
On September 29, 2008, Labcaire entered into a debt purchase agreement (the “RBS Agreement”) with The Royal Bank of Scotland (“RBS”). The RBS Agreement replaced the debt purchase agreement with Lloyds TSB Commercial Finance which expired September 28, 2008. The amount of this facility bears interest at the RBS base rate plus 2.0%. The RBS Agreement expires September 30, 2010. The available amount under the RBS Agreement is the lesser of $3,000,000 or the amount calculated under the borrowing base provided for by the RBS Agreement. The RBS Agreement covers all United Kingdom and European sales. At December 31, 2008, the balance outstanding under this credit facility was $1,422,591 and Labcaire was not in violation of the financial covenants contained in the RBS Agreement.
10. Commitments and Contingencies
A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora and in favor of Technics LLC (“Technics”) in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. In fiscal 2008, the judgment was decreased to $324,000 and the $95,000 reduction is included in other income. The case involved royalties claimed on recoating of transesophogeal probes, which is a process performed by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. On December 2, 2008 the Colorado Supreme Court affirmed the judgment of the Colorado Court of Appeals in favor of Technics. On January 21, 2009, the case was returned to the County of Boulder for entry of judgment in favor of Technics in the amount of $324,000 together with costs along with prejudgment and post judgment interest. The Company has accrued the entire judgment of $324,000 plus $100,000 of pre-judgment and post-judgment interest.
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
11. Business Segments
The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the AutoSonix™ ultrasonic cutting and coagulatory system, the Sonablate 500® (used to treat prostate cancer), refurbishing of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery), soft tissue aspirator (used primarily for the cosmetic surgery market) and the wound debrider. Laboratory and scientific products include the Sonicator Ultrasonic liquid processor, Aura ductless fume enclosure, and Labcaire ISIS and Guardian endoscope disinfectant systems. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
For the six months ended December 31, 2008:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$12,399,442	$11,096,970	$—	$23,496,412
Cost of goods sold	6,751,782	7,376,450	—	14,128,232

Gross profit	5,647,660	3,720,520	—	9,368,180
Selling expenses	2,285,424	1,169,320	—	3,454,744
Research and development expenses	966,660	511,322	—	1,477,982
General and administrative expenses	—	—	4,850,664	4,850,664
Litigation expense	100,000	—	—	100,000

Total operating expenses	3,352,084	1,680,642	4,850,664	9,883,390

Income (loss) from operations	$2,295,576	$2,039,878	$(4,850,664)	$(515,210)

For the six months ended December, 2007:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$11,336,320	$10,795,970	$—	$22,132,290
Cost of goods sold	5,663,322	6,638,599	—	12,301,921

Gross profit	5,672,998	4,157,371	—	9,830,369
Selling expenses	2,295,628	1,291,557	—	3,587,185
Research and development expenses	1,119,065	526,487	—	1,645,552
General and administrative expenses	—	—	5,126,076	5,126,076

Total operating expenses	3,414,693	1,818,044	5,126,076	10,358,813

Income (loss) from operations	$2,258,305	$2,339,327	$(5,126,076)	$(528,444)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
For the three months ended December 31, 2008:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$6,947,616	$5,242,323	$—	$12,189,939
Cost of goods sold	3,728,874	3,518,315	—	7,247,189

Gross profit	3,218,742	1,724,008	—	4,942,750
Selling expenses	1,037,633	579,854	—	1,617,487
Research and development expenses	483,728	217,780	—	701,508
General and administrative expenses	—	—	2,197,859	2,197,859
Litigation expense	100,000	—	—	100,000

Total operating expenses	1,621,361	797,634	2,197,859	4,616,854

Income (loss) from operations	$1,597,381	$926,374	$(2,197,859)	$325,896

For the three months ended December 31, 2007:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$6,038,203	$5,561,850	$—	$11,600,053
Cost of goods sold	2,956,296	3,479,182	—	6,435,478

Gross profit	3,081,907	2,082,668	—	5,164,575
Selling expenses	1,215,457	683,218	—	1,898,675
Research and development expenses	650,220	285,095	—	935,315
General and administrative expenses	—	—	2,620,316	2,620,316

Total operating expenses	1,865,677	968,313	2,620,316	5,454,306

Income (loss) from operations	$1,216,230	$1,114,355	$(2,620,316)	$(289,731)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Six months ended December 31,		Three months ended December 31,
	2008	2007	2008	2007
United States	$12,387,241	$11,894,476	$6,600,534	$6,250,743
United Kingdom	7,229,607	7,037,648	3,299,097	3,589,682
Europe	1,906,228	1,190,475	1,379,813	798,875
Asia	796,626	1,143,351	409,694	460,741
Canada and Mexico	374,017	270,886	161,892	162,743
Middle East	190,657	136,911	74,255	108,990
Other	612,036	458,543	264,654	228,279

	$23,496,412	$22,132,290	$12,189,939	$11,600,053

12. Recent Accounting Pronouncements
Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations, financial position and cash flows.
Effective July 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The adoption of SFAS 159 did not have a material impact on our consolidated operations, financial position and cash flows.
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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. FSP FAS 142-3 applies to all intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated results of operations, financial position and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Six months ended December 31, 2008 and 2007.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $1,364,122 to $23,496,412 for the six months ended December 31, 2008 from $22,132,290 for the six months ended December 31, 2007. This difference in net sales is due to an increase in sales of medical device products of $1,063,122 to $12,399,442 for the six months ended December 31, 2008 from $11,336,320 for the six months ended December 31, 2007. This difference in net sales is also due to an increase in laboratory and scientific products sales of $301,000 to $11,096,970 for the six months ended December 31, 2008 from $10,795,970 for the six months ended December 31, 2007. The increase in sales of medical device products is due to an increase in sales of therapeutic medical device products of $1,072,374 which was partially offset by a decrease of $9,252 in sales of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily attributable to the increase in sales of the Company’s bone scalpel product, AutoSonix, and the SonicOne wound debridement system. The decrease in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The increase in sales of laboratory and scientific products was primarily due to a $561,000 increase in Labcaire Systems Ltd. (“Labcaire”) products sales, partially offset by a decrease in ultrasonic laboratory products sales of $26,000 and a decrease of $234,000 in ductless fume enclosure products sales. Labcaire sales increased $1,821,000 due to shipments of its new ISIS endoscope cleaning system, endoscope storage cabinet and increased service revenue, partially offset by the strengthening of the U.S. Dollar against the English Pound during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 which had the impact of reducing Labcaire sales reported in U.S. Dollars by approximately $1,260,000.
Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU Limited (“UKHIFU”) sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.74 and 2.03 for the six months ended December 31, 2008 and 2007, respectively. A strengthening of the English Pound, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Gross profit: Gross profit decreased to 39.9% for the six months ended December 31, 2008 from 44.4% for the six months ended December 31, 2007. Gross profit for medical device products decreased to 45.5% for the six months ended December 31, 2008 from 50.0% for the six months ended December 31, 2007. Gross profit for laboratory and scientific products decreased to 33.5% for the six months ended December 31, 2008 from 38.5% for the six months ended December 31, 2007. Gross profit for medical device products was unfavorably impacted in the six months ended December 31, 2008 predominately due to a fee per use sale of the SB500® product for prostate cancer in Europe, which carried a very small initial margin and an unfavorable mix of high and low margin product deliveries. As the product is used and we collect our proportionate share of the fee, the margins from that fee will be as a percentage of revenue very favorable. The decrease in gross profit in the December 2008 period for laboratory and scientific products is due to lower margins at Labcaire due to higher costs related to ISIS units.

Selling expenses: Selling expenses decreased $132,441 to $3,454,744 for the six months ended December 31, 2008 from $3,587,185 for the six months ended December 30, 2007. Laboratory and scientific products selling expenses decreased $122,237. Selling expenses for medical device products decreased $10,204, primarily due to a reduction in expenses attributable to our European sales efforts. Selling expenses for laboratory products decreased principally at Labcaire, primarily due to a reduction in exchange rate.
General and administrative expenses: General and administrative expenses decreased $275,412 from $5,126,076 in the six months ended December 31, 2007 to $4,850,664 in the six months ended December 31, 2008. General and administrative expenses decreased for the six months ended December 31, 2008, principally due to lower employment fees, corporate insurance and salaries.
Research and development expenses: Research and development expenses decreased $167,570 from $1,645,552 for the six months ended December 31, 2007 to $1,477,982 for the six months ended December 31, 2008. Laboratory and scientific products research and development expenses decreased approximately $15,000 due to decreased product support related to the Ultrasonic and Labcaire products. Research and development expense for medical device products decreased $152,000, primarily due to a reduced milestone payment to Focus Surgery, Inc. (“Focus”) related to our HIFU kidney/liver product development efforts.
Litigation expenses: Litigation expenses increased to $100,000 for the six months ended December 31, 2008, as compared to no litigation expenses for the six months ended December 31, 2007. The increased expense relates to interest expense on pending litigation at Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”).
Other income (expense): Other income for the six months ended December 31, 2008 was $1,505,566 as compared to $64,780 for the six months ended December 31, 2007. The increase of $1,440,786 was due to the receipt of $1,516,866 from USHIFU, LLC (“USHIFU”) pursuant to the Focus transaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty (50%) percent of the outstanding principal and accrued interest of loans previously made by the Company to Focus. The gain from the Focus transaction was partially offset by $131,000 of exchange losses related to the weakening of the English Pound against the U.S. Dollar.
Income taxes: The effective tax rate was 46.2% for the six months ended December 31, 2008, as compared to an effective tax rate of 29.5% for the six months ended December 31, 2007. The December 2008 effective income tax rate differs from the statutory rate due to the impact of permanent differences between accounting and taxable income for non cash compensation and entertainment expenses.
Three months ended December 31, 2008 and 2007
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $589,886 to $12,189,939 for the three months ended December 31, 2008 from $11,600,053 for the three months ended December 31, 2007. This difference in net sales is due to an increase in sales of medical device products of $909,413 to $6,947,616 for the three months ended December 31, 2008 from $6,038,203 for the three months ended December 31, 2007. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $319,527 to $5,242,323 for the three months ended December 31, 2008 from $5,561,850 for the three months ended December 31, 2007. The increase in sales of medical device products is due to an increase in sales of therapeutic medical device products of approximately $900,000 and an increase of $9,000 in sales of diagnostic medical device products. The increase in sales of therapeutic medical device products was primarily attributable to the increase in the Bone Scalpel and the SonicOne wound debridement system. The increase in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The decrease in sales of laboratory and scientific products was primarily due to an $186,000 decrease in Labcaire products sales, a decrease in ultrasonic laboratory products sales of $110,000 and a decrease of $24,000 in ductless fume enclosure products sales. Labcaire sales increased by $795,000 due to shipments of its new ISIS endoscope cleaning system, endoscope storage cabinet and increased service revenue, offset by the strengthening of the U.S. Dollar against the English Pound during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 which had the impact of reducing Labcaire sales reported in U.S. Dollars by approximately $981,000.

Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.74 and 2.04 for the three months ended December 31, 2008 and 2007, respectively. A strengthening of the English Pound, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Gross profit: Gross profit decreased to 40.5% for the three months ended December 31, 2008 from 44.5% for the three months ended December 31, 2007. Gross profit for medical device products decreased to 46.3% for the three months ended December 31, 2008 from 51.0% for the three months ended December 31, 2007. Gross profit for laboratory and scientific products decreased to 32.9% for the three months ended December 31, 2008 from 37.4% for the three months ended December 31, 2007. Gross profit for medical device products was unfavorably impacted in the three months ended December 31, 2008 due to a fee per use sale of the SB500 product for prostate cancer in Europe, which carried no initial margin and an unfavorable mix of high and low product margin deliveries. As the product is used and we collect our proportionate share of the fee, the margins for that fee will be as a percentage very favorable. The decrease in gross profit in the December 2008 quarter for laboratory and scientific products is due to lower margins at Labcaire due to higher costs related to ISIS units.
Selling expenses: Selling expenses decreased $281,188 to $1,617,487 for the three months ended December 31, 2008 from $1,898,675 for the three months ended December 31, 2007. Laboratory and scientific products selling expenses decreased $103,364. Selling expenses for medical device products decreased $177,824, primarily due to reduced expenses in European sales efforts. Selling expenses for laboratory products decreased principally at Labcaire due to lower exchange rates.
General and administrative expenses: General and administrative expenses decreased $422,457 from $2,620,316 in the three months ended December 31, 2007 to $2,197,859 in the three months ended December 31, 2008. General and administrative expenses decreased for the three months ended December 31, 2008, principally due to lower employment fees, corporate insurance and salaries.
Research and development expenses: Research and development expenses decreased $233,807 from $935,315 for the three months ended December 31, 2007 to $701,508 for the three months ended December 31, 2008. Laboratory and scientific products research and development expenses decreased approximately $67,315 due to lower exchange rates for Labcaire expenses. Research and development expense for medical device products decreased $166,492, primarily due to reduced milestone payments to Focus relating to our HIFU kidney/liver product development efforts.

Litigation expenses: Litigation expenses increased to $100,000 for the three months ended December 31, 2008, as compared to no litigation expenses for the three months ended December 31, 2007. The increased expense relates to interest expense on pending litigation at Sonora.
Other income (expense): Other income for the three months ended December 31, 2008 was $33,215 as compared to $85,941 for the three months ended December 31, 2007. The decrease of $52,726 was primarily due to $55,000 of exchange losses related to the weakening of the English Pound against the U.S. Dollar.
Income taxes: The effective tax rate was 46.2% for the three months ended December 31, 2007, as compared to an effective tax rate of 43.0% for the three months ended December 31, 2008. The December 2008 effective income tax rate differs from the statutory rate due to the impact of permanent differences between accounting and taxable income for non cash compensation and entertainment expenses.
Critical Accounting Policies
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
The Company evaluates its goodwill for impairment triggering events at each reporting period in accordance with FAS No. 142. The Company’s stock price has been trading below its book value and tangible book value for two consecutive quarters. The Company attributes this low stock price to both the overall market conditions and company specific factors, including low trading volume of the Company’s stock. As of December 31, 2008, the Company believes that based on operations to date and measures implemented, the amounts used in the discount cash flow model used in its June 30, 2008 annual impairment test are reasonable. Based on our evaluation, there was no impairment of goodwill in the second fiscal quarter ended December 31, 2008. Due to the recent economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of goodwill when the Company conducts its annual impairment test.
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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combination” (“SFAS 141R”). This Statement significantly changes the financial accounting and reporting of business combination transactions in the Company’s consolidated financial statements. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 141R on our consolidated results of operations, financial position and cash flows.
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
Liquidity and Capital Resources
Working capital at December 31, 2008 and June 30, 2008 was $9,828,156 and $8,841,000, respectively. For the six months ended December 31, 2008, cash used in operations totaled $998,272. Cash used in operations was primarily due to a reduction in customer deposits and VAT payable at Labcaire. For the six months ended December 31, 2008, cash provided by investing activities totaled $1,331,327. The major source of cash from investing activities was the receipt of $1,516,866 from USHIFU pursuant to the Focus transaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus. The cash received from the Focus transaction was partially offset by the purchase of property, plant and equipment during the regular course of business. For the six months ended December 31, 2008, cash used in financing activities was $770,800, primarily consisting of principal payments on capital lease obligations and short-term borrowings of $14,982,196, partially offset by proceeds from short-term borrowings of $14,211,396.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, other liquid assets, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, divestiture of current business lines as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.
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
The Credit Agreements contain financial covenants requiring that the Borrowers on a consolidated basis (a) not have a net loss of more than $185,000 for the fiscal quarter ending December 31, 2008, (b) have net income of not less than (i) $100,000 for the fiscal quarter ending March 31, 2009 and (ii) $130,000 for the fiscal quarter ended June 30, 2009, and (c) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At December 31, 2008, the Borrowers were in compliance with these financial covenants.
The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2% per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At December 31, 2008, the balance outstanding under the Credit Agreement is $2,150,777. An additional $1,609,227 was available to be borrowed at December 31, 2008.
On September 29, 2008, Labcaire entered into a debt purchase agreement with RBS (the “RBS Agreement”). The RBS Agreement replaced the debt purchase agreement with Lloyds TSB Commercial Finance which expired September 28, 2008. The amount of this facility bears interest at the RBS base rate plus 2.0%. The RBS Agreement expires December 31, 2010. The available amount under the RBS Agreement is the lesser of $3,000,000 or the amount calculated under the borrowing base provided for by the RBS Agreement. The agreement covers all United Kingdom and European sales. At December 31, 2008, the balance outstanding under this credit facility was $1,422,591 and Labcaire was not in violation of the financial covenants contained in the RBS Agreement.

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
Foreign Exchange Rates:
Approximately 37.1% of the Company’s revenues in the six month period ended December 31, 2008 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.74 and 2.03 for the six months ended December 31, 2008 and 2007, respectively, and 1.74 and 2.04 for the three months ended December 31, 2008 and 2007, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. Misonix, Ltd. invoices certain customers in Euros and as a result there is an exchange rate exposure between the English Pound and the Euro. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.
Interest Rate Risk:
The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, the term of its debt obligations and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.
Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4. Submissions of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Shareholders, held on December 11, 2008 (the “Annual Meeting”), Messrs. Howard Alliger, John W. Gildea, Michael A. McManus, Jr., Dr. Charles Miner III, T. Guy Minetti and Thomas F. O’Neill were elected as Directors for a one-year term. The votes were as follows: Mr. Alliger — votes for 6,169,381; votes withheld 165,529. Mr. Gildea — votes for 6,120,125; votes withheld 214,785. Mr. McManus — votes for 5,457,390; votes withheld 877,520. Dr. Miner — votes for 6,120,075; votes withheld — 214,835. Mr. Minetti — votes for 6,118,812; votes withheld 216,098. Mr. O’Neill — votes for 6,120,125; votes withheld — 214,785.
At the Annual Meeting, an amendment of the Company’s Certificate of Incorporation increasing the total number of authorized shares of common stock, par value $.01 per share, from ten (10) million shares to twenty (20) million shares (the “Amendment”) was approved. Shareholders cast (i) 5,105,685 shares in favor of the Amendment and (ii) 1,191,768 shares against the Amendment. Shareholders holding 37,457 shares abstained from voting on the Amendment.
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
Date: February 13, 2009

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