Form 10-Q
period 2009-03-31
MISONIX INC
filed 2009-05-12
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at
Class of Common Stock	May 11, 2009
Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Derived from
		audited financial
		statements)
Assets

Current assets:
Cash	$1,096,677	$1,873,863
Accounts receivable, less allowance for doubtful accounts of $473,314 and $376,998, respectively	6,245,861	7,986,802
Inventories, net	10,017,066	11,906,091
Deferred income taxes	1,125,846	1,562,279
Prepaid expenses and other current assets	1,157,893	904,737
Current assets held for sale	622,372	745,473

Total current assets	20,265,715	24,979,245

Property, plant and equipment, net	2,984,281	4,371,373
Deferred income taxes	819,269	1,280,217
Goodwill	5,713,034	5,784,542
Other assets	1,486,551	807,203
Assets held for sale	25,255	27,494

Total assets	$31,294,105	$37,250,074

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$2,816,852	$4,470,389
Notes payable	388,410	246,888
Accounts payable	3,344,840	5,497,541
Accrued expenses and other current liabilities	2,868,804	4,760,115
Foreign income taxes payable	546,775	696,791
Current portion of deferred gain from sale and leaseback of building	113,418	159,195
Current maturities of capital lease obligations	209,156	307,325

Total current liabilities	10,288,255	16,138,244

Capital lease obligations	32,353	225,909
Deferred lease liability	292,999	348,502
Deferred income taxes	687,526	250,514
Deferred gain from sale and leaseback of building	822,277	1,273,772
Deferred income	350,773	371,452

Total liabilities	12,474,183	18,608,393

Commitments and contingencies

Minority interest	236,107	199,237
Stockholders’ equity:
Common stock, $.01 par value—shares authorized 20,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	25,193,939	25,052,539
Accumulated deficit	(6,001,199)	(6,630,170)
Accumulated other comprehensive (loss) income	(267,293)	361,707
Treasury stock, 77,800 shares	(412,424)	(412,424)

Total stockholders’ equity	18,583,815	18,442,444

Total liabilities and stockholders’ equity	$31,294,105	$37,250,074

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the nine months ended
	March 31,
	2009	2008

Net sales	$29,325,347	$30,588,650

Cost of goods sold	17,474,066	17,009,968

Gross profit	11,851,281	13,578,682

Operating expenses:
Selling expenses	4,429,295	5,273,525
General and administrative expenses	6,949,336	7,596,223
Research and development expenses	1,896,370	2,175,713
Litigation expenses	102,000	—

Total operating expenses	13,377,001	15,045,461

Operating loss from continuing operations	(1,525,720)	(1,466,779)

Other income (expense):
Interest income	17,089	35,345
Interest expense	(248,768)	(353,070)
Royalty income and license fees	464,416	539,413
Royalty expense	(99,545)	(262,867)
Recovery of Focus Surgery, Inc. investment	1,516,866	—
Other	(68,951)	179,129

Total other income	1,581,107	137,950

Income (loss) from continuing operations before minority interest and income taxes	55,387	(1,328,829)

Minority interest in net income of consolidated subsidiaries	32,967	47,580

Income (loss) from continuing operations before income taxes	22,420	(1,376,409)
Income tax benefit	(234,679)	(381,004)

Net income (loss) from continuing operations	$257,099	$(995,405)

Net income from discontinued operations , net of tax	$371,872	$457,924

Net income (loss)	$628,971	$(537,481)

Net income (loss) per share from continuing operations — Basic	$0.04	$(0.14)

Net income per share from discontinued operations — Basic	$0.05	$0.07

Net income (loss) per share — Basic	$0.09	$(0.08)

Net income (loss) per share from continuing operations — Diluted	$0.04	$(0.14)

Net income per share from discontinued operations — Diluted	$0.05	$0.07

Net income (loss) per share — Diluted	$0.09	$(0.08)

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,016,299	7,001,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2009	2008

Net sales	$8,047,051	$10,700,621

Cost of goods sold	4,743,033	6,143,723

Gross profit	3,304,018	4,556,898

Operating expenses:
Selling expenses	1,203,821	1,883,948
General and administrative expenses	2,098,672	2,470,147
Research and development expenses	574,181	653,372
Litigation settlement expenses	2,000	—

Total operating expenses	3,878,674	5,007,467

Operating loss from continuing operations	(574,656)	(450,569)

Other income (expense):
Interest income	2,081	10,759
Interest expense	(63,703)	(101,890)
Royalty income and license fees	148,453	206,695
Royalty expense	(300)	(99,399)
Other	(10,989)	57,005

Total other income	75,542	73,170

Loss from continuing operations before minority interest and income taxes	(499,114)	(377,399)

Minority interest in net income (loss) of consolidated subsidiaries	(3,361)	24,269

Loss from continuing operations before income taxes	(495,753)	(401,668)
Income tax benefit	(473,838)	(97,266)

Net loss from continuing operations	$(21,915)	$(304,402)

Net income from discontinued operations, net of tax	$137,382	$110,365

Net income (loss)	$115,467	$(194,037)

Net loss per share from continuing operations — Basic	$0.00	$(0.04)

Net income per share from discontinued operations — Basic	$0.02	$0.02

Net income (loss) per share — Basic	$0.02	$(0.03)

Net loss per share from continuing operations — Diluted	$0.00	$(0.04)

Net income per share from discontinued operations — Diluted	$0.02	$0.02

Net income (loss) per share — Diluted	$0.02	$(0.03)

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,001,369	7,001,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Nine months ended March 31, 2009
							Accumulated
	Common Stock		Treasury Stock				other	Total
	Number of		Number of		Additional	Accumulated	comprehensive	stockholders’
	shares	Amount	shares	Amount	paid-in capital	deficit	income (loss)	equity
Balance, June 30, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,052,539	$(6,630,170)	$361,707	$18,442,444
Net income	—	—	—	—	—	628,971	—	628,971
Foreign currency translation adjustment	—	—	—	—	—	—	(629,000)	(629,000)

Comprehensive loss	—	—	—	—	—	—	—	(29)
Stock-based compensation	—	—	—	—	141,400	—	—	141,400

Balance, December 31, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,193,939	$(6,001,199)	$(267,293)	$18,583,815

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	March 31,
	2009	2008
Operating activities
Net income (loss) from continuing operations	$257,099	$(995,405)
Net income from discontinued operations	371,872	457,924

Net income (loss)	$628,971	$(537,481)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization and other non-cash items	1,078,193	1,051,349
Bad debt expense	255,243	(56,405)
Deferred income tax benefit	1,090,557	(246,753)
Loss on disposal of property, plant and equipment	33,249	63,159
Minority interest in net income of subsidiaries	32,968	47,580

Stock-based compensation	141,400	151,262
Deferred income (loss)	(20,679)	(96,269)
Deferred leasehold costs	(153,553)	(144,233)
Recovery of Focus Surgery, Inc. investment	(1,516,866)	—
Changes in operating assets and liabilities:
Accounts receivable	540,060	(624,458)
Inventories	106,648	286,985
Income taxes	(64,596)	21,584
Prepaid expenses and other current assets	(370,826)	615,601
Accounts payable and accrued expenses	(3,026,888)	40,369
Foreign income taxes payable	540,854	—
Other assets	(202,984)	(19,944)
Change in assets held for sale	125,340	(771,966)

Net cash used in operating activities	(782,909)	(219,620)

Investing activities
Acquisition of property, plant and equipment	(231,579)	(335,335)
Recovery of Focus Surgery, Inc. investment	1,516,866	—
Investment in UKHIFU Limited	(30,721)	(37,781)
Acquisition of minority interest	—	(839,653)

Net cash provided by (used in) investing activities	1,254,566	(1,212,769)

Financing activities
Proceeds from short-term borrowings	21,235,940	18,519,219
Payments of short-term borrowings	(22,349,876)	(18,032,773)
Principal payments on capital lease obligations	(209,640)	(348,398)

Net cash (used in) provided by financing activities	(1,323,576)	138,048

Effect of exchange rate changes on cash	74,733	1,512

Net decrease in cash	(777,186)	(1,292,829)
Cash at beginning of period	1,873,863	2,900,358

Cash at end of period	$1,096,677	$1,607,529

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$254,152	$363,311

Income taxes	$63,763	$19,607

Supplemental disclosure of noncash investing and financing activities:
Capital lease additions	$33,568	$391,900

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009, or any interim period.
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
On April 7, 2009 the Company sold the assets of its Ultrasonics laboratory products business to iSonix LLC, a wholly owned subsidiary of Sonics & Materials, Inc., for a cash payment of $3,500,000. The Ultrasonics laboratory products business manufactures and sells ultrasonic liquid processors (Sonicators), ultrasonic soldering instruments, ultrasonic cleansers and related accessories. As of March 31, 2009 and June 30, 2008, all assets are classified as held for sale and the results of operations are classified as discontinued operations.
The following amounts related to the Ultrasonics laboratory products business have been segregated from the Company’s continuing operations and are reported as held for sale in the consolidated balance sheet and in the results of operations classified as discontinued operations.

	March 31,	June 30,
	2009	2008
Inventory	$622,372	$745,473
Property, plant and equipment — net	25,255	27,494

Total assets held for sale	$647,627	$772,967

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$3,287,012	$3,346,666	$1,068,896	$1,102,405
Income from discontinued operations, before tax	695,544	633,366	259,689	145,620
Income tax expense	323,672	175,442	175,442	35,255
Income from discontinued operations, net of tax	$371,872	$457,924	$137,382	$110,365

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
The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2009	2008	2009	2008
Basic shares	7,001,369	7,001,369	7,001,369	7,001,369
Dilutive effect of stock options	14,930	—	—	—

Diluted shares	7,016,299	7,001,369	7,001,369	7,001,369

Excluded from the calculation of diluted EPS are options to purchase 1,810,283 shares of common stock for the nine months ended March 31, 2009, as their inclusion would be anti-dilutive.
Diluted EPS for the three ended March 31, 2009 and three and nine months ended March 31, 2008 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, we excluded from the calculation of diluted EPS all outstanding options for the three months ended March 31, 2009 and three and nine months ended March 31, 2008.
3. Comprehensive (Loss) Income
Total comprehensive loss was $29 and income of $217,359 for the nine months and three months ended March 31, 2009 and ($569,187) and ($199,652) for the nine and three months ended March 31, 2008, respectively. The components of comprehensive (loss) income are net income (loss) and foreign currency translation adjustments.
4. Stock-Based Compensation
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of three to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended March 31, 2009 and 2008, the Company granted no options to purchase of the Company’s common stock, respectively, and during the nine months ended March 31, 2009 and 2008 the Company granted options to purchase 303,150 and 61,850 shares of the Company’s common stock, respectively.
Stock-based compensation expense for the nine month periods ended March 31, 2009 and 2008 was approximately $141,000 and $151,000, respectively. Stock-based compensation expense for the three month periods ended March 31, 2009 and 2008 was $58,000 and $53,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of March 31, 2009, there was $483,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 2.5 years.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
There was no cash received from the exercise of stock options for the nine and three month periods ended March 31, 2009 and 2008. Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment”, requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.
The fair values of the options granted during the periods ended March 31, 2009 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	For the nine months ended
	March 31,
	2009	2008
Risk-free interest rate	3.1%	4.3%
Expected option life in years	6.5	6.5
Expected stock price volatility	54.5%	54.7%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$1.14	$2.51
The expected life was based on historical exercises and terminations. The expected volatility for the periods with the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.
Changes in outstanding stock options during the nine months ended March 31, 2009 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value(a)
Outstanding as of June 30, 2008	1,822,841	5.71	4.9
Granted	303,150	2.02
Forfeited	500	4.04
Expired	300,278	4.99
Outstanding as of March 31, 2009	1,825,213	5.22	5.6	$2,894

Exercisable and vested at March 31, 2009	1,395,960	5.94	4.5	$—

Available for grant at March 31, 2009	299,356

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at March 31, 2009 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
5. Focus Surgery, Inc.
On March 3, 2008, the Company, USHIFU, LLC (“USHIFU”), FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. (“Focus”) entered into a Stock Purchase Agreement (the “Focus Agreement”). Pursuant to the Focus Agreement, the Company agreed to sell to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company was also to receive at the closing of the transactions contemplated by the Focus Agreement (the “Closing”) fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus with the remaining fifty percent (50%) of such amount due eighteen (18) months from the Closing. The balance of the debt owed to the Company by Focus at March 31, 2009 was approximately $650,000.
The Company’s investments in Focus for both equity and debt were totally written down in 2001 as a result of both the debt and equity being deemed impaired. Under the impairment treatment, the equity and debt have been carried on our balance sheet at a zero value since 2001.
On July 1, 2008, the Company received $1,516,866 from USHIFU pursuant to the Focus Agreement. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and 50% of the outstanding principal and accrued interest on loans previously made by the Company to Focus. The balance of such loans of approximately $679,000 plus accrued interest is now represented by a promissory note payable by USHIFU and Focus due January 1, 2010 and is secured by certain of USHIFU’s and Focus’ assets. The Company recorded a non-recurring pretax gain of $1,516,866 in other income during the nine months ended March 31, 2009.
6. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”, effective July 1, 2007. In response to the issuance of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review at July 1, 2007, the Company adjusted its estimate of its uncertain tax positions by recognizing an additional liability of approximately $235,000 (including interest of $32,000) through a charge to accumulated deficit. An additional $12,000 of interest expense accrued during the nine months ended March 31, 2009. As of March 31, 2009, the statute of limitations for the tax return that contains the uncertain tax position expired March 15, 2009, so as of March 31, 2009, the Company reversed the valuation allowance applicable to this uncertain tax position in the amount of $250,000.
There are no federal, state or foreign audits in process as of March 31, 2009. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Labcaire Systems Ltd. (“Labcaire”), Misonix, Ltd. and UKHIFU Limited (“UKHIFU”) file tax returns in England. The England Inland Revenue Service has not examined these tax returns.
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
7. Inventories
Inventories are summarized as follows:

	March 31,	June 30,
	2009	2008
Raw materials	$6,321,920	$5,917,331
Work-in-process	1,948,774	3,060,547
Finished goods	3,473,403	4,870,587

	11,744,097	13,848,465
Less valuation reserve	1,727,031	1,942,374

	$10,017,066	$11,906,091

8. Accrued Expenses and Other Current Liabilities
The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2009	2008
Customer deposits and deferred contracts	$929,552	$1,765,827
Accrued payroll and vacation	566,761	945,933
Accrued VAT and sales tax	303,945	359,172
Accrued commissions and bonuses	327,011	675,069
Accrued professional fees	114,244	43,352
Litigation	426,000	324,000
Other	201,291	646,762

	$2,868,804	$4,760,115

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) of 1%.
The Credit Agreements contain financial covenants requiring that the Borrowers on a consolidated basis (a) have net income of not less than (i) $100,000 for the fiscal quarter ended March 31, 2009 and (ii) $130,000 for the fiscal quarter ending June 30, 2009, and (b) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At March 31, 2009, the Borrowers were in compliance with these financial covenants.
The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At March 31, 2009, the balance outstanding under the Credit Agreement is $2,231,621. An additional $837,792 was available to be borrowed at March 31, 2009.
On September 29, 2008, Labcaire entered into a debt purchase agreement (the “RBS Agreement”) with The Royal Bank of Scotland (“RBS”). The RBS Agreement replaced the debt purchase agreement with Lloyds TSB Commercial Finance which expired September 28, 2008. The amount of this facility bears interest at the RBS base rate plus 2.0%. The RBS Agreement expires September 30, 2010. The available amount under the RBS Agreement is the lesser of $3,000,000 or the amount calculated under the borrowing base provided for by the RBS Agreement. The RBS Agreement covers all United Kingdom and European sales. At March 31, 2009, the balance outstanding under this credit facility was $565,835 and Labcaire was not in violation of the financial covenants contained in the RBS Agreement.
10. Commitments and Contingencies
A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora and in favor of Technics LLC in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. In fiscal 2008, the judgment was decreased to $324,000 and the $95,000 reduction was included in other income. The case involved royalties claimed on recoating of transesophogeal probes, which is a process performed by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. On December 2, 2008 the Colorado Supreme Court affirmed the judgment of the Colorado Court of Appeals in favor of Technics LLC. On January 21, 2009, the case was returned to the County of Boulder for entry of judgment in favor of Technics LLC in the amount of $324,000 together with costs along with prejudgment and post judgment interest. The Company has accrued the entire judgment of $324,000 plus $102,000 of pre-judgment and post-judgment interest.
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
11. Business Segments
The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the AutoSonix™ ultrasonic cutting and coagulatory system, the Sonablate 500® (used to treat prostate cancer), refurbishing of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery), soft tissue aspirator (used primarily for the cosmetic surgery market) and the wound debrider. Laboratory and scientific products include the Aura ductless fume enclosure and Labcaire ISIS and Guardian endoscope disinfectant systems. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
For the nine months ended March 31, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$17,241,229	$12,084,118	$—	$29,325,347
Cost of goods sold	9,386,652	8,087,414	—	17,474,066

Gross profit	7,854,577	3,996,704	—	11,851,281
Selling expenses	3,270,353	1,158,942	—	4,429,295
Research and development expenses	1,384,187	512,183	—	1,896,370
Litigation settlement expenses	102,000	—	—	102,000
General and administrative expenses	—	—	6,949,336	6,949,336

Total operating expenses	4,756,540	1,671,125	6,949,336	13,377,001

Operating income (loss) from continuing operations	$3,098,037	$2,325,579	$(6,949,336)	$(1,525,720)

Income net of tax from discontinued operations	$—	$371,872	$—	$371,872

For the nine months ended March 31, 2008:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$17,854,832	$12,733,818	$—	$30,588,650
Cost of goods sold	9,053,042	7,956,926	—	17,009,968

Gross profit	8,801,790	4,776,892	—	13,578,682
Selling expenses	3,566,860	1,706,665	—	5,273,525
Research and development expenses	1,569,483	606,230	—	2,175,713
Litigation settlement expenses	—	—	—	—
General and administrative expenses	—	—	7,596,223	7,596,223

Total operating expenses	5,136,343	2,312,895	7,596,223	15,045,461

Operating income (loss) from continuing operations	$3,665,447	$2,463,997	$(7,596,223)	$(1,466,779)

Income net of tax from discontinued operations	$—	$457,924	$—	$457,924

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
For the three months ended March 31, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$4,841,787	$3,205,264	$—	$8,047,051
Cost of goods sold	2,634,870	2,108,163	—	4,743,033

Gross profit	2,206,917	1,097,101	—	3,304,018
Selling expenses	984,929	218,892	—	1,203,821
Research and development expenses	417,527	156,654	—	574,181
Litigation settlement expenses	2,000	—	—	2,000
General and administrative expenses	—	—	2,098,672	2,098,672

Total operating expenses	1,404,456	375,546	2,098,672	3,878,674

Operating income (loss) from continuing operations	$802,461	$721,555	$(2,098,672)	$(574,656)

Income from discontinued operations	$—	$137,382	$—	$137,382

For the three months ended March 31, 2008:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$6,518,512	$4,182,109	$—	$10,700,621
Cost of goods sold	3,389,720	2,754,003	—	6,143,723

Gross profit	3,128,792	1,428,106	—	4,556,898
Selling expenses	1,271,232	612,716	—	1,883,948
Research and development expenses	450,418	202,954	—	653,372
Litigation settlement expenses	—	—	—	—
General and administrative expenses	—	—	2,470,147	2,470,147

Total operating expenses	1,721,650	815,670	2,470,147	5,007,467

Operating income (loss) from continuing operations	$1,407,142	$612,436	$(2,470,147)	$(450,569)

Income from discontinued operations	$—	$110,365	$—	$110,365

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Nine months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
United States	$15,416,781	$16,079,766	$4,477,485	$5,760,773
United Kingdom	9,508,760	10,544,091	2,365,581	3,574,689
Europe	2,382,306	1,618,057	593,864	605,007
Asia	783,591	1,012,182	277,344	157,146
Canada and Mexico	518,861	397,639	235,882	194,524
Middle East	173,209	176,014	38,439	80,317
Other	541,839	760,901	58,456	328,165

	$29,325,347	$30,588,650	$8,047,051	$10,700,621

12. Recent Accounting Pronouncements
Effective July 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations, financial position and cash flows.
Effective July 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The adoption of SFAS 159 did not have a material impact on our consolidated operations, financial position and cash flows.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141R”). This Statement significantly changes the financial accounting and reporting of business combination transactions in the Company’s consolidated financial statements. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 141R on our consolidated results of operations, financial position and cash flows.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 significantly changes the accounting for and reporting of noncontrolling (minority) interests in the Company’s consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 160 on our consolidated results of operations, financial position and cash flows.
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. FSP FAS 142-3 applies to all intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated results of operations, financial position and cash flows.
13. Subsequent Event
On April 7, 2009 the Company sold the assets of its Ultrasonics laboratory products business to iSonix LLC, a wholly owned subsidiary of Sonics & Materials, Inc., for a cash payment of $3,500,000. The Ultrasonics laboratory products business manufactures and sells ultrasonic liquid processors (Sonicators), ultrasonic soldering instruments, ultrasonic cleansers and related accessories.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Nine months ended March 31, 2009 and 2008.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products decreased $1,263,303 to $29,325,347 for the nine months ended March 31, 2009 from $30,588,650 for the nine months ended March 31, 2008. This difference in net sales is due to a decrease in sales of medical device products of $613,603 to $17,241,229 for the nine months ended March 31, 2009 from $17,854,832 for the nine months ended March 31, 2008. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $649,700 to $12,084,118 for the nine months ended March 31, 2009 from $12,733,318 for the nine months ended March 31, 2008. The decrease in sales of medical device products is due to a decrease in sales of therapeutic medical device products of $159,356 and a decrease of $454,247 in sales of diagnostic medical device products. The decrease in sales of therapeutic medical device products was primarily attributable to sales of the Company’s Neuroaspirator, Lysonix ultrasonic assisted liposuction product and Lithotripsy product, partially offset by an increase in sales of the Company’s bone scalpel product, AutoSonix, and the SonicOne wound debridement system. The decrease in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The decrease in sales of laboratory and scientific products was primarily due to a $445,119 decrease in Labcaire Systems Ltd. (“Labcaire”) products sales, a decrease in Mystaire product sales of $91,270 and a decrease of $113,311 in ductless fume enclosure product sales. Labcaire sales decreased $445,119 due to the strengthening of the U.S. Dollar against the English Pound during the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 which had the impact of reducing Labcaire sales reported in U.S. Dollars by approximately $2,252,000.
Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU Limited (“UKHIFU”) sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.64 and 2.01 for the nine months ended March 31, 2009 and 2008, respectively. A strengthening of the English Pound, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Gross profit: Gross profit decreased to 40.4% for the nine months ended March 31, 2009 from 44.4% for the nine months ended March 31, 2008. Gross profit for medical device products decreased to 45.6% for the nine months ended March 31, 2009 from 49.3% for the nine months ended March 31, 2008. Gross profit for laboratory and scientific products decreased to 33.1% for the nine months ended March 31, 2009 from 37.5% for the nine months ended March 31, 2008. Gross profit for medical device products was unfavorably impacted in the nine months ended March 31, 2009 predominately due to a fee per use sale of the SB500® product for prostate cancer in Europe, which carried a very small initial margin and reduced sales which result in fixed costs being a higher percentage of overall cost of goods. The decrease in gross profit in the March 2009 period for laboratory and scientific products is due to lower margins at Labcaire due to higher costs related to ISIS units.
Selling expenses: Selling expenses decreased $844,230 to $4,429,295 for the nine months ended March 31, 2009 from $5,273,525 for the nine months ended March 31, 2008. Laboratory and scientific products selling expenses decreased $547,723. Selling expenses for medical device products decreased $296,507, primarily due to a reduction in expenses attributable to our European sales efforts. Selling expenses for laboratory products decreased principally at Labcaire predominately due to a reduction in exchange rate.
General and administrative expenses: General and administrative expenses decreased $646,887 from $7,596,223 in the nine months ended March 31, 2008 to $6,949,336 in the nine months ended March 31, 2009. General and administrative expenses decreased for the nine months ended March 31, 2009, principally due to lower employment fees, corporate insurance and salaries and exchange rate reductions at Labcaire.
Research and development expenses: Research and development expenses decreased $279,343 from $2,175,713 for the nine months ended March 31, 2008 to $1,896,370 for the nine months ended March 31, 2009. Laboratory and scientific products research and development expenses decreased approximately $94,047 due to decreased product support related to the Ultrasonic and Labcaire products. Research and development expenses for medical device products decreased $185,296, primarily due to a reduced milestone payment to Focus Surgery, Inc. (“Focus”) related to our HIFU kidney/liver product development efforts.
Litigation expenses: Litigation expenses increased to $102,000 for the nine months ended March 31, 2009, as compared to no litigation expenses for the nine months ended March 31, 2008. The increased expense relates to interest expense on pending litigation at Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”).
Other income (expense): Other income for the nine months ended March 31, 2009 was $1,581,107 as compared to $137,950 for the nine months ended March 31, 2008. The increase of $1,443,157 was due to the receipt of $1,516,866 from USHIFU, LLC (“USHIFU”) pursuant to the Focus transaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty (50%) percent of the outstanding principal and accrued interest of loans previously made by the Company to Focus. The gain from the Focus transaction was partially offset by $123,140 of exchange losses related to the weakening of the English Pound against the U.S. Dollar.
Income taxes: The effective tax rate was (1,046.7%) for the nine months ended March 31, 2009, as compared to an effective tax rate of 27.7% for the nine months ended March 31, 2008. The March 2009 effective income tax rate differs from the statutory rate due to the impact of permanent differences between accounting and taxable income for non-cash compensation and entertainment expenses and the reversal of a valuation allowance established for an uncertain tax position which expired March 15, 2009 in the amount of $250,000.

Three months ended March 31, 2009 and 2008
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products decreased $2,653,570 to $8,047,051 for the three months ended March 31, 2009 from $10,700,621 for the three months ended March 31, 2008. This difference in net sales is due to a decrease in sales of medical device products of $1,676,725 to $4,841,787 for the three months ended March 31, 2009 from $6,518,512 for the three months ended March 31, 2008. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $976,845 to $3,205,264 for the three months ended March 31, 2009 from $4,182,109 for the three months ended March 31, 2008. The decrease in sales of medical device products is due to a decrease in sales of therapeutic medical device products of approximately $1,231,730 and a decrease of $444,995 in sales of diagnostic medical device products. The decrease in sales of therapeutic medical device products was primarily attributable to a decrease in sales of the Company’s Neuroaspirator and Lysonix ultrasonic assisted liposuction products, partially offset by an increase in sales of the Bone Scalpel and the SonicOne wound debridement system. The decrease in sales of diagnostic medical device products was not attributable to a single customer, distributor or any other specific factor. The decrease in sales of laboratory and scientific products was due to a $1,006,497 decrease in Labcaire products sales, a decrease in Mystaire product sales of $20,360 and an increase of $50,012 in ductless fume enclosure product sales. Labcaire sales decreased by $1,006,497 due to the strengthening of the U.S. Dollar against the English Pound during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 which had the impact of reducing Labcaire sales reported in U.S. Dollars by approximately $992,000.
Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.55 and 1.98 for the three months ended March 31, 2009 and 2008, respectively. A strengthening of the English Pound, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Gross profit: Gross profit decreased to 41.1% for the three months ended March 31, 2009 from 42.6% for the three months ended March 31, 2008. Gross profit for medical device products decreased to 45.6% for the three months ended March 31, 2009 from 48.0% for the three months ended March 31, 2008. Gross profit for laboratory and scientific products increased to 34.2% for the three months ended March 31, 2009 from 34.1% for the three months ended March 31, 2008. Gross profit for medical device products was unfavorably impacted in the three months ended March 31, 2009 due to a fee per use sale of the SB500 product for prostate cancer in Europe, which carried no initial margin and reduced sales, which result in fixed costs being a higher percentage of overall cost of goods.
Selling expenses: Selling expenses decreased $680,127 to $1,203,821 for the three months ended March 31, 2009 from $1,883,948 for the three months ended March 31, 2008. Laboratory and scientific products selling expenses decreased $393,824. Selling expenses for medical device products decreased $286,303, primarily due to reduced expenses in European sales efforts. Selling expenses for laboratory products decreased principally at Labcaire due to lower exchange rates.
General and administrative expenses: General and administrative expenses decreased $371,475 from $2,470,147 in the three months ended March 31, 2008 to $2,098,672 in the three months ended March 31, 2009. General and administrative expenses decreased for the three months ended March 31, 2009, principally due to lower employment fees, corporate insurance and salaries and lower exchange rates.
Research and development expenses: Research and development expenses decreased $79,191 from $653,372 for the three months ended March 31, 2008 to $574,181 for the three months ended March 31, 2009. Laboratory and scientific products research and development expenses decreased approximately $46,300 due to lower exchange rates for Labcaire expenses. Research and development expenses for medical device products decreased $32,891, primarily due to reduced milestone payments to Focus relating to our HIFU kidney/liver product development efforts.

Litigation expenses: Litigation expenses increased $2,000 for the three months ended March 31, 2009, as compared to no litigation expenses for the three months ended March 31, 2008. The increased expense relates to interest expense on pending litigation at Sonora.
Other income (expense): Other income for the three months ended March 31, 2009 was $75,542 as compared to $73,170 for the three months ended March 31, 2008.
Income taxes: The effective tax rate was 24.2% for the three months ended March 31, 2008, as compared to an effective tax rate of 95.6% for the three months ended March 31, 2009. The March 2009 effective income tax rate differs from the statutory rate due to the impact of permanent differences between accounting and taxable income for non-cash compensation and entertainment expenses and the reversal of a valuation allowance established for an uncertain tax position which expired March 15, 2009 in the amount of $250,000.
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
The Company evaluates its goodwill for impairment triggering events at each reporting period in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company’s stock price has been trading below its book value and tangible book value for three consecutive quarters. The Company attributes this low stock price to both the overall market conditions and company specific factors, including low trading volume of the Company’s stock. As of March 31, 2009, the Company believes that based on operations to date and measures implemented, the amounts used in the discounted cash flow model used in its June 30, 2008 annual impairment test are reasonable. Based on our evaluation, there was no impairment of goodwill in the third fiscal quarter ended March 31, 2009. Due to the recent economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of goodwill when the Company conducts its annual impairment test.
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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This Statement significantly changes the financial accounting and reporting of business combination transactions in the Company’s consolidated financial statements. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 141R on our consolidated results of operations, financial position and cash flows.
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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP FAS 142-3 applies to all intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated results of operations, financial position and cash flows.
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
Liquidity and Capital Resources
Working capital at March 31, 2009 and June 30, 2008 was $9,977,460 and $8,841,001, respectively. For the nine months ended March 31, 2009, cash used in operations totaled $782,909. Cash used in operations was primarily due to a reduction in customer deposits and VAT payable at Labcaire. For the nine months ended March 31, 2009, cash provided by investing activities totaled $1,254,566. The major source of cash from investing activities was the receipt of $1,516,866 from USHIFU pursuant to the Focus transaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus. The cash received from the Focus transaction was partially offset by the purchase of property, plant and equipment during the regular course of business. For the nine months ended March 31, 2009, cash used in financing activities was $1,323,576, primarily consisting of principal payments on capital lease obligations and short-term borrowings of $22,559,516, partially offset by proceeds from short-term borrowings of $21,235,940.

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
Revolving Credit Facilities
On December 29, 2006, the Company and its subsidiaries, Sonora and Hearing Innovations, Inc. (collectively referred to as the “Borrowers”) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements is $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility is available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements mature on December 29, 2009. Payment of amounts outstanding under the Credit Agreements may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreements). All loans and advances under the Credit Agreements are secured by a first priority security interest in all of the Borrowers’ accounts receivable, letter-of-credit rights, and all other business assets. The Borrowers have the right to terminate or reduce the credit facility prior to December 29, 2009 by paying a fee based on the aggregate credit limit (or reduction, as the case may be) of 1%.
The Credit Agreements contain financial covenants requiring that the Borrowers on a consolidated basis (a) have net income of not less than (i) $100,000 for the fiscal quarter ending March 31, 2009 and (ii) $130,000 for the fiscal quarter ended June 30, 2009, and (b) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At March 31, 2009, the Borrowers were in compliance with these financial covenants.
The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At March 31, 2009, the balance outstanding under the Credit Agreement is $2,231,621. An additional $837,792 was available to be borrowed at March 31, 2009.
On September 29, 2008, Labcaire entered into a debt purchase agreement (the “RBS Agreement”) with The Royal Bank of Scotland (“RBS”). The RBS Agreement replaced the debt purchase agreement with Lloyds TSB Commercial Finance which expired September 28, 2008. The amount of this facility bears interest at the RBS base rate plus 2.0%. The RBS Agreement expires December 31, 2010. The available amount under the RBS Agreement is the lesser of $3,000,000 or the amount calculated under the borrowing base provided for by the RBS Agreement. The agreement covers all United Kingdom and European sales. At March 31, 2009, the balance outstanding under this credit facility was $565,835 and Labcaire was not in violation of the financial covenants contained in the RBS Agreement.

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
Foreign Exchange Rates:
Approximately 38.3% of the Company’s revenues in the nine month period ended March 31, 2009 were received in English Pounds currency. To the extent that the Company’s revenues are generated in English Pounds, its operating results are translated for reporting purposes into U.S. Dollars using rates of 1.64 and 2.01 for the nine months ended March 31, 2009 and 2008, respectively, and 1.55 and 1.98 for the three months ended March 31, 2009 and 2008, respectively. A strengthening of the English Pound, in relation to the U.S. Dollar, will have the effect of increasing its reported revenues and profits, while a weakening will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. Misonix, Ltd. invoices certain customers in Euros and as a result there is an exchange rate exposure between the English Pound and the Euro. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.
Interest Rate Risk:
The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, the term of its debt obligations and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.
Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.
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
Item 6. Exhibits.

Exhibits 31.1 —	Rule 13a-14(a)/15d-14(a) Certification
Exhibits 31.2 —	Rule 13a-14(a)/15d-14(a) Certification
Exhibits 32.1 —	Section 1350 Certification of Chief Executive Officer
Exhibits 32.2 —	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 12, 2009

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