Form 10-K
period 2009-06-30
MISONIX INC
filed 2009-09-28
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2008 (computed by reference to the closing price of such stock on such date) was approximately $5,072,898.
There were 7,001,369 shares of Common Stock outstanding at September 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
None
With the exception of historical information contained in this Form 10-K, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the statements made. The factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, potential acquisitions, consumer and industry acceptance, litigation and/or contemplated 510 (k) filings, the ability to achieve and maintain profitability in the Company’s business lines, and other factors discussed in this Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Company disclaims any obligation to update its forward-looking statements.

PART I
Item 1. Business.
Overview
MISONIX, INC. (“Misonix” or the “Company”) is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, markets and develops minimally invasive ultrasonic medical device products. The Company also develops and markets ductless fume enclosures for filtration of gaseous contaminates in the laboratory and forensic markets.
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
In fiscal 2009, approximately 50% of the Company’s net sales were to foreign markets. Labcaire, which manufactures and sells the Company’s fume enclosure line as well as its own range of laboratory and medical environmental control products, represents approximately 70% of the Company’s net sales to foreign markets. Labcaire also distributes the Company’s ultrasonic equipment for use in scientific and industrial markets, predominately in the UK. Sales by the Company in other major industrial countries are made primarily through distributors. There were no additional risks for products sold by Labcaire as compared to other products marketed and sold by Misonix in the United States. Labcaire experiences minimal currency exposure since the major portion of its revenues are from the UK. Labcaire revenues outside the UK are predominately remitted in British Pounds.
On August 5, 2009, the Company sold its Labcaire subsidiary to PuriCore International Limited (“PuriCore”) for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000.
On April 7, 2009, the Company sold the assets of its Ultrasonic Laboratory Products business to iSonix LLC (“iSonix”), a wholly owned subsidiary of Sonics and Materials, Inc., for a cash payment of $3.5 million. The gain on the sale plus the results of operations from the Ultrasonic Laboratory Products business are shown net of tax from discontinued operations.
The Company’s 95% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems (“Sonora”), located in Longmont, Colorado, is an ISO 9001 certified depot level repair facility for MRI and diagnostic ultrasound subsystems, as well as a factory level repair center for diagnostic ultrasound transducers. In addition, Sonora manufactures test equipment to appropriately diagnose failures with ultrasound systems and probes and to establish baseline performance and maintain quality assurance programs for ultrasound systems.
The Company’s 100% owned subsidiary, Hearing Innovations, Inc. (“Hearing Innovations”), is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.
Misonix represented approximately 13% of the net sales to foreign markets in fiscal 2009. These sales had no additional risks as most sales are secured by letters of credit and are remitted to Misonix in U.S. currency.
Sonora represented approximately 10% of the net sales to foreign markets in fiscal 2009. These sales had additional risks as most sales are not secured by letters of credit or do not involve a long term customer where credit risk is minimal. These sales are remitted to Sonora in U.S. currency.

Misonix, Ltd. sales represented approximately 5% of net sales to foreign markets in fiscal 2009 and were invoiced in Euros. These sales had the normal credit risks.
UKHIFU operates in the UK and invoices in British pounds, its sales represented 2% of net sales to foreign markets in fiscal 2009.
Medical Devices
In October 1996, the Company entered into a twenty-year license agreement (the “USS License”) with United States Surgical, a unit of Covidien Ltd. (“USS”). The USS License covers the further development of the Company’s medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. Total sales of this device were approximately $3,467,000 and $3,629,000 for the fiscal years ended June 30, 2009 and 2008, respectively. Total royalties from sales of this device were approximately $613,000 and $691,000 for the fiscal years ended June 30, 2009 and 2008, respectively.
In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor Corporation, a wholly owned subsidiary of Johnson & Johnson, Inc., for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. Total sales of this device were approximately $818,000 and $1,596,000 for the fiscal years ended June 30, 2009 and 2008, respectively.
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
UKHIFU Limited
On March 27, 2006, the Company, through its wholly owned subsidiary Misonix, Ltd., acquired a 60% equity position in UKHIFU from Imaging Equipment which owns the remaining 40%. UKHIFU is in the business of providing Sonablate 500® equipment to doctors, on a fee for service basis, to use for the ablation of cancerous tissue in the prostate and is the sales/marketing and service arm of the Company in the UK for Sonablate 500 equipment.
In addition to the original investment, the Company made payments of approximately $39,000 and $50,000 to Imaging Equipment during the years ended June 30, 2009 and June 30, 2008, respectively. The additional payments were recorded as goodwill and the Company’s equity position remains at 60%.
Focus Surgery, Inc.
On May 3, 1999, the Company entered into an agreement with Focus Surgery, Inc. (“Focus”) to obtain a 20% equity position in Focus for $3,050,000 and representation on its Board of Directors. Additionally, the Company has options and warrants to purchase an additional 5% of the equity of Focus. Focus is located in Indianapolis, Indiana. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products, currently the Sonablate 500, and create new products based on high intensity focused ultrasound (“HIFU”) technology for the non-invasive treatment of tissue for certain medical applications. The Company has the right to utilize HIFU technology for the treatment of both benign and cancerous tumors of the breast, liver and kidney and the right of first refusal to purchase 51% of the equity of Focus. In February 2001, the Company exercised its right to start research and development for the treatment of kidney and liver tumors utilizing HIFU technology. During fiscal 2005, Focus entered into an exclusive agreement with the Company to distribute the Sonablate 500 in the European market. On July 1, 2008, the Company closed the transaction with USHIFU, LLC (“USHIFU”) whereby the Company sold its equity portion in Focus to USHIFU and was paid one half the amount of the outstanding debt plus interest owed to Misonix by Focus with the remaining amount to be paid in 18 months. On July 1, 2008, the Company received $679,366.34 (which represents one half of the outstanding debt plus interest) and $837,500 for the Company’s 2,500 shares of Series M Preferred Stock of Focus. The balance of such loans is now represented by a promissory note payable by USHIFU and Focus and is secured by certain of USHIFU’s and Focus’ assets. The Company recognized approximately $1.5 million of non-recurring pretax income in the first quarter of fiscal 2009.
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
Laboratory and Scientific Products
The Company’s other revenue producing activities consist of the manufacture and sale of Aura™ ductless fume hood products and ISIS, Guardian and Jet AER autoscope reprocessing, disinfecting and rinsing equipment.
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
Labcaire Systems, Ltd.
In June 1992, the Company initially acquired an 81.4% interest in Labcaire for $545,169. The total acquisition cost exceeded the fair value of the net assets acquired by $241,299, which is being treated as goodwill. The balance of the capital stock of Labcaire was owned by current and former employees of Labcaire who, under a purchase agreement (the “Labcaire Agreement”), sold one-seventh of their total holdings of Labcaire shares to the Company in each of seven consecutive years, commencing with the fiscal year ended June 30, 1996. As of June 30, 2003 the Company owned 100% of Labcaire. Under the Labcaire Agreement, the Company purchased such shares at a price equal to one-seventh of each executive’s prorata share of 8.5 times Labcaire’s earnings before interest, taxes, and management charges for the preceding fiscal year, which amount is being treated as goodwill. Total goodwill associated with Labcaire is $1,214,808 of which $1,063,292 remains at June 30, 2009.

Labcaire has developed, manufactures and sells an automatic endoscope disinfection system (“Autoscope”), which is used predominantly in hospitals. The Autoscope disinfects and rinses several endoscopes while abating the noxious disinfectant fumes produced by the cleaning process. In fiscal 2007, Labcaire introduced the ISIS Autoscope version to incorporate a number of enhancements to comply with the UK HTM 2030 guidelines. HTM 2030 guidelines, among other things, describe the handling of endoscopes to minimize the transfer of bio matter from one patient to the next. Labcaire’s business also consists of designing, manufacturing, servicing and marketing air handling systems for the protection of personnel, products and the environment from airborne hazards. These systems are similar to the Aura fume enclosures in that they extract noxious fumes through a series of filters to introduce clean air back into the environment, but have expanded their applications. There are no additional risks for products sold by Labcaire as compared to other products marketed and sold by the Company in the United States. Labcaire experiences minimal currency exposures since a major portion of its revenues are from the UK. Revenues outside the UK are remitted in British Pounds. Labcaire is also the UK distributor of the Company’s ultrasonic laboratory and scientific products. Labcaire manufactures class 100 biohazard safety enclosures, used in laboratories to provide sterile environments and to protect lab technicians from airborne contaminants, and class 100 laminar flow enclosures. Labcaire also manufactures the Company’s ductless fume enclosures for the European market and sells the enclosures under its trade name.
On August 5, 2009, the Company sold its Labcaire subsidiary to PuriCore for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through AER and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000.
Market and Customers
Medical Devices
The Company relies on its licensee, USS, a significant customer, for marketing its ultrasonic Auto Sonix surgical device. The Company relies on distributors such as Mentor Corporation (“Mentor”), Aesculap, Inc. and independent distributors for the marketing of its other medical products. The Company sells its SonicOne® Wound Debridement System and the Ultrasonic BoneScalpel™ for certain applications through direct sales persons throughout the United States and through distributors outside the United States.
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
In June 2002, the Company entered into a ten-year worldwide, royalty-free, distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix 2000/3000 soft tissue aspirator used for cosmetic surgery. In June 2007, the Company terminated the supply and distribution agreement due to Mentor’s breach of the agreement. In September 2007, the Company completed a new agreement with Mentor for domestic sales of its ultrasound assisted liposuction product, the Lysonix 3000. Mentor agreed to minimum purchase order provisions for the Lysonix 3000 for a one year term commencing September 30, 2007, and successive annual renewals upon mutual agreement by the companies. The agreement was renewed September 30, 2008.
Laboratory and Scientific Products
The Company relies on direct salespersons, distributors, manufacturing representatives and catalog listings for the marketing of its laboratory and scientific products.
The market for the Company’s ductless fume enclosures includes laboratory or scientific environments in which workers may be exposed to noxious fumes or vapors. The products are suited to laboratories in which personnel perform functions which release noxious fumes or vapors (including hospital and medical laboratories), industrial processing (particularly involving the use of solvents) and soldering, and other general chemical processes. The products are particularly suited to users in the pharmaceutical, semiconductor, biotechnology, and forensic industries.
In fiscal 2009, approximately 50% of the Company’s net sales were to foreign markets. Labcaire acted as the European distributor of the Company’s laboratory and scientific products and manufactures and sold the Company’s fume enclosure line as well as its own range of laboratory and hospital environmental control products, such as the ISIS Autoscope cleaning device. Sales by the Company in other major industrial countries are made through distributors.

Manufacturing and Supply
Medical Devices
The Company manufactures and assembles its medical device products and Focus products at its production facility located in Farmingdale, New York. The Company’s products include components manufactured by other companies in the United States. The Company is not dependent upon any single source of supply and has no long-term supply agreements. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.
Sonora manufactures and refurbishes its products at its facility in Longmont, Colorado. Sonora is not dependent upon any single source of supply and has no long-term supply agreements. The Company does not believe that Sonora will encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.
Laboratory and Scientific Products
The Company manufactures and assembles the majority of its laboratory and scientific products at its production facility located in Farmingdale, New York. The Company’s products include components manufactured by other companies in the United States. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs. The Company is not dependent upon any single source of supply and has no long-term supply agreements.
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

Patents, Trademarks, Trade Secrets and Licenses
The Company also owns trademark registrations for Mystaire in both England and Germany.
The following is a list of the U.S. patents which have been issued to the Company:

Number	Description	Issue Date	Expiration Date
5,248,296	Wire with sheath — relating to the Company’s Alliger System for reducing transverse motion in its catheters.	09/23/1993	12/24/2010

5,306,261	Guidewire guides — relating to the Company’s Alliger System for a catheter with collapsible wire guide.	04/26/1994	01/22/2013

5,443,456	Guidewire guides — relating to the Company’s Alliger System for a catheter with collapsible wire guide.	08/22/1995	02/10/2014

5,371,429*	Flow-thru transducer — relating to the Company’s liposuction system and its ultrasonic laboratory and scientific products for an electromechanical transducer device.	12/06/1994	09/28/2013

5,397,293	Catheter sheath — relating to the Company’s Alliger System for an ultrasonic device with sheath and transverse motion damping.	03/14/1995	11/25/2012

5,419,761*	Liposuction — relating to the Company’s liposuction apparatus and associated method.	05/30/1995	08/03/2013

D409 746	Cannula for ultrasonic probe.	05/11/1999	05/11/2013

D408 529	Cannula for ultrasonic probe.	04/20/1989	04/20/2013

D478165	Cannula for ultrasonic probe.	08/05/2003	08/05/2017

5,465,468	Flow-thru transducer — relating to the method of making an electromechanical transducer device to be used in conjunction with the Company’s soft tissue aspiration system and ultrasonic laboratory and scientific products.	11/14/1995	12/06/2014

5,527,273*	Ultrasonic probes — relating to an ultrasonic lipectomy probe to be used with the Company’s soft tissue aspiration technology.	06/18/1996	10/6/2014

5,769,211	Autoclavable switch — relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures.	06/23/1998	01/21/2017

5,072,426	Shock wave hydrophone with self-monitoring feature.	12/10/1991	02/08/2011

5,151,084	Ultrasonic needle with sleeve that includes a baffle.	09/29/1992	07/29/2011

5,562,609	Ultrasonic surgical probe.	10/08/1996	10/07/2014

5,562,610	Needle for ultrasonic surgical probe.	10/08/1996	10/07/2014

6,033,375	Ultrasonic probe with isolated and Teflon coated outer cannula.	03/07/2000	12/23/2017

6,270,471	Ultrasonic probe with isolated outer cannula.	08/07/2001	12/23/2017

6,443,969	Ultrasonic blade with cooling.	09/03/2002	08/15/2020

Number	Description	Issue Date	Expiration Date
6,379,371	Ultrasonic blade with cooling.	04/30/2002	11/15/2019

6,375,648	Infiltration cannula with Teflon coated outer surface.	04/23/2002	10/02/2018

6,326,039	Skinless sausage or frankfurter manufacturing method and apparatus utilizing reusable deformable support.	12/04/2001	10/31/2020

6,322,832	Manufacturing method and apparatus utilizing reusable deformable support.	11/27/2001	10/31/2020

6,063,050	Ultrasonic dissection and coagulation system.	05/16/2000	10/16/2017

6,036,667	Ultrasonic dissection and coagulation system.	03/14/2000	08/14/2017

6,582,440	Non-clogging catheter for lithotrity.	06/24/2003	12/26/2016

6,454,730	Thermal film ultrasonic dose indicator.	09/24/2002	04/02/2019

6,613,056	Ultrasonic probe with low-friction bushings.	09/02/2003	02/17/2019

6,648,839	Ultrasonic medical treatment device for RF cauterization and related method.	11/18/2003	05/08/2022

6,660,054	Fingerprint processing chamber with airborne contaminant containment and adsorption.	12/09/2003	09/10/2021

6,736,814	Ultrasonic medical treatment device for bipolar RF cauterization and related method.	05/18/2004	02/28/2022

6,799,729	Ultrasonic cleaning probe.	10/05/2004	10/05/2021

6,869,439	Ultrasonic dissector.	03/22/2005	03/22/2022

6,902,536	RF cauterization and ultrasonic ablation.	06/07/2005	06/07/2022

5,151,083	Apparatus for Eliminating Air Bubbles in an Ultrasonic Surgical Device.	09/29/1992	07/29/2011

6,377,693**	Tinnitus masking using ultrasonic signals.	06/23/1994	06/23/2014

6,173,062**	Frequency transpositional hearing aid with digital and single sideband modulation.	03/16/1994	03/16/2014

6,169,813**	Frequency transpositional hearing aid with single sideband modulation.	03/16/1994	03/16/2014

5,663,727**	Frequency response analyzer and shaping apparatus and digital hearing enhancement apparatus and method utilizing the same.	06/23/1995	06/23/2015

7,442,168	High efficiency medical transducer with ergonomic shape and method manufacture.	10/28/2008	04/01/2023

7,223,267	Ultrasonic probe with detachable slidable cauterization forceps.	02/06/2004	02/06/2024

D565,444	Testing device for acoustic probes and systems.	04/01/08	1/29/2021

Number	Description	Issue Date	Expiration Date
6,920,776	Apparatus and methods for interfacing acoustic testing apparatus with acoustic probes and systems.	07/26/05	11/05/2024

6,928,856	Apparatus and methods for interfacing acoustic testing apparatus with acoustic probes and systems.	08/16/05	11/05/2024

7,007,539	Apparatus and methods for interfacing acoustic testing apparatus with acoustic probes and systems.	03/07/06	04/28/2023

7,028,529	Apparatus and methods for testing acoustic probes and systems.	04/18/06	04/28/2023

7,155,957	Apparatus and methods for testing acoustic probes and systems.	01/02/07	12/27/2025

7,278,289	Apparatus and methods for testing acoustic probes and systems.	10/09/07	04/28/2023

*	Patents valid also in Japan, Europe and Canada.

**	Owned by Hearing Innovations, Inc.
The following is a list of the U.S. trademarks which have been issued to the Company:

Registration	Registration
Number	Date	Mark	Goods	Renewal Date
2,611,532	08/27/2002	Mystaire	Scrubbers Employing Fine Sprays Passing Through Mesh for Eliminating Fumes and Odors from Gases.	08/27/2012

1,219,008	12/07/1982	Sonimist	Ultrasonic and Sonic Spray Nozzle for Vaporizing Fluid for Commercial, Industrial and Laboratory Use.	03/22/2013

1,200,359	04/03/2002	Water Web	Lamination of Screens to Provide Mesh to be Inserted in Fluid Stream for Mixing or Filtering of Fluids.	04/03/2013

2,320,805	02/22/2000	Aura	Ductless Fume Enclosures.	02/22/2010

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely, ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers.	02/10/2014

1,195,570	07/14/2002	Astrason	Portable Ultrasonic Cleaners featuring Microscopic Shock Waves.	07/14/2012

3,373,435	01/22/2008	SonicOne	Ultrasonic Surgical Systems.	01/22/2018

3,637,456	06/16/2009	Misonix	Ultrasonic cleaning units and ultrasonic liquid processors for industrial, domestic and/or laboratory use.	06/16/2012

3,583,091	03/03/2009	Osteosculpt	Surgical devices and instruments, namely, ultrasonic cutters and ablators.	03/03/2019

Backlog
As of June 30, 2009, the Company’s backlog (firm orders that have not yet been shipped) was $4,844,000, as compared to approximately $10,908,000 as of June 30, 2008. The Company’s backlog relating to laboratory and scientific products, including Labcaire, was approximately $3,020,000 at June 30, 2009, as compared to $5,737,000 as of June 30, 2008. The Company’s backlog relating to medical devices, including Sonora, was approximately $1,824,000 at June 30, 2009, as compared to approximately $4,903,000 at June 30, 2008. Open orders from discontinued operations were $0 at June 30, 2009 as compared to $268,000 at June 30, 2008.
Employees
As of June 30, 2009, the Company, including Labcaire and Sonora, employed a total of 227 full-time employees, including 50 in management and supervisory positions, and 16 part-time employees. The Company considers its relationship with its employees to be good.
Business Segments
The following table provides a breakdown of net sales by business segment for the periods indicated:

	Fiscal year ended June 30,
	2009	2008
Medical devices	$22,758,079	$24,273,450
Laboratory and scientific products	17,032,076	16,870,689

Net sales	$39,790,155	$41,144,139

The following table provides a breakdown of sales by geographic area during the periods indicated:

	Fiscal year ended June 30,
	2009	2008
United States	$19,799,757	$20,105,381
United Kingdom	$14,961,133	$14,107,027
Europe	2,190,183	2,842,250
Asia	1,092,314	1,856,016
Canada and Mexico	733,160	720,783
Middle East	251,388	342,524
Other	762,220	1,170,158

	$39,790,155	$41,144,139

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
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDC Act”), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:
•	take a significant period of time;
•	require the expenditure of substantial resources;
•	involve rigorous pre-clinical and clinical testing;
•	require changes to the products; and
•	result in limitations on the indicated uses of the products.
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

We may not be able to effectively protect our intellectual property rights which could have an adverse effect on our business, financial condition or results of operations.
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
The design, manufacture and marketing of medical device products of the types that we produce entail an inherent risk of product liability claims. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more of our products or a safety alert relating to one or more of our products. Product liability claims may be brought by individuals or by groups seeking to represent a class.
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
Sales outside the U.S. accounted for approximately 50% of our net sales in fiscal 2009. Additionally, a significant percentage of our future growth is expected to come from international operations. As a result, profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense.
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
Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages or environmental factors. In addition, we purchase both raw materials used in our products and finished goods from various suppliers and may have to rely on a single source supplier for certain components of our products where there are no alternatives are available. Although we anticipate that we have adequate sources of supply and/or inventory of these components to handle our production needs for the foreseeable future, if we are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find suppliers at an acceptable cost, then the manufacture of our products may be disrupted, which could increase our costs and have a material adverse effect on our business.

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
The United States credit markets have recently experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases and even if available caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers able to find financing less attractive, and in many cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access debt financing on favorable terms or at all. The failure to renew our existing revolving credit facilities when such facilities expire in December 2009 could have a material adverse affect on our financial condition and results of operations. In addition, Federal legislation to deal with the current disruptions in the financial markets could have an adverse affect on our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments.
Not Applicable.

Item 2. Properties.
The Company occupies approximately 45,500 square feet at 1938 New Highway, Farmingdale, New York under a lease which expires on June 30, 2010. The rental amount, which is approximately $40,000 per month, includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. Labcaire occupies a 20,000 square foot facility in North Somerset, England, under a lease expiring in June 2017. The rental amount is approximately $20,000 per month. Labcaire owned the building up until June 2007 when it was sold for $3,600,000. Sonora occupies approximately 29,000 square feet in Longmont, Colorado under a lease expiring in November 2011. The rental amount is approximately $21,000 per month and includes a pro rata share of real estate taxes, water and sewer charges, and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.
Item 3. Legal Proceedings.
A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora and in favor of Technics LLC in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. In fiscal 2008, the judgment was decreased to $324,000 and the $95,000 reduction was included in other income. The case involved royalties claimed on recoating of transesophogeal probes, which is a process performed by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. In December, 2008 the Colorado Supreme Court affirmed the judgment of the Colorado Court of Appeals in favor of Technics LLC. In January, 2009, the case was returned to the County of Boulder for entry of judgment in favor of Technics LLC in the amount of $324,000 together with costs along with prejudgment and post judgment interest. In June, 2009 the judgment was increased to $602,000 and the $278,000 increase is included in litigation expense and was paid.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended June 30, 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	The Company’s common stock, $.01 par value (“Common Stock”), is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “MSON”.
The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by Nasdaq.

	High	Low
Fiscal 2009:

First Quarter	$3.77	$1.91
Second Quarter	2.35	.58
Third Quarter	1.50	.66
Fourth Quarter	2.94	.75

	High	Low
Fiscal 2008:

First Quarter	$6.30	$3.82
Second Quarter	7.00	4.25
Third Quarter	4.73	3.69
Fourth Quarter	4.41	3.09
(b)
As of September 25, 2009, the Company had 7,001,369 shares of Common Stock outstanding and 74 shareholders of record. This does not take into account shareholders whose shares are held in “street name” by brokerage houses.

(c)
The Company has not paid any dividends since its inception. The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Equity Compensation Plan Information:

			Number of securities
			remaining available for future
	Number of securities to be	Weighted-average exercise	issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I. 1991 Plan	30,000	$7.38	—
II. 1996 Director’s Plan	160,000	5.56	—
III. 1996 Plan	71,000	6.48	—
IV. 1998 Plan	290,575	7.26	—
V. 2001 Plan	841,843	5.40	29,851

VI. 2005 Employee Equity Incentive Plan	256,500	4.38	243,500

VII. 2005 Non-Employee Director Stock Option Plan	150,000	4.04	50,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,799,918	$5.21	323,351

Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Results of Operation:
The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.
All of the Company’s sales to date have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products, and laboratory and scientific products, which include ultrasonic equipment for scientific and laboratory purposes, and ductless fume enclosures for filtration of gaseous emissions in laboratories and hospitals.
On April 7, 2009, the Company sold the assets of its Ultrasonic Laboratory Products business to Isonix for a cash payment of $3.5 million. The gain on the sale plus the results of operations from the Ultrasonic Laboratory Products business are shown net of tax from discontinued operations.
Fiscal years ended June 30, 2009 and 2008:
Net sales: Net sales decreased $1,353,984 to $39,790,155 in fiscal 2009 from $41,144,139 in fiscal 2008. This difference in net sales is principally due to a decrease in medical device products sales of $1,515,371 to $22,758,079 in fiscal 2009 from $24,273,450 in fiscal 2008. This difference in net sales is also due to an increase in sales of laboratory and scientific products of $161,387 to $17,032,076 in fiscal 2009 from $16,870,689 in fiscal 2008. The decrease in sales of medical device products is principally due to a decrease in sales of diagnostic medical device products of $958,475 and a decrease in therapeutic products of $556,896. The decrease in sales of diagnostic medical device products was not attributable to any one customer or product. The increase in sales of laboratory and scientific products is due to a $451,489 increase in Labcaire products sales, partially offset by a decrease in ductless fume enclosure product sales and a decrease in sales of wet scrubber products. The Company has intentionally limited the opportunities it pursues for wet scrubber products. The increase in Labcaire sales of $451,489 is due to new service contract and disposable sales.
Export sales from the United States are remitted in U.S. dollars and export sales for Labcaire are remitted in English Pounds. UKHIFU sales are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in English pounds and Euros. To the extent that the Company’s revenues are generated in English Pounds, its operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.62 and 2.0 for the years ended June 30, 2009 and 2008, respectively. A weakening of the English Pound and Euro, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Year ended June 30,
	2009	2008
United States	$19,799,757	$20,105,381
United Kingdom	14,961,133	14,107,027
Europe	2,190,183	2,842,250
Asia	1,092,314	1,856,016
Canada and Mexico	733,160	720,783
Middle East	251,388	342,524
Other	762,220	1,170,158

	$39,790,155	$41,144,139

Summarized financial information for each of the segments for the years ended June 30, 2009 and 2008 are as follows:
For the year ended June 30, 2009:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$22,758,079	$17,032,076	$—	$39,790,155
Cost of goods sold	12,201,353	11,584,848	—	23,786,201

Gross profit	10,556,726	5,447,228	—	16,003,954

Selling expenses	4,536,437	2,227,901	—	6,764,338
Research and development	1,771,719	678,291	—	2,450,010
Litigation expense	278,000	—	—	278,000
General and administrative	—	—	9,009,280	9,009,280

Total operating expenses	6,586,156	2,906,192	9,009,280	18,501,628

Operating income (loss) from continuing operations	$3,970,570	$2,541,036	$(9,009,280)	$(2,497,674)

Net income from discontinued operations, net of tax	$—	$3,352,618	$—	$3,352,618

For the year ended June 30, 2008:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$24,273,450	$16,870,689	$—	$41,144,139
Cost of goods sold	12,530,535	10,848,052	—	23,378,587

Gross profit	11,742,915	6,022,637	—	17,765,552

Selling expenses	5,031,208	2,283,476	—	7,314,684
Research and development	1,982,341	776,396	—	2,758,737
Litigation expense	—	—	—	—
General and administrative	—	—	10,518,550	10,518,550

Total operating expenses	7,013,549	3,059,872	10,518,550	20,591,971

Operating income (loss) from continuing operations	$4,729,366	$2,962,765	$(10,518,550)	$(2,826,419)

Net income from discontinued operations, net of tax	$—	$535,912	$—	$535,912

Net sales for the three months ended June 30, 2009 were $10,464,809 compared to $10,555,489 for the three months ended June 30, 2008. The decrease of $90,680 is due to an increase in laboratory product sales of $811,088, primarily due to an increase in Labcaire products sales. Therapeutic medical device products sales decreased approximately $397,540 and diagnostic medical device products sales decreased approximately $504,228. The decrease in diagnostic medical device products sales was primarily attributable to lower sales of Lysonix and neuroaspirator products, partially offset by increased bone cutter AutoSonix sales.

Summarized financial information for each of the segments for the three months ended June 30, 2009 and 2008 are as follows:
For the three months ended June 30, 2009:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$5,516,850	$4,947,959	$—	$10,464,809
Cost of goods sold	2,814,701	3,497,434	—	6,312,135

Gross profit	2,702,149	1,450,525	—	4,152,674

Selling expenses	1,266,085	1,068,959	—	2,335,044
Research and development	387,532	166,108	—	553,640
Litigation expense	174,000	—	—	174,000
General and administrative	—	—	2,061,944	2,061,944

Total operating expenses	1,827,617	1,235,067	2,061,944	5,124,628

Operating income (loss) from continuing operations	$874,532	$215,458	$(2,061,944)	$(971,954)

Net income from discontinued operations, net of tax	$—	$2,980,746	$—	$2,980,746

For the three months ended June 30, 2008:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$6,418,617	$4,136,871	$—	$10,555,488
Cost of goods sold	3,477,492	2,891,126	—	6,368,618

Gross profit	2,941,125	1,245,745	—	4,186,870

Selling expenses	1,464,348	576,811	—	2,041,159
Research and development	412,858	170,166	—	583,024
Litigation expense	—	—	—	—
General and administrative	—	—	2,922,326	2,922,326

Total operating expenses	1,877,206	746,977	2,922,326	5,546,509

Operating income (loss) from continuing operations	$1,063,919	$498,768	$(2,922,326)	$(1,359,639)

Net income from discontinued operations, net of tax	$—	$63,421	$—	$63,421

Gross profit: Gross profit decreased to 40.2% in fiscal 2009 from 43.2% in fiscal 2008. Gross profit for medical device products decreased to 46.4% in fiscal 2009 from 48.4% in fiscal 2008. Gross profit for therapeutic medical device products was negatively impacted by an unfavorable product mix due to lower sales of the Neuroaspirator product in the United States. Gross profit for laboratory and scientific products decreased to 32% in fiscal 2009 from 35.7% in fiscal 2008 due to lower margins at Labcaire due to higher costs related to the ISIS units shipped. Gross profit for the three months ended June 30, 2009 and the three months ended June 30, 2008 was 39.7%. Gross margins for medical device products sales increased to 49.0% in the 2009 period from 45.8% in the 2008 period. The increase was due to a favorable product mix in both therapeutic and diagnostic product sales. Gross profit for laboratory and scientific products decreased to 29.3% in the 2009 period from 30.1% in the 2008 period.

Selling expenses: Selling expenses decreased $550,346 to $6,764,338 (17% of net sales) in fiscal 2009 from $7,314,684 (17.8% of net sales) in fiscal 2008. Laboratory and scientific products selling expenses decreased approximately $56,000, predominately due to decreased selling expenses at Labcaire. Selling expenses for therapeutic medical device products decreased approximately $494,346, principally due reduced expenses related to advertising trade shows and exhibitions. Selling expenses for the three months ended June 30, 2009 increased $293,885 to $2,335,044 (22.3% of net sales) from $2,041,159 (19.3% of net sales) in the three months ended June 30, 2008. Selling expenses related to therapeutic medical device products sales decreased approximately $198,263 due to lower marketing and staffing expenses. Laboratory and scientific products selling expenses increased approximately $492,148, principally due to the transferring of demo equipment at Labcaire to general inventory.
General and administrative expenses: Total corporate and unallocated expenses decreased $1,509,270 in fiscal 2009 to $9,009,280 from $10,518,550 in fiscal 2008. General and administrative expenses decreased in fiscal 2009 principally due to decreased employee related expenses of $619,772, the favorable impact of foreign exchange on expenses of $583,587, and a decrease in other costs of $28,241. General and administrative expenses for the three months ended June 30, 2009 decreased $860,382 to $2,061,944 from $2,922,326 for the three months ended June 30, 2008. The decrease is primarily related to reduced staffing costs in the U.S. and lower staffing costs at Misonix, Ltd. and UKHIFU of $364,069, lower bad debt of $145,726, decreased shareholder relations expense of $78,934, lower consulting expenses of $50,727, legal expenses of $40,015 and other expenses of $6,911.
Research and development expenses: Research and development expenses decreased $308,727 to $2,450,010 in fiscal 2009 from $2,758,737 in fiscal 2008. Research and development expenses for medical device products decreased $210,622, this decrease is almost entirely related to a milestone charge of $210,000 from Focus related to the HIFU kidney cancer research project. Laboratory and scientific products research and development expenses decreased $98,105 related to lower spending at Labcaire. Research and development expenses for the three months ended June 30, 2009 decreased $29,384 to $553,640 from $583,024 for the three months ended June 30, 2008. Medical device products research and development costs decreased $25,326 and expenses for laboratory and scientific products decreased $4,058.
Other income: Other income increased $1,711,034 in fiscal 2009 to $1,816,618 from $105,584 in fiscal 2008. The increase in other income is primarily related to the sale of the Company’s equity position in Focus, $1,516,866, and lower interest expense of $166,176. Other income (expense) increased $265,219 to $232,853 for the three months ended June 30, 2009 from $(32,366) for the three months ended June 30, 2008. The increase is due to gains on the disposal of equipment of approximately $100,000, favorable foreign exchange of $68,000, lower interest expense of $64,000 and higher interest income of $25,000.
Income taxes: In fiscal 2009 the Company decreased the valuation allowance related to deferred tax assets by approximately $545,000 net which decreased income tax expense to an effective tax rate of 24.6%. The valuation allowance was reduced due to the sale of the Company’s Ultrasonics Laboratory Products business to iSonix for a cash payment of $3.5 million and gain on sale of $2.6 million. A portion of the valuation allowance established in prior years was due to no identified capital gain to offset the capital losses recorded on the write down of Hearing Innovations and Focus equity. Upon recording the capital gain on the sale of the Company’s Ultrasonic Laboratory Products business, the valuation allowance was reversed to the extent of offsetting the capital gain against the capital losses. The effective tax rate in fiscal 2008 of 23.7% was favorably impacted by an additional $98,000 of Research and Experimentation Credits provided by the enactment of the Tax Relief and Healthcare Act of 2006 (HR6111) which retroactively extended the tax credit for Research and Experimentation expenditures. The fiscal 2008 effective income tax rate differs from the statutory rate due to the impact of permanent differences related to SFAS123R stock-based compensation and non-deductible entertainment expenses on taxable income. In addition, the $150,000 of income from the realization of a previously written off debt from Focus was not tax effected because the Company did not record an income tax benefit when the debt was originally written off.
Discontinued operations:
The following amounts relate to the Ultrasonic Laboratory Products business that have been segregated from the Company’s continuing operations and are reported as “assets of discontinued operations” in the consolidated balance sheet and in the results of operations classified as discontinued operations:

	June 30, 2009	June 30, 2008
Inventory	$-0-	$745,473
Property, plant and equipment — net	-0-	27,494

Total assets of discontinued operations	$0	$772,967

	For the Twelve Months Ended
	June 30,
	2009	2008
Revenues	$3,788,669	$4,495,568

Income from discontinued operations, before tax	$1,016,451	$900,693
Income tax expense	345,593	364,781

Income from discontinued operations, net of tax	670,858	535,912

Gain on sale of discontinued operations, before tax	2,671,077	-0-
Income tax benefit	10,683	-0-

Gain on sale of discontinued operations, net of tax	2,681,760	-0-

Net income from discontinued operations, net	$3,352,618	$535,912

Liquidity and Capital Resources:
Working capital at June 30, 2009 and June 30, 2008 was $8,161,000 and $8,841,000, respectively. For the year ended June 30, 2009, cash used in operations totaled $3,190,000. The major use of cash from operations was related to decreased accounts payable of approximately $3,269,000, increase in accounts receivable of $1,418,000, gain on disposal of PP&E of $260,000, deferred income of $63,000, income taxes of $16,000, partially offset by changes in inventory of $2,902,000, during the year ended June 30, 2009. For the fiscal year 2009, cash provided by investing activities totaled $857,000, primarily consisting of the purchase of property, plant and equipment during the regular course of business offset by the proceeds from the sale of the Company’s investment in Focus in the amount of $ 1,516,866. For the fiscal year 2009, cash provided by financing activities was $16,233, primarily consisting of net proceeds from short-term borrowings of $29,223,544, offset by principal payments of approximately $28,936,964 and lease obligations of $270,347.

The Company maintains cash balances at various financial institutions. At June 30, 2009, these financial institutions held cash that was approximately $2,722,675 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.
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
The Credit Agreements, as amended, contain financial covenants requiring that the Borrowers (i) on a consolidated basis have a Net Income (as defined in the Credit Agreements) of not less than (a) $100,000 for the fiscal quarter ended March 31, 2009 and (b) $130,000 for the fiscal quarter ending June 30, 2009 and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At June 30, 2009, the Borrowers were in compliance with these covenants.
The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At June 30, 2009, the balance outstanding under the Credit Agreement was $2,633,059 and an additional $511,290 was available under this line of credit.
Labcaire has a debt purchase agreement with The Royal Bank of Scotland. The amount of this facility bears interest at the bank’s base rate plus 2% and fluctuates based upon the outstanding United Kingdom and European receivables. The agreement expires September 30, 2010. The agreement covers all United Kingdom and European sales. At June 30, 2009, the balance outstanding under this credit facility was $1,820,891 and Labcaire was in compliance with all financial covenants.
Labcaire had an overdraft facility with Lloyds Bank, which was secured by the Labcaire building. All amounts borrowed under the facility were paid when the Labcaire building was sold and the overdraft facility was cancelled.
Commitments

The Company has commitments under a revolving credit facility, note payable and capital and operating leases that will be funded from operating sources. At June 30, 2009, the Company’s contractual cash obligations and commitments relating to the revolving credit facilities, note payable and capital and operating leases are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Revolving credit facilities	$4,453,950	$—	$—	$—	$4,453,950
Note payable	261,485	—	—	—	261,485
Capital leases	180,970	27,716	—	—	208,686
Operating leases	1,111,174	982,074	410,541	594,720	3,098,509

	$6,007,579	$1,009,790	$410,541	$594,720	$8,022,630

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

Critical Accounting Policies:
General: Financial Reporting Release No. 60, which was released by the SEC in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report includes a summary of the Company’s significant accounting policies and methods used in the preparation of its financial statements. The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following are our more critical estimates and assumptions used in the preparation of our consolidated financial statements.
Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.
Inventories: Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower cost (determined by the first-in, first-out method) or market. At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence. Our evaluation includes an analysis of historical sales by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities, we record valuation reserves against all or a portion of the value of the related products to adjust their carrying value to estimated net realizable value. If future demand or market conditions are different from our projections, or if we are unable to rework excess or obsolete quantities into other products, we may change the recorded amount of inventory valuation reserves through a charge or reduction in cost of product revenues in the period the revision is made.
Long Lived Assets: Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 8 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 8 years. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded.
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
In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 (“SFAS 141”) and 142 (“SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 replaced Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and requires the use of the purchase method for all business combinations initiated after June 30, 2001.
SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 142. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of identifiable intangible assets, in-process research and development, and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2009 and 2008 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.
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
Stock-Based Compensation: Prior to July 1, 2005, the Company accounted for stock option plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) and SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. The fair value of the stock options is estimated based upon option price, volatility, the risk free rate, and the average time the shares are held. It is then amortized over the vesting period. See Note 8 of the Company’s consolidated financial statements for additional information regarding stock-based compensation.
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
Foreign Exchange Rates:
Approximately 38% of the Company’s revenues in fiscal 2009 were received in British Pounds. To the extent that the Company’s revenues are generated in British Pounds, its operating results are translated for reporting purposes into U.S. Dollars using weighted average rates of 1.61 and 2.00 for the fiscal year ended June 30, 2009 and 2008, respectively. A strengthening of the British Pound, in relation to the U.S. Dollar, will have the effect of increasing reported revenues and profits, while a weakening of the British Pound will have the opposite effect. Since the Company’s operations in England generally sets prices and bids for contracts in British Pounds, a strengthening of the British Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. Misonix, Ltd. invoices certain customers in Euros and as a result there is an exchange rate exposure between the British Pound and the Euro. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements.

Item 8. Financial Statements and Supplemental Data.
The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See “Index to Consolidated Financial Statements” on page 40.
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
Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2009.
This Annual Report does not include an attestation report of the Company’s current independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.
The Company currently has six Directors. Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

			Director
Name	Age	Principal Occupation	Since

John Gildea	66	Director	2004

Howard Alliger	82	Director	1971

Dr. Charles Miner III	58	Director	2005

T. Guy Minetti	58	Director	2003

Thomas F. O’Neill	63	Director	2003

Michael A. McManus, Jr.	66	Director, President and Chief Executive Officer	1998

Richard Zaremba	54	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	—

Michael C. Ryan	63	Senior Vice President, Medical Division

Dan Voic	47	Vice President of Research and Development and Engineering	—

Ronald Manna	55	Vice President of New Product Development and Regulatory Affairs	—

Frank Napoli	52	Vice President of Operations	—
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

T. Guy Minetti is an independent management consultant. He founded and was the Managing Director of Senior Resource Advisors LLC, a management consulting firm, from 2005 through 2008. Prior to being Managing Director of Senior Resource Advisors LLC, Mr. Minetti served as the Vice Chairman of the Board of Directors of 1-800-Flowers.Com, a publicly-held specialty gift retailer based in Westbury, New York. Before joining 1-800-Flowers.Com in 2000, Mr. Minetti was the Managing Director of Bayberry Advisors, an investment-banking boutique he founded in 1989 to provide corporate finance advisory services to small-to-medium-sized businesses. From 1981 through 1989, Mr. Minetti was a Managing Director of the investment banking firm, Kidder, Peabody & Company. While at Kidder, Peabody, Mr. Minetti worked in the investment banking and high yield bond departments. Mr. Minetti is a graduate of St. Michael’s College.
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

Executive officers are elected annually by, and serve at the discretion of, the board of directors.

	DIRECTOR COMPENSATION FOR THE 2009 FISCAL YEAR
	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total
Michael A. McManus, Jr.	—	—	—

John Gildea	22,000	22,524	44,524

Howard Alliger	15,000	22,524	37,524

Dr. Charles Miner III	22,000	22,524	44,524

T. Guy Minetti	29,000	22,524	51,524

Thomas F. O’Neill	22,000	22,524	44,524
Outstanding options at fiscal year end for Messrs. O’Neill and Minetti are 75,000 shares; Mr. Alliger is 85,000 shares and Messrs. Gildea and Miner are 45,000 shares. Each non-employee director receives an annual fee of $15,000. The Chairman of the Audit Committee receives an additional $10,000 per year cash compensation and other members of the Audit Committee receive an additional $5,000 per year cash compensation. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.
Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act
Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the National Association of Securities Dealers, Inc. (the “NASD”). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2009.
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
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview of Compensation Program and Philosophy
Our compensation program is intended to:
•	Attract, motivate, retain and reward employees of outstanding ability;
•	Link changes in employee compensation to individual and corporate performance;
•	Align employees’ interests with those of the shareholders.

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

Tax deductibility of Executive Compensation
Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2009, there was no executive officer’s compensation that exceeded $1,000,000.
The following table sets forth information for the fiscal year ended June 30, 2009 concerning the compensation awarded to, earned by or paid to our named executive officers during fiscal 2008 for services rendered to the Company:
SUMMARY COMPENSATION TABLE FOR THE 2009 FISCAL YEAR

Name and Principal	Fiscal Year			Options
Position	Ended June 30,	Salary ($)	Bonus ($)	Awards ($)	Total ($)

Michael A. McManus, Jr.	2009	275,000	11,458	107,000	393,458
President and Chief Executive Officer	2008	275,000	200,000	—	475,000

Richard Zaremba	2009	192,100	8,000	23,032	223,132
Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2008	189,303	24,000	23,430	236,733

Dan Voic	2009	149,350	7,500	19,113	175,963
Vice President of Research and Development and Engineering	2008	143,789	22,000	23,430	189,219

Ronald Manna	2009	110,236	2,300	8,503	121,039
Vice President — New Product Development and Regulation Affairs	2008	114,683	7,000	11,715	133,398

Frank Napoli	2009	127,924	2,000	7,357	137,281
Vice President — Operations	2008	125,341	6,000	9,372	140,713

Michael Ryan	2009	225,000	8,000	23,032	256,022
Senior Vice President-Medical Division	2008	152,677	—	43,500	196,177

Employment Agreements
Effective July 1, 2009, the Company entered into a new employment agreement with its President and Chief Executive Officer. The agreement expires on June 30, 2010 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. The agreement provides for an annual base compensation of $275,000 and a Company-provided automobile. The agreement also provides for a bonus based upon achievement of his annual goals and objectives as determined by the Compensation Committee of the Board of Directors.
In conformity with the Company’s policy, all of its directors, officers and employees execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company’s business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without the prior approval of the Company. Mr. Zaremba has an agreement for the payment of six months’ annual base salary upon a change in control of the Company. Mr. McManus is entitled in the event of a change of control to payment of two times his total compensation (annual base salary plus bonus) at the highest rate paid during the period of employment, payable in a lump sum written 60 days of termination of employment. The Company’s employment agreement with Mr. McManus also contains non-competition provisions that preclude him from competing with the Company for a period of 18 months from the date of his termination of employment.

	OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised
	Options (#)	Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
Michael A. McManus, Jr.	250,000	—		7.375	10/13/10
	150,000	—		6.07	10/17/11
	150,000	—		5.10	09/30/12
	125,000	—		4.66	11/01/13
	125,000	—		5.18	11/01/14
	—	100,000	(6)	1.91	11/04/18
Richard Zaremba	7,500	—		7.3125	08/09/10
	7,500	—		6.12	05/08/11
	16,000	—		6.07	10/17/11
	20,000	—		5.10	09/30/12
	15,000	—		4.70	09/16/13
	12,000	—		8.00	09/15/14
	8,000	—		7.60	09/27/15
	3,000	1,000	(1)	5.82	02/07/16
	6,000	6,000	(2)	3.45	10/20/16
	2,500	7,500	(3)	4.04	09/04/17
	—	18,000	(5)	2.04	09/26/18
	—	5,000	(7)	.85	12/11/18
Dan Voic	7,500	—		7.3125	08/09/10
	2,210	—		6.07	10/17/11
	6,700	—		5.10	09/30/12
	15,000	—		4.70	09/16/13
	12,000	—		8.00	09/15/14
	4,000	—		7.60	09/26/15
	1,667	833	(1)	5.82	02/07/16
	4,000	4,000	(2)	3.45	10/20/16
	2,500	7,500	(3)	4.04	09/04/17
	—	15,000	(5)	2.04	09/26/18
	—	4,000	(7)	.85	12/11/18
Ronald Manna	15,000	—		7.3125	08/09/10
	10,000	—		6.07	10/17/11
	5,000	—		5.10	09/30/12
	4,000	—		8.00	09/15/14
	2,000	—		7.60	09/15/15
	750	250	(1)	5.82	02/07/16
	1,500	1,500	(2)	3.45	10/20/16
	1,250	3,750	(3)	4.04	09/04/17
	—	7,000	(5)	2.04	09/26/18
	—	1,000	(7)	.85	12/11/18
Frank Napoli	2,000	—		7.60	09/26/15
	750	250	(1)	5.82	02/07/16
	2,000	2,000	(2)	3.45	10/20/16
	1,000	3,000	(3)	4.04	09/04/17
	—	6,000	(5)	2.04	09/26/18
	—	1,000	(7)	.85	12/11/18
Michael Ryan	3,750	11,250	(4)	4.98	11/06/17
	—	18,000	(5)	2.04	09/26/18
	—	5,000	(7)	.85	12/11/18

(1)	Options issued 02/07/06 and vest equally over 4 years

(2)	Options issued 10/20/06 and vest equally over 4 years

(3)	Options issued 09/5/07 and vest equally over 4 years

(4)	Options issued 11/7/07 and vest equally over 4 years

(5)	Options issued 09/29/08 and vest equally over 4 years

(6)	Options issued 11/4/08 and vest equally over 4 years

(7)	Options issued 12/11/08 and vest equally over 4 years

Stock Options
In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the “1991 Plan”) which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2009, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued). There are no shares available for future grants.
In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2009, options to purchase 71,000 shares were outstanding at exercise prices ranging from $5.10 to $7.60 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 160,000 shares were outstanding at exercise prices ranging from $3.21 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2009, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 392,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2009, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised and options to purchase 90,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.
In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2009, options to purchase 290,575 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2009, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 201,852 shares under the 1998 Plan have been forfeited (of which options to purchase 79,702 shares have been reissued). At June 30, 2009, there were no shares available for future grants.
In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2009, options to purchase 841,843 shares were outstanding under the 2001 Plan at exercise prices ranging from $3.45 to $8.00 per share with a vesting period of one to four years. At June 30, 2009, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 197,757 shares under the 2001 Plan have been forfeited (of which 159,577 options have been reissued). At June 30, 2009, there were 29,851 shares available for future grants.
In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the “2005 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the “2005 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2009, there were 256,500 options to purchase shares outstanding under the 2005 Plan at exercise prices ranging from $.85 to $4.98 per share with a vesting period of four years. At June 30, 2009, there were no options exercised under the 2005 Plan and 3,500 shares have been forfeited (of which no options have been reissued). At June 30, 2009, 243,500 shares were available for future grants under the 2005 Plan. At June 30, 2009, options to purchase 150,000 shares were outstanding under the 2005 Directors Plan at an exercise price ranging from $2.66 to $5.42 with a vesting period over three years. At June 30, 2009, there were no options exercised and 50,000 shares were available for future grants under the 2005 Directors Plan.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth as of September  25, 2009, certain information with regard to the ownership of the Company’s Common Stock by (i) each beneficial owner of 5% or more of the Company’s Common Stock; (ii) each director; (iii) each executive officer named in the “Summary Compensation Table” above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

			Percent
	Common Stock		of
Name and Address (1)	Beneficially Owned		Class

Michael A. McManus, Jr.	1,044,251	(2)	13.3
Dimensional Fund Advisors LP	518,011		7.4
Gary Gelman	458,947		6.6
Howard Alliger	311,508	(3)	4.4
Richard Zaremba	129,500	(4)	1.8
T. Guy Minetti	92,000	(5)	1.3
Dan Voic	77,083	(6)	1.1
Thomas F. O’Neill	67,000	(7)	*
Ronald Manna	66,894	(8)	*
John W. Gildea	30,000	(9)	*
Charles Miner	30,000	(10)	*
Michael Ryan	17,500	(11)	*
Frank Napoli	8,750	(12)	*

All executive officers and Directors as a group (eleven people)

	1,874,486	(13)	22.6

*	Less than 1%

(1)
Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Mr. Gelman has an office address c/o American Claims Evaluation, Inc., One Jericho Plaza, Jericho, New York, 11753. Dimensional Fund Advisors LP has a principal business office at 1299 Ocean Avenue, Santa Monica, CA 90401.

(2)	Includes 825,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(3)	Includes 55,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.

(4)	Includes 103,000 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.

(5)	Includes 60,000 shares which Mr. Minetti has the right to acquire upon exercise of stock options which are currently exercisable.

(6)	Includes 60,077 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.

(7)	Includes 60,000 shares which Mr. O’Neill has the right to acquire upon exercise of stock options which are currently exercisable.

(8)	Includes 41,500 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.

(9)	Includes 30,000 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.

(10)	Includes 30,000 shares which Dr. Miner has the right to acquire upon exercise of stock options which are currently exercisable.

(11)	Includes 7,500 shares which Mr. Ryan has the right to acquire upon exercise of stock options which are currently exercisable.

(12)	Includes 7,750 shares which Mr. Napoli has the right to acquire upon exercise of stock options which are currently exercisable.

(13)	Includes the shares indicated in notes (2), (3), (4), (5), (6), (7), (8), (9), (10), (11) and (12).
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.

Item 14. Principal Accountant Fees and Services.
Audit Fees:
Grant Thornton LLP (“Grant Thornton”) billed the Company $379,361 and $263,294 in the aggregate for services rendered for the audit of the Company’s 2009 and 2008 fiscal years, respectively, and the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2009 and 2008 fiscal years, respectively.
Audit-Related Fees:
Grant Thornton did not render any audit-related services, as defined by the SEC, to the Company for the fiscal years ended June 30, 2009 and 2008.
Tax Fees:
Grant Thornton did not render any tax related services, as defined by the SEC, to the Company for the Company’s fiscal years 2009 and 2008.
All Other Fees:
Grant Thornton did not render any other services to the Company for the Company’s fiscal years 2009 and 2008.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

		Schedule II — Valuation and Qualifying Accounts and Reserves.

	3.	Exhibits

3	(a)	Restated Certificate of Incorporation of the Company. (1)

3	(b)	By-laws of the Company. (23)

10	(a)	Lease extension and modification agreement dated October 31, 1992. (3)

10	(b)	Stock Option Plan. (1)

10	(g)	Settlement and License Agreement dated March 12, 1984 between the Company and Mettler Electronics Corporation. (1)

10	(j)	Assignment Agreement between the Company and Robert Ginsburg. (2)

10	(k)	Subscription Agreement between the Company and Labcaire. (2)

10	(l)	Option Agreements between the Company and each of Graham Kear, Geoffrey Spear, John Haugh, Martin Keeshan and David Stanley. (2)

10	(n)	Form of Director’s Indemnification Agreement. (2)

10	(u)	Option Agreement dated September 11, 1995 between the Company and Medical Device Alliance, Inc. (4)

10	(w)	Amendment to agreement with principal shareholders of Labcaire Systems Ltd. (5)

10	(y)	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (6)

10	(z)	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (6)

10	(aa)	Amendment No. 1 dated January 23, 1997 to Underwriters’ Warrant Agreement. (6)

10	(bb)	1996 Non-Employee Director Stock Option Plan. (7)

10	(cc)	1996 Employee Incentive Stock Option Plan. (7)

10	(ee)	1998 Employee Stock Option Plan. (8)

10	(ff)	Investment Agreement, dated as of May 3, 1999, by and between the Company and Focus Surgery, Inc. (10)

10	(gg)	Investment Agreement dated October 14, 1999 by and between the Company and Hearing Innovations, Inc. (10)

10(ii)	Exclusive License Agreement dated as of February, 2001 between the Company and Medical Device Alliance, Inc. (10)

10(jj)	Stock Purchase Agreement dated as of November 4, 1999 between the Company and Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems. (10)

10(kk)	6% Secured Convertible Debenture, dated April 12, 2001, by Focus Surgery, Inc. payable to the Company. (9)

10(ll)	Asset Purchase Agreement dated January 16, 2001, by and among the Company, Fibra-Sonics, Inc., Mary Anne Kirchschlager, James Kirchschlager and James Conrad Kirchschlager. (9)

10(mm)	Purchase and Sale Agreement, dated July 28, 2000, by and between CraMar Technologies, Inc., Acoustic Marketing Research, Inc. and Randy Muelot. (9)

10(oo)	5.1% Secured Convertible Debenture, dated November 7, 2000, by Focus Surgery, Inc. payable to the Company. (9)

10(pp)	Asset Purchase Agreement by and between Perceptron, Inc. and Acoustic Market Research, Inc. d/b/a Sonora Medical Systems. (9)

10(qq)	First Amendment to Employment Agreement, dated October 13, 2000, by and between the Company and Michael A. McManus, Jr. (9)

10(ss)	6 % Secured Convertible Debenture, dated July 31, 2001, by Focus Surgery, Inc. payable to the Company. (11)

10(tt)	Second Amendment to Employment Agreement dated October 31, 2002 by and between the Company and Michael A. McManus, Jr. (12)

10(uu)	Amendment No. 4 to the Loan and Security Agreement. (14)

10(vv)	Letter Agreement dated as of February 13, 2006. (15)

10(ww)	Amendment No. 5 to the Loan and Security Agreement. (15)

10(xx)	Letter Agreement dated as of May 12, 2006. (16)

10(yy)	Amendment No. 6 to the Loan and Security Agreement. (16)

10(zz)	2005 Employee Equity Incentive Plan. (17)

10(aaa)	2005 Non-Employee Director Stock Option Plan. (17)

10(bbb)	Letter Agreement dated as of September 12, 2006. (18)

10(ccc)	Amendment No. 7 to the Loan and Security Agreement. (18)

10(ddd)	Letter Agreement dated November 14, 2006. (19)

10(eee)	Credit and Security Agreement, dated December 29, 2006, By and Between MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated and Wells Fargo Bank, National Association Acting through its Wells Fargo Business Credit operating division. (20)

10(fff)	Credit and Security Agreement (Ex-Im Subfacility), dated December 29, 2006, By and Between MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated and Wells Fargo Bank, National Association Acting through its Wells Fargo Business Credit operating division. (20)

10	(ggg)	Export-Import Bank of the United States Working Capital Guarantee Program, Borrower Agreement, dated December 29, 2006, made by MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated. (20)

10	(hhh)	Security Agreement, dated as of December 29, 2006, by and between MISONIX, INC. and Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division. (20)

10	(iii)	Patent and Security Agreement, dated as of December 29, 2006, by and between MISONIX, INC. and Wells Fargo Bank, National Association Acting through its Wells Fargo Business Credit operating division. (20)

10	(jjj)	Letter Agreement, dated December 29, 2006, by and between MISONIX, INC. and Bank of America, N.A. (20)

10	(kkk)	Amendment to Credit and Security Agreement dated May 10, 2007, by and among MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations Incorporated and Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division. (21)

10	(lll)	Settlement Agreement dated as of August 30, 2007, by and between MISONIX, INC. and William H. Phillips. (22)

10	(mmm)	Stock Purchase Agreement dated as of March 3, 2008, by and among USHIFU, LLC, FS Acquisition Company, and Certain Stockholders of Focus Surgery, Inc. (24)

10	(nnn)	Amendment to Credit and Security Agreement, dated February 5, 2008, by and among MISONIX, INC., Acoustic Marketing Research, Inc. d/b/a/ Sonora Medical Systems and Hearing Innovations Incorporated and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (25)

10	(ooo)	Employment Agreement dated as of June 27, 2008, by and between MISONIX, INC. and Michael A. McManus, Jr. (26)

10	(ppp)	Asset Purchase Agreement, dated as of April 7, 2009, between iSONIX LLC, MISONIX, INC. and Sonics & Materials, Inc. (27)

10	(qqq)	Employment Agreement dated as of July 1, 2009, by and between MISONIX, INC. and Michael A. McManus, Jr. (28)

10	(rrr)	Share Purchase Agreement, dated August 4, 2009, between MISONIX, INC., Puricore International Limited and Puricore Plc. (29)

10	(sss)	Loan Note Instrument, dated August 4, 2009, between Puricore International Limited and Labcaire Systems Limited and Puricore Plc. (29)

14		Code of Ethics. (13)

21		Subsidiaries of the Company.

23.1		Consent of Grant Thornton LLP.

31.1		Rule 13a-14(a)/15d-14(a) Certification.

31.2		Rule 13a-14(a)/15d-14(a) Certification.

32.1		Section 1350 Certification.

32.2		Section 1350 Certification.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 33-43585).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 1992.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1993.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1995.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1996.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1997.

(7)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-78795).

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the fiscal year 2001.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the fiscal year 2002.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2003.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2004.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 30, 2005.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 17, 2006.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 18, 2006.

(17)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders held on December 14, 2005.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 29, 2006.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2006.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 04, 2007.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 16, 2007.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 7, 2007.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 9, 2008.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 5, 2008.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2008.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 27, 2008.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2009.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 14, 2009.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 6, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.
By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

Date: September 28, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr. Michael A. McManus, Jr.	President, Chief Executive Officer, and Director (principal executive officer)	September 28, 2009

/s/ Richard Zaremba Richard Zaremba	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 28, 2009

/s/ Howard Alliger Howard Alliger	Director	September 28, 2009

/s/ T. Guy Minetti T. Guy Minetti	Director	September 28, 2009

/s/ Thomas F. O’Neill Thomas F. O’Neill	Director	September 28, 2009

/s/ John Gildea John Gildea	Director	September 28, 2009

/s/ Charles Miner III Charles Miner III	Director	September 28, 2009

Item 15(a)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MISONIX, INC. and Subsidiaries
For the Two Years Ended June 30, 2009
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
MISONIX, INC. and Subsidiaries
We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under item 15 (a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Melville, New York
September 28, 2009

MISONIX INC. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2009	2008
Assets
Current assets:
Cash	$3,691,022	$1,873,863
Accounts receivable, less allowance for doubtful accounts of $440,077 and $376,998, respectively	8,658,560	7,986,802
Inventories, net	6,627,316	11,906,091
Deferred income taxes	1,235,902	1,562,279
Prepaid expenses and other current assets	1,174,106	904,737
Assets of discontinued operations	—	745,473

Total current assets	21,386,906	24,979,245

Property, plant and equipment, net	5,546,694	4,371,373
Deferred income taxes	1,299,388	1,280,217
Goodwill	5,765,698	5,784,542
Other assets	1,164,720	807,203
Assets of discontinued operations	—	27,494

Total assets	$35,163,406	$37,250,074

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$4,453,950	$4,470,389
Notes payable	261,485	246,888
Accounts payable	2,978,509	5,497,541
Accrued expenses and other current liabilities	3,498,670	4,760,115
Foreign income taxes payable	797,533	696,791
Current portion of deferred gain from sale and leaseback of building	1,054,543	159,195
Current maturities of capital lease obligations	180,970	307,325

Total current liabilities	13,225,660	16,138,244

Capital lease obligations	27,716	225,909
Deferred lease liability	274,501	348,502
Deferred income taxes	343,454	250,514
Deferred gain from sale and leaseback of building	—	1,273,772
Deferred income	308,287	371,452

Total liabilities	14,179,618	18,608,393

Commitments and contingencies

Minority interest	246,947	199,237

Stockholders’ equity:
Common stock, $.01 par value-shares authorized 20,000,000; 7,079,169 issued and 7,001,369 outstanding, respectively	70,792	70,792
Additional paid-in capital	25,251,412	25,052,539
Accumulated deficit	(3,824,003)	(6,630,170)
Accumulated other comprehensive (loss) income	(348,936)	361,707
Treasury stock, 77,800 shares	(412,424)	(412,424)

Total stockholders’ equity	20,736,841	18,442,444

Total liabilities and stockholders’ equity	$35,163,406	$37,250,074

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Operations

	Year ended June 30,
	2009	2008

Net sales	$39,790,155	$41,144,139

Cost of goods sold	23,786,201	23,378,587

Gross profit	16,003,954	17,765,552

Operating expenses:
Selling expenses	6,764,338	7,314,684
General and administrative expenses	9,009,280	10,518,550
Research and development expenses	2,450,010	2,758,737
Litigation expense	278,000	—

Total operating expenses	18,501,628	20,591,971

Operating loss from continuing operations	(2,497,674)	(2,826,419)

Other income (expense):
Interest income	46,737	37,871
Interest expense	(342,083)	(508,259)
Royalty income and license fees	616,336	727,157
Royalty expense	(122,655)	(300,504)
Foreign currency exchange gains (losses)	(52,570)	2,874
Recovery of Focus Surgery Inc. investment	1,516,866	—
Other	153,987	146,445

Total other income	1,816,618	105,584

Loss from continuing operations before minority interest and income taxes	(681,056)	(2,720,835)

Minority interest in net income of consolidated subsidiaries	43,878	46,176

Loss from continuing operations before income taxes	(724,934)	(2,767,011)
Income tax (benefit) provision	(178,483)	656,712

Net loss from continuing operations	(546,451)	(3,423,723)

Income from discontinued operations, net of tax of $345,293 and $364,781, respectively	670,858	535,912

Gain on sale of discontinued operations, inclusive of a tax benefit of $10,683	2,681,760	—

Net income from discontinued operations, net of tax	3,352,618	535,912

Net income (loss)	$2,806,167	$(2,887,811)

Loss per share — Basic from continuing operations	$(.08)	$(.50)

Income per share — Basic from discontinued operations	.48	.09

Income (loss) per share — Basic	$.40	$(.41)

Loss per share — Diluted from continuing operations	$(.08)	$(.50)

Income per share — Diluted from discontinued operations	.48	.09

Income (loss) per share — Diluted	$.40	$(.41)

Weighted average common shares outstanding — basic	7,001,369	7,001,369

Weighted average common shares outstanding — diluted	7,001,369	7,001,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the two years ended June 30, 2009

	Common Stock						Accumulated
	$.01 Par Value		Treasury Stock		Additional		other	Total
	Number		Number		paid-in	Accumulated	comprehensive	stockholders’
	of Shares	Amount	of shares	Amount	capital	deficit	income (loss)	equity

Balance, June 30, 2007	7,079,169	$70,792	(77,800)	$(412,424)	$24,871,444	$(3,507,788)	$384,617	$21,406,641
Net loss	—	—	—	—	—	(2,887,811)	—	(2,887,811)
Foreign currency translation adjustment	—	—	—	—	—	—	(22,910)	(22,910)

Comprehensive loss	—	—	—	—	—	—	—	(2,910,721)
Cumulative transition adjustment for FIN 48	—	—	—	—	—	(234,571)	—	(234,571)
Stock-based compensation	—	—	—	—	181,095	—	—	181,095

Balance, June 30, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,052,539	$(6,630,170)	$361,707	$18,442,444
Net income	—	—	—	—	—	2,806,167	—	2,806,167
Foreign currency translation adjustment	—	—	—	—	—	—	(710,643)	(710,643)

Comprehensive income	—	—	—	—	—	—	—	2,095,524
Stock-based compensation	—	—	—	—	198,873	—	—	198,873

Balance, June 30, 2009	7,079,169	$70,792	(77,800)	$(412,424)	$25,251,412	$(3,824,003)	$(348,936)	$20,736,841

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended June 30,
	2009	2008
Operating activities

Net loss from continuing operations	$(546,451)	$(3,423,723)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Bad debt expense	178,395	79,995
Deferred income tax expense	206,504	974,555
Depreciation and amortization and other non-cash items	1,262,363	1,591,241
(Gain) loss on disposal of property, plant and equipment	(259,754)	45,798
Deferred loss	(63,165)	(122,809)
Deferred leasehold costs	(202,939)	(191,497)
Minority interest in net (loss) income of subsidiaries	43,878	46,176
Stock-based compensation	198,873	181,095
Recovery of Focus Surgery, Inc. investment	(1,516,866)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,418,177)	(410,282)
Inventories	2,901,510	(745,692)
Income taxes	(16,311)	27,331
Prepaid expenses and other current assets	(316,401)	1,030,045
Other assets	(472,605)	(149,334)
Accounts payable and accrued expenses	(3,269,411)	1,203,611
Foreign income taxes payable	100,742	—

Net cash (used in) provided by operating activities	(3,189,815)	136,510

Investing activities

Acquisition of property, plant and equipment	(620,277)	(774,976)
Investment in UKHIFU Limited	(39,204)	(50,109)
Recovery of Focus Surgery, Inc. investment	1,516,866	—
Proceeds from sale of equipment	—	65,498
Acquisition of minority interest	—	(839,654)

Net cash provided by (used in) investing activities	857,385	(1,599,241)

(continued on next page)

MISONIX INC. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year ended June 30,
	2009	2008
Financing activities
Proceeds from short-term borrowings	$29,223,544	$25,830,933
Payments of short-term borrowings	(28,936,964)	(25,432,205)
Principal payments on capital lease obligations	(270,347)	(439,810)

Net cash provided by (used in) financing activities	16,233	(41,082)

Cash flows from discontinued operations
Net cash provided by operating activities	625,585	477,848
Net cash provided by investing activities	3,500,000	—
Net cash provided by financing activities	—	—

Net cash provided by discontinued operations	4,125,585	477,848

Effect of exchange rate changes on cash	7,771	(530)

Net increase (decrease) in cash	1,817,159	(1,026,495)
Cash at beginning of year	1,873,863	2,900,358

Cash at end of year	$3,691,022	$1,873,863

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$335,179	$521,128

Income taxes	$63,763	$19,607

Supplemental disclosure of non-cash investing and financing activities:
Capital lease additions	$33,107	$447,868

Inventory transferred to property, plant and equipment	$1,410,000	$—

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of MISONIX, INC. (“Misonix” or the “Company”) include the accounts of Misonix, its 100% owned subsidiary, Labcaire Systems, Ltd. (“Labcaire”), its 95% owned subsidiary, Acoustic Marketing Research, Inc. doing business as Sonora Medical Systems (“Sonora”), its 100% owned subsidiary, Misonix, Ltd., its 100% owned subsidiary, Hearing Innovations, Inc. (“Hearing Innovations”) and its 60% owned subsidiary UKHIFU Limited (“UKHIFU”). The Company’s investment in Focus Surgery, Inc. (“Focus”) (See Note 2) was reported using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.
In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general accounting standards and disclosure for subsequent events. We adopted SFAS 165 during the fourth quarter of fiscal 2009. In accordance with SFAS 165, we have evaluated subsequent events through the date and time these financial statements were issued on September 28, 2009.
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
In fiscal 2009, approximately 50% of the Company’s net sales were to foreign markets. Labcaire manufactures and sells the Company’s fume enclosure line, as well as its own range of laboratory and medical environmental control products, and represented approximately 70% of the Company’s net sales to foreign markets. Labcaire also distributes the Company’s ultrasonic equipment for use in scientific and industrial markets, predominately in the United Kingdom. Sales by the Company in other major industrial countries are made primarily through distributors.
On April 7, 2009, the Company sold the assets of its Ultrasonic Laboratory Products business to iSonix LLC (“iSonix”), a wholly owned subsidiary of Sonics and Materials, Inc., for a cash payment of $3.5 million. The gain on the sale plus the results of operations from the Ultrasonic Laboratory Products business are shown net of tax from discontinued operations. The prior year financial results have been presented to reflect the Ultrasonic Laboratory Products business as a discontinued operation.
Sonora is located in Longmont, Colorado, and is an ISO 9001 certified refurbisher of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry. Sonora also offers a full range of aftermarket products and services such as its own ultrasound probes and transducers, and other services that can extend the useful life of its customers’ ultrasound imaging systems beyond the usual five to seven years.
On September 6, 2007, but effective August 30, 2007, the Company and William H. Phillips (“Phillips”) entered into a Settlement Agreement (the “Agreement”). Pursuant to the Agreement, the Company and Phillips resolved certain disputes between them concerning the purchase price to be paid by the Company for shares of the common stock of Acoustic owned by Phillips, which represented 5% of the total shares outstanding. The Company owned 90% percent of the outstanding shares of Acoustic prior to the execution of the Agreement.
Pursuant to the Agreement, the Company paid Phillips the aggregate sum of $1,214,780 for 5% of Sonora. The Company paid Phillips $296,118 on June 7, 2007, $311,272 on August 30, 2007, $306,220 on November 28, 2007 and the final installment of $301,169 on February 28, 2008. As of June 30, 2008 the Company owns 95% of the outstanding common shares of Sonora.
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

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
On August 5, 2009, the Company sold its Labcaire subsidiary to PuriCore International Limited (“PuriCore”) for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The carrying value of the net assets of Labcaire at June 30, 2009 was $562,000. The net assets and results of operations for Labcaire are presented in the continuing operations for all periods presented. Sales for Labcaire were $14 million and $13.6 million for the years ended June 30, 2009 and 2008, respectively. Labcaire reported pre-tax net losses of $175,000 and $522,000 for the years ended June 30, 2009 and 2008, respectively.
UKHIFU was incorporated in the United Kingdom in March 2006. UKHIFU operates in the U.K. and invoices in British pounds and its sales represented 2% of the net sales to foreign markets in fiscal 2009. UKHIFU is in the business of providing Sonablate 500® equipment to doctors, on a fee for service basis, to use for the ablation of cancerous tissue in the prostate and is the sales/marketing and service arm of the Company in the UK for Sonablate 500 equipment.
In addition to the original investment, the Company made payments of approximately $39,000 and $50,000 to Imaging Equipment during the years ended June 30, 2009 and June 30, 2008, respectively. The additional payments were recorded as goodwill and the Company’s equity position remains at 60%.
Misonix, Ltd. was incorporated in the United Kingdom on July 19, 1993. Misonix, Ltd. operates in the U.K. and invoices in Euros and its sales represented 5% of net sales to foreign markets for fiscal 2009. This business is the sales, marketing, distribution and servicing arm for the Company’s medical device products in Europe.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2009 and 2008. Cash balances outside the United States totaled $208,373 and $167,128 at June 30, 2009 and 2008, respectively.
The Company maintains cash balances at various financial institutions. At June 30, 2009, these financial institutions held cash that was approximately $2,722,675 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.
Major Customers and Concentration of Credit Risk
Included in sales of the medical devices segment are sales to United States Surgical Corporation (“USS”) in 2009 and 2008 of approximately $3,467,000 and $3,629,000 respectively. Total royalties from USS related to their sales of the Company’s ultrasonic cutting product which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery, were approximately $590,000 and $691,000 during the fiscal years ended June 30, 2009 and 2008, respectively. Accounts receivable from this customer were approximately $382,000 and $885,000 at June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, the Company’s accounts receivable with customers outside the United States were approximately $5,182,000 and $4,162,000, respectively, of which $3,686,000 and $2,608,000, respectively, related to its Labcaire operations. The Company utilizes letters of credit on foreign or export sales where appropriate.
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

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 8 years. Prior to its sale, depreciation of the Labcaire building was provided using the straight-line method over the estimated useful life of 50 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and make adjustments if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 8 years.
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
Long-Lived Assets
The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2009 and 2008.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of the common stock of Labcaire, 95% of the common stock of Sonora and the acquisitions of assets of Fibra Sonics, Sonic Technologies and CraMar and an equity interest in UKHIFU.
In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 (“SFAS 141”) and 142 (“SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 replaced Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and requires the use of the purchase method for all business combinations initiated after June 30, 2001.
SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate goodwill might be impaired. With the adoption of SFAS 142, as of July 1, 2001, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable in accordance with SFAS 142. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of identifiable intangible assets, in-process research and development, and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2009 and 2008 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
Other Assets and Intangibles
The cost of acquiring or processing patents, trademarks, and other intellectual properties is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $708,641 and $487,000 at June 30, 2009 and 2008, respectively. Accumulated amortization totaled $303,175 and $299,000 at June 30, 2009 and 2008, respectively. Amortization expense for the years ended June 30, 2009 and 2008 was approximately $61,000 and $75,000, respectively.
The following is a schedule of estimated future amortization expense as of June 30, 2009:

2010	$68,000
2011	61,000
2012	58,000
2013	55,000
2014	54,000
Thereafter	383,000

$676,000

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
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) which was effective for the Company on July 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. The Company classifies income tax related interest and penalties as a component of income tax expense.
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

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
Valuation of Deferred Income Taxes
The Company accounts for income taxes in accordance with SFAS 109. The Company would record a valuation allowance when based on the weight of available evidence, it is more likely than not that the amount of future tax benefit would not be realized. While the Company believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the last four fiscal years, the Company was no longer able to conclude that, based upon the weight of available evidence, it was “more likely than not” that its previously recorded deferred tax asset of $7.4 million would be realized. However, the Company reduced its valuation allowance by approximately $600,000 because the Company sold its Ultrasonic Laboratory product line, which resulted in a capital gain, and could be utilized against the capital losses incurred from the equity in Focus and Hearing Innovations.
Net Income (Loss) Per Share
In accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”), basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the two years ended June 30, 2008 and 2009 were options to purchase 1,822,841 shares and 1,799,918 shares, respectively.
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
Advertising Expense
The cost of advertising is expensed as of the first showing. The Company incurred approximately $380,000 and $464,000 in advertising costs during the years ended June 30, 2009 and 2008, respectively.
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

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
Shipping and Handling
Shipping and handling fees for the years ended June 30, 2009 and 2008 were approximately $477,000 and $478,000, respectively, and are reported as a component of net sales. Shipping and handling costs for the years ended June 30, 2009 and 2008 were approximately $232,000 and $454,000, respectively, and are reported as a component of selling expenses.
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
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (“SFAS 168”). SFAS 168 will be the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that SFAS 168 will not have a material impact on its consolidated financial statements upon adoption.
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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP FAS 142-3 applies to all intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated results of operations, financial position and cash flows.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
2. Acquisitions
Focus Surgery, Inc.
On May 3, 1999, the Company invested $3,050,000 to obtain an approximately 20% equity interest in Focus, a privately-held technology Company and representation on its Board of Directors. Additionally, the Company had options and warrants to purchase an additional 5% of the equity of Focus. The agreement provides for a series of development and manufacturing agreements whereby the Company would upgrade existing Focus products and create new products based on high intensity focused ultrasound (“HIFU”) technology for the non-invasive treatment of tissue for certain medical applications. The Company has the optional rights to market and sell several other high potential HIFU applications for treatment of both benign and cancerous tumors of the breast, liver and kidney and had the right of first refusal to purchase 51% of the equity of Focus. The Company’s portions of the net losses of Focus were recorded since the date of acquisition. During fiscal 2001, the Company evaluated the investment with respect to the financial performance and the achievement of specific targets and goals and determined that the equity investment was impaired and therefore the Company recorded an impairment loss in the amount of $1,916,398. The net carrying value of the investment at June 30, 2009 and 2008 is $0. Under the equity method of accounting, if the equity investment was ever deemed not impaired, the Company would have to record its share of Focus’ losses since 2001 before the Company can record income from Focus. Focus’ unaudited net loss in fiscal year 2008 was $513,000.
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
For the two years ended June 30, 2009
In May 2004, the Company’s ownership was reduced to 13% due to additional preferred stock issued by Focus.
Had the Company converted the 5.1% Focus Debenture, 6% Focus Debenture and Focus Debenture, and exercised all warrants, the Company would have held an interest in Focus of approximately 18%.
The Company has subcontracted Focus to perform research and development activities for which the Company paid $52,000 and $229,000 to Focus in fiscal 2009 and 2008, respectively, which is recorded as research and development expenses and selling expenses in the accompanying statements of operations. During fiscal 2004, Focus entered into an exclusive agreement with the Company to distribute the Sonablate® 500 in the European market. The Company has purchased approximately $473,000 and $510,000 of product from Focus during fiscal 2009 and 2008, respectively. Total sales to Focus were approximately $772,000 and $492,000 for the fiscal years ended June 30, 2009 and 2008, respectively. Trade accounts receivable due from Focus at June 30, 2009 and 2008 were approximately $148,000 and $86,000, respectively. Accounts payable to Focus totaled approximately $4,000 at June 30, 2009 and $498,000 at June 30, 2008.
On March 3, 2008, the Company, USHIFU, LLC (“USHIFU”), FS Acquisition Company and certain other stockholders of Focus entered into a Stock Purchase Agreement (the “Focus Agreement”). The closing of the transactions contemplated by the Focus Agreement took place on July 1, 2008. Pursuant to the Focus Agreement, the Company sold to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company also received $679,366.33, fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus, with the remaining fifty percent (50%) of such amount or $679,366.33 to be due on January 1, 2010. Upon collection, such payment will be recognized as a gain. Interest payable quarterly, commencing October 1, 2008, at the rate of eight (8%) per annum will be paid on the balance due the Company. USHIFU and Focus have each granted the Company a security interest in certain of their assets to secure the amount owed. The Company is also a party to an inter-creditor agreement with USHIFU, Focus and one of the other former stockholders of Focus with respect to the collateral securing the amount owed the Company. As a result of this transaction, the Company reported a gain of $1.5 million which was reported in “Other income” in the accompanying statement of operations for the fiscal year ended June 30, 2009.
UKHIFU Limited
On March 27, 2006 the Company, through its wholly owned subsidiary Misonix Ltd., acquired a 60% equity position in UKHIFU from Imaging Equipment which owns the remaining 40%. UKHIFU is in the business of distributing and servicing equipment for the ablation of cancerous tissue in the prostate.
In addition to the original investment, the Company made payments of approximately $39,000 and $50,000 to Imaging Equipment during the years ended June 30, 2009 and 2008, respectively. The additional payments were recorded as goodwill.
3. Discontinued operations
The following amounts relate to the Ultrasonic Laboratory Products business that have been segregated from the Company’s continuing operations and are reported as “assets of discontinued operations” in the consolidated balance sheet and in the results of operations classified as discontinued operations:

	June 30, 2009	June 30, 2008
Inventory	$-0-	$745,473
Property, plant and equipment — net	-0-	27,494

Total assets of discontinued operations	$0	$772,967

	For the Twelve Months Ended
	June 30,
	2009	2008
Revenues	$3,788,669	$4,495,568

Income from discontinued operations, before tax	$1,016,451	$900,693
Income tax expense	345,593	364,781

Income from discontinued operations, net of tax	670,858	535,912

Gain on sale of discontinued operations, before tax	2,671,077	-0-
Income tax benefit	10,683	-0-

Gain on sale of discontinued operations, net of tax	2,681,760	-0-

Net income from discontinued operations, net	$3,352,618	$535,912

4. Inventories
Inventories are summarized as follows:

	June 30,
	2009	2008
Raw materials	$3,617,417	$5,917,331
Work-in-process	1,850,045	3,060,547
Finished goods	2,511,170	4,870,587

	7,978,632	13,848,465
Less: valuation reserve	1,351,316	1,942,374

	$6,627,316	$11,906,091

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30,
	2009	2008
Machinery and equipment	6,089,900	6,188,811
Furniture and fixtures	1,709,322	1,737,265
Automobiles	1,136,019	1,448,598
Leasehold improvements	805,515	802,500
Demonstration and consignment inventory	3,528,773	2,063,898

	13,269,529	12,241,072
Less: accumulated depreciation and amortization	7,722,835	7,869,699

	$5,546,694	$4,371,373

Included in machinery and equipment and furniture and fixtures at June 30, 2009 and 2008 are approximately $0 and $39,000, respectively, of data processing equipment and telephone equipment under capital leases with related accumulated amortization of approximately $0 and $36,000, respectively. Also, included in automobiles as of June 30, 2009 and 2008, are approximately $593,000 and $749,000, respectively, of automobiles under capital leases with accumulated amortization of approximately $233,000 and $175,000, respectively. The Company leased approximately $396,000 and $448,000 of automobiles and equipment under capital lease arrangements during the years ended June 30, 2009 and 2008, respectively.
Depreciation and amortization of property, plant and equipment totaled approximately $1,192,000 and $1,486,000 for the years ended June 30, 2009 and 2008, respectively.
Labcaire sold its building in the United Kingdom in June 2007 in a sale and leaseback transaction with TESCO Ltd. (“Tesco”). Tesco is utilizing the property to expand its operations which will require Labcaire to relocate to another facility upon Tesco’s receiving permission to expand from the local authorities. Labcaire sold the building for $3.6 million and recorded a deferred gain of $1.6 million which will be amortized over the 10-year lease period.
6. Revolving Credit Facilities
On December 29, 2006 the Company and its subsidiaries, Sonora and Hearing Innovations (collectively referred to as the “Borrowers”“) and Wells Fargo Bank entered into a (i) Credit and Security Agreement and (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”).
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
The Credit Agreements contain financial covenants requiring that the Borrowers (i) on a consolidated basis must have a Net Income (as defined in the Credit Agreements) of not less than $130,000 for the fiscal quarter ending June 30, 2009; and (ii) not incur or contract to incur Capital Expenditures (as defined in the Credit Agreements) of more than $1,000,000 in the aggregate in any fiscal year or more than $1,000,000 in any one transaction. At June 30, 2009, the Borrowers were in compliance with these covenants.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreement). The Borrowers must maintain a minimum outstanding amount of $1,250,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At June 30, 2009, the balance outstanding under the Credit Agreements was $2,633,059. Amounts available to be borrowed are determined based on specified percentages of the Borrowers’ eligible trade receivables and inventories. An additional $511,290 was available to be borrowed at June 30, 2009.
On September 29, 2008, Labcaire entered into a debt purchase agreement (the “RBS Agreement”) with the Royal Bank of Scotland (“RBS”). The RBS Agreement replaced the debt purchase agreement with Lloyds TSB Commercial Finance which expired September 28, 2008. The amount of this facility bears interest at the RBS base rate plus 2%. The RBS Agreement expires September 30, 2010. The available amount under the RBS Agreement is the lesser of $3,000,000 or the amount calculated under the borrowing base provided for by the RBS Agreement. The RBS Agreement covers all United Kingdom and European sales. At June 30, 2009, the balance outstanding under this credit facility was $1,820,891 and Labcaire was not in violation of the financial covenants contained in the RBS Agreement.
7. Accrued Expenses and Other Current Liabilities
The following summarizes accrued expenses and other current liabilities:

	June 30,
	2009	2008
Accrued payroll and vacation	$556,969	$945,933
Accrued VAT and sales tax	1,189,942	359,172
Accrued commissions and bonuses	342,835	675,069
Customer deposits and current deferred contracts	1,163,170	1,765,827
Accrued professional and legal fees	11,762	43,352
Litigation expense	—	324,000
Other	233,992	646,762

Total	$3,498,670	$4,760,115

8. Leases
Misonix has entered into several noncancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2017. The principal building leases provide for a monthly rental amount of approximately $84,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2013.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2009:

	Capital	Operating
	Leases	Leases
2010	$434,000	$1,111,000
2011	16,000	602,000
2012	15,000	380,000
2013	—	212,000
2014	—	199,000
2015 and thereafter	—	595,000

Total minimum lease payments	$465,000	$3,099,000

Amounts representing interest	(256,000)

Present value of net minimum lease payments	209,000

Less current maturities	(181,000)

	$28,000

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $1,060,000 and $1,059,000 for the years ended June 30, 2009 and 2008, respectively.
9. Stock-Based Compensation Plans
Prior to July 1, 2005, the Company accounted for stock option plans under SFAS 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25. Effective July 1, 2005, the Company adopted the fair-value recognition provisions of SFAS 123R and SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the years ended June 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the “Committee”) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the years ended June 30, 2009 and 2008, the Company granted options to purchase 303,150 and 61,850 shares of the Company’s common stock, respectively.
Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2009 and 2008. As of June 30, 2009, there was approximately $423,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2 years.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
The weighted average fair value at date of grant for options granted during the years ended June 30, 2009 and 2008 was $2.02 and $2.51 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2009	2008
Risk-free interest rates	3.1%	4.3%
Expected option life in years	6.5	6.5
Expected stock price volatility	54.49%	54.7%
Expected dividend yield	0	0
In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the “1991 Plan”) which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2009, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued). There are no shares available for future grants.
In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2009, options to purchase 71,000 shares were outstanding at exercise prices ranging from $5.10 to $7.60 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 160,000 shares were outstanding at exercise prices ranging from $3.21 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2009, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 392,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2009, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised and options to purchase 90,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.
In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2009, options to purchase 290,575 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2009, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 201,852 shares under the 1998 Plan have been forfeited (of which options to purchase 79,702 shares have been reissued). At June 30, 2009, there were no shares available for future grants.
In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2009, options to purchase 841,843 shares were outstanding under the 2001 Plan at exercise prices ranging from $3.45 to $8.00 per share with a vesting period of one to four years. At June 30, 2009, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 197,757 shares under the 2001 Plan have been forfeited (of which 159,577 options have been reissued). At June 30, 2009, there were 29,851 shares available for future grants.
In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the “2005 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the “2005 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2009, there were 256,500 options to purchase shares outstanding under the 2005 Plan at exercise prices ranging from $.85 to $4.98 per share with a vesting period of four years. At June 30, 2009, there were no options exercised under the 2005 Plan and 3,500 shares have been forfeited (of which no options have been reissued). At June 30, 2009, 243,500 shares were available for future grants under the 2005 Plan. At June 30, 2009, options to purchase 150,000 shares were outstanding under the 2005 Directors Plan an exercise prices ranging from $2.66 to $5.42 with a vesting period over three years. At June 30, 2009, there were no options exercised and 50,000 shares were available for future grants under the 2005 Directors Plan.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
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
The following table summarizes information about stock option activity during 2009 and 2008:

	Options
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	Years	Value
Outstanding as of June 30, 2007	1,802,566	$5.88
Granted	61,850	4.33
Exercised	—	—
Forfeited	(16,575)	5.66
Expired	(25,000)	14.80

Outstanding as of June 30, 2008	1,822,841	$5.71	4.9	$43,325

Exercisable at June 30, 2008	1,663,717	$5.79	4.4	$36,031

Vested at June 30, 2008	1,663,717	$5.79	4.4	$36,031

Outstanding as of June 30, 2008	1,822,841	$5.71
Granted	303,150	2.03
Exercised	—	—
Forfeited	(300,278)	4.99
Expired	(25,795)	5.35

Outstanding as of June 30, 2009	1,799,918	$5.21	5.4	$44,651

Exercisable at June 30, 2009	1,374,603	$5.93	4.3	$—

Vested at June 30, 2009	1,374,603	$5.93	4.3	$—

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
		Contractual Life	Exercise		Exercise
Range of Exercise Price	Number	(Yrs)	Price	Number	Price
$.85 – 2.66	302,150	9.3	$2.02	—	$—
$3.21 – 4.99	336,250	6.9	4.38	277,038	4.45
$5.10 – 8.00	1,161,518	3.5	6.28	1,097,565	6.31

	1,799,918	5.4	$5.21	1,374,603	$5.93

As of June 30, 2009 and 2008, 1,799,918 and 1,822,841 shares are reserved for issuance under outstanding options and 323,351 and 647,283 shares are reserved for the granting of additional options, respectively. All outstanding options expire between August 2010 and December 2018 and vest immediately or over periods of up to four years.
10. Commitments and Contingencies
Legal Proceedings
A jury in the District Court of Boulder County, Colorado has returned a verdict against Sonora and in favor of Technics LLC in the amount of $419,000 which was recorded by the Company during the fourth quarter of fiscal 2005. In fiscal 2008, the judgment was decreased to $324,000 and the $95,000 reduction was included in other income. The case involved royalties claimed on recoating of transesophogeal probes, which is a process performed by Sonora. Approximately 80% of the judgment was based on the jury’s estimate of royalties for potential sales of the product in the future. Sonora moved for judgment notwithstanding the verdict based on, among other things, the award of damages for future royalties. In December, 2008 the Colorado Supreme Court affirmed the judgment of the Colorado Court of Appeals in favor of Technics LLC. In January, 2009, the case was returned to the County of Boulder for entry of judgment in favor of Technics LLC in the amount of $324,000 together with costs along with prejudgment and post judgment interest. In June, 2009 the judgment was increased to $602,000 and the $278,000 increase is included in litigation expense and was paid.
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
Employment Agreement
Effective July 1, 2009, the Company entered into a new Employment Agreement with Michael A. McManus, Jr., the Company’s President and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement expires June 30, 2010 and renews for successive one-year periods thereafter unless terminated by either party not less then 90 days prior to the end of the annual term. The Employment Agreement provides for an annual base salary of $275,000, and an annual bonus based on Mr. McManus’ achievement of annual goals and objectives as determined by the Compensation Committee of the Company’s Board of Directors. Mr. McManus is entitled under the Employment Agreement to participate in or receive additional benefits. He is entitled to participate in any plans and programs made available to the executive employees of the Company generally. In addition to termination for cause (including disability) and death, Mr. McManus can terminate the Employment Agreement for good reason (including a change of control of the Company). If Mr. McManus terminates the Employment Agreement for good reason the Company must pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid during the period of his employment, payable in a lump sum within sixty days of termination of employment. Mr. McManus has also agreed in the Employment Agreement to an eighteen month post-termination covenant not to compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.
Purchase Commitments
As of June 30, 2009 and 2008 the Company had inventory related purchase commitments totaling approximately $1,759,000 and $3,586,000, respectively.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
11. Business Segments
The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the Sonicator ultrasonic liquid processor, Aura ductless fume enclosure, the Labcaire Autoscope and Guardian endoscope disinfectant systems. Medical devices include the Auto Sonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the years ended June 30, 2009 and 2008 are as follows:
For the year ended June 30, 2009:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$22,758,079	$17,032,076	$—	$39,790,155
Cost of goods sold	12,201,353	11,584,848	—	23,786,201

Gross profit	10,556,726	5,447,228	—	16,003,954

Selling expenses	4,536,437	2,227,901	—	6,764,338
Research and development	1,771,719	678,291	—	2,450,010
Litigation expense	278,000	—	—	278,000
General and administrative	—	—	9,009,280	9,009,280

Total operating expenses	6,586,156	2,906,192	9,009,280	18,501,628

Operating income (loss) from continuing operations	$3,970,570	$2,541,036	$(9,009,280)	$(2,497,674)

Net income from discontinued operations, net of tax	$—	$3,352,618	$—	$3,352,618

For the year ended June 30, 2008:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$24,273,450	$16,870,689	$—	$41,144,139
Cost of goods sold	12,530,535	10,848,052	—	23,378,587

Gross profit	11,742,915	6,022,637	—	17,765,552

Selling expenses	5,031,208	2,283,476	—	7,314,684
Research and development	1,982,341	776,396	—	2,758,737
Litigation expense	—	—	—	—
General and administrative	—	—	10,518,550	10,518,550

Total operating expenses	7,013,549	3,059,872	10,518,550	20,591,971

Operating income (loss) from continuing operations	$4,729,366	$2,962,765	$(10,518,550)	$(2,826,419)

Net income from discontinued operations, net of tax	$—	$535,912	$—	$535,912

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
There are two major customers for medical devices. Sales to USS were approximately $3,467,000 and $3,629,000 for the years ended June 30, 2009 and 2008, respectively. Sales to Aesculap Inc., USA were approximately $2,408,000 and $2,256,000 during the fiscal years ended June 30, 2009 and 2008, respectively. There were no significant concentrations of sales or accounts receivable for laboratory and scientific products for the years ended June 30, 2009 and 2008, respectively.
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Year ended June 30,
	2009	2008
United States	$19,799,757	$20,105,381
United Kingdom	14,961,133	14,107,027
Europe	2,190,183	2,842,250
Asia	1,092,314	1,856,016
Canada and Mexico	733,160	720,783
Middle East	251,388	342,524
Other	762,220	1,170,158

	$39,790,155	$41,144,139

Total assets, by geographic area, are as follows:

	June 30,
	2009	2008
United States
Long-lived assets	$8,157,581	$9,987,290
Other assets	16,496,321	13,295,967

	24,653,902	23,283,257

United Kingdom
Long-lived assets	$4,319,531	$4,351,333
Other assets	6,189,973	9,615,484

	10,509,504	13,966,817

Total Assets	$35,163,406	$37,250,074

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
12. Income Taxes
There are no federal, state or foreign income tax audits in process as of June 30, 2009. Open tax years related to federal and state income tax filings are for the years ended June 30, 2006, 2007, 2008 and 2009. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Labcaire, Misonix, Ltd. and UKHIFU file tax returns in England. The England Inland Revenue Service has not examined these tax returns.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2009	2008
Deferred tax liabilities:
Depreciation and amortization	$(343,454)	$(250,514)

Total deferred tax liabilities	(343,454)	(250,514)

Deferred tax assets:
Bad debt reserves	84,903	78,732
Accruals and allowances	219,949	255,625
Inventory valuation	528,021	581,100
License fee income	92,374	115,719
Investments	205,706	1,646,256
Stock-based compensation	190,781	154,306
Litigation	—	115,344
Tax credits and net operating loss carry forwards	4,699,992	3,815,225
Deferred lease liability	66,854	82,865
Deferred gain from sale and leaseback of Labcaire building	393,345	554,190
Other	9,682	9,466

Total deferred tax assets	6,491,607	7,408,828
Valuation allowance	(3,956,317)	(4,566,332)

Net deferred tax asset	$2,191,836	$2,591,982

Recorded as:
Current deferred tax asset	$1,235,902	$1,562,279
Non-current deferred tax asset	1,299,388	1,280,217
Non-current deferred tax liability	(343,454)	(250,514)

	$2,191,836	$2,591,982

As of June 30, 2009, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
At June 30, 2009, the Company had a net operating loss carryforward (“NOL”) of approximately $16,000,000 available to reduce future New York state taxable income. This NOL begins to expire in fiscal year 2022. The Company has provided a full valuation allowance on the deferred tax asset related to this loss.
In prior years, the Company recorded a deferred tax asset in connection with the loss on impairment of equity investments which included the carrying value of the investments and related notes and debentures. On July 1, 2008, the Company closed the transaction for the sale of its Focus equity to USHIFU in addition to receiving payment for one half of the outstanding debt due from Focus for a total of $1,516,866 pursuant to the terms of the Focus Agreement. The balance of the debt plus accumulated interest is to be repaid in January 2010. On April 7, 2009, the Company sold its assets of its Ultrasonics Laboratory products business to iSonix for a cash payment of $3.5 million. As a result of this transaction, the Company recorded a capital gain on the transaction of $2,670,777. As a result of these transactions, the Company reversed $918,747 of the valuation allowance related to the impairment of equity investments. The valuation allowance related to this impairment of equity investments totaled $205,706 and $942,020 at June 30, 2009 and 2008, respectively.
During fiscal 2006, the Company recorded a deferred tax asset related to operating loss carryovers incurred by its wholly-owned subsidiary, Hearing Innovations, in the amount of $1,337,743. The Company recorded a full valuation allowance against these assets in accordance with the provisions of SFAS No. 109. Based upon the capital nature of the deferred tax asset and the Company’s projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2009 and 2008, respectively.
As of June 30, 2009, the Company had approximately $9,553,297 of U.S. federal net operating loss carryforwards and unused tax credit carryforwards which are available to offset future taxable income. These carryforwards expire in the tax years between 2023 and 2028, if not utilized.
Significant components of the income tax (benefit) expense attributable to operations are as follows:

	Years ended June 30,
	2009	2008
Current:
Federal	$—	$—
State	6,669	46,938
Foreign	—
FIN 48 adjustment	(250,748)	—

Total current	(244,079)	46,938

Deferred:
Federal	245,063	823,614
State	5,427	(602)
Foreign	(184,894)	(213,248)

Total deferred	65,596	609,764

	$(178,483)	$656,702

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
The reconciliation of income tax (benefit) expense computed at the Federal statutory tax rates to income tax (benefit) expense is as follows:

	Year ended June 30,
	2009	2008
Tax at federal statutory rates	$(273,619)	$(925,084)
State income taxes, net of federal benefit	6,669	30,979
Research credit	(29,012)	(31,762)
Extraterritorial income exclusion	—	—
Foreign taxes	8,916	71,831
Stock-based compensation	31,566	36,157
FIN 48 interest	—	16,177
FIN 48 adjustment	(250,748)	—
Valuation allowance	308,732	1,494,400
Travel and entertainment	17,707	21,966
Other	1,306	(57,962)

	$(178,483)	$656,702

During the year ended June 30, 2009, the Company recorded an adjustment to reverse a previously established FIN 48 reserve due to the closing of certain statutes from prior years’ tax returns.
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
The USS License gives USS exclusive worldwide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $613,000 and $691,000 for the fiscal years ended June 30, 2009 and 2008, respectively.
14. Employee Profit Sharing Plan
The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $15,500 or $20,500 if the employee was over 50 years of age for the year ended June 30, 2009. The plan provides for a matching contribution by the Company of 10%-25% of annual eligible compensation contributed by the participants based on years of service, which amounted to $102,218 and $143,127 for the years ended June 30, 2009 and 2008, respectively.
15. Subsequent Event
On August 5, 2009, the Company sold its Labcaire subsidiary to PuriCore International Limited (“PuriCore”) for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The results of the Labcaire subsidiary have been reported in the Company’s continuing operations.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
16. Quarterly Results (unaudited)

	FISCAL 2009
	Q1	Q2	Q3	Q4	YEAR
Net sales	$10,187,984	$11,090,312	$8,047,050	$10,464,809	$39,790,155

Gross profit	$4,025,090	$4,522,173	$3,304,017	$4,152,674	$16,003,954

Operating expenses	5,070,721	4,427,606	3,878,673	5,124,628	18,501,628

Income (loss) from operations	(1,045,631)	94,567	(574,656)	(971,954)	(2,497,674)

Other income	1,472,351	33,215	75,542	235,510	1,816,618

Minority interest in net income (loss) of consolidated subsidiaries	16,727	19,601	(3,361)	10,911	43,878

Income tax (benefit) expense	208,616	48,849	(492,144)	56,196	(178,483)

Net income (loss) from continuing operations	201,377	59,332	(3,609)	(803,551)	(546,451)

Net income from discontinued operations net of tax	118,625	134,171	119,096	2,980,746	3,352,618

Net income	$320,002	$193,503	$115,467	$2,177,195	$2,806,167

Net income (loss) per share from continuing operations — Basic	$.03	$.01	$—	$(.11)	$(.08)

Net income per share from discontinued operations — Basic	.02	.02	.02	.43	.48

Net income per share — Basic	$.05	$.03	$.02	$.31	$.40

Net income (loss) per share from continuing operations — Diluted	$.03	$.01	$—	$(.11)	$(.08)

Net income per share from discontinued operations — Diluted	.02	.02	.02	.42	.48

Net income per share — Diluted	$.05	$.03	$.02	$.31	$.40

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009

	FISCAL 2008
	Q1	Q2	Q3	Q4	YEAR
Net sales	$9,497,714	$10,390,316	$10,700,621	$10,555,488	$41,144,139

Gross profit	$4,246,326	$4,775,459	$4,556,897	$4,186,870	$17,765,552

Operating expenses	4,759,289	5,278,705	5,007,468	5,546,509	20,591,971

Loss from operations	(512,963)	(503,246)	(450,571)	(1,359,639)	(2,826,419)

Other income (loss)	(21,158)	85,938	73,170	(32,366)	105,584

Minority interest in net income (loss) of consolidated subsidiaries	9,444	13,867	24,269	(1,404)	46,176

Income tax (benefit) expense	(97,904)	(169,520)	(99,013)	1,023,149	656,712

Net income (loss) from continuing operations	(445,661)	(261,655)	(302,657)	(2,413,750)	(3,423,723)

Net income from discontinued operations net of tax	219,400	144,473	108,618	63,421	535,912

Net loss	$(226,261)	$(117,182)	$(194,039)	$(2,350,329)	$(2,887,811)

Net loss per share from continuing operations — Basic	$(.06)	$(.04)	$(.05)	$(.35)	$(.50)

Net income per share from discontinued operations — Basic	.03	.02	.02	.01	.09

Net loss per share — Basic	$(.03)	$(.02)	$(.03)	$(.34)	$(.41)

Net loss per share from continuing operations — Diluted	$(.06)	$(.04)	$(.05)	$(.35)	$(.50)

Net income per share from discontinued operations — Diluted	.03	.02	.02	.01	.09

Net loss per share — Diluted	$(.03)	$(.02)	$(.03)	$(.34)	$(.41)

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2009
Schedule II

		Column C
		Additions
	Column B	(Recoveries)	Column D		Column E
	Balance at	Charged (Credited)	Additions		Balance at
Column A	Beginning	to cost and	(deductions)-		end of
Description	of period	expenses	describe		period

Allowance for doubtful accounts:
Year ended June 30:

2009	$376,998	$145,698	$(82,619)		$440,077

2008	$313,981	$79,995	$(16,978	) (A)	$376,998

(A)	Reduction in allowance for doubtful accounts due to write-off of accounts receivable balance.

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.