Form 10-Q
period 2009-09-30
MISONIX INC
filed 2009-11-16
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☑            No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at
Class of Common Stock	November 11, 2009

Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
		(Derived from
		audited financial
	(Unaudited)	statements)
Assets

Current assets:
Cash	$5,680,200	$3,415,813
Accounts receivable, less allowance for doubtful accounts of $378,543 and $334,399, respectively	2,291,613	3,301,551
Inventories, net	3,799,061	3,678,743
Deferred income taxes	1,014,262	762,429
Prepaid expenses and other current assets	740,012	715,589
Current assets of discontinued operations — Labcaire	—	5,460,052
Current assets held for sale — Sonora	3,526,543	3,659,383

Total current assets	17,051,691	20,993,560

Property, plant and equipment, net	546,489	588,191
Deferred income taxes	221,344	128,183
Goodwill	2,020,838	2,016,941
Other assets	1,558,571	757,551
Assets of discontinued operations — Labcaire	—	6,937,810
Assets held for sale — Sonora	3,717,198	3,741,170

Total assets	$25,116,131	$35,163,406

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$1,609,122	$2,633,059
Notes payable	132,031	261,485
Accounts payable	936,682	690,004
Accrued expenses and other current liabilities	655,254	807,691
Foreign income taxes payable	37,459	10,363
Current maturities of capital lease obligations	13,769	13,523
Current liabilities of discontinued operations — Labcaire	—	8,097,279
Current liabilities related to assets held for sale — Sonora	674,751	712,256

Total current liabilities	4,059,068	13,225,660

Capital lease obligations	24,161	27,716
Deferred lease liability	28,956	38,607
Deferred income taxes	405,776	405,776
Deferred income	195,129	201,207
Liabilities related to assets held for sale — Sonora	253,930	280,652

Total liabilities	4,967,020	14,179,618

Commitments and contingencies

Stockholders’ equity:
Misonix, Inc. Stockholders’ equity:
Common stock, $.01 par value—shares authorized 20,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid—in capital	25,284,215	25,251,412
Accumulated deficit	(4,600,393)	(3,824,003)
Accumulated other comprehensive loss	(467,658)	(348,936)
Treasury stock, 77,800 shares	(412,424)	(412,424)

Total Misonix, Inc. stockholders’ equity	19,874,532	20,736,841
Noncontrolling interests	274,579	246,947

Total stockholders’ equity	20,149,111	20,983,788

Total liabilities and stockholders’ equity	$25,116,131	$35,163,406

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	September 30 ,
	2009	2008

Net sales	$2,746,684	$3,143,199

Cost of goods sold	1,624,543	1,913,674

Gross profit	1,122,141	1,229,525

Operating expenses:
Selling expenses	949,413	798,326
General and administrative expenses	1,345,256	1,503,601
Research and development expenses	422,469	320,632

Total operating expenses	2,717,138	2,622,559

Operating loss from continuing operations	(1,594,997)	(1,393,034)

Other income (expense):
Interest income	14,028	31,051
Interest expense	(28,088)	(46,262)
Royalty income and license fees	156,623	176,227
Royalty expense	—	(3,584)
Recovery of Focus Surgery, Inc. investment	—	1,516,866
Other	10,164	(24,242)

Total other income	152,727	1,650,056

(Loss) income from continuing operations before income taxes	(1,442,270)	257,022
Income tax (benefit) provision	(245,764)	149,436

Net (loss) income from continuing operations	(1,196,506)	107,586

Discontinued operations:
Net income from discontinued operations, net of tax of $0 and $85,901 — Ultrasonics	—	118,624
Net income from discontinued operations, net of tax of $32,429 and $33,329 — Sonora	128,987	46,026
Net income from discontinued operations, net of tax of $437,968 and $25,850 — Labcaire	514,477	60,316
Net loss on the sale of Labcaire, net of tax of $100,163	(195,716)	—

Total net income from discontinued operations	447,748	224,966

Net (loss) income	(748,758)	332,552
Net income attributable to noncontrolling interests	27,632	12,550

Net (loss) income attributable to Misonix, Inc. shareholders	$(776,390)	$320,002

Net (loss) income per share from continuing operations — Basic	$(.17)	$0.02

Net income per share from discontinued operations — Basic	.06	0.03

Net (loss) income per share — Basic	$(.11)	$0.05

Net (loss) income per share from continuing operations — Diluted	$(.17)	$0.02

Net income per share from discontinued operations — Diluted	.06	0.03

Net (loss) income per share — Diluted	$(.11)	$0.05

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,001,369	7,031,953

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three months ended September 30, 2009

	Common Stock		Treasury Stock				Accumulated
	$.01 Par value		Number		Additional		other		Total
	Number		of		paid-in	Accumulated	comprehensive	Noncontrolling	stockholders’
	of shares	Amount	shares	Amount	capital	deficit	loss	interests	equity
Balance, June 30, 2009	7,079,169	$70,792	(77,800)	$(412,424)	$25,251,412	$(3,824,003)	$(348,936)	$246,947	$20,983,788

Net (loss) income	—	—	—	—	—	(776,390)	—	27,632	(748,758)
Foreign currency translation adjustment	—	—	—	—	—	—	(118,722)	—	(118,722)

Comprehensive loss	—	—	—	—	—	—	—	—	(867,480)
Stock-based compensation	—	—	—	—	32,803	—	—	—	32,803

Balance, September 30, 2009	7,079,169	$70,792	(77,800)	$(412,424)	$25,284,215	$(4,600,393)	$(467,658)	$274,579	$20,149,111

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	September 30,
	2009	2008
Operating activities
Net (loss) income from continuing operations	$(1,196,506)	$107,586
Adjustments to reconcile net (loss) income from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	87,502	116,927
Bad debt expense	14,045	15,000
Deferred income tax (benefit) expense	(243,533)	263,631
Loss on disposal of property, plant and equipment	90,439	—
Stock-based compensation	32,803	53,025
Deferred income	(9,651)	14,172
Deferred leasehold costs	(6,078)	(4,638)
Recovery of Focus Surgery, Inc. investment	—	(1,516,866)
Changes in operating assets and liabilities:
Accounts receivable	953,283	505,882
Inventories	(123,310)	(194,397)
Income taxes	(104,296)	(15,285)
Prepaid expenses and other current assets	(24,424)	2,109
Accounts payable and other accrued liabilities	94,241	(454,875)
Foreign income taxes payable	(3,155)	—
Other assets	(697,758)	(57,141)
Change in assets held for sale	—	(143,848)

Net cash used in operating activities	(1,136,398)	(1,308,718)

Investing activities
Acquisition of property, plant and equipment	(118,734)	(76,942)
Recovery of Focus Surgery, Inc. investment	—	1,516,866
Investment in UKHIFU Limited	(3,897)	—

Net cash (used in) provided by investing activities	(122,631)	1,439,924

Financing activities
Proceeds from short-term borrowings	6,528,923	6,896,194
Payments of short-term borrowings	(7,682,314)	(7,594,075)
Principal payments on capital lease obligations	(3,309)	(4,094)

Net cash used in financing activities	(1,156,700)	(701,975)

Cash flows from discontinued operations
Net cash used in operating activities	1,082,459	229,143
Net cash provided by investing activities	3,600,000	—

Net cash provided by (used in) discontinued operations	4,682,459	229,143

Effect of exchange rate changes on cash	(2,343)	5,189

Net increase (decrease) in cash	2,264,387	(336,437)
Cash at beginning of period	3,415,813	1,532,983

Cash at end of period	5,680,200	$1,196,546

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$71,159	$92,828

Income taxes	$25	$52,274

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010, or any interim period.
The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.
Subsequent Events
We evaluated events or transactions which occurred subsequent to the balance sheet date but prior to November 16, 2009, the issuance date of the financial statements, for recognition or disclosure.
Reclassification
Certain prior period amounts in the accompanying financial statements and related notes have been reclassified to conform to the current period’s presentation.
Discontinued Operations
On August 5, 2009, the Company sold its Labcaire Systems, Ltd. (“Labcaire”) subsidiary to PuriCore International Limited for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate is consistent with published discounts. The discounted value of the note ($900,000) is used to determine gain or loss on the sale. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The aggregate commission will have a zero value in determining the current gain or loss on the sale of Labcaire until the commission is paid. As of September 30, 2009, there were no commissions paid. For the three months ended September 30, 2009, the Company recorded an after tax loss on the sale of Labcaire of $195,716. Results of Labcaire for all periods presented are classified as discontinued operations.
On October 2, 2009, the Company sold the assets of its subsidiary, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) to Medical Imaging Holdings (“MIH”), Inc. for $8 million in cash. As of September 30, 2009 and June 30, 2009, all assets and liabilities are classified as held for sale and results of operations for all periods presented are classified as discontinued operations. On October 2, 2009, but prior to the sale of assets of Sonora, the Company purchased the remaining 5% of the outstanding shares of Sonora stock for a purchase price of $1,177,000. Subsequent to the purchase, the Company owned 100% of the outstanding shares of Sonora.
On April 7, 2009, the Company sold the assets of its Ultrasonic Laboratory Products business to iSonic LLC, a wholly owned subsidiary of Sonics and Materials, Inc., for a cash payment of $3.5 million. The results of operations from the Ultrasonic Laboratory Products business are shown net of tax from discontinued operations. The prior year financial results have been presented to reflect the Ultrasonic Laboratory Products business as a discontinued operation.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The following amounts related to the Sonora and Labcaire businesses have been segregated from the Company’s continuing operations and are reported as held for sale in the consolidated balance sheets and classified as discontinued operations in the consolidated statements of operations:
Sonora

	September 30,	June 30,
	2009	2009
Cash	$254,292	$175,369
Accounts receivable	1,502,118	1,734,761
Inventory	1,646,453	1,502,076
Other current assets	123,680	247,177
Property, plant and equipment — net	792,228	816,200
Goodwill	2,924,970	2,924,970

Total assets held for sale	$7,243,741	$7,400,553

Accounts payable	$531,603	$355,962
Accrued expenses and other current liabilities	143,148	356,294
Deferred lease	214,752	235,894
Other liabilities	39,178	44,758

Total liabilities related to assets held for sale	$928,681	$992,908

Labcaire

	September 30,	June 30,
	2009	2009
Cash	—	$99,840
Accounts receivable	—	3,622,248
Inventory	—	1,446,497
Other current assets	—	291,467
Property, plant and equipment — net	—	4,142,303
Deferred taxes	—	1,160,363
Other assets	—	116,466
Goodwill	—	1,518,678

Total assets of discontinued operations	—	$12,397,862

Revolving credit facility	—	$1,820,891
Accounts payable	—	1,932,543
Accrued expenses and other current liabilities	—	2,336,389
Tax payable	—	785,466
Gain from sale of building	—	1,054,543
Capital leases	—	167,447

Total liabilities of discontinued operations	—	$8,097,279

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The following represents the results of Ultrasonics, Sonora and Labcaire:

	For the three months ended
	September 30,
	2009	2008
Revenues	$3,923,161	$8,163,274

Income from discontinued operations, before tax	$1,113,861	$370,046
Loss on sale of Labcaire	(295,879)	—
Income tax expense	370,234	145,080
Income from discontinued operations, net of tax	$447,748	$224,966

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
The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the three months ended
	September 30,
	2009	2008
Basic shares	7,001,369	7,001,369
Dilutive effect of stock options	—	30,584

Diluted shares	7,001,369	7,031,953

Diluted EPS for the three months ended September 30, 2009 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, we excluded from the calculation of diluted EPS all outstanding options for the three months ended September 30, 2009.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
3.	Comprehensive (Loss) Income
Total comprehensive (loss) income was ($867,480) for the three months ended September 30, 2009 and $129,338 for the three months ended September 30, 2008, respectively. The components of comprehensive (loss) income are net income (loss) and foreign currency translation adjustments.
4.	Stock-Based Compensation
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of three to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended September 30, 2009 and 2008, the Company granted options to purchase 148,300 and 171,000 shares of the Company’s common stock, respectively.
Stock-based compensation expense for the three month period ended September 30, 2009 and 2008 was $33,000 and $53,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of September 30, 2009, there was approximately $643,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 2.1 years.
There was no cash received from the exercise of stock options for the nine and three month periods ended September 30, 2009 and 2008. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.
The fair values of the options granted during the periods ended September 30, 2009 and 2008 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	For the three months ended
	September 30,
	2009	2008
Risk-free interest rate	3.1%	3.3%
Expected option life in years	6.5	6.5
Expected stock price volatility	73.5%	54.2%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$1.95	$1.30

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The expected life was based on historical exercises and terminations. The expected volatility for the expected life of the options is determined using historical volatilities based on historical stock prices. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.
Changes in outstanding stock options during the three months ended September 30, 2009 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value (a)
Outstanding as of June 30, 2009	1,799,918	5.21	5.4
Granted	148,300	2.44
Forfeited	(11,510)	5.34
Expired	—	—

Outstanding as of September 30, 2009	1,936,708	5.00	5.6	$9,300

Exercisable and vested at September 30, 2009	1,454,563	5.82	4.6	$—

Available for grant at September 30, 2009	184,161

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2009 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

5.	Focus Surgery, Inc.
On March 3, 2008, the Company, USHIFU, LLC (“USHIFU”), FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. (“Focus”) entered into a Stock Purchase Agreement (the “Focus Agreement”). The closing of the transactions contemplated by the Focus Agreement took place on July 1, 2008. Pursuant to the Focus Agreement, the Company sold to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company also received $679,366.33, fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus, with the remaining fifty percent (50%) of such amount or $679,366.33 to be due on January 1, 2010. Upon collection, such payment will be recognized as a gain. Interest payable quarterly, commencing October 1, 2008, at the rate of eight (8%) per annum will be paid on the balance due the Company. USHIFU and Focus have each granted the Company a security interest in certain of their assets to secure the amount owed. The Company is also a party to an inter-creditor agreement with USHIFU, Focus and one of the other former stockholders of Focus with respect to the collateral securing the amount owed the Company. As a result of this transaction, the Company reported a gain of $1.5 million which was reported in “Other income” in the accompanying statement of operations for the three months ended September 30, 2008.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
6.	Income Taxes
There are no federal, state or foreign audits in process as of September 30, 2009. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Misonix, Ltd. and UKHIFU Limited file tax returns in England. The England Inland Revenue Service has never examined these tax returns.
As of September 30, 2009, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.
7.	Inventories
Inventories are summarized as follows:

	September 30,	June 30,
	2009	2009
Raw materials	$2,275,699	$2,380,827
Work—in—process	1,097,245	876,918
Finished goods	1,228,349	1,199,230

	4,601,293	4,456,975
Less valuation reserve	802,232	778,232

	$3,799,061	$3,678,743

8.	Accrued Expenses and Other Current Liabilities
The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2009	2009
Accrued payroll and vacation	$354,878	$378,933
Accrued VAT and sales tax	28,321	30,227
Accrued commissions and bonuses	147,482	245,852
Accrued professional fees	48,773	11,762
Other	75,800	140,917

	$655,254	$807,691

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
9.	Revolving Credit Facilities
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
There are no financial covenants for fiscal 2010. Wells Fargo will not be renewing the Credit Agreements. Accordingly, the Credit Agreements will expire on December 29, 2009.
The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $500,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At September 30, 2009, the balance outstanding under the Credit Agreements is $1,609,122. An additional $992,877 was available to be borrowed at September 30, 2009.
10.	Commitments and Contingencies
The Company is not party to any pending material claims or lawsuits.
11.	Business Segments
The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the AutoSonix™ ultrasonic cutting and coagulatory system, the Sonablate 500® (used to treat prostate cancer), ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery), Bone Scalpel, soft tissue aspirator (used primarily for the cosmetic surgery market) and the wound debrider. Laboratory and scientific products includes the Aura ductless fume enclosure. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments is as follows:
For the three months ended September 30, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$2,118,951	$627,733	$—	$2,746,684
Cost of goods sold	1,097,349	527,194	—	1,624,543

Gross profit	1,021,602	100,539	—	1,122,141

Selling expenses	828,961	120,452	—	949,413
Research and development expenses	336,695	85,774	—	422,469
General and administrative expenses	—	—	1,345,256	1,345,256

Total operating expenses	1,165,656	206,226	1,345,256	2,717,138

Operating loss from continuing operations	$(144,054)	$(105,687)	$(1,345,256)	$(1,594,997)

Net income from discontinued operations, net of tax	$128,987	$318,761	$—	$447,748

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
For the three months ended September 30, 2008:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$2,496,037	$647,162	$—	$3,143,199
Cost of goods sold	1,417,877	495,797	—	1,913,674

Gross profit	1,078,160	151,365	—	1,229,525
Selling expenses	691,655	106,671	—	798,326
Research and development expenses	271,474	49,158	—	320,632
General and administrative expenses	—	—	1,503,601	1,503,601

Total operating expenses	963,129	155,829	1,503,601	2,622,559

Operating income (loss) from continuing operations	$115,031	$(4,464)	$(1,503,601)	$(1,393,034)

Net income from discontinued operations, net of tax	$46,026	$178,940	$—	$224,966

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Three months ended September 30,
	2009	2008
United States	$2,145,054	$2,199,171
United Kingdom	116,409	176,420
Europe	247,179	226,756
Asia	163,421	198,728
Canada and Mexico	51,056	75,176
Middle East	—	97,336
Other	23,565	169,612

	$2,746,684	$3,143,199

12.	Recent Accounting Pronouncements
In June 2009, the FASB issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009. References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
In May 2009, the FASB issued guidance now codified under ASC Topic 855-10, which requires an entity, after the balance sheet date, to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements. ASC Topic 855-10 determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them including disclosing the date through which the entity evaluated these events or transactions, as well as whether that date is the date the entity’s financial statements were issued or the date the financial statements were available to be issued. The guidance under ASC Topic 855-10 became effective for the Company as of June 30, 2009. In connection with the adoption, we have included a disclosure to address the date through which we have evaluated subsequent events.
In December 2007, the FASB issued guidance now codified under ASC Topic 810-10. ASC Topic 810-10 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance under ASC Topic 810-10 became effective as of July 1, 2009 for the Company. In connection with the adoption of the guidance now codified under ASC Topic 810-10, the Company has reclassified amounts in the accompanying consolidated balance sheets, consolidated statements of operations, consolidated statement of shareholders equity and consolidated statements of cash flows related to noncontrolling interests.
In December 2007, the FASB issued guidance now codified under ASC Topic 805. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Also, in April 2009, the FASB issued guidance now codified under ASC Topic 805-20, to address some of the application issues under ASC Topic 805. ASC Topic 805-20 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of the acquisition of the related asset or liability can be determined). Both the guidance under ASC Topics 805 and 805-20 became effective as of July 1, 2009 for the Company. Accordingly, any business combination completed prior to July 1, 2009 was accounted for pursuant to SFAS No. 141, Business Combinations. Business combinations completed subsequent to July 1, 2009, will be accounted for pursuant to ASC Topics 805 and 805-20. The impact that ASC Topics 805 and 805-20 will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.
In September 2006, the FASB issued guidance now codified under ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Under ASC Topic 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.
The adoption of the guidance now codified under ASC Topic 820 for nonfinancial assets and nonfinancial liabilities which include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination, became effective for the Company on July 1, 2009. The adoption of the guidance under ASC Topic 820 for nonfinancial assets and nonfinancial liabilities did not have an impact on the Company’s consolidated financial position or results of operations.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
In April 2009, the FASB issued guidance now codified under ASC Topic 825-10, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. ASC Topic 825-10 also amends the disclosure requirements of ASC Topic 270-10 to require those disclosures in summarized financial information at interim reporting periods. The guidance under ASC Topic 825-10 became effective for the Company during the quarter ended September 30, 2009 and we have included the required additional interim disclosures in the financial statements.
In April 2008, the FASB issued guidance, now codified under ASC Topics 350-30 and 275-10, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350. The guidance under ASC Topics 350-30 and 275-10 became effective as of July 1, 2009 for the Company. The adoption of ASC Topics 350-30 and 275-10 did not have a material effect on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued guidance, now codified under ASC Topic 808-10, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC Topic 808-10 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the disclosure requirements related to these arrangements. The guidance under ASC Topic 808-10 became effective as of July 1, 2009 for the Company. The adoption of the guidance under ASC Topic 808-10 did not have a material effect on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: (a) the quoted price of the identical liability when traded as an asset, (b) quoted prices for similar liabilities or similar liabilities when traded as assets, or (c) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC Topic 820. The adoption on October 1, 2009 will not have a material effect on the Company’s condensed consolidated financial statements.
13.	Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash
The carrying amount approximates fair value because of the short maturity of those instruments.
Trade Accounts Receivable
The carrying amount of trade receivables reflects net recovery value and approximates fair value because of their short outstanding terms.
Trade Accounts Payable
The carrying amount of trade payables approximates fair value because of their short outstanding terms.
Revolving Credit Facilities
The carrying value of our revolving credit facilities equals fair market value because the interest rate reflects current market rates.
The estimated fair values of our financial instruments are as follows (in thousands):

September 30, 2009	Carrying Amount	Fair Value
Cash	$5,680,200	$5,680,200
Trade accounts receivable	2,291,613	2,291,613
Trade accounts payable	936,682	936,682
Revolving credit facilities	1,609,122	1,609,122
14.	Subsequent Event
On October 2, 2009, the Company sold the assets of its subsidiary, Sonora, to MIH for $8 million in cash. As of September 30, 2009 and June 30, 2008, all assets and liabilities are classified as held for sale and results of operations are classified as discontinued operations. On October 2, 2009, but prior to the sale of assets of Sonora, the Company purchased the remaining 5% of the outstanding shares of Sonora stock for a purchase price of $1,177,000. Subsequent to the purchase, the Company owned 100% of the outstanding shares of Sonora.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three months ended September 30, 2009 and 2008.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products decreased $396,515 to $2,746,684 for the three months ended September 30, 2009 from $3,143,199 for the three months ended September 30, 2008. This difference in net sales is due to a decrease in sales of medical device products of $377,086 to $2,118,951 for the three months ended September 30, 2009 from $2,496,037 for the three months ended September 30, 2008. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $19,429 to $627,733 for the three months ended September 30, 2009 from $647,162 for the three months ended September 30, 2008. The decrease in sales of therapeutic medical device products was primarily attributable to sales of the Company’s Neuroaspirator, Lysonix ultrasonic assisted liposuction product and AutoSonix product, partially offset by an increase in sales of the Company’s bone scalpel product and SonicOne.
Gross profit: Gross profit increased to 40.9% for the three months ended September 30, 2009 from 39.1% for the three months ended September 30, 2008. Gross profit for medical device products increased to 48.2% for the three months ended September 30, 2009 from 43.2% for the three months ended September 30, 2008. Gross profit for laboratory and scientific products decreased to 16.0% for the three months ended September 30, 2009 from 23.4% for the three months ended September 30, 2008. Gross profit for medical device products was favorably impacted in the three months ended September 30, 2009 predominately due to a favorable product mix of higher margin bone scalpel products. The decrease in gross profit in the September 2009 period for laboratory and scientific products is due to lower margins at Misonix due to fixed factory costs.
Selling expenses: Selling expenses increased $151,087 to $949,413 for the three months ended September 30, 2009 from $798,326 for the three months ended September 30, 2008. Laboratory and scientific products selling expenses increased $13,781. Selling expenses for medical device products increased $137,306, primarily due to a higher headcount related to an expanded sales force.
General and administrative expenses: General and administrative expenses decreased $158,345 from $1,503,601 in the three months ended September 30, 2008 to $1,345,256 in the three months ended September 30, 2009 due to decreased bonus expense.
Research and development expenses: Research and development expenses increased $101,837 from $320,632 for the three months ended September 30, 2008 to $422,469 for the three months ended September 30, 2009. Laboratory and scientific products research and development expenses increased approximately $36,616 due to increased product support related to the Fume products. Research and development expenses for medical device products increased $65,221, primarily due to increased headcount.
Other income (expense): Other income for the three months ended September 30, 2009 was $152,727 as compared to $1,650,056 for the three months ended September 30, 2008. The decrease of $1,497,329 was due to the receipt of $1,516,866 from USHIFU, LLC (“USHIFU”) pursuant to the Focus Surgery, Inc. (“Focus”) transaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty (50%) percent of the outstanding principal and accrued interest of loans previously made by the Company to Focus in the first quarter of fiscal year 2009.
Income taxes: The effective tax rate was 17% for the three months ended September 30, 2009, as compared to an effective tax rate of 48% for the three months ended September 30, 2008. The 17% is predicated on the assumption of reversing the valuation allowance against the repayment of the Focus Surgery debt scheduled for January 2010.

Critical Accounting Policies:
General: Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (“SEC”) in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following are the more critical estimates and assumptions used in the preparation of our consolidated financial statements:
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
Inventories: Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or market. At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence. Our evaluation includes an analysis of historical sales by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities, we record valuation reserves against all or a portion of the value of the related products to adjust their carrying value to estimated net realizable value. If future demand or market conditions are different from our projections, or if we are unable to rework excess or obsolete quantities into other products, we may change the recorded amount of inventory valuation reserves through a charge or reduction in cost of product revenues in the period the revision is made.
Long Lived Assets: Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 1 to 8 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 8 years. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, an impairment charge will be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded.

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
Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of assets of Fibra Sonics, Inc. and an equity interest in UKHIFU Limited (“UKHIFU”).
We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of identifiable intangible assets, in-process research and development, and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2009 and 2008 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.
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
Stock-Based Compensation: The fair value of the stock options is estimated based upon option price, volatility, the risk free rate, and the average time the shares are held. It is then amortized over the vesting period. See Note 4 of the Company’s consolidated financial statements for additional information regarding stock-based compensation.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009. References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.
In May 2009, the FASB issued guidance now codified under ASC Topic 855-10, which requires an entity, after the balance sheet date, to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements. ASC Topic 855-10 determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them including disclosing the date through which the entity evaluated these events or transactions, as well as whether that date is the date the entity’s financial statements were issued or the date the financial statements were available to be issued. The guidance under ASC Topic 855-10 became effective for the Company as of June 30, 2009. In connection with the adoption, we have included a disclosure to address the date through which we have evaluated subsequent events.
In December 2007, the FASB issued guidance now codified under ASC Topic 810-10. ASC Topic 810-10 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance under ASC Topic 810-10 became effective as of July 1, 2009 for the Company. In connection with the adoption of the guidance now codified under ASC Topic 810-10, the Company has reclassified amounts in the accompanying consolidated balance sheets, consolidated statements of operations, consolidated statement of shareholders equity and consolidated statements of cash flows related to noncontrolling interests.
In December 2007, the FASB issued guidance now codified under ASC Topic 805. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Also, in April 2009, the FASB issued guidance now codified under ASC Topic 805-20, to address some of the application issues under ASC Topic 805. ASC Topic 805-20 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of the acquisition of the related asset or liability can be determined). Both the guidance under ASC Topics 805 and 805-20 became effective as of July 1, 2009 for the Company. Accordingly, any business combination completed prior to July 1, 2009 was accounted for pursuant to SFAS No. 141, Business Combinations. Business combinations completed subsequent to July 1, 2009, will be accounted for pursuant to ASC Topics 805 and 805-20. The impact that ASC Topics 805 and 805-20 will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.
In September 2006, the FASB issued guidance now codified under ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Under ASC Topic 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.
The adoption of the guidance now codified under ASC Topic 820 for nonfinancial assets and nonfinancial liabilities which include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination, became effective for the Company on July 1, 2009. The adoption of the guidance under ASC Topic 820 for nonfinancial assets and nonfinancial liabilities did not have an impact on the Company’s consolidated financial position or results of operations.
In April 2009, the FASB issued guidance now codified under ASC Topic 825-10, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. ASC Topic 825-10 also amends the disclosure requirements of ASC Topic 270-10 to require those disclosures in summarized financial information at interim reporting periods. The guidance under ASC Topic 825-10 became effective for the Company during the quarter ended September 30, 2009 and we have included the required additional interim disclosures in the financial statements.
In April 2008, the FASB issued guidance, now codified under ASC Topics 350-30 and 275-10, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350. The guidance under ASC Topics 350-30 and 275-10 became effective as of July 1, 2009 for the Company. The adoption of ASC Topics 350-30 and 275-10 did not have a material effect on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued guidance, now codified under ASC Topic 808-10, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC Topic 808-10 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the disclosure requirements related to these arrangements. The guidance under ASC Topic 808-10 became effective as of July 1, 2009 for the Company. The adoption of the guidance under ASC Topic 808-10 did not have a material effect on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: (a) the quoted price of the identical liability when traded as an asset, (b) quoted prices for similar liabilities or similar liabilities when traded as assets, or (c) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC Topic 820. The adoption on October 1, 2009 will not have a material effect on the Company’s condensed consolidated financial statements.

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
Liquidity and Capital Resources
We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, other liquid assets, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, divestiture of current business lines as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.
Working capital at September 30, 2009 and June 30, 2009 was $12,993,000 and $7,768,000, respectively. For the three months ended September 30, 2009, cash used in operations totaled $1,136,398. For the three months ended September 30, 2009, cash used in investing activities totaled $122,631. For the three months ended September 30, 2009, cash used in financing activities was $1,156,700.
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
There are no financial covenants for fiscal 2010. Wells Fargo will not be renewing the Credit Agreements. Accordingly, the Credit Agreements will expire on December 29, 2009.

The available amount under the Credit Agreements is the lesser of $8,000,000 or the amount calculated under the Borrowing Base (as defined in the Credit Agreements). The Borrowers must maintain a minimum outstanding amount of $500,000 under the Credit Agreements at all times and pay a fee equal to the interest rate set forth on any such shortfall. Interest on amounts borrowed under the Credit Agreements is payable at Wells Fargo’s prime rate of interest plus 1% per annum floating, payable monthly in arrears. The default rate of interest is 3% higher than the rate otherwise payable. A fee of 1/2 % per annum on the Unused Amount (as defined in the Credit Agreements) is payable monthly in arrears. At September 30, 2009, the balance outstanding under the Credit Agreements is $1,609,122. An additional $992,877 was available to be borrowed at September 30, 2009.
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
Market Risk:
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Labcaire Systems, Ltd., Misonix, Ltd. and UKHIFU.
Interest Rate Risk:
The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, the term of its debt obligations and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 4T.	Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1A.	Risk Factors
Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes from the risk factors disclosed in that Form 10-K.

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
Date: November 16, 2009

MISONIX, INC. (Registrant)

By:	/s/ Michael A. McManus, Jr.

Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba

Richard Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary