Form 10-Q
period 2009-12-31
MISONIX INC
filed 2010-02-16
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	February 16, 2010

Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Derived from
		audited financial
		statements)
Assets
Current assets:
Cash	$9,757,428	$3,415,813
Accounts receivable, less allowance for doubtful accounts of $396,089 and $334,399, respectively	2,243,612	3,301,551
Inventories, net	3,177,770	3,678,743
Deferred income taxes	1,014,262	762,429
Prepaid expenses and other current assets	970,261	715,589
Current assets of discontinued operations	—	9,119,435

Total current assets	17,163,333	20,993,560

Property, plant and equipment, net	1,254,294	588,191
Deferred income taxes	299,482	128,183
Goodwill	2,028,748	2,016,941
Other assets	1,675,186	757,551
Assets of discontinued operations	—	10,678,980

Total assets	$22,421,043	$35,163,406

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$—	$2,633,059
Notes payable	11,304	261,485
Accounts payable	1,207,052	690,004
Accrued expenses and other current liabilities	746,309	807,691
Foreign income taxes payable	4,207	10,363
Current maturities of capital lease obligations	14,019	13,523
Current liabilities of discontinued operations	—	8,809,535

Total current liabilities	1,982,891	13,225,660

Capital lease obligations	20,541	27,716
Deferred lease liability	19,305	38,607
Deferred income taxes	405,776	405,776
Deferred income	189,051	201,207
Liabilities related to discontinued operations	—	280,652

Total liabilities	2,617,564	14,179,618

Commitments and contingencies

Stockholders’ equity:
Misonix, Inc. Stockholders’ equity:
Common stock, $.01 par value—shares authorized 20,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	25,391,798	25,251,412
Accumulated deficit	(4,966,597)	(3,824,003)
Accumulated other comprehensive loss	(325,166)	(348,936)
Treasury stock, 77,800 shares	(412,424)	(412,424)

Total Misonix, Inc. stockholders’ equity	19,758,403	20,736,841
Noncontrolling interest	45,076	246,947

Total stockholders’ equity	19,803,479	20,983,788

Total liabilities and stockholders’ equity	$22,421,043	$35,163,406

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the six months ended
	December 31,
	2009	2008

Net sales	$6,117,796	$8,025,474

Cost of goods sold	3,269,938	4,751,374

Gross profit	2,847,858	3,274,100

Operating expenses:
Selling expenses	2,033,044	1,445,128
General and administrative expenses	2,838,572	2,772,734
Research and development expenses	946,040	698,329
Total operating expenses	5,817,656	4,916,191

Operating loss from continuing operations	(2,969,798)	(1,642,091)

Other income (expense):
Interest income	28,082	35,795
Interest expense	(45,659)	(93,132)
Royalty income and license fees	308,883	315,963
Royalty expense	(65,056)	(16,502)
Recovery of Focus Surgery, Inc. investment	—	1,516,866
Other	(24,085)	4,161

Total other income	202,165	1,763,151

(Loss) income from continuing operations before income taxes	(2,767,633)	121,060
Income tax (benefit) provision	(1,134,044)	104,401

Net (loss) income from continuing operations	(1,633,589)	16,659

Discontinued Operations:
Net income from discontinued operations, net of tax of $0 and $183,059 — Ultrasonics	—	252,796
Net income from discontinued operations, net of tax of $32,429 and $100,335 — Sonora	129,717	138,557
Net income from discontinued operations, net of tax of $437,968 and $52,729 — Labcaire	514,477	123,036
Net loss on the sale of Labcaire, net of tax of ($100,163)	(195,716)	—
Gain on sale of net assets of Sonora, net of tax of $885,076	82,897	—

Total net income from discontinued operations	531,375	514,389

Net (loss) income	(1,102,214)	531,048
Net income attributable to noncontrolling interest	40,380	17,544

Net (loss) income attributable to Misonix, Inc. shareholders	$(1,142,594)	$513,504

Net (loss) income per share from continuing operations — Basic	$(0.23)	$—

Net income per share from discontinued operations — Basic	0.08	0.07

Net (loss) income per share — Basic	$(0.16)	$0.07

Net (loss) income per share from continuing operations — Diluted	$(0.23)	$—

Net income per share from discontinued operations — Diluted	0.08	0.07

Net (loss) income per share — Diluted	$(0.16)	$0.07

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,001,369	7,022,226

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	December 31,
	2009	2008

Net sales	$3,371,112	$4,882,275

Cost of goods sold	1,645,395	2,837,700

Gross profit	1,725,717	2,044,575

Operating expenses:
Selling expenses	1,083,631	646,802
General and administrative expenses	1,493,316	1,269,133
Research and development expenses	523,571	377,697

Total operating expenses	3,100,518	2,293,632

Operating loss from continuing operations	(1,374,801)	(249,057)

Other income (expense):
Interest income	14,054	4,744
Interest expense	(17,571)	(46,870)
Royalty income and license fees	152,260	139,736
Royalty expense	(65,056)	(12,918)
Other	(34,250)	28,403

Total other income	49,437	113,095

Loss from continuing operations before income taxes	(1,325,364)	(135,962)
Income tax benefit	(888,280)	(45,035)

Net loss from continuing operations	(437,084)	(90,927)

Discontinued Operations:
Net income from discontinued operations, net of tax of $0 and $97,159 — Ultrasonics	—	134,172
Net income from discontinued operations, net of tax of $0 and $67,006 — Sonora	—	92,531
Net income from discontinued operations, net of tax of $0 and $26,879 — Labcaire	—	62,720
Gain on sale of net assets of Sonora, net of tax of $885,076	82,897	—

Total net income from discontinued operations	$82,897	$289,423

Net (loss) income	(354,187)	198,496
Net income attributable to noncontrolling interest	12,748	4,994

Net (loss) income attributable to Misonix, Inc. shareholders	$(366,935)	$193,502

Net loss per share from continuing operations — Basic	$(0.06)	$(0.01)

Net income per share from discontinued operations — Basic	0.01	0.04

Net (loss) income per share — Basic	$(0.05)	$0.03

Net loss per share from continuing operations — Diluted	$(0.06)	$(0.01)

Net income per share from discontinued operations — Diluted	0.01	0.04

Net (loss) income per share — Diluted	$(0.05)	$0.03

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,001,369	7,001,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

Six months ended December 31, 2009

	Common Stock
	$.01 Par Value		Treasury Stock
							Accumulated
					Additional		other		Total
	Number		Number		paid-in	Accumulated	comprehensive	Noncontrolling	stockholders’
	of shares	Amount	of shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2009	7,079,169	$70,792	(77,800)	$(412,424)	$25,251,412	$(3,824,003)	$(348,936)	$246,947	$20,983,788

Net loss	—	—	—	—	—	(1,142,594)	—	40,380	(1,102,214)
Foreign currency translation adjustment	—	—	—	—	—	—	23,770	—	23,770

Comprehensive loss	—	—	—	—	—	—	—	—	(1,078,444)
Purchase of remaining 5% interest in Sonora	—	—	—	—	—	—	—	(242,251)	(242,251)
Stock-based compensation	—	—	—	—	140,386	—	—	—	140,386

Balance, December 31, 2009	7,079,169	$70,792	(77,800)	$(412,424)	$25,391,798	$(4,966,597)	$(325,166)	$45,076	$19,803,479

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,
	2009	2008
Operating activities
Net income (loss) from continuing operations	(1,633,589)	16,659
Adjustments to reconcile net (loss) income from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	204,775	245,696
Bad debt expense	31,525	81,992
Deferred income tax (benefit) expense	(788,734)	367,364
Loss on disposal of property, plant and equipment	1,017	—
Stock-based compensation	140,386	88,375
Deferred income (loss)	(12,156)	(12,156)
Deferred leasehold costs	(19,302)	(9,273)
Recovery of Focus Surgery, Inc. investment	—	(1,516,866)
Changes in operating assets and liabilities:
Accounts receivable	1,072,863	(485,068)
Inventories	502,044	907,851
Income taxes	(103,608)	(16,413)
Prepaid expenses and other current assets	(253,747)	206,584
Accounts payable and other accrued liabilities	213,840	(826,147)
Foreign income taxes payable	(3,147)	—
Other assets	(835,010)	(130,897)

Net cash used in operating activities	(1,482,843)	(1,082,299)

Investing activities
Acquisition of property, plant and equipment	(833,763)	(125,688)
Recovery of Focus Surgery, Inc. investment	—	1,516,866
Investment in UKHIFU Limited	(16,502)	—
Acquisition of minority interest	—	(21,705)

Net cash (used in) provided by investing activities	(850,265)	1,369,473

Financing activities
Proceeds from short-term borrowings	9,229,418	14,007,047
Payments of short-term borrowings	(12,112,658)	(14,836,575)
Principal payments on capital lease obligations	(6,679)	(7,230)

Net cash used in financing activities	(2,889,919)	(836,758)

Cash flows from discontinued operations
Net cash provided by operating activities	371,098	152,462
Net cash provided by investing activities	12,600,000	—
Net cash used in financing activities	(1,400,000)	—

Net cash provided by discontinued operations	11,571,098	152,462

Effect of exchange rate changes on cash	(6,456)	51,130

Net increase (decrease) in cash	6,341,615	(345,992)
Cash at beginning of period	3,415,813	1,532,983

Cash at end of period	9,757,428	1,186,991

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$49,962	$186,797

Income taxes	$25	$63,763

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010, or any interim period.

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

Subsequent Events
We evaluated events or transactions which occurred subsequent to the balance sheet date but prior to February 16, 2010, the issuance date of the financial statements, for recognition or disclosure.

Reclassification
Certain prior period amounts in the accompanying financial statements and related notes have been reclassified to conform to the current period’s presentation.

Discontinued Operations
On April 7, 2009, the Company sold the assets of its Ultrasonics Laboratory Products business (“Ultrasonics”) to iSonix LLC, a wholly owned subsidiary of Sonics and Materials, Inc., for a cash payment of $3.5 million. The results of operations from the Ultrasonic Laboratory Products business are shown net of tax from discontinued operations. Results of Ultrasonics for all periods presented are classified as a discontinued operation.

On August 5, 2009, the Company sold its Labcaire Systems, Ltd. (“Labcaire”) subsidiary to PuriCore International Limited for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate is consistent with published discounts. The discounted value of the note ($900,000) is used to determine gain or loss on the sale, and is included in other assets in the consolidated balance sheet. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The aggregate commission will have a zero value in determining the current gain or loss on the sale of Labcaire until the commission is paid. As of December 31, 2009, there were no commissions paid. For the six months ended December 31, 2009, the Company recorded an after tax loss on the sale of Labcaire of $195,716. Results of Labcaire for all periods presented are classified as discontinued operations.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
On October 2, 2009, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) sold substantially all of its assets to Medical Imaging Holdings, Inc. for a cash payment of $8,000,000 (subject to a future adjustment based on net working capital at the closing). The Company also purchased at the closing of such transaction, utilizing $1,200,000 of the proceeds, the remaining outstanding 5% of Sonora’s shares. Sonora is engaged in the business of (i) selling, repairing and servicing new and used diagnostic ultrasound systems and consumable accessories used in conjunction therewith, (ii) selling, repairing, servicing and testing diagnostic ultrasound transducers, (iii) developing and selling equipment for testing ultrasound transducers, (iv) selling equipment used for cleaning and disinfecting ultrasound transducers including, but not limited to, transesophogeal echocardiography probes, (v) selling equipment used for testing endoscopic probes, (vi) repairing and servicing MRI systems and parts and subsystems used therein, and (vii) performing training for the service and maintenance of diagnostic ultrasound and MRI systems, in each instance throughout the world. Results of Sonora for all periods presented are classified as discontinued operation.

The following amounts related to the Sonora and Labcaire businesses have been segregated from the Company’s continuing operations and are in the consolidated balance sheets:
Sonora

June 30,
2009
Cash	$175,369
Accounts receivable	1,734,761
Inventory	1,502,076
Other current assets	247,177
Property, plant and equipment — net	816,200
Goodwill	2,924,970

Total assets of discontinued operations	$7,400,553

Accounts payable	$355,962
Accrued expenses and other current liabilities	356,294
Deferred lease	235,894
Other liabilities	44,758

Total liabilities of discontinued operations	$992,908

Labcaire

June 30,
2009
Cash	$99,840
Accounts receivable	3,622,248
Inventory	1,446,497
Other current assets	291,467
Property, plant and equipment — net	4,142,303
Deferred taxes	1,160,363
Other assets	116,466
Goodwill	1,518,678

Total assets of discontinued operations	$12,397,862

Revolving credit facility	$1,820,891
Accounts payable	1,932,543
Accrued expenses and other current liabilities	2,336,389
Tax payable	785,466
Gain from sale of building	1,054,543
Capital leases	167,447

Total liabilities of discontinued operations	$8,097,279

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The following represents the results of Ultrasonics, Sonora and Labcaire:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	$3,923,161	$15,470,938	$—	$7,307,664

Income from discontinued operations, before tax	$1,113,861	$850,512	$—	$480,466
Loss on sale of Labcaire	(295,149)	—	—	—
Gain on sale of Sonora	967,973	—	967,973	—
Income tax expense	(1,255,310)	(336,123)	(885,076)	(191,043)

Income from discontinued operations, net of tax	$531,375	$514,389	$82,897	$289,423

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

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic shares	7,001,369	7,001,369	7,001,369	7,001,369
Dilutive effect of stock options	—	20,857	—	—

Diluted shares	7,001,369	7,022,226	7,001,369	7,001,369

Diluted EPS for the six and three months ended December 31 2009 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, we excluded from the calculation of diluted EPS all outstanding options for the three and six months ended December 31, 2009 were 1,936,708. Excluded from the calculation of diluted EPS are outstanding options for 1,840,134 and 1,860,991 shares for the three and six months ended December 31, 2008, respectively.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
3. Comprehensive Income (Loss)
Total comprehensive (loss) income was $(1,078,444) and $(210,964) for the six and three months ended December 31, 2009 and $24,863 and $346,726 for the six and three months ended December 31, 2008, respectively. The components of comprehensive (loss) income are net income (loss) and foreign currency translation adjustments.
4. Stock-Based Compensation
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Committee administering the applicable option plan (the “Committee”)), not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of three to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended December 31, 2009 and 2008, the Company granted options to purchase 0 and 132,150 shares of the Company’s common stock, respectively. During the six month periods ended December 31, 2009 and 2008, the Company granted options to purchase 148,300 and 303,150 shares of the Company’s common stock, respectively.
Stock-based compensation expense for the six month period ended December 31, 2009 and 2008 was $140,000 and $88,000, respectively. Stock-based compensation expense for the three month period ended December 31, 2009 and 2008 was $108,000 and $28,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of December 31, 2009, there was approximately $576,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 1.8 years.
There was no cash received from the exercise of stock options for the six and three month periods ended December 31, 2009 and 2008. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.
The fair values of the options granted during the periods ended December 31, 2009 and 2008 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2009	2008	2009	2008
Risk-free interest rate	3.1%	3.1%	—	2.8%
Expected option life in years	6.5	6.5	—	6.5
Expected stock price volatility	81.94%	54.5%	—	54.9%
Expected dividend yield	0%	0%	—	0%
Weighted-average fair value of options granted	$2.02	$1.14	—	$0.93

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
Changes in outstanding stock options during the six months ended December 31, 2009 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value (a)
Outstanding as of June 30, 2009	1,799,918	5.21	5.4
Granted	148,300	2.44
Forfeited	(11,510)	5.34
Expired	—	—

Outstanding as of December 31, 2009	1,936,708	5.00	5.3	$7.596

Exercisable and vested at December 31, 2009	1,500,076	5.71	4.9	$1.899

Available for grant at December 31, 2009	884,161

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2009 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

5. Focus Surgery, Inc.
On March 3, 2008, the Company, USHIFU, LLC (“USHIFU”), FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. (“Focus”) entered into a Stock Purchase Agreement (the “Focus Agreement”). The closing of the transactions contemplated by the Focus Agreement took place on July 1, 2008. Pursuant to the Focus Agreement, the Company sold to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company also received $679,366, fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus, with the remaining fifty percent (50%) of such amount of $679,366 to be due on January 1, 2010. Upon collection, such payment will be recognized as a gain. Interest payable quarterly, commencing October 1, 2008, at the rate of eight (8%) per annum will be paid on the balance due the Company. USHIFU and Focus have each granted the Company a security interest in certain of their assets to secure the amount owed. The Company is also a party to an inter-creditor agreement with USHIFU, Focus and one of the other former stockholders of Focus with respect to the collateral securing the amount owed the Company. As a result of this transaction, the Company reported a gain of $1.5 million which was reported in “Other income” in the accompanying statement of operations for the three months ended September 30, 2008.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
6. Income Taxes
There are no federal, state or foreign audits in process as of December 31, 2009. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Misonix, Ltd. and UKHIFU Limited file tax returns in England. The England Inland Revenue Service has never examined these tax returns.
As of December 31, 2009, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.
7. Inventories
Inventories are summarized as follows:

	December 31,	June 30,
	2009	2009
Raw materials	$2,420,164	$2,380,827
Work-in-process	1,084,938	876,918
Finished goods	438,567	1,199,230

	3,943,669	4,456,975
Less valuation reserve	765,899	778,232

	$3,177,770	$3,678,743

8. Accrued Expenses and Other Current Liabilities
The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2009	2009
Accrued payroll and vacation	$360,418	$378,933
Accrued VAT and sales tax	45,490	30,227
Accrued commissions and bonuses	160,482	245,852
Accrued professional fees	24,172	11,762
Other	155,747	140,917

	$746,309	$807,691

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
9. Revolving Credit Facilities
On December 29, 2006, the Company and its subsidiaries, Sonora and Hearing Innovations, Inc., and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements was $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility was available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements matured on December 29, 2009. Accordingly, the Credit Agreements expired on December 29, 2009. All amounts outstanding were repaid.
10. Commitments and Contingencies
The Company is not party to any pending material claims or lawsuits.
11. Business Segments
The Company operates in two business segments which are organized by product types: medical devices and laboratory and scientific products. Medical devices include the AutoSonix™ ultrasonic cutting and coagulatory system, the Sonablate 500® (used to treat prostate cancer), ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery), Bone Scalpel, soft tissue aspirator (used primarily for the cosmetic surgery market) and the wound debrider. Laboratory and scientific products includes the Aura ductless fume enclosure and like products. The Company evaluates the performance of the segments based upon income from operations before general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments is as follows:
For the six months ended December 31, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$4,836,131	$1,281,665	$—	$6,117,796
Cost of goods sold	2,296,901	973,037	—	3,269,938

Gross profit	2,539,230	308,628	—	2,847,858

Selling expenses	1,780,109	252,935	—	2,033,044
Research and development expenses	780,537	165,503	—	946,040
General and administrative expenses	—	—	2,838,572	2,838,572

Total operating expenses	2,560,646	418,438	2,838,572	5,817,656

Operating loss from continuing operations	$(21,416)	$(109,810)	$(2,838,572)	$(2,969,798)

Net income from discontinued operations	$212,614	$318,761	$—	$531,375

For the six months ended December 31, 2008:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$6,518,951	$1,506,523	$—	$8,025,474
Cost of goods sold	3,610,059	1,141,315	—	4,751,374

Gross profit	2,908,892	365,208	—	3,274,100

Selling expenses	1,207,785	237,343	—	1,445,128
Research and development expenses	603,176	95,153	—	698,329
General and administrative expenses	—	—	2,772,734	2,772,734

Total operating expenses	1,810,961	332,496	2,772,734	4,916,191

Operating income (loss) from continuing operations	$1,097,931	$32,712	$(2,772,734)	$(1,642,091)

Net income from discontinued operations	$138,557	$375,832	$—	$514,389

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
For the three months ended December 31, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$2,717,180	$653,932	$—	$3,371,112
Cost of goods sold	1,199,552	445,843	—	1,645,395

Gross profit	1,517,628	208,089	—	1,725,717

Selling expenses	951,148	132,483	—	1,083,631
Research and development expenses	443,842	79,729	—	523,571
General and administrative expenses	—	—	1,493,316	1,493,316

Total operating expenses	1,394,990	212,212	1,493,316	3,100,518

Operating income (loss) from continuing operations	$122,638	$(4,123)	$(1,493,316)	$(1,374,801)

Net income from discontinued operations	$82,897	$—	$—	$82,897

For the three months ended December 31, 2008:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$4,022,914	$859,361	$—	$4,882,275
Cost of goods sold	2,192,182	645,518	—	2,837,700

Gross profit	1,830,732	213,843	—	2,044,575

Selling expenses	516,130	130,672	—	646,802
Research and development expenses	331,702	45,995	—	377,697
General and administrative expenses	—	—	1,269,133	1,269,133

Total operating expenses	847,832	176,667	1,269,133	2,293,632

Operating income (loss) from continuing operations	$982,900	$37,176	$(1,269,133)	$(249,057)

Net income from discontinued operations	$92,531	$196,892	$—	$289,423

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Six months ended December 31,		Three months ended December 31,
	2009	2008	2009	2008
United States	$4,787,804	$5,316,557	$2,642,750	$3,117,386
United Kingdom	285,479	394,318	169,070	217,898
Europe	549,967	1,287,367	302,788	1,060,611
Asia	240,530	432,880	77,109	234,152
Canada and Mexico	59,861	154,512	8,805	79,336
Middle East	88,962	141,243	88,962	43,907
Other	105,193	298,597	81,628	128,985

	$6,117,796	$8,025,474	$3,371,112	$4,882,275

12. Fair Value of Financial Instruments
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
Trade Accounts Payable
The carrying amount of trade payables approximates fair value because of their short outstanding terms.
Note Receivable
The carrying amount of the note receivable approximates fair value because the discount rate is fair market value.

December 31, 2009	Carrying Amount	Fair Value
Cash	$9,757,428	$9,757,428
Trade accounts receivable	2,243,612	2,243,612
Trade accounts payable	1,207,052	1,207,052
Note receivable	900,000	900,000

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
13. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009. References made to authoritative FASB guidance throughout this Report have been updated to the applicable Codification section.
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
In December 2007, the FASB issued guidance now codified under ASC Topic 810-10. ASC Topic 810-10 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance under ASC Topic 810-10 became effective as of July 1, 2009 for the Company. In connection with the adoption of the guidance now codified under ASC Topic 810-10, the Company has reclassified amounts in the accompanying consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity and consolidated statements of cash flows related to noncontrolling interests.
In December 2007, the FASB issued guidance now codified under ASC Topic 805. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Also, in April 2009, the FASB issued guidance now codified under ASC Topic 805-20, to address some of the application issues under ASC Topic 805. ASC Topic 805-20 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of the acquisition of the related asset or liability can be determined). Both the guidance under ASC Topics 805 and 805-20 became effective as of July 1, 2009 for the Company. Accordingly, any business combination completed prior to July 1, 2009 was accounted for pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations. Business combinations completed subsequent to July 1, 2009 will be accounted for pursuant to ASC Topics 805 and 805-20. The impact that ASC Topics 805 and 805-20 will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The adoption of the guidance now codified under ASC Topic 820 for nonfinancial assets and nonfinancial liabilities which include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination, became effective for the Company on July 1, 2009. The adoption of the guidance under ASC Topic 820 for nonfinancial assets and nonfinancial liabilities did not have an impact on the Company’s condensed consolidated financial statements.
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
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: (a) the quoted price of the identical liability when traded as an asset, (b) quoted prices for similar liabilities or similar liabilities when traded as assets, or (c) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC Topic 820. The adoption of ASU No. 2009-05 on October 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.
In October 2009, the FASB issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Misonix, Inc. and its subsidiaries, which we refer to as “Misonix”, “we”, “our”, and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Item 1. “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2009, for the fiscal year ended June 30, 2009 (“2009 Form 10-K”). Item 7 of the 2009 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of December 31, 2009.
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
Six months ended December 31, 2009 and 2008.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products decreased $1,907,678 to $6,117,796 for the six months ended December 31, 2009 from $8,025,474 for the six months ended December 31, 2008. This difference in net sales is due to a decrease in sales of medical device products of $1,682,802 to $4,836,131 for the six months ended December 31, 2009 from $6,518,951 for the six months ended December 31, 2008. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $224,858 to $1,281,665 for the six months ended December 31, 2009 from $1,506,523 for the six months ended December, 2008. The decrease in sales of therapeutic medical device products was primarily attributable to sales of the Company’s Neuroaspirator, European HIFU sales and AutoSonix product, partially offset by an increase in sales of the Company’s bone scalpel product and Lysonix ultrasonic assisted liposuction product.
Gross profit: Gross profit increased to 46.6% for the six months ended December 31, 2009 from 40.8% for the six months ended December 31, 2008. Gross profit for medical device products increased to 52.5% for the six months ended December 31, 2009 from 44.6% for the six months ended December 31, 2008. Gross profit for laboratory and scientific products decreased to 24.1% for the six months ended December 31, 2009 from 24.2% for the six months ended December 31, 2008. Gross profit for medical device products was favorably impacted in the six months ended December 31, 2009 predominately due to a favorable product mix of higher margin bone scalpel products.
Selling expenses: Selling expenses increased $587,916 to $2,033,044 for the six months ended December 31, 2009 from $1,445,128 for the six months ended December 31, 2008. Laboratory and scientific products selling expenses increased $15,592. Selling expenses for medical device products increased $572,324, primarily due to a higher headcount related to an expanded sales force.
General and administrative expenses: General and administrative expenses increased $65,838 from $2,772,734 in the six months ended December 31, 2008 to $2,838,572 in the six months ended December 31, 2009 due to higher bonus expense.

Research and development expenses: Research and development expenses increased $247,711 from $698,329 for the six months ended December 31, 2008 to $946,040 for the six months ended December 31, 2009. Laboratory and scientific products research and development expenses increased approximately $70,350 due to increased product support related to fume products. Research and development expenses for medical device products increased $177,361, primarily due to increased headcount and consulting expenses.
Other income (expense): Other income for the six months ended December 31, 2009 was $202,164 as compared to $1,763,151 for the six months ended December 31, 2008. The decrease of $1,560,987 was primarily due to the receipt in the first quarter of fiscal year 2009 of $1,516,866 from USHIFU, LLC (“USHIFU”) pursuant to the Focus Surgery, Inc. (“Focus”) transaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty (50%) percent of the outstanding principal and accrued interest of loans previously made by the Company to Focus.
Income taxes: The effective tax rate was 41% for the six months ended December 31, 2009 as compared to an effective tax rate of 86.2% for the six months ended December 31, 2008. The 86.2% is predicated on the impact of permanent differences between accounting and taxable income for non-cash compensation and entertainment expenses.
Three months ended December 31, 2009 and 2008.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products decreased $1,511,163 to $3,371,112 for the three months ended December 31, 2009 from $4,882,275 for the three months ended December 31, 2008. This difference in net sales is due to a decrease in sales of medical device products of $1,305,734 to $2,717,180 for the three months ended December 31, 2009 from $4,022,914 for the three months ended December 31, 2008. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $205,429 to $653,932 for the three months ended December 31, 2009 from $859,361 for the three months ended December 31, 2008. The decrease in sales of therapeutic medical device products was primarily attributable to sales of the Company’s Neuroaspirator, SonicOne, European HIFU sales and AutoSonix product, partially offset by an increase in sales of the Company’s bone scalpel product and Lysonix ultrasonic assisted liposuction product. The decrease in laboratory sales is attributable to lower fume cabinet sales.
Gross profit: Gross profit increased to 51.2% for the three months ended December 31, 2009 from 41.9% for the three months ended December 31, 2008. Gross profit for medical device products increased to 55.9% for the three months ended December 31, 2009 from 45.5% for the three months ended December 31, 2008. Gross profit for laboratory and scientific products increased to 31.8% for the three months ended December 31, 2009 from 24.9% for the three months ended December 31, 2008. Gross profit for medical device products was favorably impacted in the three months ended December 31, 2009 predominately due to a favorable product mix of higher margin bone scalpel products. The increase in gross profit in the December 2009 period for laboratory and scientific products is due to higher margins at Misonix due to lower fixed factory costs.
Selling expenses: Selling expenses increased $436,829 to $1,083,631 for the three months ended December 31, 2009 from $646,802 for the three months ended December 31, 2008. Laboratory and scientific products selling expenses increased $1,811. Selling expenses for medical device products increased $435,018, primarily due to a higher headcount related to an expanded sales force.
General and administrative expenses: General and administrative expenses increased $224,183 from $1,269,133 in the three months ended December 31, 2008 to $1,493,316 in the three months ended December 31, 2009 due to increased bonus and insurance expense.

Research and development expenses: Research and development expenses increased $145,874 from $377,697 for the three months ended December 31, 2008 to $523,571 for the three months ended December 31, 2009. Laboratory and scientific products research and development expenses increased approximately $33,734 due to increased product support related to fume products. Research and development expenses for medical device products increased $112,140, primarily due to increased headcount and consulting expenses.
Other income (expense): Other income for the three months ended December 31, 2009 was $49,437 as compared to $113,095 for the three months ended December 31, 2008. The decrease is related to increased royalty expenses.
Income taxes: The effective tax rate was 67% for the three months ended December 31, 2009, as compared to an effective tax rate of 33.1% for the three months ended December 31, 2008. The 67% is predicated on the assumption of an effective tax rate of approximately 40% based upon updated assumptions in the second quarter of fiscal 2010 plus the impact of permanent differences between accounting and taxable income.
Liquidity and Capital Resources
We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, divestiture of current business lines as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.
Working capital at December 31, 2009 and June 30, 2009 was $15,180,442 and $7,768,000, respectively. For the six months ended December 31, 2009, cash used in operations totaled $1,482,843. For the six months ended December 31, 2009, cash used in investing activities totaled $850,265. For the six months ended December 31, 2009, cash used in financing activities was $2,889,919.
Revolving Credit Facilities
On December 29, 2006, the Company and its subsidiaries, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems and Hearing Innovations, Inc., and Wells Fargo Bank entered into a (i) Credit and Security Agreement and a (ii) Credit and Security Agreement Export-Import Subfacility (collectively referred to as the “Credit Agreements”). The aggregate credit limit under the Credit Agreements was $8,000,000 consisting of a revolving facility in the amount of up to $8,000,000. Up to $1,000,000 of the revolving facility was available under the Export-Import Agreement as a subfacility for Export-Import working capital financing. All credit facilities under the Credit Agreements matured on December 29, 2009. Accordingly, the Credit Agreements expired on December 29, 2009. All amounts outstanding were repaid.
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

New Accounting Pronouncements
We are required to adopt certain new accounting pronouncements. See note 13 to our consolidated financial statements included herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk:
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion of Misonix, Ltd. and UKHIFU.
Interest Rate Risk:
The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.
Item 4T. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting:
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Shareholders, held on December 8, 2009, Messrs. Howard Alliger, John W. Gildea, Michael A. McManus, Jr., Dr. Charles Miner III, T. Guy Minetti and Thomas F. O’Neill were elected as Directors for a one-year term. The votes were as follows: Mr. Alliger — votes for 5,549,687; votes withheld 877,272. Mr. Gildea — votes for 6,090,494; votes withheld 336,465. Mr. McManus — votes for 5,544,587; votes withheld 882,372. Dr. Miner — votes for 6,090,494; votes withheld 336,465. Mr. Minetti — votes for 6,159,093; votes withheld 267,866. Mr. O’Neill — votes for 6,090,494; votes withheld — 336,465.
The shareholders approved the adoption of the Company’s 2009 Employee Equity Incentive Plan by a vote of 1,540,187 shares for and 1,325,630 shares against, with 14,045 shares abstaining.
The shareholders approved the adoption of the Company’s 2009 Non-Employee Director Stock Option Plan by a vote of 1,477,457 shares for and 1,388,670 shares against, with 13,735 shares abstaining.
Item 6. Exhibits.

Exhibit 31.1 —	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2 —	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1 —	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2 —	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 16, 2010

MISONIX, INC.
(Registrant)
By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary