Form 10-Q
period 2010-03-31
MISONIX INC
filed 2010-05-12
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	May 12, 2010
Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
		(Derived from
		audited financial
	(Unaudited)	statements)
Assets
Current assets:
Cash	$9,179,233	$3,415,813
Accounts receivable, less allowance for doubtful accounts of $348,689 and $334,399, respectively	2,386,365	3,301,551
Inventories, net	3,329,518	3,678,743
Deferred income taxes	1,028,098	762,429
Prepaid expenses and other current assets	1,186,808	715,589
Current assets of discontinued operations	—	9,119,435

Total current assets	17,110,022	20,993,560

Property, plant and equipment, net	1,180,191	588,191
Deferred income taxes	—	128,183
Goodwill	2,028,413	2,016,941
Other assets	1,752,821	757,551
Assets of discontinued operations	—	10,678,980

Total assets	$22,071,447	$35,163,406

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$—	$2,633,059
Notes payable	258,784	261,485
Accounts payable	756,405	690,004
Accrued expenses and other current liabilities	822,888	807,691
Foreign income taxes payable	2,785	10,363
Current maturities of capital lease obligations	14,274	13,523
Current liabilities of discontinued operations	—	8,809,535

Total current liabilities	$1,855,136	$13,225,660

Capital lease obligations	16,855	27,716
Deferred lease liability	9,654	38,607
Deferred income taxes	405,776	405,776
Deferred income	182,973	201,207
Liabilities related to discontinued operations	—	280,652

Total liabilities	$2,470,394	$14,179,618

Commitments and contingencies

Stockholders’ equity:
Misonix, Inc. stockholders’ equity:
Common stock, $.01 par value—shares authorized 20,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	25,449,237	25,251,412
Accumulated deficit	(5,232,416)	(3,824,003)
Accumulated other comprehensive loss	(340,838)	(348,936)
Treasury stock, 77,800 shares	(412,424)	(412,424)

Total Misonix, Inc. stockholders’ equity	19,534,351	20,736,841
Noncontrolling interest	66,702	246,947

Total stockholders’ equity	19,601,053	20,983,788

Total liabilities and stockholders’ equity	$22,071,447	$35,163,406

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the nine months ended
	March 31,
	2010	2009

Net sales	$9,647,399	$10,750,421

Cost of goods sold	4,867,432	6,239,087

Gross profit	4,779,967	4,511,334

Operating expenses:
Selling expenses	3,237,194	2,068,519
General and administrative expenses	3,878,095	3,954,159
Research and development expenses	1,387,133	1,057,679
Litigation settlement expenses	—	(2,000)

Total operating expenses	8,502,422	7,078,357

Operating loss from continuing operations	(3,722,455)	(2,567,023)

Other income (expense):
Interest income	28,188	37,876
Interest expense	(48,176)	(127,061)
Royalty income and license fees	481,417	464,416
Royalty expense	(83,926)	(16,802)
Recovery of Focus Surgery, Inc. debt	693,044	1,516,866
Other	(52,849)	7,473

Total other income	1,017,698	1,882,768

Loss from continuing operations before income taxes	(2,704,757)	(684,255)
Income tax benefit	(1,088,199)	(496,026)

Net loss from continuing operations	(1,616,558)	(188,229)

Discontinued Operations:
Net income from discontinued operations, net of tax of $0 and $534,889 — Ultrasonics	—	371,872
Net income from discontinued operations, net of tax of $32,429 and $159,012 — Sonora	129,717	219,588
Net income from discontinued operations, net of tax of $437,968 and $102,335 — Labcaire	514,477	238,780
Net loss on the sale of Labcaire, net of tax benefit of $100,163	(195,716)	—
Loss on sale of net assets of Sonora, net of tax of $1,058,100	(174,132)	—

Total net income from discontinued operations	274,346	830,240

Net (loss) income	(1,342,212)	642,011
Net income attributable to noncontrolling interest	66,201	13,040

Net (loss) income attributable to Misonix, Inc. shareholders	$(1,408,413)	$628,971

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Basic	$(0.24)	$(0.03)

Net income per share from discontinued operations — Basic	0.04	0.12

Net (loss) income per share attributable to Misonix, Inc., shareholders — Basic	$(0.20)	$0.09

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Diluted	$(0.24)	$(0.03)

Net income per share from discontinued operations — Diluted	0.04	0.12

Net (loss) income per share attributable to Misonix, Inc., shareholders — Diluted	$(0.20)	$0.09

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,001,369	7,001,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Net sales	$3,529,603	$2,724,947

Cost of goods sold	1,597,495	1,487,713

Gross profit	1,932,108	1,237,234

Operating expenses:
Selling expenses	1,204,150	623,391
General and administrative expenses	1,039,523	1,181,425
Research and development expenses	441,093	359,350
Litigation settlement expenses	—	(2,000)

Total operating expenses	2,684,766	2,162,166

Operating loss from continuing operations	(752,658)	(924,932)

Other income (expense):
Interest income	106	2,081
Interest expense	(2,517)	(33,929)
Royalty income and license fees	172,534	148,453
Royalty expense	(18,870)	(300)
Recovery of Focus Surgery, Inc. debt	693,044	—
Other	(28,763)	3,312

Total other income	815,534	119,617

Income (loss) from continuing operations before income taxes	62,876	(805,315)
Income tax provision (benefit)	45,845	(582,121)

Net income (loss) from continuing operations	17,031	(223,194)

Discontinued Operations:
Net income from discontinued operations, net of tax of $0 and $333,524 — Ultrasonics	—	137,382
Net income from discontinued operations, net of tax of $0 and $58,677 — Sonora	—	81,031
Net income from discontinued operations, net of tax of $0 and $49,046 — Labcaire	—	115,744
Loss on sale of net assets of Sonora, net of tax of $173,024	(257,029)	—

Total net (loss) income from discontinued operations	(257,029)	$334,157

Net (loss) income	(239,998)	110,963
Net income (loss) attributable to noncontrolling interest	25,821	(4,504)

Net (loss) income attributable to Misonix, Inc. shareholders	$(265,819)	$115,467

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Basic	$—	$(0.03)

Net (loss) income per share from discontinued operations — Basic	(0.04)	0.05

Net (loss) income per share attributable to Misonix, Inc., shareholders — Basic	$(0.04)	$0.02

Net loss income per share from continuing operations attributable to Misonix, Inc. shareholders — Diluted	$—	$(0.03)

Net (loss) income per share from discontinued operations — Diluted	(0.04)	0.05

Net (loss) income per share attributable to Misonix, Inc., shareholders — Diluted	$(0.04)	$0.02

Weighted average common shares outstanding — Basic	7,001,369	7,001,369

Weighted average common shares outstanding — Diluted	7,038,385	7,001,369

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine months ended March 31, 2010

	Common Stock						Accumulated
	$.01 Par Value		Treasury Stock		Additional		other		Total
	Number		Number		paid-in	Accumulated	comprehensive	Noncontrolling	stockholders’
	of shares	Amount	of shares	Amount	capital	deficit	(loss)	interest	equity
Balance, June 30, 2009	7,079,169	$70,792	(77,800)	$(412,424)	$25,251,412	$(3,824,003)	$(348,936)	$246,947	$20,983,788

Net loss	—	—	—	—	—	(1,408,413)	—	66,201	(1,342,212)
Foreign currency translation adjustment	—	—	—	—	—	—	8,098	—	8,098

Comprehensive loss	—	—	—	—	—	—	—	—	(1,334,114)
Purchase of remaining 5% interest in Sonora	—	—	—	—	—	—	—	(246,446)	(246,446)
Stock-based compensation	—	—	—	—	197,825	—	—	—	197,825

Balance, March 31, 2010	7,079,169	$70,792	(77,800)	$(412,424)	$25,449,237	$(5,232,416)	$(340,838)	$66,702	$19,601,053

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	March 31,
	2010	2009
Operating activities
Net loss from continuing operations	$(1,616,558)	$(188,229)
Adjustments to reconcile net (loss) from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	354,851	305,511
Bad debt expense	(6,475)	181,479
Deferred income tax (benefit) expense	(1,078,655)	335,604
Loss on disposal of property, plant and equipment	13,809	—
Stock-based compensation	197,825	141,400
Deferred income (loss)	(18,234)	(18,234)
Deferred leasehold costs	(28,953)	(13,911)
Recovery of Focus Surgery, Inc. debt	(693,044)	(1,516,866)
Changes in operating assets and liabilities:
Accounts receivable	809,209	433,318
Inventories	358,591	333,927
Income taxes	(105,327)	(27,607)
Prepaid expenses and other current assets	(471,220)	(214,987)
Accounts payable and other accrued liabilities	124,677	(1,251,462)
Foreign income taxes payable	(4,184)	—
Other assets	(932,008)	(178,744)

Net cash used in operating activities	(3,095,696)	(1,678,801)

Investing activities
Acquisition of property, plant and equipment	(906,013)	(186,290)
Recovery of Focus Surgery, Inc. debt	693,044	1,516,866
Investment in UKHIFU Limited	(32,411)	(30,721)

Net cash (used in) provided by investing activities	(245,380)	1,299,855

Financing activities
Proceeds from short-term borrowings	9,514,892	21,020,765
Payments of short-term borrowings	(12,150,652)	(21,392,317)
Principal payments on capital lease obligations	(10,110)	(10,422)

Net cash used in financing activities	(2,645,870)	(381,974)

Cash flows from discontinued operations
Net cash provided by operating activities	567,283	338,202
Net cash provided by investing activities	12,600,000	—
Net cash used in financing activities	(1,400,000)	—

Net cash provided by discontinued operations	11,767,283	338,202

Effect of exchange rate changes on cash	(16,917)	29,270

Net increase (decrease) in cash	5,763,420	(393,448)
Cash at beginning of period	3,415,813	1,532,983

Cash at end of period	$9,179,233	$1,139,535

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$54,677	$254,152

Income taxes	$2,832	$63,763

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010, or any interim period.
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
Discontinued Operations
On April 7, 2009, the Company sold the assets of its Ultrasonics Laboratory Products (“Ultrasonics”) business to iSonix LLC, a wholly owned subsidiary of Sonics and Materials, Inc., for a cash payment of $3.5 million. The results of operations from the Ultrasonic business are shown net of tax from discontinued operations. Results of Ultrasonics for all periods presented are classified as a discontinued operation.
On August 5, 2009, the Company sold its Labcaire Systems, Ltd. (“Labcaire”) subsidiary to PuriCore International Limited for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate is consistent with published discounts. The discounted value of the note ($900,000) is used to determine gain or loss on the sale, and is included in other assets in the consolidated balance sheet. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The aggregate commission will have a zero value in determining the current gain or loss on the sale of Labcaire until the commission is paid. As of March 31, 2010, there were no commissions paid. For the nine months ended March 31, 2010, the Company recorded an after tax loss on the sale of Labcaire of $195,716. Results of Labcaire for all periods presented are classified as discontinued operations.
On October 2, 2009, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) sold substantially all of its assets to Medical Imaging Holdings (“Medical Imaging”), Inc. for a cash payment of $8,000,000 (subject to a future adjustment based on net working capital at the closing). On April 6, 2010, the Company made an adjustment of $257,029 to Medical Imaging for the net difference of adjustments of working capital, and the effect of income taxes. These amounts are reflected in discontinued operations in the March 31, 2010 financial statements. The Company also purchased at the closing of such transaction, utilizing $1,200,000 of the proceeds, the remaining outstanding 5% of Sonora’s shares. Sonora is engaged in the business of (i) selling, repairing and servicing new and used diagnostic ultrasound systems and consumable accessories used in conjunction therewith, (ii) selling, repairing, servicing and testing diagnostic ultrasound transducers, (iii) developing and selling equipment for testing ultrasound transducers, (iv) selling equipment used for cleaning and disinfecting ultrasound transducers including, but not limited to, transesophogeal echocardiography probes, (v) selling equipment used for testing endoscopic probes, (vi) repairing and servicing MRI systems and parts and subsystems used therein, and (vii) performing training for the service and maintenance of diagnostic ultrasound and MRI systems, in each instance throughout the world. Results of Sonora for all periods presented are classified as discontinued operations.

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The following represents the results of Ultrasonics, Sonora and Labcaire:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues	$3,923,161	$21,861,938	$—	$6,391,000

Income from discontinued operations, before tax	$1,114,591	$1,626,476	$—	$775,964
Loss on sale of Labcaire	(295,879)	—	—	—
Gain on sale of Sonora	883,968	—	(84,005)	—
Income tax expense	(1,428,334)	(796,236)	(173,024)	(441,807)

Income from discontinued operations, net of tax	$274,346	$830,240	$(257,029)	$334,157

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
The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic shares	7,001,369	7,001,369	7,001,369	7,001,369
Dilutive effect of stock options	—	—	37,016	—

Diluted shares	7,001,369	7,001,369	7,038,385	7,001,369

Excluded from the calculation of diluted EPS are options to purchase 1,649,860 and 1,793,063 shares of common stock for the three months ended March 31, 2010 and nine months ended March 31, 2009, respectively. The excluded shares are any shares in which the average stock price for the quarter or year-to-date is less than the exercise price of the outstanding options in the period in which the Company has net income.
Diluted EPS for the three and nine months ended March 31, 2010 and three and nine months ended March 31, 2009 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS all are outstanding options for 1,848,510 and 1,825,213 shares for the nine months ended March 31, 2010 and three months ended March 31, 2009, respectively.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
3. Comprehensive Income Loss
Total comprehensive loss income was $1,334,114 and $255,670 for the nine and three months ended March 31, 2010 and $(29) and $217,359 for the nine and three months ended March 31, 2009, respectively. The components of comprehensive (loss) income are net income (loss) and foreign currency translation adjustments.
4. Stock-Based Compensation
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of three to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended March 31, 2010 and 2009, the Company did not grant any options to purchase the Company’s common stock. During the nine month periods ended March 31, 2010 and 2009, the Company granted options to purchase 148,300 and 303,150 shares of the Company’s common stock, respectively.
Stock-based compensation expense for the nine month period ended March 31, 2010 and 2009 was $198,000 and $141,000, respectively. Stock-based compensation expense for the three month period ended March 31, 2010 and 2009 was $57,000 and $58,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of March 31, 2010, there was approximately $497,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 2 years.
There was no cash received from the exercise of stock options for the nine and three month periods ended March 31, 2010 and 2009. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.
The fair values of the options granted during the periods ended March 31, 2010 and 2009 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the nine months		For the three months
	ended		ended
	March 31,		March 31,
	2010	2009	2010	2009
Risk-free interest rate	3.1%	3.1%	—	—
Expected option life in years	6.5	6.5	—	—
Expected stock price volatility	81.9%	54.5%	—	—
Expected dividend yield	0%	0%	—	—
Weighted-average fair value of options granted	$2.02	$1.14	—	—

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
Changes in outstanding stock options during the nine months ended March 31, 2010 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value (a)
Outstanding as of June 30, 2009	1,799,918	5.21	5.4
Granted	148,300	2.44
Forfeited	(99,708)	5.10
Expired	—	—

Outstanding as of March 31, 2010	1,848,510	4.99	5.3	$2,492

Exercisable and vested at March 31, 2010	1,459,948	5.69	4.8	$623

Available for grant at March 31, 2010	959,384

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at March 31, 2010 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

5. Focus Surgery, Inc.
On March 3, 2008, the Company, USHIFU, LLC (“USHIFU”), FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. (“Focus”) entered into a Stock Purchase Agreement (the “Focus Agreement”). The closing of the transactions contemplated by the Focus Agreement took place on July 1, 2008. Pursuant to the Focus Agreement, the Company sold to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company also received $679,366, fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus, with the remaining fifty percent (50%) of such amount of $679,366 paid on January 4, 2010. Upon collection, payment was recognized as a gain.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
6. Income Taxes
There are no federal, state or foreign audits in process as of March 31, 2010. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Misonix, Ltd. and UKHIFU Limited file tax returns in England. The England Inland Revenue Service has never examined these tax returns.
As of March 31, 2010, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized.
7. Inventories
Inventories are summarized as follows:

	March 31,	June 30,
	2010	2009
Raw materials	$2,248,643	$2,380,827
Work-in-process	1,357,806	876,918
Finished goods	400,913	1,199,230

	4,007,362	4,456,975
Less valuation reserve	677,844	778,232

	$3,329,518	$3,678,743

8. Accrued Expenses and Other Current Liabilities
The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2010	2009
Accrued payroll and vacation	$410,637	$378,933
Accrued VAT and sales tax	47,738	30,227
Accrued commissions and bonuses	160,482	245,852
Accrued professional fees	44,174	11,762
Accrued royalty expense	69,458	300
Other	90,399	140,617

	$822,888	$807,691

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
Certain items are maintained at the corporate headquarters (corporate) and are not allocated to the segments. They primarily include general and administrative expenses. The Company does not allocate assets by segment. Summarized financial information for each of the segments is as follows:
For the nine months ended March 31, 2010:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$7,687,570	$1,959,829	$—	$9,647,399
Cost of goods sold	3,413,693	1,453,739	—	4,867,432

Gross profit	4,273,877	506,090	—	4,779,967

Selling expenses	2,857,966	379,228	—	3,237,194
Research and development expenses	1,137,682	249,451	—	1,387,133
General and administrative expenses	—	—	3,878,095	3,878,095

Total operating expenses	3,995,648	628,679	3,878,095	8,502,422

Operating income (loss) from continuing operations	$278,229	$(122,589)	$(3,878,095)	$(3,722,455)

Net income (loss) from discontinued operations	$(44,415)	$318,761	$—	$274,346

For the nine months ended March 31, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$8,466,678	$2,283,743	$—	$10,750,421
Cost of goods sold	4,596,933	1,642,154	—	6,239,087

Gross profit	3,869,745	641,589	—	4,511,334

Selling expenses	1,704,396	364,123	—	2,068,519
Research and development expenses	892,199	165,480	—	1,057,679
General and administrative expenses	—	—	3,952,159	3,952,159

Total operating expenses	2,596,595	529,603	3,952,159	7,078,357

Operating income (loss) from continuing operations	$1,273,150	$111,986	$(3,952,159)	$(2,567,023)

Net income from discontinued operations	$219,588	$610,652	$—	$830,240

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
For the three months ended March 31, 2010:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$2,851,439	$678,164	$—	$3,529,603
Cost of goods sold	1,116,793	480,702	—	1,597,495

Gross profit	1,734,646	197,462	—	1,932,108

Selling expenses	1,077,857	126,293	—	1,204,150
Research and development expenses	357,145	83,948	—	441,093
General and administrative expenses	—	—	1,039,523	1,039,523

Total operating expenses	1,435,002	210,241	1,039,523	2,684,766

Operating income (loss) from continuing operations	$299,644	$(12,779)	$(1,039,523)	$(752,658)

Net (loss) from discontinued operations	$(257,029)	$—	$—	$(257,029)

For the three months ended March 31, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$1,947,727	$777,220	$—	$2,724,947
Cost of goods sold	986,874	500,839	—	1,487,713

Gross profit	960,853	276,381	—	1,237,234

Selling expenses	496,611	126,780	—	623,391
Research and development expenses	289,023	70,327	—	359,350
General and administrative expenses	—	—	1,179,425	1,179,425

Total operating expenses	785,634	197,107	1,179,425	2,162,166

Operating income (loss) from continuing operations	$175,219	$79,274	$(1,179,425)	$(924,932)

Net income from discontinued operations	$81,031	$253,126	$—	$334,157

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Nine months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
United States	$6,988,004	$7,761,487	$2,216,915	$2,444,930
United Kingdom	436,191	399,759	150,713	5,440
Europe	1,035,781	1,561,944	485,814	274,577
Asia	598,184	432,880	341,144	—
Canada and Mexico	72,997	154,512	13,135	—
Middle East	239,454	141,243	150,492	—
Other	276,788	298,596	171,390	—

	$9,647,399	$10,750,421	$3,529,603	$2,724,947

12. Fair Value of Financial Instruments
We follow a three-level fair value hierarchy that prioritizes the inputs to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.
The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2010:

March 31, 2010	Carrying Amount	Fair Value
Cash	$9,179,233	$9,179,233
Trade accounts receivable	2,386,365	2,386,365
Trade accounts payable	756,405	756,405
Note receivable	610,065	610,065
Note payable	258,784	258,784
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value, all are considered Level 1 inputs:
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
Note Payable
The carrying amount of the note payable approximates fair value because the discount rate is fair market value.
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
In October 2009, the FASB issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In January 2010, the FASB issued an accounting pronouncement which amends fair value measurements and disclosures. The reporting entity must disclose information that enables the users of its financial statements to assess both (a) for assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to internal recognition, the valuation techniques and inputs used to develop there measurement and (b) for recurring fair value measurement using significant unobservable inputs, the effect of the measurements on earnings for this period. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In February 2010, the FASB issued an accounting update that addresses subsequent events. Specifically, the requirements to disclose the date that the financial statements are issued potentially conflicts with some of the SEC guidelines. The update addresses both the interaction of the requirements of this topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. The adoption of this update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix, Inc. and its subsidiaries, which we refer to as “Misonix”, “we”, “our”, and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Item 1. “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2009, for the fiscal year ended June 30, 2009 (“2009 Form 10-K”). Item 7 of the 2009 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 31, 2010.
Forward Looking Statements
This Report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this Report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in the performance of contracts or in conducting other activities, product mix in sales, results of joint ventures and investments in related entities, future economic, competitive and market conditions, and the outcome of legal proceedings as well as management business decisions.
Nine months ended March 31, 2010 and 2009.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products decreased $1,103,022 to $9,647,399 for the nine months ended March 31, 2010 from $10,750,421 for the nine months ended March 31, 2009. This difference in net sales is due to a decrease in sales of medical device products of $779,108 to $7,687,570 for the nine months ended March 31, 2010 from $8,466,678 for the nine months ended March 31, 2009. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $323,914 to $1,959,829 for the nine months ended March 31, 2010 from $2,283,743 for the nine months ended March 31, 2009. The decrease in sales of therapeutic medical device products was primarily attributable to the Company’s Neuroaspirator, European HIFU sales and the Company’s AutoSonix product, partially offset by an increase in sales of the Company’s bone scalpel product and Lysonix ultrasonic assisted liposuction product. Lower laboratory and scientific products sales are related to lower fume cabinet sales due to the overall economic environment.
Gross profit: Gross profit increased to 49.5% for the nine months ended March 31, 2010 from 42.0% for the nine months ended March 31, 2009. Gross profit for medical device products increased to 55.6% for the nine months ended March 31, 2010 from 45.7% for the nine months ended March 31, 2009. Gross profit for laboratory and scientific products decreased to 25.8% for the nine months ended March 31, 2010 from 28.1% for the nine months ended March 31, 2009. Gross profit for medical device products was favorably impacted in the nine months ended March 31, 2010 predominately due to a favorable product mix of higher margin bone scalpel and ultrasonic assisted liposuction products.
Selling expenses: Selling expenses increased $1,168,675 to $3,237,194 for the nine months ended March 31, 2010 from $2,068,519 for the nine months ended March 31, 2009. Laboratory and scientific products selling expenses increased $15,105. Selling expenses for medical device products increased $1,153,570, primarily due to higher headcount expenses related to an expanded sales force of approximately 12 people.

General and administrative expenses: General and administrative expenses decreased $74,064 from $3,952,159 in the nine months ended March 31, 2009 to $3,878,095 in the nine months ended March 31, 2010 due to reduced costs at UKHIFU, Ltd. (“UKHIFU”) and cost reduction efforts such as headcount and insurance at Misonix.
Research and development expenses: Research and development expenses increased $329,454 from $1,057,679 for the nine months ended March 31, 2009 to $1,387,133 for the nine months ended March 31, 2010. Laboratory and scientific products research and development expenses increased $83,971 due to increased product support related to fume products. Research and development expenses for medical device products increased $245,483, primarily due to increased headcount and related expenses.
Other income (expense): Other income for the nine months ended March 31, 2010 was $1,017,698 as compared to $1,882,768 for the nine months ended March 31, 2009. The decrease of $865,070 was primarily due to the receipt in the first quarter of fiscal year 2009 of $1,516,866 from USHIFU, LLC (“USHIFU”) pursuant to the Focus Surgery, Inc. (“Focus”) transaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty (50%) percent of the outstanding principal and accrued interest of loans previously made by the Company to Focus. During the three months ended March 31, 2010, the remaining 50% of the outstanding principal and accrued interest on the loan which resulted in a gain of $679,336 that was recorded in the third quarter.
Income taxes: The effective tax rate was 40% for the nine months ended March 31, 2010 as compared to an effective tax rate of 72.5% for the nine months ended March 31, 2009. The 40% is predicated on the impact of permanent differences between accounting and taxable income for non-cash compensation and entertainment expenses. The 72.5% for the nine months ended March 31, 2009 was the result of the reversal of a valuation allowance that expired in March 2009 for $250,000.
Three months ended March 31, 2010 and 2009.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $804,656 to $3,529,603 for the three months ended March 31, 2010 from $2,724,947 for the three months ended March 31, 2009. This difference in net sales is due to an increase in sales of medical device products of $903,712 to $2,851,439 for the three months ended March 31, 2010 from $1,947,727 for the three months ended March 31, 2009. This difference in net sales is also due to a decrease in laboratory and scientific products sales of $99,056 to $678,164 for the three months ended March 31, 2010 from $777,220 for the three months ended March 31, 2009. The increase in therapeutic medical device products was primarily attributable to sales of the Company’s bone scalpel, Neuroaspirator, AutoSonix, and the Lysonix ultrasonic assisted liposuction products, partially offset by lower European HIFU and SonicOne revenue. The decrease in laboratory and scientific products sales is due to lower fume cabinet sales due to the overall economic environment.
Gross profit: Gross profit increased to 54.7% for the three months ended March 31, 2010 from 45.4% for the three months ended March 31, 2009. Gross profit for medical device products increased to 60.8% for the three months ended March 31, 2010 from 49.3% for the three months ended March 31, 2009. Gross profit for laboratory and scientific products decreased to 29.1% for the three months ended March 31, 2010 from 35.6% for the three months ended March 31, 2009. Gross profit for medical device products was favorably impacted in the three months ended March 31, 2010 predominately due to a favorable product mix of higher margin bone scalpel products. The decrease in gross profit percentage in the March 2010 period for laboratory and scientific products is due to a reduction in revenues compared with fixed factory overhead costs.
Selling expenses: Selling expenses increased $580,759 to $1,204,150 for the three months ended March 31, 2010 from $623,391 for the three months ended March 31, 2009. Laboratory and scientific products selling expenses decreased $487. Selling expenses for medical device products increased $581,246, primarily due to higher headcount expenses related to an expanded sales force of approximately 12 people.

General and administrative expenses: General and administrative expenses decreased $139,902 from $1,179,425 in the three months ended March 31, 2009 to $1,039,523 in the three months ended March 31, 2010 due to lower bad debt, bank fees, the expiration of the Company’s loan agreement with Wells Fargo Bank (“Wells Fargo”), and reduced fees for our investor relations programs.
Research and development expenses: Research and development expenses increased $81,743 from $359,350 for the three months ended March 31, 2009 to $441,093 for the three months ended March 31, 2010. Laboratory and scientific products research and development expenses increased $13,621 due to increased product support related to fume products. Research and development expenses for medical device products increased $68,122, primarily due to increased headcount and related expenses.
Other income (expense): Other income for the three months ended March 31, 2010 was $815,534 as compared to $119,617 for the three months ended March 31, 2009. The increase of $695,917 is related to the receipt of the remaining 50% of the Focus note. During the three months ended March 31, 2010 the remaining 50% of the outstanding principal and accrued interest on the loan resulted in a gain of $679,336 that was recorded in the third quarter.
Income taxes: The effective tax rate was 73% for the three months ended March 31, 2010, as compared to an effective tax rate of 72.3% for the three months ended March 31, 2009. The 73% is predicated on the assumption of an effective tax rate of approximately 40% based upon updated assumptions in the second quarter of fiscal 2010 plus the impact of permanent differences between accounting and taxable income. The 72.3% for the three months ended March 31, 2009 was the result of the reversal of a valuation allowance that expired in March 2009 for $250,000.
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
Working capital at March 31, 2010 and June 30, 2009 was $15,255,000 and $7,768,000, respectively. For the nine months ended March 31, 2010, cash used in operations totaled $3,096,000 predominately due to a $1,600,000 loss from continuing operations and the adjustment for deferred income taxes. For the nine months ended March 31, 2010, cash used in investing activities totaled $245,000. For the nine months ended March 31, 2010, cash used in financing activities was $2,646,000 predominately due to the payoff of the credit facility with Wells Fargo.
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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting:
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1A. Risk Factors.
Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A. Risk Factors” section of our 2009 Form 10-K. There have been no material changes from the risk factors disclosed in that Form 10-K.
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
Date: May 12, 2010

MISONIX, INC.
(Registrant)
By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary