Form 10-K
period 2010-06-30
MISONIX INC
filed 2010-09-28
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2009 (computed by reference to the closing price of such stock on such date) was approximately $12,288,189.
There were 7,001,369 shares of Common Stock outstanding at September 24, 2010.

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

PART I
Item 1. Business.
Overview
MISONIX, INC. (“Misonix” or the “Company”) is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, develops and markets minimally invasive ultrasonic medical device products. These products include the BoneScalpelTM cutting system which is used among other things for surgical procedures of the spine, the SonaStar® Surgical Aspirator which is used to emulsify and remove soft and hard tumors, the SonicOne® Wound Cleansing and Debridement System that offers tissue specific debridement and cleansing of wounds for effective removal of devitalized tissue and fibrin deposits while sparing viable cells, and the AutoSonix ultrasound cutting and coagulating system which is marketed by Misonix through an agreement with Covidien Ltd. Misonix also markets its Lysonix ultrasound assisted liposuction device with Mentor Corporation, a subsidiary of Johnson & Johnson. The Company also develops and markets ductless fume enclosures for filtration of gaseous contaminates in the laboratory and forensic markets.
The Company’s 100% owned subsidiary, Hearing Innovations, Inc. (“Hearing Innovations”), is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.
In fiscal 2010, approximately 22% of the Company’s net sales were to foreign markets. These sales had no additional risks as most sales are secured by letters of credit and are remitted to Misonix in U.S. currency.
Discontinued Operations
On April 7, 2009, the Company sold the assets of its Ultrasonics Laboratory Products (“Ultrasonics”) business to iSonix LLC, a wholly owned subsidiary of Sonics and Materials, Inc., for a cash payment of $3.5 million. The results of operations from the Ultrasonic business are shown net of tax from discontinued operations. The net assets and results of Ultrasonics operations have been reported as a discontinued operation for all periods presented.
On August 5, 2009, the Company sold its Labcaire Systems, Ltd. (“Labcaire”) subsidiary to PuriCore International Limited for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. As of September 28, 2010, the Company has received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate is consistent with published discounts. The discounted value of the note ($900,000) is used to determine gain or loss on the sale, and is included in other assets in the consolidated balance sheet. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The aggregate commission has zero value in determining the current gain or loss on the sale of Labcaire until the commission is paid. As of June 30, 2010, there were no commissions paid. For the twelve months ended June 30, 2010, the Company recorded an after tax loss on the sale of Labcaire of $376,461. Results of Labcaire operations have been reported as a discontinued operation for all periods presented. On July 19, 2010, the Company received a Dispute Notice from PuriCore PLC (“PuriCore”) with respect to the Agreement for the sale and purchase of shares of Labcaire Systems Limited which was completed on August 4, 2009. The dispute alleges that Misonix breached certain representations and warranties that could result in a reduction to the purchase price of approximately £1.6 million or approximately $2.5 million. The Company believes the notice is without merit and will vigorously defend any claim instituted by PuriCore. There can be no assurance, however, that the Company may not have to pay some amount to resolve PuriCore’s claims.
On October 2, 2009, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) sold substantially all of its assets to Medical Imaging Holdings, Inc. (“Medical Imaging”) for a cash payment of $8,000,000 (subject to a future adjustment based on net working capital at the closing). On April 6, 2010, the Company paid $257,029 to Medical Imaging for the net difference of adjustments of working capital and the effect of income taxes. These amounts are reflected in discontinued operations in the June 30, 2010 financial statements. The Company also purchased at the closing of such transaction, utilizing $1,200,000 of the proceeds, the remaining outstanding 5% of Sonora’s shares. Sonora is engaged in the business of (i) selling, repairing and servicing new and used diagnostic ultrasound systems and consumable accessories used in conjunction therewith, (ii) selling, repairing, servicing and testing diagnostic ultrasound transducers, (iii) developing and selling equipment for testing ultrasound transducers, (iv) selling equipment used for cleaning and disinfecting ultrasound transducers including, but not limited to, transesophogeal echocardiography probes, (v) selling equipment used for testing endoscopic probes, (vi) repairing and servicing MRI systems and parts and subsystems used therein, and (vii) performing training for the service and maintenance of diagnostic ultrasound and MRI systems, in each instance throughout the world. The net assets and results of Sonora operations have been reported as a discontinued operation for all periods presented.

On March 3, 2008, the Company, USHIFU, LLC (“USHIFU”), FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. (“Focus”) entered into a Stock Purchase Agreement (the “Focus Agreement”). The closing of the transactions contemplated by the Focus Agreement took place on July 1, 2008. Pursuant to the Focus Agreement, the Company sold to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company also received $679,366, fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus, with the remaining fifty percent (50%) of such amount of $679,366 paid on January 4, 2010. Upon collection, payment was recognized as a gain in other income.
On May 28, 2010, Misonix announced the sale to USHIFU of all of the rights to the High Intensity Focused Ultrasound (“HIFU”) technology previously obtained from Focus, a wholly owned subsidiary of USHIFU, together with other HIFU related assets. In consideration for the sale Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the businesses being sold, up to the time we have received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Misonix will also be paid for 3 units in inventory of new Sonablate®500 machines. The obligation to pay for such machines is secured by a note due December 31, 2010. At the closing of such transaction, USHIFU paid Misonix for inventory associated with manufacturing the Sonablate 500 and reimbursed Misonix for certain monies expended in connection with the HIFU Registry. USHIFU paid Misonix $155,000 in August 2010 for one such Sonablate 500 unit, thereby reducing the outstanding principal of the note. The net assets and results of HIFU operations have been reported as a discontinued operation for all periods presented.
Misonix retained all of its rights associated with the HIFU related intellectual property and development assets recently purchased from ProRhythm. This intellectual property involves the development of new transducers and lenses to be used in the treatment of tissue using HIFU. This technology may be applied on a worldwide basis to a variety of organs not limited to kidney, liver, or breast tissue treatment.
Medical Devices
In October 1996, the Company entered into a twenty-year license agreement (the “USS License”) with United States Surgical, now a unit of Covidien Ltd. (“USS”). The USS License covers the further development of the Company’s medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. Total sales of this device were approximately $3,172,000 and $3,467,000 for the fiscal years ended June 30, 2010 and 2009, respectively. Total royalties from sales of this device were approximately $576,000 and $590,000 for the fiscal years ended June 30, 2010 and 2009, respectively.
In September 2007, the Company entered into a worldwide, royalty-free, distribution agreement with Mentor Corporation, a wholly owned subsidiary of Johnson & Johnson (“Mentor”), for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. Total sales of this device were approximately $919,000 and $818,000 for the fiscal years ended June 30, 2010 and 2009, respectively.
Laboratory and Scientific Products
The Company’s other revenue producing activities consist of the manufacture and sale of Aura™ ductless fume hood products. The Aura ductless fume hood products offer 40 years of experience in providing safe work environments to medical, pharmaceutical, biotech, semiconductor, law enforcement, federal and local government laboratories. We manufacture a complete line of ductless fume enclosures to control and eliminate hazardous vapors, noxious odors and particulates in the laboratory. All fume enclosure products utilize either activated carbon or HEPA filters to capture contaminants and are a cost effective alternative to standard laboratory fume hoods that require expensive ductwork to vent contaminants to the outside. Misonix also offers laminar airflow stations and PCR enclosures. Misonix Ductless Fume Hoods meet or exceed applicable OSHA, ANSI, NFPA, SEFA and ASHRAE standards for ductless fume hoods. School Demonstration Ductless Fume Hoods have proven to be a valuable addition to hundreds of high school science laboratories. Multiple application filters allow for the use of a variety of chemicals and a clear back panel enables students to view demonstrations from all sides.
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
Market and Customers
Medical Devices
The Company relies on its licensee, USS, a significant customer, for marketing the ultrasonic AutoSonix surgical device. The Company also relies on other distributors such as Mentor, Aesculap and independent distributors for the marketing of its medical products such as SonaStar, BoneScalpel, and Lysonix 3000, exclusively in the United States. The Company sells its SonicOne Wound Cleansing and Debridement System, and when clinical evaluations are completed the Ultrasonic BoneScalpel, for certain other applications through direct sales persons throughout the United States. All products are sold through distributors outside the United States.

In September 2007, the Company completed an agreement with Mentor for domestic sales of its ultrasound assisted liposuction product, the Lysonix 3000. Mentor agreed to minimum purchase order provisions for the Lysonix 3000 for a one year term commencing September 30, 2007, and successive annual renewals upon mutual agreement by the companies. The agreement with Mentor for the Lysonix 3000 in the United States is in the process of being negotiated for renewal.
The Company also has an exclusive distribution agreement with Aesculap, a member of the B. Braun group of companies, to distribute the BoneScalpel in the United States.
Laboratory and Scientific Products
The Company relies on direct salespersons, distributors, manufacturing representatives and catalog listings for the marketing of its laboratory and scientific products.
The market for the Company’s ductless fume enclosures includes laboratory or scientific environments in which workers may be exposed to noxious fumes or vapors. The products are suited to laboratories in which personnel perform functions which release noxious fumes or vapors (including hospital and medical laboratories), industrial processing (particularly involving the use of solvents) and soldering, and other general chemical processes. The products are particularly suited to users in the pharmaceutical, semiconductor, biotechnology and forensic industries.
In fiscal 2010, approximately 22% of the Company’s net sales were to foreign markets. These sales had no additional risks as most sales are secured by letters of credit and are remitted to Misonix in U.S. currency.
Manufacturing and Supply
Medical Devices
The Company manufactures and assembles its medical device products at its production facility located in Farmingdale, New York. The Company’s products include components manufactured by other companies in the United States. The Company is not dependent upon any single source of supply and has no long-term supply agreements. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.
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
Competition
Medical Devices
Competition in the medical device products and the medical repair and refurbishment industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company’s. Some of the Company’s major competitors are Johnson & Johnson, Valley Lab, a division of Tyco Healthcare, Integra Life Sciences, Inc., and Sööring.
Laboratory and Scientific Products
The Company believes that specific advantages of its fume enclosures include efficiency and other product features, such as durability and ease of operation. Ductless fume enclosure advantages are the quality of the product and versatility of applications. The principal competitors for the Company’s ductless fume enclosure are Captair, Inc., Air Science Technologies, and Air Cleaning Systems, Inc.

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
Patents, Trademarks, Trade Secrets and Licenses
The Company also owns trademark registrations for Mystaire in both England and Germany.
The following is a list of the U.S. patents which have been issued to the Company:

Number		Description	Issue Date	Expiration Date
5,248,296		Wire with sheath — relating to the Company’s Alliger System for reducing transverse motion in its catheters.	09/23/1993	12/24/2010

5,306,261		Guidewire guides — relating to the Company’s Alliger System for a catheter with collapsible wire guide.	04/26/1994	01/22/2013

5,443,456		Guidewire guides — relating to the Company’s Alliger System for a catheter with collapsible wire guide.	08/22/1995	02/10/2014

5,371,429	*	Flow-thru transducer — relating to the Company’s liposuction system and its ultrasonic laboratory and scientific products for an electromechanical transducer device.	12/06/1994	09/28/2013

5,397,293		Catheter sheath — relating to the Company’s Alliger System for an ultrasonic device with sheath and transverse motion damping.	03/14/1995	11/25/2012

5,419,761	*	Liposuction — relating to the Company’s liposuction apparatus and associated method.	05/30/1995	08/03/2013

D409 746		Cannula for ultrasonic probe.	05/11/1999	05/11/2013

D408 529		Cannula for ultrasonic probe.	04/20/1989	04/20/2013

D478165		Cannula for ultrasonic probe.	08/05/2003	08/05/2017

5,465,468
Flow-thru transducer — relating to the method of making an electromechanical transducer device to be used in conjunction with the Company’s soft tissue aspiration system and ultrasonic laboratory and scientific products.
			11/14/1995	12/06/2014

5,527,273	*	Ultrasonic probes — relating to an ultrasonic lipectomy probe to be used with the Company’s soft tissue aspiration technology.	06/18/1996	10/6/2014

5,769,211		Autoclavable switch — relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures.	06/23/1998	01/21/2017

5,562,609		Ultrasonic surgical probe.	10/08/1996	10/07/2014

5,562,610		Needle for ultrasonic surgical probe.	10/08/1996	10/07/2014

Number		Description	Issue Date	Expiration Date
6,033,375		Ultrasonic probe with isolated and Teflon coated outer cannula.	03/07/2000	12/23/2017

6,270,471		Ultrasonic probe with isolated outer cannula.	08/07/2001	12/23/2017

6,443,969		Ultrasonic blade with cooling.	09/03/2002	08/15/2020

6,379,371		Ultrasonic blade with cooling.	04/30/2002	11/15/2019

6,375,648		Infiltration cannula with Teflon coated outer surface.	04/23/2002	10/02/2018

6,063,050		Ultrasonic dissection and coagulation system.	05/16/2000	10/16/2017

6,036,667		Ultrasonic dissection and coagulation system.	03/14/2000	08/14/2017

6,582,440		Non-clogging catheter for lithotrity.	06/24/2003	12/26/2016

6,454,730		Thermal film ultrasonic dose indicator.	09/24/2002	04/02/2019

6,613,056		Ultrasonic probe with low-friction bushings.	09/02/2003	02/17/2019

6,648,839		Ultrasonic medical treatment device for RF cauterization and related method.	11/18/2003	05/08/2022

6,660,054		Fingerprint processing chamber with airborne contaminant containment and adsorption.	12/09/2003	09/10/2021

6,736,814		Ultrasonic medical treatment device for bipolar RF cauterization and related method.	05/18/2004	02/28/2022

6,799,729		Ultrasonic cleaning probe.	10/05/2004	10/05/2021

6,869,439		Ultrasonic dissector.	03/22/2005	03/22/2022

6,902,536		RF cauterization and ultrasonic ablation.	06/07/2005	06/07/2022

6,377,693	**	Tinnitus masking using ultrasonic signals.	06/23/1994	06/23/2014

6,173,062	**	Frequency transpositional hearing aid with digital and single sideband modulation.	03/16/1994	03/16/2014

6,169,813	**	Frequency transpositional hearing aid with single sideband modulation.	03/16/1994	03/16/2014

5,663,727	**	Frequency response analyzer and shaping apparatus and digital hearing enhancement apparatus and method utilizing the same.	06/23/1995	06/23/2015

7,442,168		High efficiency medical transducer with ergonomic shape and method manufacture.	10/28/2008	04/01/2023

7,223,267		Ultrasonic probe with detachable slidable cauterization forceps.	02/06/2004	02/06/2024

7,717,913		Cauterization and ultrasonic ablation instrument with multi hole collar and electrode MTG sleeve.	05/18/2010	11/04/2024

*	Patents valid also in Japan, Europe and Canada.

**	Owned by Hearing Innovations, Inc.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration	Registration
Number	Date	Mark	Goods	Renewal Date
2,611,532	08/27/2002	Mystaire	Scrubbers Employing Fine Sprays Passing Through Mesh for Eliminating Fumes and Odors from Gases.	08/27/2012

1,219,008	12/07/1982	Sonimist	Ultrasonic and Sonic Spray Nozzle for Vaporizing Fluid for Commercial, Industrial and Laboratory Use.	03/22/2013

1,200,359	04/03/2002	Water Web	Lamination of Screens to Provide Mesh to be Inserted in Fluid Stream for Mixing or Filtering of Fluids.	04/03/2013

2,320,805	02/22/2000	Aura	Ductless Fume Enclosures.	02/22/2020

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely, ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers.	02/10/2014

1,195,570	07/14/2002	Astrason	Portable Ultrasonic Cleaners featuring Microscopic Shock Waves.	07/14/2012

3,373,435	01/22/2008	SonicOne	Ultrasonic Surgical Systems.	01/22/2018

3,637,456	06/16/2009	Misonix	Ultrasonic cleaning units and ultrasonic liquid processors for industrial, domestic and/or laboratory use.	06/16/2012

3,583,091	03/03/2009	Osteosculpt	Surgical devices and instruments, namely, ultrasonic cutters and ablators.	03/03/2019

3,775,329	04/13/2010	Sonastar	Ultrasonic medical devices namely ultrasonic surgical aspirators, ultrasonic scalpels and ultrasonic bone shavers.	04/13/2020
Backlog
As of June 30, 2010, the Company’s backlog (firm orders that have not yet been shipped) was $1,630,824, as compared to $1,959,712 as of June 30, 2009. The Company’s backlog relating to laboratory and scientific products was $172,153 at June 30, 2010, as compared to $211,000 as of June 30, 2009. The Company’s backlog relating to medical devices was $1,458,671 as compared to $1,748,000 at June 30, 2009.
Employees
As of June 30, 2010, the Company, employed a total of 82 full-time employees, including 26 in management and supervisory positions. The Company considers its relationship with its employees to be good.

Business Segments
The following table provides a breakdown of net sales by business segment for the periods indicated:

	Fiscal year ended June 30,
	2010	2009
Medical devices	$10,737,379	$9,688,294
Laboratory and scientific products	2,633,896	3,024,979

Net sales	$13,371,275	$12,713,273

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

	Fiscal year ended June 30,
	2010	2009
United States	$10,452,705	$9,167,834
United Kingdom	59,628	1,417,685
Europe	1,244,527	1,312,599
Asia	756,722	372,929
Canada and Mexico	241,045	167,272
Middle East	267,929	89,212
Other	348,719	185,742

	$13,371,275	$12,713,273

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
As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a medical device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.
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
We may not be able to effectively protect our intellectual property rights.
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
We may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business and any such acquisition could bring additional risks, exposures and challenges to our company. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products, or companies, such use may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products, or companies, our shareholders may experience substantial dilution. If we fail to manage any expansions or acquisition, our business could be impaired.
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
Adverse litigation results could affect our business.
Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our financial condition, results of operations and cash flows.
The recently enacted Affordable Healthcare for America Act includes provisions that may adversely affect our business and results of operations, including an excise tax on the sales of most medical devices.
On March 21, 2010, the House of Representatives passed the Affordable Health Care for America Act, which President Obama signed into law on March 23, 2010. While we are continuing to evaluate this legislation and its potential impact on the Company, it may adversely affect our business and results of operations, possibly materially.
Specifically, one of the new law’s components is a 2.3% excise tax on sales of most medical devices, starting in 2013. This tax may put increased cost pressure on medical device companies, including our customers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for products we produce in order to offset the tax.

Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.
Effective September 1, 2010, the Company occupies approximately 34,400 square feet at 1938 New Highway, Farmingdale, New York. The rental amount is approximately $23,000 a month and includes a pro rata share of real estate taxes, water, sewer and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Removed.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	The Company’s common stock, $.01 par value (“Common Stock”), is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “MSON”.
The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by Nasdaq.

	High	Low
Fiscal 2010:
First Quarter	$2.63	$1.60
Second Quarter	2.75	1.74
Third Quarter	2.74	1.77
Fourth Quarter	2.99	2.08

	High	Low
Fiscal 2009:
First Quarter	$3.77	$1.91
Second Quarter	2.35	.58
Third Quarter	1.50	.66
Fourth Quarter	2.94	.75
(b)
As of September 24, 2010, the Company had 7,001,369 shares of Common Stock outstanding and 74 shareholders of record. This does not take into account shareholders whose shares are held in “street name” by brokerage houses.

(c)
The Company has not paid any cash dividends since its inception. The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Equity Compensation Plan Information:

			Number of securities
			remaining for future
	Number of securities to be	Weighted average exercise	issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I. 1991 Plan	30,000	$7.38	—
II. 1996 Director’s Plan	160,000	5.56	—
III. 1996 Plan	71,000	6.48	—
IV. 1998 Plan	275,200	7.25	—
V. 2001 Plan	788,010	5.34	83,684

VI. 2005 Plan	374,300	4.85	125,700

VII. 2005 Director’s Plan	150,000	4.04	50,000

VIII. 2009 Plan	—	—	500,000

IX. 2009 Director’s Plan	—	—	200,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,848,510	$4.99	959,384

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations:
The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. Unless otherwise specified, this discussion relates solely to the Company’s continuing operations.
All of the Company’s sales to date have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products, and laboratory and scientific products, which include ductless fume enclosures for filtration of gaseous emissions in laboratories and hospitals.
Fiscal years ended June 30, 2010 and 2009:
Net sales: Net sales increased $658,002 to $13,371,275 in fiscal 2010 from $12,713,273 in fiscal 2009. This difference in net sales is principally due to an increase in medical device products sales of $1,049,085 to $10,737,379 in fiscal 2010 from $9,688,294 in fiscal 2009. The increase in sales of medical device products is principally due to an increase in BoneScalpel revenues of $2,218,352, partially offset by lower Misonix Limited revenues of $1,125,000. This increase was partially offset by a decrease in sales of laboratory and scientific products of $391,083 to $2,633,896 in fiscal 2010 from $3,024,979 in fiscal 2009. The decrease in sales of laboratory and scientific products is due to a decrease in forensic ductless fume enclosure sales and due to current economic conditions in the United States, particularly affecting municipalities to which these products are sold.
Export sales from the United States are remitted in U.S. dollars and export sales for UKHIFU Limited (“UKHIFU”) are remitted in English Pounds and Misonix, Ltd. sales to date have been remitted in English pounds and Euros. To the extent that the Company’s revenues are generated in English Pounds, operating results were translated for reporting purposes into U.S. dollars using weighted average rates of 1.58 and 1.62 for the years ended June 30, 2010 and 2009, respectively. The operating results from UKHIFU and Misonix Limited’s HIFU business LTD are shown in discontinued operations. A weakening of the English Pound and Euro, in relation to the U.S. dollar, will have the effect of increasing recorded revenues and profits, while a weakening of the English Pound and Euro will have the opposite effect. Since the Company’s operations in England generally set prices and bids for contracts in English Pounds, a strengthening of the English Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas. The Company collects its receivables predominately in the currency of the country the subsidiary resides in. The Company has not engaged in foreign currency hedging transactions, which include forward exchange agreements. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Year ended June 30,
	2010	2009
United States	$10,452,705	$9,167,834
United Kingdom	59,628	1,417,685
Europe	1,244,527	1,312,599
Asia	756,722	372,929
Canada and Mexico	241,045	167,272
Middle East	267,929	89,212
Other	348,719	185,742

	$13,371,275	$12,713,273

Summarized financial information for each of the segments for the years ended June 30, 2010 and 2009 are as follows:
For the year ended June 30, 2010:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$10,737,379	$2,633,896	$—	$13,371,275
Cost of goods sold	4,937,666	1,907,114	—	6,844,780

Gross profit	5,799,713	726,782	—	6,526,495
Selling expenses	3,103,019	522,053	—	3,625,072
Research and development	1,457,373	346,151	—	1,803,524
General and administrative	—	—	5,055,848	5,055,848

Total operating expenses	4,560,392	868,204	5,055,848	10,484,444

Income (loss) from continuing operations	$1,239,321	$(141,122)	$(5,055,848)	$(3,957,949)

Income (loss) from discontinued operations	$(720,325)	$49,307	$—	$(671,018)

For the year ended June 30, 2009:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$9,688,294	$3,024,979	$—	$12,713,273
Cost of goods sold	5,368,899	2,126,103	—	7,495,002

Gross profit	4,319,395	898,876	—	5,218,271
Selling expenses	2,177,000	442,510	—	2,619,510
Research and development	1,150,477	227,330	—	1,377,807
General and administrative	—	—	5,018,143	5,018,143

Total operating expenses	3,327,477	669,840	5,018,143	9,015,460
Income (loss) from continuing operations	$991,919	$229,036	$(5,018,143)	$(3,797,189)

Income from discontinued operations	$978,930	$2,689,848	$—	$3,668,778

Net sales for the three months ended June 30, 2010 were $4,278,953 compared to $2,994,704 for the three months ended June 30, 2009. The increase of $1,284,249 is due to an increase in medical device products sales of $1,351,418, primarily due to an increase in BoneScalpel sales of $1,043,589 and higher Neuroaspirator sales of $170,676. Laboratory and scientific products sales decreased $67,170 due primarily to a decrease in forensic fume enclosure product sales resulting from the weakened economy and funds available to local law enforcement.

Summarized financial information for each of the segments for the three months ended June 30, 2010 and 2009 are as follows:
For the three months ended June 30, 2010:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$3,604,886	$674,067	$—	$4,278,953
Cost of goods sold	1,530,866	453,375	—	1,984,241

Gross profit	2,074,020	220,691	—	2,294,712
Selling expenses	832,548	142,825	—	975,373
Research and development	319,691	96,700	—	416,391
General and administrative	—	—	1,231,208	1,231,208

Total operating expenses	1,152,239	239,525	1,231,208	2,622,972

Operating income (loss) from continuing operations	$921,781	$(18,834)	$(1,231,208)	$(328,260)

Net income from discontinued operations, net of tax	$(596,186)	$(277,552)	$—	$(873,738)

For the three months ended June 30, 2009:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$2,253,467	$741,237	$—	$2,994,704
Cost of goods sold	1,163,517	483,950	—	1,647,467

Gross profit	1,089,950	257,287	—	1,347,237
Selling expenses	601,850	78,387	—	680,237
Research and development	258,278	61,850	—	320,128
General and administrative	—	—	1,173,958	1,173,958

Total operating expenses	860,128	140,237	1,173,958	2,174,323

Operating income (loss) from continuing operations	$229,822	$117,050	$(1,173,958)	$(827,086)

Net income from discontinued operations, net of tax	$553,201	$3,053,952	$—	$3,607,153

Gross profit: Gross profit increased to 48.8% in fiscal 2010 from 41% in fiscal 2009. Gross profit for medical device products increased to 54% in fiscal 2010 from 44.6% in fiscal 2009. Gross profit for therapeutic medical device products was positively impacted by a favorable product mix due to increased sales of the BoneScalpel product in the United States. Gross profit for laboratory and scientific products decreased to 27.6% in fiscal 2010 from 29.7% in fiscal 2009 due to lower volume. Gross profit for the three months ended June 30, 2010 was 53.6% as compared to 45% for the three months ended June 30, 2009. Gross margins for medical device products was 57.5% for the three months ended June 30, 2010 as compared to 48.4% for the three months ended June 30, 2009. Laboratory and scientific products gross margins were 32.7% for the three months ended June 30, 2010 and 34.7% for the three months ended June 30, 2009.
Selling expenses: Selling expenses increased $1,005,562 to $3,625,072 (27.1% of net sales) in fiscal 2010 from $2,619,510 (20.6% of net sales) in fiscal 2009. Laboratory and scientific products selling expenses increased approximately $79,543, primarily due to higher advertising and salary related expenses. Selling expenses for medical device products increased approximately $926,019, principally due to salary expenses for increased personnel of $581,206, increased advertising expense of $100,955, higher travel expenses of $254,131, partially offset by a decrease in other selling expenses of $10,271. Selling expenses for the three months ended June 30, 2010 increased $295,136 to $975,373 (22.8% of net sales) from $680,237 (22.7% of net sales) in the three months ended June 30, 2009. Selling expenses related to medical device products sales increased approximately $230,699 due to increased salary expenses for increased personnel of $166,416, higher travel expenses of $50,918 and clinical expenses of $12,646. Laboratory and scientific products selling expenses increased approximately $64,438 due to increased salary related expenses of $37,437, advertising expenses of $23,281 and other selling expenses of $3,720.

General and administrative expenses: Total general and administrative expenses increased $37,705 in fiscal 2010 to $5,055,848 from $5,018,143 in fiscal 2009 due to increased accounting expense. General and administrative expenses for the three months ended June 30, 2010 increased $57,250 to $1,175,208 from $1,173,958 for the three months ended June 30, 2009 due to increased accounting expense.
Research and development expenses: Research and development expenses increased $425,717 to $1,803,524 in fiscal 2010 from $1,377,807 in fiscal 2009. Research and development expenses for medical device products increased $306,896. Laboratory and scientific products research and development expenses increased $118,821. The increase in research and development expenses related to medical products is mainly related to increased salary related costs of $247,160 relating to increased research and development efforts on developing new technology, legal costs of $28,689, product development material costs of $27,985 and other research and development costs of $3,062. Research and development expenses for the three months ended June 30, 2010 increased $96,263 to $416,391 from $320,128 for the three months ended June 30, 2009. Medical device products research and development costs increased $61,413 and expenses for laboratory and scientific products increased $34,850, primarily due to higher salary related costs relating to increased research and development efforts on developing new technology.
Other income: Other income decreased $1,227,953 in fiscal 2010 to $1,072,311 from $2,300,264 in fiscal 2009. The decrease in other income is due to the receipt in the first quarter of fiscal year 2009 of $1,516,866 from USHIFU pursuant to the Focus tranaction between the Company and USHIFU. This payment consisted of $837,500 for the 2,500 shares of Series M Preferred Stock of Focus owned by the Company and fifty (50%) percent of the outstanding principal and accrued interest of loans previously made by the Company to Focus. During the year, the remaining fifty (50%) of the outsanding principal and accrued interest on the loan was paid which resulted in a gain of $679,336 that was recorded in the third quarter. Other income (expense) decreased $346,613 to $22,094 for the three months ended June 30, 2010 from $368,707 for the three months ended June 30, 2009. The decrease is due to unfavorable foreign exchange of $154,667, gain on disposal of fixed assets at Misonix in fiscal 2009 of $107,639, lower net royalty income of $44,289, lower interest income of $29,596 and other unfavorable expenses of $10,422.
Income taxes: In fiscal 2010 the income tax expense effective tax rate was 24%. The Company established a full valuation allowance against all deferred tax assets due to the net loss from operations over the past 5 years which caused management to conclude that it is more likely than not its deferred tax assets will not be realized.

Discontinued operations:
The following represents the results of Ultrasonics, Sonora, Labcaire, UKHIFU and Misonix HIFU Technologies, which were disposed of during the year and have been reported as a discontinued operation:

	For the year ended
	June 30,
	2010	2009
Revenues	$5,195,005	$30,865,551

Income from discontinued operations, before tax	$1,256,425	$1,102,429
Gain on sale of Ultrasonics products	—	2,670,777
Loss on sale of Labcaire	(295,879)	—
Gain on sale of Sonora	947,374	—
Loss on sale of HIFU	(782,286)	—
Income tax expense	(1,816,324)	(79,798)

Income (loss) from discontinued operations, net of tax	(690,690)	3,693,408
Noncontrolling interest in discontinued operation	19,672	(24,630)

Income (loss) from discontinued operations, net of tax attributable to Misonix, Inc. shareholders	(671,018)	3,668,778

Liquidity and Capital Resources:
Working capital at June 30, 2010 and June 30, 2009 was $14,460,000 and $7,744,000, respectively. For the year ended June 30, 2010, cash used in operations totaled $2,344,000. The major use of cash from operations was related to the net loss from continuing operations of $2,191,000 during the year ended June 30, 2010. For the fiscal year 2010, cash used in investing activities totaled $354,000, primarily consisting of the purchase of property, plant and equipment during the regular course of business offset by the proceeds from the collection of the Focus note. For the fiscal year 2010, cash used in financing activities was $2,730,000, primarily consisting of net proceeds from short-term borrowings of $9,515,000, offset by principal payments of approximately $12,232,000 and lease obligations of $13,600. Cash provided by discontinued operations was $11,923,000 primarily relating to the proceeds from the sale of the Sonora and Labcaire operations.
The Company maintains cash balances at various financial institutions. At June 30, 2010, these financial institutions held cash that was approximately $9,526,000 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.
The Company’s line of credit with Wells Fargo Bank N.A. expired December 28, 2009. There is no present intention to enter into another credit facility with any financial institution.
Commitments
The Company has commitments under a note payable and capital and operating leases that will be funded from operating sources. At June 30, 2010, the Company’s contractual cash obligations and commitments relating to the revolving credit facilities, note payable and capital and operating leases are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Note payable	177,679	—	—	—	177,679
Capital leases	14,533	14,274	—	—	28,807
Operating leases	348,461	617,528	614,988	—	1,580,977

	$540,673	$631,802	$614,988	$—	$1,787,463

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
Long Lived Assets: Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded.

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
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Nos. 805 (“ASC 805”) and 350 (“ASC 350”), “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively.
Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of identifiable intangible assets, in-process research and development, and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2010 and 2009 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.
Income Taxes: Income taxes are accounted for in accordance with ASC No. 740, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Stock-Based Compensation: The Company previously accounted for stock option plans under ASC No. 817. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. The Company subsequently adopted the fair-value recognition provisions of ASC No. 817 “Share-Based Payment” (“ASC 817”) and SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. The fair value of the stock options is estimated based upon option price, volatility, the risk free rate, and the average time the shares are held. It is then amortized over the vesting period. See Note 9 of the Company’s consolidated financial statements for additional information regarding stock-based compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk:
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation gains and losses due to the English Pound to U.S. Dollar conversion.
Foreign Exchange Rates:
Since approximately 0.4% of the Company’s revenues in fiscal 2010 were received in British Pounds and the remaining foreign sales are remitted in U.S. Dollars, the Company does not face foreign exchange risks.
Item 8. Financial Statements and Supplemental Data.
The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See “Index to Consolidated Financial Statements” on page 34.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.

Item 9A. Controls and Procedures.
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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date. This is in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”) because the Company is a smaller reporting company under the SEC’s rules. We are not required to be in compliance with SOX 404(b), which requires attestation by a company’s independent auditors.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2010.
This Annual Report does not include an attestation report of the Company’s current independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.
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
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The Company currently has six Directors. Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

			Director
Name	Age	Principal Occupation	Since

John Gildea	67	Director	2004

Howard Alliger	83	Director	1971

Dr. Charles Miner III	59	Director	2005

T. Guy Minetti	59	Director	2003

Thomas F. O’Neill	64	Director	2003

Michael A. McManus, Jr.	67	Director, President and Chief Executive Officer	1998

Richard Zaremba	55	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	—

Michael C. Ryan	64	Senior Vice President, Medical Division

Dan Voic	48	Vice President of Research and Development and Engineering	—

Ronald Manna	56	Vice President of New Product Development and Regulatory Affairs	—

Frank Napoli	53	Vice President of Operations	—
The following is a brief account of the business experience of the Company’s Directors and executive officers:
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
Mr. Gildea has extensive experience as an investment banker. The Board believes this experience qualifies him to serve as a director.
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
Mr. Alliger has extensive experience as an inventor and is the founder of the Company. The Board believes this experience qualifies him to serve as a director.
Dr. Charles Miner III currently practices internal medicine in Darien, Connecticut. Dr. Miner is on staff at Stamford and Newark Hospitals and since 1982 has held a teaching position at Columbia Presbyterian Hospital. Dr. Miner received his M.D. from the University Of Cincinnati College Of Medicine in 1979 and received a Bachelor of Science from Lehigh University in 1974.
Dr. Miner is an experienced physician. The Board believes this experience qualifies him to serve as a director.

T. Guy Minetti is Chief Executive Officer of TwigTek, LLC, which is engaged in the remarketing and recycling of used electronics. Prior to joining TwigTek in November 2009, he founded and was the Managing Director of Senior Resource Advisors LLC, a management consulting firm, from 2005 through 2008. Prior to being Managing Director of Senior Resource Advisors LLC, Mr. Minetti served as the Vice Chairman of the Board of Directors of 1-800-Flowers.Com, a publicly-held specialty gift retailer based in Westbury, New York. Before joining 1-800-Flowers.Com in 2000, Mr. Minetti was the Managing Director of Bayberry Advisors, an investment-banking boutique he founded in 1989 to provide corporate finance advisory services to small-to-medium-sized businesses. From 1981 through 1989, Mr. Minetti was a Managing Director of the investment banking firm, Kidder, Peabody & Company. While at Kidder, Peabody, Mr. Minetti worked in the investment banking and high yield bond departments. Mr. Minetti is a graduate of St. Michael’s College.
Mr. Minetti has extensive experience as an investment banker and as a director of a public company. The Board believes this experience qualifies him to serve as a director.
Thomas F. O’Neill, a founding principal of Sandler O’Neill & Partners, L.P., an investment banking firm, began his Wall Street career at L.F. Rothschild. Mr. O’Neill specialized in working with financial institutions in Rothschild’s Bank Service Group from 1972. He was appointed Managing Director of the Bank Service Group, a group consisting of fifty-five professionals, in 1984. In 1985, he became a Managing Director at Bear Stearns and Co-Manager of the Financial Services Group. Mr. O’Neill serves on the Board of Directors of Archer-Daniels-Midland Company and The Nasdaq Stock Market, Inc. Mr. O’Neill is a graduate of New York University and a veteran of the United States Air Force.
Mr. O’Neill has extensive experience as an investment banker and as a director of public companies. The Board believes this experience qualifies him to serve as a director.
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
Mr. McManus’ extensive first-hand knowledge of the business and historical development of the Company, as well as his executive, management and leadership experience and achievement, give him highly valued insights into our Company’s challenges, opportunities and business. Mr. McManus also possesses broad knowledge related to equity and capital markets that the Board believes are invaluable to the Board’s discussions of the Company’s capital and liquidity needs and qualify him to serve on the Board.
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

Executive officers are elected annually by, and serve at the discretion of, the board of directors.

	DIRECTOR COMPENSATION FOR THE 2010
	FISCAL YEAR
	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total
Michael A. McManus, Jr.	—	—	—

John Gildea	18,500	—	18,500

Howard Alliger	13,500	—	13,500

Dr. Charles Miner III	18,500	—	18,500

T. Guy Minetti	23,500	—	23,500

Thomas F. O’Neill	18,500	—	18,500
Outstanding options at fiscal year end for Messrs. O’Neill and Minetti are 75,000 shares each; Mr. Alliger is 70,000 shares and Messrs. Gildea and Miner are 45,000 shares each. Each non-employee director receives an annual fee of $15,000. The Chairman of the Audit Committee receives an additional $10,000 per year cash compensation and other members of the Audit Committee receive an additional $5,000 per year cash compensation. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.
Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act
Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2010.
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
Audit Committee
The Company has a separately-designated standing audit committee established in accordance with section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Messrs. Gildea, Miner, Minetti and O’Neill. The Board of Directors has determined that each member of the Audit Committee is “independent” not only under the Corporate Governance Requirements applicable to Nasdaq listed companies but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that Messrs. Gildea, Minetti and O’Neill are “audit committee financial experts” within the definition contained in a final rule adopted by the SEC.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview of Compensation Program and Philosophy
Our compensation program is intended to:
•	Attract, motivate, retain and reward employees of outstanding ability;

•	Link changes in employee compensation to individual and corporate performance;

•	Align employees’ interests with those of the Company’s shareholders.
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
401 (k) Plan
Our Individual Deferred Tax and Savings Plan (the “401 (k) plan”) is a tax qualified retirement savings plan pursuant to which all of the Company’s U.S. employees may defer compensation under Section 401 (k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company contributes an amount equal to 10% of salary contributed under the 401 (k) plan by an eligible employee, up to the maximum allowed under the Code. We do not provide any supplemental retirement benefits to executive officers.

Change in Control benefits
Change in control benefits are intended to diminish the distraction that executives would face by virtue of the personal uncertainties created by a pending or threatened change in control and to assure that the Company will continue to have the executive’s full attention and services at all time. Our change in control benefits are designed to be competitive with similar benefits available at companies with which we compete for executives’ talent. These benefits, as one element of our total compensation program, help the Company attract, retain and motivate highly talented executives.
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
Tax deductibility of Executive Compensation
Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2010, there was no executive officer’s compensation that exceeded $1,000,000.
The following table sets forth information concerning the compensation awarded to, earned by or paid to our named executive officers during fiscal 2010 for services rendered to the Company:
SUMMARY COMPENSATION TABLE FOR THE 2010 FISCAL YEAR

Name and Principal	Fiscal Year			Options
Position	Ended June 30,	Salary ($)	Bonus ($)	Awards ($)	Total ($)

Michael A. McManus, Jr.	2010	286,458	200,000	101,075	587,533
President and Chief	2009	275,000	11,458	107,000	393,458
Executive Officer	2008	275,000	200,000	—	475,000

Richard Zaremba	2010	196,154	34,000	48,516	278,670
Senior Vice President,	2009	192,100	8,000	23,032	223,132
Chief Financial Officer,	2008	189,303	24,000	23,430	236,733
Secretary and Treasurer

Michael Ryan	2010	236,001	12,000	48,516	296,517
Senior Vice President-Medical	2009	225,000	8,000	23,032	256,032
Division	2008	152,677	—	43,500	196,177
Employment Agreements
Effective July 1, 2008, the Company entered into an amended and restated employment agreement with its President and Chief Executive Officer. The agreement was amended effective January 1, 2010. The agreement is in effect through June 30, 2011 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. The agreement provides for an annual base compensation of $283,250 and a Company-provided automobile. The agreement also provides for a discretionary bonus based upon achievement of his annual goals and objectives as determined by the Compensation Committee of the Board of Directors.
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

OUTSTANDING EQUITY AWARDS FOR THE 2010 FISCAL YEAR

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised
	Options (#)	Options (#)		Option Exercise
Name	Exercisable	Unexercisable		Price ($)	Option Expiration Date
Michael A. McManus, Jr.	250,000	—		7.375	10/13/10
	150,000	—		6.07	10/17/11
	150,000	—		5.10	09/30/12
	125,000	—		4.66	11/01/13
	125,000	—		5.18	11/01/14
	50,000	50,000	(5)	1.91	11/04/18
	12,500	37,500	(7)	2.44	09/09/19
	—	100,000	(1)	1.82	09/07/20
Richard Zaremba	7,500	—		7.3125	08/09/10
	7,500	—		6.12	05/08/11
	16,000	—		6.07	10/17/11
	20,000	—		5.10	09/30/12
	15,000	—		4.70	09/16/13
	12,000	—		8.00	09/15/14
	8,000	—		7.60	09/27/15
	4,000	—		5.82	02/07/16
	12,000	—	(1)	3.45	10/20/16
	7,500	2,500	(2)	4.04	09/04/17
	9,000	9,000	(4)	2.04	09/26/18
	2,500	2,500	(6)	.85	12/11/18
	8,000	16,000	(7)	2.44	09/09/19
		30,000	(1)	1.82	09/07/20
Dan Voic	7,500	—		7.3125	08/09/10
	2,210	—		6.07	10/17/11
	6,700	—		5.10	09/30/12
	15,000	—		4.70	09/16/13
	12,000	—		8.00	09/15/14
	5,000	—		7.60	09/26/15
	2,500	—		5.82	02/07/16
	8,000	—		3.45	10/20/16
	2,500	2,500	(2)	4.04	09/04/17
	2,000	2,000	(4)	2.04	09/26/18
	2,000	2,000	(6)	.85	12/11/18
	4,500	13,500	(7)	2.44	09/09/19
		25,000	(1)	1.82	09/07/20
Ronald Manna	15,000	—		7.3125	08/09/10
	10,000	—		6.07	10/17/11
	5,000	—		5.10	09/30/12
	5,000	—		4.70	09/16/13
	4,000	—		8.00	09/15/14
	2,000	—		7.60	09/15/15
	1,000	—		5.82	02/07/16
	3,000	—		3.45	10/20/16
	3,750	1,250	(2)	4.04	09/04/17
	3,500	3,500	(4)	2.04	09/26/18
	500	500	(6)	.85	12/11/18
	1,250	3,750	(7)	2.44	09/09/19
		5,000	(1)	1.82	09/07/20
Frank Napoli	2,000	—		7.60	09/26/15
	1,000	—		5.82	02/07/16
	4,000	—		3.45	10/20/16
	3,000	1,000	(2)	4.04	09/04/17
	3,000	1,500	(4)	2.04	09/26/18
	500	500	(6)	.85	12/11/18
	1,750	5,250	(7)	2.44	09/09/19
		6,000	(1)	1.82	09/07/20
Michael Ryan	11,250	3,750	(3)	4.98	11/06/17
	9,000	9,000	(4)	2.04	09/26/18
	2,500	2,500	(6)	.85	12/11/18
	6,000	18,000	(7)	2.44	09/09/19
		30,000	(1)	1.82	09/07/20

(1)	Options issued 09/07/10 and vest equally over 4 years

(2)	Options issued 09/5/07 and vest equally over 4 years

(3)	Options issued 11/7/07 and vest equally over 4 years

(4)	Options issued 09/29/08 and vest equally over 4 years

(5)	Options issued 11/4/08 and vest equally over 4 years

(6)	Options issued 12/11/08 and vest equally over 4 years

(7)	Options issued 09/09/09 and vest equally over 4 years
Stock Options
In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the “1991 Plan”) which covers up to 375,000 shares of Common Stock. Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2010, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued). There are no shares available for future grants.
In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2010, options to purchase 71,000 shares were outstanding at exercise prices ranging from $5.18 to $7.60 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 160,000 shares were outstanding at exercise prices ranging from $3.21 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2010, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 392,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2010, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised and options to purchase 90,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.
In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2010, options to purchase 275,200 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2010, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 217,227 shares under the 1998 Plan have been forfeited (of which options to purchase 79,702 shares have been reissued). At June 30, 2010, there were no shares available for future grants.
In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2010, options to purchase 788,010 shares were outstanding under the 2001 Plan at exercise prices ranging from $3.45 to $8.00 per share with a vesting period of one to four years. At June 30, 2010, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 251,950 shares under the 2001 Plan have been forfeited (of which 159,577 options have been reissued). At June 30, 2010, there were 83,684 shares available for future grants.
In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the “2005 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the “2005 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2010, there were options to purchase 374,300 shares outstanding under the 2005 Plan at exercise prices ranging from $.85 to $4.98 per share with a vesting period of four years. At June 30, 2010, there were no options exercised under the 2005 Plan and 34,000 shares have been forfeited (of which no options have been reissued). At June 30, 2010, 125,700 shares were available for future grants under the 2005 Plan. At June 30, 2010, options to purchase 150,000 shares were outstanding under the 2005 Directors Plan at an exercise price ranging from $2.66 to $5.42 with a vesting period over three years. At June 30, 2010, there were no options exercised and 50,000 shares were available for future grants under the 2005 Directors Plan.
In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the “2009 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the “2009 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2010 there were no options outstanding, exercised, or forfeited under the 2009 Plan. At June 30, 2010, 500,000 shares were available for future grants under the 2009 plan. At June 30, 2010 there were no options outstanding, exercised, or forfeited under the 2009 Directors Plan. At June 30, 2010, 200,000 shares were available for future grants under the 2009 Directors Plan.
The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors or a committee thereof, depending on the Plan, and in accordance with Rule 4350(c) of the Corporate Governance Requirements applicable to Nasdaq-listed companies. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options shall become exercisable at such time and in such installments as provided in the terms of each individual option agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth as of September 24, 2010, certain information with regard to the ownership of the Company’s Common Stock by (i) each beneficial owner of 5% or more of the Company’s Common Stock; (ii) each director; (iii) each executive officer named in the “Summary Compensation Table” above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

			Percent
	Common Stock		of
Name and Address (1)	Beneficially Owned		Class

Michael A. McManus, Jr.	1,086,751	(2)	13.4
Dimensional Fund Advisors LP	511,011		6.8
Howard Alliger	251,508	(3)	3.5
Richard Zaremba	161,500	(4)	2.3
T. Guy Minetti	102,000	(5)	1.4
Dan Voic	101,658	(6)	1.4
Thomas F. O’Neill	77,000	(7)	1.1
Ronald Manna	79,394	(8)	1.1
John W. Gildea	40,000	(9)	*
Charles Miner	40,000	(10)	*
Michael Ryan	38,750	(11)	*
Frank Napoli	16,250	(12)	*

All executive officers and Directors as a group (eleven people)

	1,994,811	(13)	22.2

*	Less than 1%

(1)
Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Dimensional Fund Advisors LP has a principal business office at 1299 Ocean Avenue, Santa Monica, CA 90401.

(2)	Includes 862,500 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(3)	Includes 65,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.

(4)	Includes 135,000 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.

(5)	Includes 70,000 shares which Mr. Minetti has the right to acquire upon exercise of stock options which are currently exercisable.

(6)	Includes 79,910 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.

(7)	Includes 70,000 shares which Mr. O’Neill has the right to acquire upon exercise of stock options which are currently exercisable.

(8)	Includes 54,000 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.

(9)	Includes 40,000 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.

(10)	Includes 40,000 shares which Dr. Miner has the right to acquire upon exercise of stock options which are currently exercisable.

(11)	Includes 28,750 shares which Mr. Ryan has the right to acquire upon exercise of stock options which are currently exercisable.

(12)	Includes 15,750 shares which Mr. Napoli has the right to acquire upon exercise of stock options which are currently exercisable.

(13)	Includes the shares indicated in notes (2), (3), (4), (5), (6), (7), (8), (9), (10), (11) and (12).
Item 13. Certain Relationships and Related Transactions.
None.

Item 14. Principal Accountant Fees and Services.
Audit Fees:
Grant Thornton LLP (“Grant Thornton”) billed the Company $383,467 and $379,361 in the aggregate for services rendered for the audit of the Company’s 2010 and 2009 fiscal years, respectively, and the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2010 and 2009 fiscal years, respectively.
Audit-Related Fees:
Grant Thornton did not render any audit-related services, as defined by the SEC, to the Company for the fiscal years 2010 and 2009.
Tax Fees:
Grant Thornton did not render any tax related services, as defined by the SEC, to the Company for the fiscal years 2010 and 2009.
All Other Fees:
Grant Thornton did not render any other services to the Company for the fiscal years 2010 and 2009.
Policy on Pre-approval of Independent Registered Public Accounting Firm Services:
The charter of the Audit Committee provides for the pre-approval of all audit services and all permitted non-audit services to be performed for Misonix by the independent registered public accounting firm, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm include the Audit Committee reviewing audit-related services, tax services, and other services. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	1. The response to this portion of Item 15 is submitted as a separate section of this Report.
2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves.

3.	Exhibits

3	(a)	Restated Certificate of Incorporation of the Company. (1)

3	(b)	By-laws of the Company. (2)

10.1		Stock Option Plan. (3)

10.2		Form of Director’s Indemnification Agreement.

10.3		Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (4)

10.4		License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (4)

10.5		1996 Non-Employee Director Stock Option Plan. (5)

10.6		1996 Employee Incentive Stock Option Plan. (5)

10.7		1998 Employee Stock Option Plan. (6)

10.8		2005 Employee Equity Incentive Plan. (7)

10.9		2005 Non-Employee Director Stock Option Plan. (7)

10.10		Asset Purchase Agreement, dated as of April 7, 2009, between iSONIX LLC, MISONIX, INC. and Sonics & Materials, Inc. (8)

10.11		Employment Agreement dated as of July 1, 2009, by and between MISONIX, INC. and Michael A. McManus, Jr. (9)

10.12		Share Purchase Agreement, dated August 4, 2009, between MISONIX, INC., Puricore International Limited and Puricore Plc. (10)

10.13		Loan Note Instrument, dated August 4, 2009, between Puricore International Limited and Labcaire Systems Limited and Puricore Plc. (10)

10.14		2009 Employee Equity Incentive Plan. (11)

10.15		2009 Non-Employee Director Stock Option Plan. (11)

10.16		Asset Purchase Agreement, dated October 2, 2009, among Acoustic Marketing Research, Inc., MISONIX, INC. and Medical Imaging Holdings, Inc. (12)

10.17	Asset Purchase Agreement, dated as of May 28, 2010, among MISONIX, INC., MISONIX HIFU TECHNOLOGIES LIMITED, MISONIX LIMITED and USHIFU, LLC. (13)

10.18	First Amendment to Amended and Restated Employment Agreement between the Company and Michael A. McManus, Jr.

10.19	Lease Modification Agreement, dated as of June 30, 2010, between Sanwood Realty Co. and the Company.

14	Code of Ethics. (14)

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-165088).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 9, 2008.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 33-43585).

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year 1997.

(5)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-78795).

(7)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 14, 2009.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 6, 2009.

(11)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 4, 2010.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.
By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer
Date: September 28, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr. Michael A. McManus, Jr.	President, Chief Executive Officer, and Director (principal executive officer)	September 28, 2010

/s/ Richard Zaremba Richard Zaremba	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 28, 2010

/s/ Howard Alliger Howard Alliger	Director	September 28, 2010

/s/ T. Guy Minetti T. Guy Minetti	Director	September 28, 2010

/s/ Thomas F. O’Neill Thomas F. O’Neill	Director	September 28, 2010

/s/ John Gildea John Gildea	Director	September 28, 2010

/s/ Charles Miner III Charles Miner III	Director	September 28, 2010

Item 15(a)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MISONIX, INC. and Subsidiaries
For the Two Years Ended June 30, 2010
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
MISONIX, INC. and Subsidiaries
We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Melville, New York
September 28, 2010

MISONIX INC. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$9,900,605	$3,415,813
Accounts receivable, less allowance for doubtful accounts of $123,346 and $334,399, respectively	2,335,653	3,301,551
Inventories, net	2,699,717	3,678,743
Deferred income taxes	—	591,140
Prepaid expenses and other current assets	515,427	715,589
Note receivable	1,075,105	—
Current assets of discontinued operations	—	9,290,724

Total current assets	16,526,507	20,993,560

Property, plant and equipment, net	500,215	588,191
Goodwill	1,701,094	2,016,941
Other assets	1,730,339	757,551
Assets of discontinued operations	—	10,687,914

Total assets	$20,458,155	$35,044,157

Liabilities and stockholders’ equity
Current liabilities:
Revolving credit facilities	$—	$2,633,059
Notes payable	177,679	261,485
Accounts payable	888,654	690,004
Other accrued expenses and other current liabilities	1,000,523	855,577
Liabilities of discontinued operations	—	8,809,535

Total current liabilities	2,066,856	13,249,660

Capital lease obligations	14,274	27,716
Deferred lease liability	—	38,607
Deferred income taxes	—	109,353
Deferred income	250,739	177,207
Liabilities of discontinued operations	—	457,826

Total liabilities	2,331,869	14,060,369

Stockholder’s equity:
Misonix, Inc. stockholders’ equity:
Common stock, $.01 par value-shares authorized 20,000,000; 7,079,169 issued and 7,001,369 outstanding, respectively	70,792	70,792
Additional paid-in capital	25,502,717	25,251,412
Accumulated deficit	(7,034,799)	(4,172,939)
Treasury stock, at cost, 77,800 shares	(412,424)	(412,424)

Total Misonix, Inc. stockholders’ equity	18,126,286	20,736,841
Noncontrolling interest	—	246,947

Total stockholders’ equity	18,126,286	20,983,788

Total liabilities and stockholders’ equity	$20,458,155	$35,044,157

See Accompanying Notes to Consolidated Financial Statements

MISONIX INC. and Subsidiaries
Consolidated Statements of Operations

	Year ended June 30,
	2010	2009
Net sales	$13,371,275	$12,713,273
Cost of goods sold	6,844,780	7,495,002

Gross profit	6,526,495	5,218,271
Operating expenses:
Selling expenses	3,625,072	2,619,510
General and administrative expenses	5,055,848	5,018,143
Research and development expenses	1,803,524	1,377,807

Total operating expenses	10,484,444	9,015,460

Operating loss from continuing operations	(3,957,949)	(3,797,189)

Other income (expense):
Interest income	28,227	67,170
Interest expense	(53,194)	(158,007)
Royalty income and license fees	614,663	616,336
Royalty expense	(117,630)	(24,822)
Recovery of Focus Surgery, Inc. investment	693,044	1,516,866
Other	(92,799)	282,721

Total other income	1,072,311	2,300,264

Loss from continuing operations before income taxes	(2,885,638)	(1,496,925)
Income tax (benefit) expense	(694,796)	76,329

Net loss from continuing operations	(2,190,842)	(1,573,254)

Discontinued operations:
Net income from discontinued operations, net of income tax expense of $457,382 and $90,481, respectively	769,536	1,011,648
Net (loss) income from sale of discontinued operations , net of income tax expense of $1,358,942 and tax benefit of $10,683, respectively	(1,460,226)	2,681,760
Noncontrolloing interest in discontinued operations, net of income taxes	19,672	(24,630)

Total net (loss) income from discontinued operations	(671,018)	3,668,778

Net (loss) income attributable to Misonix, Inc. shareholders	$(2,861,860)	$2,095,524

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Basic	$(0.31)	$(0.22)
Net (loss) income per share from discontinued operations — Basic	(0.10)	0.52

Net (loss) income per share attributable to Misonix, Inc. shareholders — Basic	$(0.41)	$0.30

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Diluted	$(0.31)	$(0.22)
Net (loss) income per share from discontinued operations — Diluted	(0.10)	0.52

Net (loss) income per share attributable to Misonix, Inc. shareholders — Diluted	$(0.41)	$0.30

Weighted average shares — Basic	7,001,369	7,001,369
Weighted average shares — Diluted	7,001,369	7,001,369
See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock
	$.01 Par Value		Treasury Stock		Additional			Total
	Number		Number		paid-in	Accumulated	Noncontrolling	stockholders’
	of Shares	Amount	of shares	Amount	capital	deficit	interest	equity

Balance, June 30, 2008	7,079,169	$70,792	(77,800)	$(412,424)	$25,052,539	$(6,268,463)	$199,237	$18,641,681
Net income	—	—	—	—	—	2,095,524	47,710	2,143,234

Comprehensive income	—	—	—	—	—	—	—	2,143,234
Stock-based compensation	—	—	—	—	198,873	—	—	198,873

Balance, June 30, 2009	7,079,169	70,792	(77,800)	(412,424)	25,251,412	(4,172,939)	246,947	20,983,788
Net loss	—	—	—	—	—	(2,861,860)	19,672	(2,842,188)

Comprehensive loss	—	—	—	—	—	—	—	(2,842,188)
Disposal of noncontrolling interest	—	—	—	—	—	—	(266,619)	(266,619)
Stock-based compensation	—	—	—	—	251,305	—	—	251,305

Balance, June 30, 2010	7,079,169	$70,792	(77,800)	$(412,424)	$25,502,717	$(7,034,799)	$—	$18,126,286

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended June 30,
	2010	2009
Operating activities

Net loss from continuing operations	$(2,190,842)	$(1,573,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and other non-cash items	452,884	471,629
Bad debt expense	(235,416)	203,856
Deferred income taxes	(495,914)	450,311
Loss on disposal of property, plant and equipment	—	(331,171)
Stock-based compensation	251,305	198,873
Deferred income	73,533	(24,312)
Deferred leasehold costs	(38,607)	(18,546)
Recovery of Focus Surgery, Inc. investment	(693,044)	(1,516,866)

Changes in operating assets and liabilities:
Accounts receivable	1,120,126	117,996
Inventories	1,025,300	843,441
Income taxes	16,761	(11,448)
Prepaid expenses and other current assets	(874,944)	(197,735)
Accounts payable and accrued expenses	112,860	260,988
Foreign income taxes payable	(4,106)	3,106
Other	(863,628)	(299,087)

Net cash used in operating activities	(2,343,732)	(1,422,219)

Investing activities

Acquisition of property, plant and equipment	(1,047,500)	(74,251)
Recovery of Focus Surgery, Inc. investment	693,044	1,516,866

Net cash (used in) provided by investing activities	(354,456)	1,422,615

(continued on next page)

MISONIX INC. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year ended June 30,
	2010	2009
Financing activities
Proceeds from short-term borrowings	$9,514,892	$27,895,516
Payments of short-term borrowings	(12,231,757)	(27,992,555)
Principal payments on capital lease obligations	(13,604)	(13,673)

Net cash used in financing activities	(2,730,469)	(110,712)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	860,699	(569,076)
Net cash provided by investing activities	12,927,480	2,607,151
Net cash used in financing activities	(1,865,000)	—

Net cash provided by discontinued operations	11,923,179	2,038,075

Effect of exchange rate changes on cash	(9,730)	(44,929)

Net increase in cash and cash equivalents	6,484,792	1,882,830
Cash and cash equivalents at beginning of year	3,415,813	1,532,983

Cash and cash equivalents at end of year	$9,900,605	$3,415,813

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$53,194	$335,179

Income taxes paid	$3,397	$63,763

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of MISONIX, INC. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries, Misonix Limited, and Hearing Innovations, Inc. (“Hearing Innovations”). All significant intercompany balances and transactions have been eliminated.
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
In fiscal 2010 and 2009, approximately 22% and 28%, respectively of the Company’s net sales were to foreign markets. Sales by the Company in other major industrial countries are made primarily through distributors.
Hearing Innovations is located in Farmingdale, New York and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.
Misonix Limited was incorporated in the United Kingdom on July 19, 1993. Misonix Limited operates in the U.K. and invoices in Euros and its sales represented 0% and 5% of net sales to foreign markets for fiscal 2010 and fiscal 2009, respectively. This business is the sales, marketing, distribution and servicing arm for the Company’s medical device products in Europe.
Discontinued Operations
On April 7, 2009, the Company sold the assets of its Ultrasonics Laboratory Products (“Ultrasonics”) business to iSonix LLC, a wholly owned subsidiary of Sonics and Materials, Inc., for a cash payment of $3.5 million. The gain on the sale and the results of operations from the Ultrasonic business are shown net of tax from discontinued operations. The net assets and results of Ultrasonics operations have been reported as a discontinued operation for all periods presented.
On August 5, 2009, the Company sold its Labcaire Systems, Ltd. (“Labcaire”) subsidiary to PuriCore International Limited for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. As of September 28, 2010, the Company has received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate is consistent with published discounts. The discounted value of the note ($900,000) is used to determine gain or loss on the sale, and is included in other assets in the consolidated balance sheet. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The aggregate commission will not be recognized in determining the current gain or loss on the sale of Labcaire until the commission is paid. As of June 30, 2010, there were no commissions paid. For the twelve months ended June 30, 2010, the Company recorded an after tax loss on the sale of Labcaire of $376,461. Results of Labcaire operations have been reported as a discontinued operation for all periods presented. On July 19, 2010, the Company received a Dispute Notice from PuriCore PLC (“PuriCore”) with respect to the Agreement for the sale and purchase of shares of Labcaire Systems Limited which was completed on August 4, 2009. The dispute alleges that Misonix breached certain representations and warranties that could result in a reduction to the purchase price of approximately £1.6 million or approximately $2.5 million. The Company believes the notice is without merit and will vigorously defend any claim instituted by PuriCore. There can be no assurance, however, that the Company may not have to pay some amount to resolve PuriCore’s claims.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
On October 2, 2009, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) sold substantially all of its assets to Medical Imaging Holdings, Inc. (“Medical Imaging”) for a cash payment of $8,000,000 (subject to a future adjustment based on net working capital, at the closing). On April 6, 2010, the Company paid $257,029 to Medical Imaging for the net difference of adjustments of working capital and the effect of income taxes. These amounts are reflected in discontinued operations in the June 30, 2010 financial statements. The Company also purchased at the closing of such transaction, utilizing $1,200,000 of the proceeds, the remaining outstanding 5% of Sonora’s shares. Sonora is engaged in the business of (i) selling, repairing and servicing new and used diagnostic ultrasound systems and consumable accessories used in conjunction therewith, (ii) selling, repairing, servicing and testing diagnostic ultrasound transducers, (iii) developing and selling equipment for testing ultrasound transducers, (iv) selling equipment used for cleaning and disinfecting ultrasound transducers including, but not limited to, transesophogeal echocardiography probes, (v) selling equipment used for testing endoscopic probes, (vi) repairing and servicing MRI systems and parts and subsystems used therein, and (vii) performing training for the service and maintenance of diagnostic ultrasound and MRI systems, in each instance throughout the world. The net assets and results of Sonora operations have been reported as a discontinued operation for all periods presented.
On May 28, 2010, Misonix announced the sale to USHIFU, LLC (“USHIFU”) of all of the rights to the High Intensity Focused Ultrasound (“HIFU”) technology together with other HIFU related assets. In consideration for the sale, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the businesses being sold, up to the time we have received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Misonix will also be paid for 3 units in inventory of new Sonablate500® machines. The obligation to pay for such machines is secured by a note due December 31, 2010. At the closing of such transaction, USHIFU paid Misonix for inventory associated with manufacturing the Sonablate500 and reimbursed Misonix for certain monies expended in connection with the HIFU Registry. The net assets and results of HIFU operations have been reported as a discontinued operation for all periods presented. Misonix retained all of its rights associated with the HIFU-related intellectual property and development assets recently purchased from ProRhythm, Inc. This intellectual property involves the development of new transducers and lenses to be used in the treatment of tissue using HIFU. This technology may be applied on a worldwide basis to a variety of organs not limited to kidney, liver, or breast tissue treatment.
Unless otherwise specified, disclosures in the notes relate solely to Company’s continuing operations.
Reclassification
Certain prior period amounts in the accompanying financial statements and related notes have been reclassified to conform to the current period’s presentation.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash balances outside the United States totaled $103,219 and $108,533 at June 30, 2010 and 2009, respectively.
The Company maintains cash balances at various financial institutions. At June 30, 2010, these financial institutions held cash that was approximately $9,526,000 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.
Major Customers and Concentration of Credit Risk
Included in sales of the medical devices segment are sales to United States Surgical Corporation (“USS”), a unit of Covidien Ltd., of $3,172,000 and $3,467,000, Aesculap of $3,224,010 and $2,407,876, and Mentor/Byron (a Johnson & Johnson Company) of $983,000 and $875,369 for the fiscal years ended June 30, 2010 and 2009, respectively. Total royalties from USS related to their sales of the Company’s ultrasonic cutting product which uses high frequency sound waves to coagulate and divide tissue for both open and laproscopic surgery, were approximately $576,000 and $590,000 during the fiscal years ended June 30, 2010 and 2009, respectively. Accounts receivable from USS were approximately $137,000 and $382,000, Aesculap of $327,847 and $429,134 and Mentor/Byron of $83,900 and $210,045 at June 30, 2010 and 2009, respectively. At June 30, 2010 and 2009, the Company’s accounts receivable with customers outside the United States were approximately $602,422 and $1,496,000, respectively.
Accounts Receivable
Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. The Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and make adjustments if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years.
Fair Value of Financial Instruments
The book values of cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments.
Revenue Recognition
The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenue on shipments to distributors in the same manner as with other customers. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements. Service contracts and royalty income are recognized when earned. Fee for use revenue is recognized when the procedure is performed.
Long-Lived Assets
The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2010 and 2009.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of assets of Fibra Sonics, Inc.
Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2010 and 2009 in the respective fourth quarter. There were no indicators that goodwill recorded was impaired.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
Other Assets and Intangibles
The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $517,735 and $591,550 at June 30, 2010 and 2009, respectively. Accumulated amortization totaled $355,678 and $284,314 at June 30, 2010 and 2009, respectively. Amortization expense for the years ended June 30, 2010 and 2009 was approximately $71,000 and $56,000, respectively.
The following is a schedule of estimated future amortization expense as of June 30, 2010:

2011	$55,000
2012	53,000
2013	49,000
2014	46,000
2015	46,000
Thereafter	269,000

$517,000

Income Taxes
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
The Company would record a valuation allowance when based on the weight of available evidence, it is more likely than not that the amount of future tax benefit would not be realized. While the Company believes that it is positioned for long-term growth, the volatility in our industry and markets has made it increasingly difficult to predict sales and operating results on a short-term basis, and when coupled with the cumulative losses reported over the last five fiscal years, the Company was no longer able to conclude that, based upon the weight of available evidence, it was “more likely than not” that its previously recorded deferred tax asset of $5.1 million would be realized. Therefore, the Company has established a full valuation allowance against net deferred tax assets.
The Company currently presents taxes collected from customers and remitted to governmental authorities in the statement of operations on a net basis.
The Company recognizes a the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company classifies income tax related interest and penalties as a component of income tax expense.
Net Income (Loss) Per Share
Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the two years ended June 30, 2010 and 2009 were options to purchase 1,848,510 shares and 1,799,918 shares, respectively.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
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
Advertising Expense
The cost of advertising is expensed in the period the advertising first takes place. The Company incurred approximately $105,000 and $121,000 in advertising costs during the years ended June 30, 2010 and 2009, respectively.
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
Shipping and Handling
Shipping and handling fees for the years ended June 30, 2010 and 2009 were approximately $72,000 and $88,000, respectively, and are reported as a component of net sales. Shipping and handling costs for the years ended June 30, 2010 and 2009 were approximately $85,000 and $138,000, respectively, and are reported as a component of selling expenses.
Stock-Based Compensation
The Company measures compensation cost for all share based payments at fair market value and recognizes cost over the vesting period.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009. References made to authoritative FASB guidance throughout this Report have been updated to the applicable Codification section.
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

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
In December 2007, the FASB issued guidance now codified under ASC Topic 805. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Also, in April 2009, the FASB issued guidance, now codified under ASC Topic 805-20, to address some of the application issues under ASC Topic 805. ASC Topic 805-20 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of the acquisition of the related asset or liability can be determined). Both the guidance under ASC Topics 805 and 805-20 became effective as of July 1, 2009 for the Company. Accordingly, any business combination completed prior to July 1, 2009 was accounted for pursuant to ASC 805. Business combinations completed subsequent to July 1, 2009 will be accounted for pursuant to ASC Topics 805 and 805-20. The impact that ASC Topics 805 and 805-20 will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.
In September 2006, the FASB issued guidance now codified under ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Under ASC Topic 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.
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
In April 2009, the FASB issued guidance, now codified under ASC Topic 825-10, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. ASC Topic 825-10 also amends the disclosure requirements of ASC Topic 270-10 to require those disclosures in summarized financial information at interim reporting periods. The guidance under ASC Topic 825-10 became effective for the Company during the quarter ended September 30, 2009 and we have included the required additional interim disclosures in the financial statements.
In April 2009, the FASB issued guidance, now codified under ASC Topics 350-30 and 275-10, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350. The guidance under ASC Topics 350-30 and 275-10 became effective as of July 1, 2009 for the Company. The adoption of ASC Topics 350-30 and 275-10 did not have a material effect on the Company’s consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: (a) the quoted price of the identical liability when traded as an asset, (b) quoted prices for similar liabilities or similar liabilities when traded as assets, or (c) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC Topic 820. The adoption of ASU No. 2009-05 on October 1, 2009 did not have a material effect on the Company’s consolidated financial statements.
In October 2009, the FASB issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of a selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued an accounting pronouncement which amends fair value measurements and disclosures. The reporting entity must disclose information that enables the users of its financial statements to assess both (a) for assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to internal recognition, the valuation techniques and inputs used to develop there measurement and (b) for recurring fair value measurement using significant unobservable inputs, the effect of the measurements on earnings for this period. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued an accounting update that addresses subsequent events. Specifically, the requirements to disclose the date that the financial statements are issued potentially conflicts with some of the SEC guidelines. The update addresses both the interaction of the requirements of this topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
2. Discontinued operations
The following amounts related to the Sonora, Labcaire, UKHIFU Limited (“UKHIFU”), and Misonix HIFU Technologies Limited (“Misonix HIFU”) have been segregated from the Company’s continuing operations and are reported as “assets of discontinued operations” in the consolidated balance sheet:

June 30,
2009
Cash	$275,209
Accounts receivable	5,357,009
Inventory	3,413,573
Other current assets	538,644
Property, plant and equipment — net	4,958,503
Deferred taxes	1,160,363
Other assets	116,466
Goodwill	4,759,495

Total assets of discontinued operations	$20,579,262

Revolving credit facility	$1,820,891
Accounts payable	2,268,505
Accrued expenses and other current liabilities	2,692,683
Tax payable	785,466
Gain from sale of building	1,054,543
Capital leases	167,447
Deferred lease	235,894
Other liabilities	44,758

Total liabilities of discontinued operations	$9,070,187

Noncontrolling interest in discontinued operations	$266,619

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
The following represents the results of Ultrasonics, Sonora, Labcaire, UKHIFU and Misonix HIFU Technologies Limited which have been reported as income from discontinued operations in the consolidated statement of operations:

	For the year ended June 30,
	2010	2009
Revenues	$5,195,005	$30,865,551

Income from discontinued operations, before tax	$1,226,918	$1,102,429
Gain on sale of Ultrasonics products	—	2,670,777
Loss on sale of Labcaire	(295,879)	—
Gain on sale of Sonora	947,374	—
Loss on sale of HIFU	(752,779)	—
Income tax expense	(1,816,324)	(79,798)

(Loss) income from discontinued operations, net of tax	(690,690)	3,693,408
Noncontrolling interest in discontinued operation	19,672	(24,630)

(Loss) income from discontinued operations, net of tax attributable to Misonix, Inc. shareholders	$(671,018)	$3,668,778

3. Fair Value of Financial Instruments
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
Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.
The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

	June 30, 2010		June 30, 2009
		Fair		Fair
	Carrying	Value	Carrying	Value
	Amount	(Level 1)	Amount	(Level 1)
Cash	9,900,605	9,900,605	3,415,813	3,415,813
Trade accounts receivable	2,335,653	2,335,653	3,301,551	3,301,551
Trade accounts payable	888,654	888,654	690,004	690,004
Note receivable	1,075,105	1,075,105	—	—
Note payable	177,679	177,679	261,485	261,485

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
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
4. Inventories
Inventories are summarized as follows:

	June 30,
	2010	2009
Raw materials	$1,997,730	$2,380,827
Work-in-process	947,924	876,918
Finished goods	304,168	1,199,230

	3,249,822	4,456,975

Less valuation reserve	550,105	778,232

	$2,699,717	$3,678,743

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30,
	2010	2009

Machinery and equipment	$1,767,668	$3,046,453
Furniture and fixtures	1,061,408	1,080,335
Automobiles	58,807	60,224
Leasehold improvements	346,225	317,948
Demonstration and consignment inventory	528,481	194,739

	4,041,589	4,699,699
Less: accumulated depreciation and amortization	3,262,374	4,111,508

	$500,215	$588,191

Depreciation and amortization of property, plant and equipment totaled approximately $373,000 and $403,000 for the years ended June 30, 2010 and 2009, respectively.
6. Accrued Expenses and Other Current Liabilities
The following summarizes accrued expenses and other current liabilities:

	June 30,	June 30,
	2010	2009
Accrued payroll and vacation	$455,052	$378,933
Accrued VAT and sales tax	21,693	30,227
Accrued commissions and bonuses	245,852	245,852
Accrued professional fees	24,176	12,062
Accrued royalty expense	103,162	8,319
Foreign income taxes payable	18,676	10,363
Deferred income	24,000	24,000
Current maturities of capital lease obligations	14,533	13,523
Other	93,379	132,298

	$1,000,523	$855,577

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
7. Leases
Misonix has entered into several noncancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2015. The principal building leases provide for a monthly rental amount of approximately $23,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2012.
The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2010:

	Capital	Operating
	Leases	Leases
2011	$16,000	$348,000
2012	15,000	310,000
2013	—	308,000
2014	—	310,000
2015	—	305,000
2016 and thereafter	—	—

Total minimum lease payments	$31,000	$1,581,000

Amounts representing interest	(2,000)

Present value of net minimum lease payments	29,000

Less current maturities	(15,000)

	$14,000

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $603,000 and $610,000 for the years ended June 30, 2010 and 2009, respectively.
8. Revolving Credit Agreement
On December 29, 2006, the Company and its subsidiaries, Sonora and Hearing Innovations and Wells Fargo Bank entered into a (i) Credit and Security Agreement and (ii) Credit and Security Agreement Export — Import Subfacility. The aggregate credit under these agreements was $8,000,000 consistently of a revolving facility in the amount of up to $8,000,000. The credit facilities expired on December 29, 2009 and were not renewed.
9. Stock-Based Compensation Plans
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the “Committee”) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the years ended June 30, 2010 and 2009, the Company granted options to purchase 148,300 and 303,150 shares of the Company’s common stock, respectively.
Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2010 and 2009. As of June 30, 2010, there was approximately $444,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 1.8 years.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
There was no cash received from the exercise of stock options for the year ended June 30, 2010 and 2009. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.
The weighted average fair value at date of grant for options granted during the years ended June 30, 2010 and 2009 was $2.02 and $1.14 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2010	2009
Risk-free interest rates	3.1%	3.1%
Expected option life in years	6.5	6.5
Expected stock price volatility	81.94%	54.49%
Expected dividend yield	0	0
In September 1991, in order to attract and retain persons necessary for the success of the Company, the Company adopted a stock option plan (the “1991 Plan”) which covers up to 375,000 shares of common stock, par value $.01 per share (“Common Stock”). Pursuant to the 1991 Plan, officers, directors, consultants and key employees of the Company are eligible to receive incentive and/or non-incentive stock options. At June 30, 2010, options to purchase 30,000 shares were outstanding under the 1991 Plan at an exercise price of $7.38 per share with a vesting period of two years, options to purchase 327,750 shares had been exercised and options to purchase 47,250 shares have been forfeited (of which options to purchase 30,000 shares have been reissued). There are no shares available for future grants.
In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “1996 Directors Plan”) covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2010, options to purchase 71,000 shares were outstanding at exercise prices ranging from $5.18 to $7.60 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 160,000 shares were outstanding at exercise prices ranging from $3.21 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2010, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 392,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued). At June 30, 2010, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised and options to purchase 90,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.
In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the “1998 Plan”) covering an aggregate of 500,000 shares of Common Stock. At June 30, 2010, options to purchase 275,200 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2010, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 217,227 shares under the 1998 Plan have been forfeited (of which options to purchase 79,702 shares have been reissued). At June 30, 2010, there were no shares available for future grants.
In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the “2001 Plan”) covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2010, options to purchase 788,010 shares were outstanding under the 2001 Plan at exercise prices ranging from $3.45 to $8.00 per share with a vesting period of one to four years. At June 30, 2010, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 251,950 shares under the 2001 Plan have been forfeited (of which 159,577 options have been reissued). At June 30, 2010, there were 83,684 shares available for future grants.
In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the “2005 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the “2005 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2010, there were 374,300 options to purchase shares outstanding under the 2005 Plan at exercise prices ranging from $.85 to $4.98 per share with a vesting period of four years. At June 30, 2010, there were no options exercised under the 2005 Plan and 34,000 shares have been forfeited (of which no options have been reissued). At June 30, 2010, 125,700 shares were available for future grants under the 2005 Plan. At June 30, 2010, options to purchase 150,000 shares were outstanding under the 2005 Directors Plan at an exercise price ranging from $2.66 to $5.42 with a vesting period over three years. At June 30, 2010, there were no options exercised and 50,000 shares were available for future grants under the 2005 Directors Plan.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the “2009 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the “2009 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2010 there were no options outstanding, exercised, or forfeited under the 2009 Plan. At June 30, 2010, 500,000 shares were available for future grants under the 2009 plan. At June 30, 2010 there were no options outstanding, exercised, or forfeited under the 2009 Directors Plan. At June 30, 2010, 200,000 shares were available for future grants under the 2009 Directors Plan.
The selection of participants, allotments of shares and determination of price and other conditions relating to options are determined by the Board of Directors or a committee thereof, depending on the Plan, and in accordance with Rule 4350(c) of the Corporate Governance Requirements applicable to Nasdaq-listed companies. Incentive stock options granted under the plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the plans to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options become exercisable at such time and in such installments as provided in the terms of each individual option agreement.
The following table summarizes information about stock option activity during 2010 and 2009:

	Options
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	Years	Value
Outstanding as of June 30, 2008	1,822,841	$5.71
Granted	303,150	2.03
Exercised	—	—
Forfeited	(25,795)	5.35
Expired	(300,278)	4.99

Outstanding as of June 30, 2009	1,799,918	$5.21	5.4	$44,651

Exercisable at June 30, 2009	1,374,603	$5.93	4.3	$—

Vested at June 30, 2009	1,374,603	$5.93	4.3	$—

Outstanding as of June 30, 2009	1,799,918	$5.21
Granted	148,300	2.44
Exercised	—	—
Forfeited	(99,708)	5.10
Expired	—	—

Outstanding as of June 30, 2010	1,848,510	$4.99	5.1	$75,711

Exercisable at June 30, 2010	1,459,948	$5.69	4.6	$18,928

Vested at June 30, 2010	1,459,948	$5.69	4.6	$18,928

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise		Contractual Life	Exercise		Exercise
Price	Number	(Yrs)	Price	Number	Price
$.85 – 2.66	421,950	8.6	$2.20	68,413	$2.06
$3.21 – 4.99	322,750	5.9	$4.37	287,725	$4.41
$5.10 – 8.00	1,103,810	2.7	$6.25	1,103,810	$6.25

	1,848,510	5.1	$4.99	1,459,948	$5.69

As of June 30, 2010 and 2009, 1,848,510 and 1,799,918 shares are reserved for issuance under outstanding options and 959,384 and 323,351 shares are reserved for the granting of additional options, respectively. All outstanding options expire between August 2010 and September 2019 and vest immediately or over periods of up to four years.
10. Commitments and Contingencies
Employment Agreement
Effective July 1, 2009, the Company entered into a new Employment Agreement with Michael A. McManus, Jr., the Company’s President and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement was amended effective January 1, 2010. The Employment Agreement expires June 30, 2011 and renews for successive one-year periods thereafter unless terminated by either party not less then 90 days prior to the end of the annual term. The Employment Agreement provides for an annual base salary of $283,250, and an annual bonus based on Mr. McManus’ achievement of annual goals and objectives as determined by the Compensation Committee of the Company’s Board of Directors. Effective January 1, 2010 the Board approved a three percent increase for Mr. McManus. Mr. McManus is entitled under the Employment Agreement to participate in or receive additional benefits. He is entitled to participate in any plans and programs made available to the executive employees of the Company generally. In addition to termination for cause (including disability) and death, Mr. McManus can terminate the Employment Agreement for good reason (including a change of control of the Company). If Mr. McManus terminates the Employment Agreement for good reason the Company must pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid during the period of his employment, payable in a lump sum within sixty days of termination of employment. Mr. McManus has also agreed in the Employment Agreement to an eighteen month post-termination covenant not to compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.
Purchase Commitments
As of June 30, 2010 and 2009 the Company had inventory related purchase commitments totaling approximately $1,437,000 and $1,103,000, respectively.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
11. Business Segments
The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the AuraTM ductless fume enclosure. Medical device products include the AutoSonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the years ended June 30, 2010 and 2009 are as follows:
For the year ended June 30, 2010:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$10,737,379	$2,633,896	$—	$13,371,275
Cost of goods sold	4,937,666	1,907,114	—	6,844,780

Gross profit	5,799,713	726,782	—	6,526,495
Selling expenses	3,103,019	522,053	—	3,625,072
Research and development	1,457,373	346,151	—	1,803,524
General and administrative	—	—	5,055,848	5,055,848

Total operating expenses	4,560,392	868,204	5,055,848	10,484,444

Income (loss) from continuing operations	$1,239,121	$(141,422)	$(5,055,848)	$(3,957,949)

Income (loss) from discontinued operations	$(720,325)	$49,307	$—	$(671,018)

For the year ended June 30, 2009:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$9,688,294	$3,024,979	$—	$12,713,273
Cost of goods sold	5,368,899	2,126,103	—	7,495,002

Gross profit	4,319,395	898,876	—	5,218,271
Selling expenses	2,177,000	442,510	—	2,619,510
Research and development	1,150,477	227,330	—	1,377,807
General and administrative	—	—	5,018,143	5,018,143

Total operating expenses	3,327,477	669,840	5,018,143	9,015,460

Income (loss) from continuing operations	$991,919	$229,036	$(5,018,143)	$(3,797,189)

Income (loss) from discontinued operations	$978,930	$2,689,848	$—	$3,668,778

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
There are two major customers for medical devices. Sales to USS were approximately $3,172,000 and $3,467,000 for the years ended June 30, 2010 and 2009, respectively. Sales to Aesculap Inc., USA were approximately $3,224,000 and $2,408,000 during the fiscal years ended June 30, 2010 and 2009, respectively. There were no significant concentrations of sales or accounts receivable for laboratory and scientific products for the years ended June 30, 2010 and 2009, respectively.
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Year ended June 30,
	2010	2009
United States	$10,452,705	$9,167,834
United Kingdom	59,628	1,417,685
Europe	1,244,527	1,312,599
Asia	756,722	372,929
Canada and Mexico	241,045	167,272
Middle East	267,929	89,212
Other	348,719	185,742

	$13,371,275	$12,713,273

Total assets, by geographic area, are as follows:

	June 30,
	2010	2009
United States
Long-lived assets	$3,882,982	$6,860,969
Long-lived assets of discontinued operations	—	1,469,551
Other assets	16,330,428	10,889,541
Other assets of discontinued operations	—	3,741,386

	20,213,410	22,961,447

United Kingdom
Long-lived assets	$48,666	$5,372,444
Long-lived assets of discontinued operations	—	908,185
Other assets	196,079	1,543,311
Other assets of discontinued operations		4,258,770

	244,745	12,082,710

Total assets	$20,458,155	$35,044,157

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
12. Income Taxes
There are no federal, state or foreign income tax audits in process as of June 30, 2010. Open tax years related to federal and state income tax filings are for the years ended June 30, 2007, 2008, 2009 and 2010. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Misonix, Ltd. and UKHIFU file tax returns in England. The England Inland Revenue Service has not examined these tax returns.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2010	2009
Deferred tax liabilities:
Depreciation and amortization	$(245,100)	$(228,602)

Total deferred tax liabilities	(245,100)	(228,602)

Deferred tax assets:
Bad debt reserves	15,706	70,134
Accruals and allowances	13,862	204,501
Inventory valuation	278,935	305,706
License fee income	53,787	62,114
Investments	—	205,706
Stock-based compensation	214,432	190,781
Deferred gain — HIFU and Labcaire	416,085	—
Tax credits and net operating loss carry forwards	3,686,839	3,601,787
Deferred lease liability	—	13,279
Deferred gain from sale and leaseback of Labcaire building	—	—
Other	13,520	3,698

Total deferred tax assets	4,693,166	4,666,706
Valuation allowance	(4,448,066)	(3,956,317)

Net deferred tax asset	$—	$481,787

Recorded as:
Current deferred tax asset	$—	$591,140
Non-current deferred tax liability, net	—	(109,353)

	$—	$481,787

As of June 30, 2010, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2010.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
At June 30, 2010, the Company had a net operating loss carryforward (“NOL”) of approximately $12,000,000 available to reduce future New York state taxable income. This NOL begins to expire in fiscal year 2022. The Company has provided a full valuation allowance on the deferred tax asset related to this loss.
In prior years, the Company recorded a deferred tax asset in connection with the loss on impairment of equity investments which included the carrying value of the investments and related notes and debentures. On July 1, 2008, the Company closed the transaction for the sale of its Focus Surgery, Inc. (“Focus”) equity to USHIFU in addition to receiving payment for one half of the outstanding debt due from Focus for a total of $1,516,866 pursuant to the terms of the Focus Stock Purchase Agreement. The balance of the debt plus accumulated interest was repaid in January 2010. On April 7, 2009, the Company sold its assets of its Ultrasonics Laboratory products business to iSonix for a cash payment of $3.5 million. As a result of this transaction, the Company recorded a capital gain on the transaction of $2,670,777. As a result of these transactions, the Company reversed $918,747 of the valuation allowance related to the impairment of equity investments. The valuation allowance related to this impairment of equity investments totaled $0 and $205,706 at June 30, 2010 and 2009, respectively.
During fiscal 2006, the Company recorded a deferred tax asset related to operating loss carryovers incurred by its wholly-owned subsidiary, Hearing Innovations, in the amount of $1,337,743. The Company recorded a full valuation allowance against these assets in accordance with the provisions of SFAS No. 109. Based upon the capital nature of the deferred tax asset and the Company’s projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2010 and 2009, respectively.
As of June 30, 2010, the Company had approximately $4,166,245 of U.S. federal net operating loss carryforwards and unused tax credit carryforwards which are available to offset future taxable income. These carryforwards expire in the tax years between 2023 and 2028, if not utilized.
Significant components of the income tax (benefit) expense attributable to operations are as follows:

	Years ended June 30,
	2010	2009
Current:
Federal	$(1,187,107)	$—
State	10,524	6,669
Foreign	—	—
FIN 48 adjustment	—	(250,748)

Total current	(1,176,583)	(244,079)

Deferred:
Federal	481,787	314,981
State	—	5,427
Foreign	—	—

Total deferred	481,787	320,408

	$(694,796)	$76,329

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2010	2009
Tax at federal statutory rates	$(962,077)	$(508,955)
State income taxes, net of federal benefit	6,946	6,669
Research credit	—	(29,012)
Foreign taxes	—	8,916
Stock-based compensation	57,854	31,566
FIN 48 adjustment	—	(250,748)
Valuation allowance	176,027	798,880
Travel and entertainment	12,399	17,707
Other	14,055	1,306

	$(694,796)	$76,329

During the year ended June 30, 2010, the Company recorded an adjustment to reverse a previously established a reserve pursuant to FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) due to the closing of certain statutes from prior years’ tax returns. At June 30, 2010, the Company no longer has a FIN 48 reserve on its books.
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
The USS License gives USS exclusive worldwide marketing and sales rights for this technology. The Company received $100,000 under the option agreement preceding the USS License. This amount was recorded into income in fiscal 1997. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $593,000 and $592,000 for the fiscal years ended June 30, 2010 and 2009, respectively.
14. Employee Profit Sharing Plan
The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $16,500 or $21,500 if the employee was over 50 years of age for the year ended June 30, 2010. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $33,628 and $64,470 for the years ended June 30, 2010 and 2009, respectively.
15. Focus Surgery
On March 3, 2008, the Company, USHIFU, FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. (“Focus”) entered into a Stock Purchase Agreement (the “Focus Agreement”). The closing of the transactions contemplated by the Focus Agreement took place on July 1, 2008. Pursuant to the Focus Agreement, the Company sold to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company also received $679,366, fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus, with the remaining fifty percent (50%) of such amount of $679,366 paid on January 4, 2010. Upon collection, payment was recognized as a gain.
16. Subsequent Event
On July 19, 2010, the Company received a Dispute Notice from PuriCore PLC (“PuriCore”) with respect to the Agreement for the sale and purchase of shares of Labcaire Systems Limited which was completed on August 4, 2009. The dispute alleges that Misonix breached certain representations and warranties that could result in a reduction to the purchase price of approximately £1.6 million or approximately $2.5 million. The Company believes the notice is without merit and will vigorously defend any claim instituted by PuriCore. There can be no assurance, however, that the Company may not have to pay some amount to resolve PuriCore’s claims.

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010
17. Quarterly Results (unaudited)

	FISCAL 2010
	Q1	Q2	Q3	Q4	YEAR
Net sales	$2,631,017	$3,148,174	$3,313,131	$4,278,953	$13,371,275
Cost of goods sold	1,621,893	1,642,382	1,596,264	1,984,241	6,844,780

Gross profit	1,009,124	1,505,792	1,716,867	2,294,712	6,526,495

Operating expenses:
Selling expenses	919,607	1,058,879	671,213	975,373	3,625,072
General and administrative expenses	1,312,680	1,490,484	1,021,476	1,231,208	5,055,848
Research and development expenses	422,469	523,571	441,093	416,391	1,803,524

Total operating expenses	2,654,756	3,072,934	2,133,782	2,622,972	10,484,444

Loss from operations	(1,654,632)	(1,567,142)	(416,915)	(328,260)	(3,957,949)

Other (expense) income:
Interest income	14,025	14,052	101	49	28,227
Interest expense	(28,088)	(17,571)	(2,517)	(5,018)	(53,194)
Royalty income and license fees	156,623	152,260	172,534	133,246	614,663
Royalty expense	—	(65,056)	(18,870)	(33,704)	(117,630)
Recovery of Focus Surgery, Inc. investment	—	—	693,044	—	693,044
Other	10,164	(18,875)	(11,609)	(72,479)	(92,799)

Total other income	152,724	64,810	832,683	22,094	1,072,311

Income (loss) from continuing operations before income taxes	(1,492,908)	(1,502,332)	415,768	(306,166)	(2,885,638)

Income tax (benefit) expense	(245,764)	(936,913)	206,242	281,639	(694,796)

Net (loss) income from continuing operations	$(1,247,144)	$(565,419)	$209,526	$(587,805)	$(2,190,842)

Discontinued operations:
Net income (loss) from discontinued operations net of income taxes expense (benefit) of $470,397, $0, ($111,763) and $98,748	527,493	237,724	(258,850)	263,169	769,536
Net (loss) income from sale of discontinued operations net of income tax of $957,937, $0, $0 and $401,005	(195,716)	82,897	(257,029)	(1,090,378)	(1,460,226)
Noncontrolling interest in discontinued operations, net of income taxes	20,255	21,085	24,861	(46,529)	19,672

Net income (loss) from discontinued operations	352,032	341,706	(491,018)	(873,738)	(671,018)

Net loss attributable to Misonix, Inc. shareholders	$(895,112)	$(223,713)	$(281,492)	$(1,461,543)	$(2,861,860)

Net income (loss) per share from continuing operations — Basic	$(.18)	$(.08)	$.03	$(.08)	$(.31)

Net income (loss) per share from discontinued operations — Basic	.07	.03	(.06)	(.12)	(.10)

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010

	FISCAL 2010
	Q1	Q2	Q3	Q4	YEAR
Net loss per share — Basic	$(.11)	$(.05)	$(.04)	$(.20)	$(.41)

Net income (loss) per share from continuing operations — Diluted	$(.18)	$(.08)	$.03	$(.08)	$(.31)

Net income (loss) per share from discontinued operations — Diluted	.07	.03	(.06)	(.12)	(.10)

Net loss per share — Diluted	$(.11)	$(.05)	$(.04)	$(.20)	$(.41)

Weighted average shares — Basic	7,001,369	7,001,369	7,001,369	7,001,369	7,001,369
Weighted average shares — Diluted	7,001,369	7,001,369	7,001,369	7,001,369	7,001,369

	FISCAL 2009
	Q1	Q2	Q3	Q4	YEAR
Net sales	$2,921,581	$4,499,600	$2,297,388	$2,994,704	$12,713,273
Cost of goods sold	1,838,745	2,695,852	1,312,938	1,647,467	7,495,002

Gross profit	1,082,836	1,803,748	984,450	1,347,237	5,218,271

Operating expenses:
Selling expenses	756,739	600,622	581,912	680,237	2,619,510
General and administrative expenses	1,469,840	1,219,412	1,156,933	1,171,958	5,018,143
Research and development expenses	320,632	377,697	359,350	320,128	1,377,807
Litigation settlement expenses	—	—	(2,000)	2,000	—

Total operating expenses	2,547,211	2,197,731	2,096,195	2,174,323	9,015,460

Loss from operations	(1,464,375)	(393,983)	(1,111,745)	(827,086)	(3,797,189)

Other (expense) income:
Interest income	31,034	4,402	2,089	29,645	67,170
Interest expense	(45,596)	(46,369)	(33,965)	(32,077)	(158,007)
Royalty income and license fees	176,227	139,736	148,453	151,920	616,336
Royalty expense	(3,584)	(12,918)	(300)	(8,020)	(24,822)
Recovery of Focus Surgery, Inc. investment	1,516,866	—	—	—	1,516,866
Other	(24,242)	49,300	30,424	227,239	282,721

Total other income	1,650,705	134,151	146,701	368,707	2,300,264

Income (loss) from continuing operations before income taxes	186,330	(259,832)	(965,044)	(458,379)	(1,496,925)

Income tax (benefit) expense	132,924	(91,817)	(672,242)	707,465	76,329

Net income (loss) from continuing operations	$53,406	$(168,015)	$(292,802)	$(1,165,844)	$(1,573,254)

Discontinued operations:
Net (loss) income from discontinued operations net of income tax expense (benefit) of ($10,200), ($128,894), $157,415 and $72,160	(20,165)	(284,481)	383,143	933,151	1,011,648
Net income from sale of discontinued operations net of income tax benefit of $0, $0, $0 and ($10,683)	0	0	0	2,681,760	2,681,760

MISONIX INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2010

	FISCAL 2009
	Q1	Q2	Q3	Q4	YEAR
Noncontrolling interest in discontinued operations, net of income taxes	(5,800)	(9,701)	(1,371)	(7,750)	(24,630)

Total net (loss) income from discontinued operations	(25,965)	(294,182)	381,772	3,607,153	3,668,778

Net income (loss) attributable to Misonix, Inc. shareholders	27,441	(462,197)	88,970	2,441,309	2,095,524

Net income (loss) per share from continuing operations attributable to Misonix, Inc. shareholders — Basic	$.01	$(.02)	$(.04)	$(.17)	$(.22)

Net income (loss) per share from discontinued operations — Basic	—	(.04)	.05	.52	.52

Net income (loss) per share attributable to Misonix, Inc. shareholders — Basic	$.01	$(.06)	$.01	$.35	$.30

Net income (loss) per share from continuing operations attributable to Misonix, Inc. shareholders — Diluted	$.01	$(.02)	$(.04)	$(.17)	$(.22)

Net income per share from discontinued operations — Diluted	—	(.04)	.05	.52	.52

Net income per share — attributable to Misonix, Inc. shareholders — Diluted	$.01	$(.06)	$.01	$.35	$.30

Weighted average shares — Basic	7,001,369	7,001,369	7,001,369	7,001,369	7,001,369
Weighted average shares — Diluted	7,022,226	7,001,369	7,001,369	7,001,369	7,016,299

Schedule II
MISONIX INC. and Subsidiaries
Valuation and Qualifying Accounts
For the years ended June 30, 2010 and 2009

		Column C
		Additions
	Column B	(Recoveries)	Column D		Column E
	Balance at	Charged (Credited)	Additions		Balance at
Column A	Beginning	to cost and	(deductions)-		end of
Description	of period	expenses	describe		period

Allowance for doubtful accounts:
Year ended June 30:

2010	$334,399	$165,527	$(376,580	)(A)	$123,346

2009	$136,643	$179,188	$(18,568)		$334,399

(A)	Reduction in allowance for doubtful accounts due to write off of certain accounts receivable balances.

EXHIBIT INDEX

Exhibit No.	Description

10.2	Form of Director’s Indemnification Agreement.

10.18	First Amendment to Amended and Restated Employment Agreement between the Company and Michael A. McManus, Jr.

10.19	Lease Modification Agreement, dated as of June 30, 2010, between Sanwood Realty Co. and the Company.

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.