Form 10-Q
period 2010-09-30
MISONIX INC
filed 2010-11-12
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	November 12, 2010
Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
		(Derived from
		audited financial
	(Unaudited)	statements)
Assets
Current assets:
Cash and cash equivalents	$9,413,437	$9,900,605
Accounts receivable, less allowance for doubtful accounts of $109,178 and $123,346, respectively	1,920,689	2,335,653
Inventories, net	2,919,243	2,699,717
Prepaid expenses and other current assets	362,283	515,427
Note receivable	920,145	1,075,105

Total current assets	15,535,797	16,526,507

Property, plant and equipment, net	526,084	500,215
Goodwill	1,701,094	1,701,094
Other assets	1,465,004	1,730,339

Total assets	$19,227,979	$20,458,155

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$84,491	$177,679
Accounts payable	832,940	888,654
Accrued expenses and other current liabilities	915,704	1,000,523

Total current liabilities	1,833,135	2,066,856

Capital lease obligations	10,474	14,274
Deferred lease liability	1,404	—
Deferred income	214,420	250,739

Total liabilities	2,059,433	2,331,869

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value—shares authorized 20,000,000; 7,079,169 issued and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	25,562,823	25,502,717
Accumulated deficit	(8,052,645)	(7,034,799)
Treasury stock, 77,800 shares	(412,424)	(412,424)

Stockholders’ equity	17,168,546	18,126,286

Total liabilities and Stockholders’ equity	$19,227,979	$20,458,155

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	September 30,
	2010	2009

Net sales	$3,257,988	$2,631,017
Cost of goods sold	1,620,703	1,621,893

Gross profit	1,637,285	1,009,124

Operating expenses:
Selling expenses	965,007	919,607
General and administrative expenses	1,217,805	1,312,680
Research and development expenses	460,494	422,469

Total operating expenses	2,643,306	2,654,756

Loss from operations	(1,006,021)	(1,645,632)

Other income (expense):
Interest income	50	14,025
Interest expense	(3,641)	(28,088)
Royalty income and license fees	179,115	156,623
Royalty expense	(19,343)	—
Other	45,409	10,164

Total other income	201,590	152,724

Loss from continuing operations before income taxes	(804,431)	(1,492,908)

Income tax (benefit)	38,100	(245,764)

Net loss from continuing operations	(842,531)	(1,247,144)

Discontinued operations:
Net (loss) income from discontinued operations net of income tax expense of $0 and $470,397	(175,315)	527,493
Net loss from sale of discontinued operations net of tax of $0 and $957,937	—	(195,716)
Noncontrolling interest in discontinued operations net of income tax	—	20,255

Total net (loss) income from discontinued operations	(175,315)	352,032

Net loss attributable to Misonix, Inc. shareholders	(1,017,846)	(895,112)

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Basic	$(0.12)	$(0.18)
Net (loss) income per share from discontinued operations — Basic	(0.03)	0.05

Net loss per share attributable to Misonix, Inc. shareholders — Basic	$(0.15)	$(0.13)

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Diluted	$(0.12)	$(0.18)
Net (loss) income per share from discontinued operations — Diluted	(0.03)	0.05

Net loss per share attributable to Misonix, Inc. shareholders — Diluted	$(0.15)	$(0.13)

Weighted Average Shares — Basic	7,001,369	7,001,369
Weighted Average Shares — diluted	7,001,369	7,001,369
See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three months ended September 30, 2010

	Common Stock
	$.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	stockholders’
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2010	7,079,169	$70,792	(77,800)	$(412,424)	$25,502,717	$(7,034,799)	$18,126,286

Net loss	—	—	—	—	—	(1,017,846)	(1,017,846)

Comprehensive loss	—	—	—	—	—	—	(1,017,846)
Stock-based compensation	—	—	—	—	60,106	—	60,106

Balance, September 30, 2010	7,079,169	$70,792	(77,800)	$(412,424)	$25,562,823	$(8,052,645)	$17,168,546

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	September 30,
	2010	2009
Operating activities
Net loss from continuing operations	$(842,531)	$(1,226,889)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	35,972	87,502
Bad debt expense	(31,022)	14,045
Deferred income tax benefit	—	(243,533)
Loss on disposal of property, plant and equipment	(18,515)	90,439
Stock-based compensation	60,106	32,803
Deferred income	(36,008)	(9,651)
Deferred lease liability	1,404	(6,078)
Changes in operating assets and liabilities:
Accounts receivable	425,892	953,283
Inventories	(218,969)	(123,310)
Income taxes	(17,376)	(107,451)
Prepaid expenses and other current assets	308,857	(24,424)
Accounts payable and accrued expenses	(6,975)	94,241
Other	250,513	(697,758)

Net cash used in operating activities	(88,652)	(1,166,781)

Investing activities
Acquisition of property, plant and equipment	(26,927)	(118,734)

Net cash used in investing activities	(26,927)	(118,734)

Financing activities
Proceeds from short-term borrowings	—	6,528,923
Payments of short-term borrowings	(93,188)	(7,682,314)
Principal payments on capital lease obligations	(3,557)	(3,309)

Net cash used in financing activities	(96,745)	(1,156,700)

Cash flows from discontinued operations
Net cash provided by operating activities	(683,767)	1,108,945
Net cash provided by investing activities	405,000	3,600,000

Net cash provided by discontinued operations	(278,767)	4,708,945

Effect of exchange rates on cash	3,923	(2,343)
Net (decrease) increase in cash	(487,168)	2,264,387
Cash at beginning of period	9,900,605	3,415,813

Cash at end of period	$9,413,437	$5,680,200

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,641	$71,159

Income taxes	$42,100	$25

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)
1. Basis of Presentation
The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010 (“2010 Annual Report”). A summary of the Company’s significant Accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2010 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to June 30, 2010.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule pursuant to the requirements of the US Securities and Exchange Committee. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.
The consolidated financial statements of MISONIX, INC. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries, Misonix Limited and Hearing Innovations, Inc. (“Hearing Innovations”). All significant intercompany balances and transactions have been eliminated.
Organization and Business
Misonix was incorporated under the laws of the State of New York on July 31, 1967 and its principal revenue producing activities, from 1967 to date, have been the manufacture and distribution of proprietary ultrasound equipment for scientific and industrial purposes and environmental control equipment for the abatement of air pollution. Misonix’s products are sold worldwide. In October 1996, the Company entered into licensing agreements to further develop one of its medical devices.
For the quarter ended September 30, 2010 and 2009, approximately 27% and 19%, respectively of the Company’s net sales were to foreign markets. Sales by the Company in other major industrial countries are made primarily through distributors.
Hearing Innovations is located in Farmingdale, New York and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.
Discontinued Operations
On August 5, 2009, the Company sold its Labcaire Systems, Ltd. (“Labcaire”) subsidiary to PuriCore International Limited for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. As of September 30, 2010, the Company has received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate is consistent with published discounts. The discounted value of the note ($900,000) was used to determine gain or loss on the sale and is included in other assets in the consolidated balance sheet. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The aggregate commission will not be recognized in determining the current gain or loss on the sale of Labcaire until the commission is paid. As of September 30, 2010, there were no commissions paid. For the three months ended September 30, 2010, the Company recorded an after tax loss on the sale of Labcaire of $376,461. Results of Labcaire operations have been reported as a discontinued operation for all periods presented. On July 19, 2010, the Company received a Dispute Notice from PuriCore PLC (“PuriCore”) with respect to the sale and purchase of shares of Labcaire which was completed on August 4, 2009. PuriCore alleges that Misonix breached certain representations and warranties that could result in a reduction to the purchase price of approximately £1.6 million or approximately $2.5 million. PuriCore amended its claim to £2.3 million or approximately $3.5 million. The Company believes the notice is without merit and will vigorously defend any claim instituted by PuriCore. There can be no assurance, however, that the Company may not have to pay some amount to resolve PuriCore’s claims. The

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Company and PuriCore have agreed upon an amount for commissions applicable to the first year’s sales of £190,000 or approximately $285,000. This amount was due to be paid to Misonix on October 30, 2010. To date, the Company has not received such amount. Due to the uncertainty surrounding collectability of the commission as a result of the Dispute Notice, the Company has not recognized this amount in the consolidated financial statements.
On October 2, 2009, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) sold substantially all of its assets to Medical Imaging Holdings, Inc. (“Medical Imaging”) for a cash payment of $8,000,000 (subject to a future adjustment based on net working capital, at the closing). On April 6, 2010, the Company paid $257,029 to Medical Imaging for the net difference of adjustments of working capital and the effect of income taxes. These amounts were reflected in discontinued operations in the June 30, 2010 annual financial statements. The Company also purchased at the closing of such transaction, utilizing $1,200,000 of the proceeds, the remaining outstanding 5% of Sonora’s shares. Sonora is engaged in the business of (i) selling, repairing and servicing new and used diagnostic ultrasound systems and consumable accessories used in conjunction therewith, (ii) selling, repairing, servicing and testing diagnostic ultrasound transducers, (iii) developing and selling equipment for testing ultrasound transducers, (iv) selling equipment used for cleaning and disinfecting ultrasound transducers including, but not limited to, transesophogeal echocardiography probes, (v) selling equipment used for testing endoscopic probes, (vi) repairing and servicing MRI systems and parts and subsystems used therein, and (vii) performing training for the service and maintenance of diagnostic ultrasound and MRI systems, in each instance throughout the world. The net assets and results of Sonora operations have been reported as a discontinued operation for all periods presented.
On May 28, 2010, Misonix announced the sale to USHIFU, LLC (“USHIFU”) of all of its rights to the High Intensity Focused Ultrasound (“HIFU”) technology together with other HIFU-related assets. In consideration for the sale, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the businesses being sold, up to the time we have received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Misonix will also be paid for 3 units in inventory of new Sonablate®500 machines. The obligation to pay for such machines is secured by a note due December 31, 2010. At the closing of such transaction, USHIFU paid Misonix for inventory associated with manufacturing the Sonablate500 and reimbursed Misonix for certain monies expended in connection with the HIFU Registry. The net assets and results of HIFU operations have been reported as a discontinued operation for all periods presented. Misonix retained all of its rights associated with the HIFU-related intellectual property and development assets recently purchased from ProRhythm, Inc. This intellectual property involves the development of new transducers and lenses to be used in the treatment of tissue using HIFU. This technology may be applied on a worldwide basis to a variety of organs not limited to kidney, liver, or breast tissue treatment.
Unless otherwise specified, disclosures in the notes relate solely to Company’s continuing operations.
The following represents the results of Sonora, Labcaire, UKHIFU Limited (“UKHIFU) and Misonix HIFU Technologies Limited:

	For the three months ended
	September 30,
	2010	2009
Revenues	$—	$4,038,828

(Loss) income from discontinued operations, before tax	$(175,315)	$1,018,145
Gain on sale of Labcaire	—	762,221
Income tax expense	—	1,428,334

(Loss) income from discontinued operations, net of tax	$(175,315)	$352,032

Reclassification
Certain prior period amounts in the accompanying financial statements and related notes have been reclassified to conform to the current period’s presentation.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the three months ended
	September 30,
	2010	2009
Basic shares	7,001,369	7,001,369
Dilutive effect of stock options	—	—

Diluted shares	7,001,369	7,001,369

Diluted EPS for the three months ended September 30, 2010 and September 30, 2009 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS all are outstanding options to purchase 2,010,560 and 1,936,708 shares for the three months ended September 30, 2010 and September 30, 2009, respectively.
3. Comprehensive Loss
Total comprehensive loss was $1,017,846 for three months ended September 30, 2010 and $867,480 for the three months ended September 30, 2009, respectively. There are no components of comprehensive loss other than net loss for all periods presented.
4. Stock-Based Compensation
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of three to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended September 30, 2010 and 2009, the Company granted options to purchase 219,500 and 148,300 shares of the Company’s common stock, respectively.
Stock-based compensation expense for the three month period ended September 30, 2010 and 2009 was $60,000 and $33,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of September 30, 2010, there was approximately $710,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.1 years.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
There was no cash received from the exercise of stock options for three month periods ended September 30, 2010 and 2009. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.
The fair values of the options granted during the periods ended September 30, 2010 and 2009 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the three months
	ended
	September 30,
	2010	2009
Risk-free interest rate	3.9%	3.1%
Expected option life in years	6.5	6.5
Expected stock price volatility	78.3%	81.9%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$1.49	$2.02
The expected life was based on historical exercises and terminations. The expected volatility for the expected life of the options is determined using historical volatilities based on historical stock prices. The risk free rate is based upon the U.S. Treasury yield in effect at the time of the grant. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.
Changes in outstanding stock options during the three months ended September 30, 2010 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value (a)
Outstanding as of June 30, 2010	1,848,510	4.99	5.1
Granted	219,500	1.82
Forfeited	(2,000)	1.65
Expired	(55,450)	7.31

Outstanding as of September 30, 2010	2,010,560	4.59	7.1	$187,170

Exercisable and vested at September 30, 2010	1,488,160	5.45	5.5	$26,110

Available for grant at September 30, 2010	741,884

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2010 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
5. Focus Surgery, Inc.
On March 3, 2008, the Company, USHIFU, FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. (“Focus”) entered into a Stock Purchase Agreement (the “Focus Agreement”). The closing of the transactions contemplated by the Focus Agreement took place on July 1, 2008. Pursuant to the Focus Agreement, the Company sold to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company also received $679,366, fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus, with the remaining fifty percent (50%) of such amount of $679,366 paid on January 4, 2010. Payment was recognized as a gain.
6. Income Taxes
There are no federal, state or foreign audits in process as of September 30, 2010. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company’s foreign subsidiaries, Misonix Limited and UKHIFU file tax returns in England. The England Inland Revenue Service has never examined these tax returns.
As of September 30, 2010 and June 30, 2010, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is will not realize the benefits of these deductible differences, and has a full valuation allowance on deferred tax assets.
7. Inventories
Inventories are summarized as follows:

	September 30,	June 30,
	2010	2010
Raw materials	$2,335,206	$1,997,730
Work-in-process	872,471	947,924
Finished goods	261,833	304,168

	3,469,510	3,249,822
Less valuation reserve	550,267	550,105

	$2,919,243	$2,699,717

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
8. Accrued Expenses and Other Current Liabilities
The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2010	2010
Accrued payroll and vacation	$430,868	$455,052
Accrued commissions and bonuses	90,000	245,852
Accrued VAT and sales tax	25,064	21,693
Accrued professional and legal fees	131,018	24,176
Accrued royalty expense	114,522	103,162
Foreign income tax payable	—	18,676
Deferred income	24,312	24,000
Current maturities of capital lease obligations	14,797	14,533
Other	85,123	93,379

	$915,704	$1,000,523

9. Commitments and Contingencies
On July 19, 2010, the Company received a Dispute Notice from PuriCore with respect to the sale and purchase of shares of Labcaire which was completed on August 4, 2009. PuriCore alleges that Misonix breached certain representations and warranties that could result in a reduction to the purchase price of approximately £1.6 million or approximately $2.5 million. PuriCore amended its claim to £2.3 million or approximately $3.5 million. The Company believes the notice is without merit and will vigorously defend any claim instituted by PuriCore. There can be no assurance, however, that the Company may not have to pay some amount to resolve PuriCore’s claims. The Company and PuriCore have agreed upon an amount for commissions applicable to the first year’s sales of £190,000 or approximately $285,000. This amount was due to be paid to Misonix on October 30, 2010. To date, the Company has not received such amount. Due to the uncertainty surrounding the collectability of the commissions as a result of the Dispute Notice, the Company has not recognized this amount in the consolidated financial statements.
10. Business Segments
The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the AuraTM ductless fume enclosure and forensic equipment primarily used in law enforcement. Medical device products include the AutoSonix™ ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the three months ended September 30, 2010 and 2009 are as follows:

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
For the three months ended September 30, 2010:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$2,692,268	$565,720	$—	$3,257,988
Cost of goods sold	1,219,697	401,006	—	1,620,703

Gross profit	1,472,571	164,714	—	1,637,285
Selling expenses	820,514	144,493	—	965,007
Research and development expenses	381,277	79,217	—	460,494
General and administrative expenses	—	—	1,217,805	1,217,805

Total operating expenses	1,201,791	223,710	1,217,805	2,643,306

Operating income (loss) from continuing operations	$270,780	$(58,996)	$(1,217,805)	$(1,006,021)

Net loss from discontinued operations	$(175,315)	$—	$—	$(175,315)

For the three months ended September 30, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$2,003,284	$627,733	$—	$2,631,017
Cost of goods sold	1,094,699	527,194	—	1,621,893

Gross profit	908,585	100,539	—	1,009,124
Selling expenses	799,155	120,452	—	919,607
Research and development expenses	336,695	85,774	—	422,469
General and administrative expenses	—	—	1,312,680	1,312,680

Total operating expenses	1,135,850	206,226	1,312,680	2,564,756

Operating loss from continuing operations	$(227,265)	$(105,687)	$(1,312,680)	$(1,645,632)

Net income from discontinued operations	$151,993	$200,039	$—	$352,032

The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Three months ended September 30,
	2010	2009
United States	$2,366,712	$2,145,054
United Kingdom	—	742
Europe	407,673	247,179
Asia	83,806	163,421
Canada and Mexico	99,162	51,056
Middle East	28,034	—
Other	272,601	23,565

	$3,257,988	$2,631,017

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.
The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2010:

September 30, 2010	Carrying Amount	Fair Value
Cash and cash equivalents	$9,413,437	$9,413,437
Trade accounts receivable	1,920,689	1,920,689
Trade accounts payable	832,940	832,940
Note receivable	920,145	920,145
Note payable	84,491	84,491

June 30, 2010	Carrying Amount	Fair Value
Cash and cash equivalents	$9,900,605	$9,900,605
Trade accounts receivable	2,335,653	2,335,653
Trade accounts payable	888,654	888,654
Note receivable	1,075,105	1,075,105
Note payable	177,679	177,679
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note Payable
The carrying amount of the note payable approximates fair value because the discount rate is fair market value.
Non-financial assets and liabilities
Certain non-financial assets and liabilities, principally goodwill, are measured at fair value in a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 30, 2010 and for the three months then ended, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
13. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of assets of Fibra Sonics, Inc.
Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2010. There were no indicators that the recorded goodwill was impaired as of September 30, 2010 which required further testing.
The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $512,848 and $517,735 at September 30, 2010 and June 30, 2010, respectively. Accumulated amortization totaled $370,699 and $355,678 at September 30, 2010 and June 30, 2010, respectively. Amortization expense for the three month and twelve month periods ending September 30, 2010 and June 30, 2010 was approximately $15,000 and $71,000, respectively.
The following is a schedule of estimated future amortization expense as of September 30, 2010:

2011	$49,000
2012	57,000
2013	52,000
2014	49,000
2015	46,000
Thereafter	260,000

$513,000

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
14. Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of a selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued an accounting pronouncement which amends fair value measurements and disclosures. The reporting entity must disclose information that enables the users of its financial statements to assess both (a) for assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to internal recognition, the valuation techniques and inputs used to develop their measurement and (b) for recurring fair value measurement using significant unobservable inputs, the effect of the measurements on earnings for this period. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects to adopt the amended guidance on January 1, 2011.
In July 2010, the FASB issued guidance that will enhance future disclosure about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance will be effective beginning with the first quarterly or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first quarterly or annual period beginning on or after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.
15. Subsequent Event
On October 7, 2010, the Company, Fibra-Sonics (NY) Inc., a wholly-owned subsidiary of the Company (“F-S”), and Aesculap, Inc. (“Aesculap”) entered into a Termination, Amendment and Buy-Back Agreement to Distributor Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the parties agreed to terminate, as of October 15, 2010 (the “Termination Date”), (i) Misonix’s remaining obligations under the Distributor Agreement dated November 1999 between Aesculap and F-S, as amended (the “Distributor Agreement”), and (ii) Aesculap’s rights to sell procedure packs (the “Sale Rights”) to the Sonastar Customers (as defined below). On the Termination Date, in consideration of the purchase and sale of (i) Aesculap’s current service contracts (“Sonastar Contracts”) for the products (the “Products”) that are the subject of the Distributor Agreement, customer list and customers currently evaluating the Products all with respect to the sale and servicing of the Products (the “Customer List”) and (ii) the Sale Rights, on October 15, 2010, Misonix paid Aesculap $800,000. Misonix will assume all rights, responsibilities and obligations pursuant to and under the (i) Sonastar Contracts and Customer List and (ii) the Sale Rights, including, without limitation, the sale of accessory Products and servicing and training of the Products to the customers with Sonastar Contracts (the “Sonastar Customers”). Misonix also agreed to repurchase from Aesculap the current inventory of (i) new Products held by Aesculap at the price Aesculap paid for such Products and (ii) used Products held by Aesculap for demonstration and/or loaner purposes at the prices equal to Aesculap’s book-value as of July 31, 2010 for such Products. The purchase price for such current inventory will not exceed $525,000 and is payable in four quarterly installments beginning on December 31, 2010. Aesculap also agreed to certain non-competition and non-solicitation restrictions for an eighteen (18) month period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as “Misonix”, “we”, “our”, and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Item 1. “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010, for the fiscal year ended June 30, 2010 (“2010 Form 10-K”). Item 7 of the 2010 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 30, 2010.
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
Three months ended September 30, 2010 and 2009.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $626,971 to $3,257,988 for the three months ended September 30, 2010 from $2,631,017 for the three months ended September 30, 2009. The change in net sales is due to an increase in sales of medical device products of $688,984 to $2,692,268 for the three months ended September 30, 2010 from $2,003,284 for the three months ended September 30, 2009. The change in net sales is partially offset by a decrease in laboratory and scientific products sales of $62,013 to $565,720 for the three months ended September 30, 2010 from $627,733 for the three months ended September 30, 2009. The increase in therapeutic medical device products was primarily attributable to sales of the Company’s BoneScalpel™, Neuroaspirator, AutoSonix and SonicOne® products. The decrease in laboratory and scientific products sales is primarily due to lower forensic market sales due to the overall state and municipal economic environment.
Gross profit: Gross profit increased to 50.3% for the three months ended September 30, 2010 from 38.4% for the three months ended September 30, 2009. Gross profit for medical device products increased to 54.7% for the three months ended September 30, 2010 from 45.4% for the three months ended September 30, 2009. Gross profit for laboratory and scientific products increased to 29.1% for the three months ended September 30, 2010 from 16% for the three months ended September 30, 2009. Gross profit for medical device products was favorably impacted in the three months ended September 30, 2010 predominately due to a favorable product mix of higher margin BoneScalpel products. The increase in gross profit percentage in the September 2010 period for laboratory and scientific products is due to lower fixed factory overhead costs.
Selling expenses: Selling expenses increased $45,400 to $965,007 for the three months ended September 30, 2010 from $919,607 for the three months ended September 30, 2009. Laboratory and scientific products selling expenses increased $24,041. Selling expenses for medical device products increased $21,359, primarily due to higher employee related expenses and increased sales commissions, partially offset by lower expense from Misonix Limited due to the dormancy of the operations.

General and administrative expenses: General and administrative expenses decreased $94,875 from $1,312,680 in the three months ended September 30, 2009 to $1,217,805 in the three months ended September 30, 2010 mainly due to lower salary expense, bank fees and insurance.
Research and development expenses: Research and development expenses increased $38,025 from $422,469 for the three months ended September 30, 2009 to $460,494 for the three months ended September 30, 2010. Laboratory and scientific products research and development expenses decreased $6,557. Research and development expenses for medical device products increased $44,582, primarily due to increased product development expenses.
Other income (expense): Other income for the three months ended September 30, 2010 was $201,590 as compared to $152,724 for the three months ended September 30, 2009, an increase of $48,886 due to higher royalty income and lower interest expense.
Income taxes: The effective tax rate was (5%) for the three months ended September 30, 2010, as compared to an effective tax rate of 16% for the three months ended September 30, 2009. The (5%) is predicated on the assumption of an effective tax rate of approximately (5%) based upon updated assumptions for fiscal 2011 plus the impact of permanent differences between accounting and taxable income.
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
Working capital at September 30, 2010 and June 30, 2010 was $13,703,000 and $14,460,000, respectively. For the three months ended September 30, 2010, cash used in operations totaled $89,000. For the three months ended September 30, 2010, cash used in investing activities totaled $27,000. For the three months ended September 30, 2010, cash used in financing activities was $97,000 predominately due to the pay down of the insurance note payable.
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

New Accounting Pronouncements
We are required to adopt certain new accounting pronouncements. See note 14 to our consolidated financial statements included herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk:
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments.
Interest Rate Risk:
The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations, and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1A. Risk Factors.
Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A. Risk Factors” section of our 2010 Form 10-K. There have been no material changes from the risk factors disclosed in that Form 10-K.
Item 6. Exhibits.

Exhibit 31.1-	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2-	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1-	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2-	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 12, 2010

MISONIX, INC. (Registrant)
By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary