Form 10-Q
period 2010-12-31
MISONIX INC
filed 2011-02-09
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at February 9, 2011

Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MISONIX INC. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
		(Derived from Audited
	(Unaudited)	Financial Statements)
Current Assets:
Cash	$8,237,125	$9,900,605
Accounts receivable, less allowance for doubtful accounts of $116,178 and $123,346, respectively	2,290,466	2,335,653
Inventories, net	3,745,148	2,699,717
Prepaid expenses and other current assets	253,032	515,427
Notes receivable	210,000	1,075,105

Total current assets	14,735,771	16,526,507

Property, plant and equipment, net	769,147	500,215
Goodwill	1,701,094	1,701,094
Other assets	2,244,076	1,730,339

Total assets	$19,450,088	$20,458,155

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$10,701	$177,679

Accounts payable	1,570,001	888,654
Other accrued expenses and other current liabilities	950,525	1,000,523

Total current liabilities	2,531,227	2,066,856

Capital lease obligations	6,605	14,274
Deferred lease liability	5,617	—
Deferred income	203,367	250,739

Total liabilities	2,746,816	2,331,869

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value-shares authorized 20,000,000; 7,079,169 issued, and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	25,633,715	25,502,717
Accululated deficit	(8,588,811)	(7,034,799)
Treasury stock, 77,800 shares	(412,424)	(412,424)

Stockholders’ equity	16,703,272	18,126,286

Total liabilities and stockholders’ equity	$19,450,088	$20,458,155

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the six months ended
	December 31,
	2010	2009

Net sales	$6,681,677	$5,779,191
Cost of goods sold	3,157,810	3,264,275

Gross profit	3,523,867	2,514,916

Operating expenses:
Selling expenses	2,019,700	1,978,486
General and administrative expense	2,327,287	2,803,164
Research and development expenses	888,779	946,040

Total operating expenses	5,235,766	5,727,690

Loss from operations	(1,711,899)	(3,212,774)

Other income (expenses):
Interest income	75	28,077
Interest expense	(5,079)	(45,659)
Royalty income and license fees	351,702	308,883
Royalty expense	(40,259)	(65,056)
Other	39,833	(8,711)

Total other income	346,272	217,534

Loss from continuing operations before income taxes	(1,365,627)	(2,995,240)

Income tax (benefit)	42,100	(1,182,677)

Net loss from continuing operations	(1,407,727)	(1,812,563)

Discontinued operations:
Net (loss) income from discontinued operations net of tax of $0 and $470,397, respectively	(146,285)	765,217
Net loss from sale of discontinued operations net of tax of $0 and $957,937, respectively	—	(112,819)
Noncontrolling interest in discontinued operations, net of income tax	—	41,340

Total net (loss) income from discontinued operations	(146,285)	693,738

Net loss attributable to Misonix, Inc. shareholders	$(1,554,012)	$(1,118,825)

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Basic	$(0.20)	$(0.26)
Net (loss) income per share from discontinued operations — Basic	(0.02)	0.10

Net loss per share attributable to Misonix, Inc. shareholders — Basic	$(0.22)	$(0.16)

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Diluted	$(0.20)	$(0.26)
Net (loss) income per share from discontinued operations — Diluted	(0.02)	0.10

Net loss per share attributable to Misonix, Inc. shareholders — Diluted	$(0.22)	$(0.16)

Weighted Average Shares — Basic	7,001,369	7,001,369
Weighted Average Shares — diluted	7,001,369	7,001,369
See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	December 31,
	2010	2009

Net sales	$3,423,689	$3,148,174
Cost of goods sold	1,537,107	1,642,382

Gross profit	1,886,582	1,505,792

Operating expenses:
Selling expenses	1,054,693	1,058,879
General and administrative expenses	1,109,482	1,490,484
Research and development expenses	428,285	523,571

Total operating expenses	2,592,460	3,072,934

Loss from operations	(705,878)	(1,567,142)

Other income (expense):
Interest income	25	14,052
Interest expense	(1,438)	(17,571)
Royalty income and license fees	172,587	152,260
Royalty expense	(20,916)	(65,056)
Other	(5,576)	(18,875)

Total other income	144,682	64,810

Loss from continuing operations before income taxes	(561,196)	(1,502,332)

Income tax (benefit)	4,000	(936,913)

Net loss from continuing operations	(565,196)	(565,419)

Discontinued operations:
Net income from discontinued operations net of tax of $0 and $0, respectively	29,030	237,724
Net income from sale of discontinued operations net of tax of $0 and $0, respectively	—	82,897
Noncontrolling interest in discontinued operations, net of income tax	—	21,085

Total net income from discontinued operations	29,030	341,706

Net loss attributable to Misonix, Inc. shareholders	$(536,166)	$(223,713)

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Basic	$(0.08)	$(0.08)
Net income per share from discontinued operations — Basic	0.00	0.05

Net loss per share attributable to Misonix, Inc. shareholders — Basic	$(0.08)	$(0.03)

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Diluted	$(0.08)	$(0.08)
Net income per share from discontinued operations — Diluted	0.00	0.05

Net loss per share attributable to Misonix, Inc. shareholders — Diluted	$(0.08)	$(0.03)

Weighted Average Shares — Basic	7,001,369	7,001,369
Weighted Average Shares — diluted	7,001,369	7,001,369
See Accompanying Notes to Consolidated Financial Statements

MISONIX, INC and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
Six months ended December 31, 2010

	Common Stock
	$.01 Par value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	stockholder’s
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2010	7,079,169	$70,792	(77,800)	$(412,424)	$25,502,717	$(7,034,799)	$18,126,286
Net loss\ Comprehensive loss	—	—	—	—	—	(1,554,012)	(1,554,012)
Stock-based compensation	—	—	—	—	130,998	—	130,998

Balance, December 31, 2010	7,079,169	$70,792	(77,800)	$(412,424)	$25,633,715	$(8,588,811)	$16,703,272

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,
	2010	2009
Operating activities
Net loss from continuing operations	$(1,407,727)	$(1,812,563)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	172,374	204,775
Bad debt expense	(24,022)	31,525
Deferred income tax benefit	(2,086)	(788,734)
Loss on disposal of property, plant and equipment	(21,301)	1,017
Stock-based compensation	130,998	140,386
Deferred income	(25,728)	(12,156)
Deferred lease liability	5,617	(19,302)
Changes in operating assets and liabilities:
Accounts receivable	55,826	1,072,863
Inventories	(785,993)	502,044
Income taxes	(15,359)	(103,608)
Prepaid expenses and other current assets	13,253	(253,747)
Accounts payable and accrued expenses	113,711	210,693
Other	215,533	(835,010)

Net cash used in operating activities	(1,574,904)	(1,661,817)

Investing activities
Acquisition of property, plant and equipment	(87,058)	(833,763)
Acquisition of assets from Aesculap	(800,000)	—

Net cash used in investing activities	(887,058)	(833,763)

Financing activities
Proceeds from short-term borrowings	—	9,229,418
Payments of short-term borrowings	(166,978)	(12,112,658)
Principal payments on capital lease obligations	(7,178)	(6,679)

Net cash used in financing activities	(174,156)	(2,889,919)

Cash flows from discontinued operations
Net cash provided by operating activities	(146,285)	533,570
Net cash provided by investing activities	1,115,000	11,200,000

Net cash provided by discontinued operations	968,715	11,733,570

Effect of exchange rate changes on cash	3,923	(6,456)

Net (decrease) increase in cash	(1,663,480)	6,341,615
Cash at beginning of period	9,900,605	3,415,813

Cash at end of period	$8,237,125	$9,757,428

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,079	$186,797

Income taxes	$42,100	$63,763

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.
The consolidated financial statements of MISONIX, INC. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries, Hearing Innovations, Inc. (“Hearing Innovations”) and Fibra-Sonics (NY) Inc. (“F-S”). All significant intercompany balances and transactions have been eliminated.
Organization and Business
Misonix was incorporated under the laws of the State of New York on July 31, 1967 and its principal revenue producing activities, from 1967 to date, have been the manufacture and distribution of scientific and industrial ductless fume enclosure equipment. In 1992, the Company started research and development efforts towards formulating the ultrasonic medical device business. Misonix’s products are sold worldwide. In October 1996, the Company entered into licensing agreements to further develop one of its medical devices.
For the three and six months ended December 31, 2010 and 2009, approximately 27%, 27%, 16% and 17%, respectively, of the Company’s net sales were to foreign markets. Sales by the Company in major industrial countries are made primarily through distributors.
Hearing Innovations is located in Farmingdale, New York and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.
On October 7, 2010, the Company, F-S and Aesculap, Inc. (“Aesculap”) entered into a Termination, Amendment and Buy-Back Agreement to Distributor Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the parties agreed to terminate, as of October 15, 2010 (the “Termination Date”), (i) Misonix’s remaining obligations under the Distributor Agreement dated November 1999 between Aesculap and F-S, as amended (the “Distributor Agreement”), and (ii) Aesculap’s rights to sell procedure packs (the “Sale Rights”) to the Sonastar Customers (as defined below). On the Termination Date, in consideration of the purchase and sale of (i) Aesculap’s current service contracts (“Sonastar Contracts”) for the products (the “Products”) that are the subject of the Distributor Agreement, customer list and customers currently evaluating the Products all with respect to the sale and servicing of the Products (the “Customer List”) and (ii) the Sale Rights, on October 15, 2010, Misonix paid Aesculap $800,000. Misonix will assume all rights, responsibilities and obligations pursuant to and under the (i) Sonastar Contracts and Customer List and (ii) the Sale Rights, including, without limitation, the sale of accessory Products and servicing and training of the Products to the customers with Sonastar Contracts (the “Sonastar Customers”). Misonix also agreed to repurchase from Aesculap the current inventory of (i) new Products held by Aesculap at the price Aesculap paid for such Products and (ii) used Products held by Aesculap for demonstration and/or loaner purposes at the prices equal to Aesculap’s book-value as of July 31, 2010 for such Products. The purchase price for the current inventory acquired was $519,000 and is payable in four quarterly installments beginning on December 31, 2010. Aesculap also agreed to certain non-competition and non-solicitation restrictions for an eighteen (18) month period.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The Company has determined that the acquisition did not constitute a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards codification 805, Business Combinations. Accordingly, it has been recorded as an asset acquisition with the aggregate cost of $1,319,000 assigned to the assets acquired based upon their relative fair values. The Company has allocated $259,000 of the cost to inventory $260,000 of the cost to equipment which will be amortized over a three year period on a straight-line basis and $800,000 to customer relationships which will be amortized on a straight-line basis over a five year period.
Discontinued Operations
On August 4, 2009, the Company sold its Labcaire Systems, Ltd. (“Labcaire”) subsidiary to PuriCore International Limited (“PuriCore Limited”) for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. As of December 31, 2010, the Company received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate is consistent with published discounts. The discounted value of the note ($900,000) was used to determine gain or loss on the sale and the remaining outstanding balance is included in other assets in the consolidated balance sheet, with the current portion refelected as a component of notes receivable. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The aggregate commission will not be recognized in determining the current gain or loss on the sale of Labcaire until the commission is paid. As of December 31, 2010, there were no commissions paid. For the three and six months ended December 31, 2009, the Company recorded a pre-tax gain on the sale of Labcaire of $0 and $762,221. Results of Labcaire operations have been reported as a discontinued operation for all periods presented.
On July 19, 2010, the Company received a Dispute Notice from PuriCore Plc (“PuriCore”) with respect to the sale and purchase of shares of Labcaire which was completed on August 4, 2009. PuriCore alleged that Misonix breached certain representations and warranties that could result in a reduction to the purchase price of approximately £1.6 million or approximately $2.5 million. PuriCore amended its claim to £2.3 million or approximately $3.5 million. The Company and PuriCore engaged in the mediation procedure provided for by the Stock Purchase Agreement, dated August 4, 2009 (the “Agreement”), pursuant to which Labcaire was sold. The Company and PuriCore were not able to reach a satisfactory agreement by the conclusion of the mediation. On January 14, 2011, PuriCore Limited, a subsidiary of PuriCore, filed suit in the High Court of Justice, Queens Bench Division, Commercial Court, Royal Courts of Justice, London, England (Claim No. 2011-42) (the “Lawsuit”). In the Lawsuit, PuriCore Limited claims damages from Misonix in respect of breach of warranties contained in the Agreement. PuriCore Limited alleges that the warranties made by Misonix in the Agreement were “breached by virtue of various misstatements made in the course of the disclosure process prior to the completion of the Agreement”. PuriCore Limited claims damages of €2,167,000 or approximately $3,600,000, plus interest and its legal costs. The Company believes the Lawsuit is without merit and intends to vigorously defend its position. The Company’s counsel believes that the Company has strong defenses to the allegations made in the Lawsuit. There can be no assurance, however, that the Company may not have to pay some amount to resolve PuriCore Limited’s claims. The Company and PuriCore have agreed upon an amount for commissions applicable to the first year’s sales of £190,000 or approximately $285,000. This amount was due to be paid to Misonix on October 30, 2010. To date, the Company has not received such amount. Due to the uncertainty surrounding collectability of the commission as a result of the Dispute Notice, the Company has not recognized this amount in the consolidated financial statements.
On October 2, 2009, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems (“Sonora”) sold substantially all of its assets to Medical Imaging Holdings, Inc. (“Medical Imaging”) for a cash payment of $8,000,000 (subject to a future adjustment based on net working capital, at the closing). On April 6, 2010, the Company paid $257,029 to Medical Imaging for the net difference of adjustments of working capital and the effect of income taxes. These amounts were reflected in discontinued operations in the June 30, 2010 audited financial statements. The Company also purchased at the closing of such transaction, utilizing $1,200,000 of the proceeds, the remaining outstanding 5% of Sonora’s shares. Sonora is engaged in the business of (i) selling, repairing and servicing new and used diagnostic ultrasound systems and consumable accessories used in conjunction therewith, (ii) selling, repairing, servicing and testing diagnostic ultrasound transducers, (iii) developing and selling equipment for testing ultrasound transducers, (iv) selling equipment used for cleaning and disinfecting ultrasound transducers including, but not limited to, transesophogeal echocardiography probes, (v) selling equipment used for testing endoscopic probes, (vi) repairing and servicing MRI systems and parts and subsystems used therein, and (vii) performing training for the service and maintenance of diagnostic ultrasound and MRI systems, in each instance throughout the world. The net assets and results of Sonora operations have been reported as a discontinued operation for all periods presented.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
On May 28, 2010, Misonix announced the sale to USHIFU, LLC (“USHIFU”) of all of its rights to the High Intensity Focused Ultrasound (“HIFU”) technology together with other HIFU-related assets. In consideration for the sale, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the businesses being sold, up to the time we have received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and, beginning December 31, 2011, the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time we have received the first $3.0 million, and thereafter 5% of gross revenues up to the $5.8 million. Misonix will also be paid for 3 units in inventory of new Sonablate® 500 machines which totaled $465,000. The obligation to pay for such machines was secured by a note due December 31, 2010. At December 31, 2010, the note was fully paid, and cash received is shown in the discontinued operations section of the Company’s cash flow statements. At the closing of such transaction, USHIFU paid Misonix for inventory associated with manufacturing the Sonablate 500 and reimbursed Misonix for certain monies expended in connection with the HIFU Registry. The net assets and results of HIFU operations have been reported as a discontinued operation for all periods presented. Misonix retained all of its rights associated with the HIFU-related intellectual property and development assets purchased from ProRhythm, Inc. This intellectual property involves the development of new transducers and lenses to be used in the treatment of tissue using HIFU. This technology may be applied on a worldwide basis to a variety of organs not limited to kidney, liver, or breast tissue treatment.
Unless otherwise specified, disclosures in all other notes relate solely to Company’s continuing operations.
The following represents the results of Sonora, Labcaire, UKHIFU Limited (“UKHIFU) and Misonix HIFU Technologies Limited:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	$—	$102,471	$—	$4,141,299

Income/(loss) from discontinued operations, before tax	$29,030	$258,809	$(146,285)	$1,276,954
Gain on sale of Labcaire	—	—	—	762,221
Gain on sale of Sonora	—	82,897	—	82,897
Income tax expense	—	—	—	(1,428,334)

(Loss) income from discontinued operations, net of tax	$29,030	$341,706	$(146,285)	$693,738

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic shares	7,001,369	7,001,369	7,001,369	7,001,369
Dilutive effect of stock options	—	—	—	—

Diluted shares	7,001,369	7,001,369	7,001,369	7,001,369

Diluted EPS for the six and three months ended December 31, 2010 and December 31, 2009 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS all are outstanding options to purchase 1,735,550 and 1,936,708 shares for the six and three months ended December 31, 2010 and December 31, 2009, respectively.
3. Comprehensive Loss
Total comprehensive loss was $(1,554,012) and $(536,166) for six and three months ended December 31, 2010 and $(1,118,825) and $(223,713) for the six and three months ended December 31, 2009, respectively. There are no components of comprehensive loss other than net loss for all periods presented.
4. Stock-Based Compensation
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of three to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ending December 31, 2010 and 2009, the Company did not grant options to purchase shares of the Company’s common stock. During the six month periods ended December 31, 2010 and 2009, the Company granted options to purchase 219,500 and 148,300 shares of the Company’s common stock, respectively.
Stock-based compensation expense for the six month periods ended December 31, 2010 and 2009 was $131,000 and $140,000, respectively. Stock-based compensation for the three month periods ended December 31, 2010 and 2009 was $71,000 and $108,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of December 31, 2010, there was approximately $639,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 2.9 years.
There was no cash received from the exercise of stock options for the six and three month periods ended December 31, 2010 and 2009. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The fair values of the options granted during the periods ended December 31, 2010 and 2009 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the six months ended
	December 31,
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
Changes in outstanding stock options during the six months ended December 31, 2010 were as follows:

	Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value (a)
Outstanding as of June 30, 2010	1,848,510	$4.99	5.1
Granted	219,500	1.82
Forfeited	(2,010)	1.67
Expired	(330,450)	7.34

Outstanding as of December 31, 2010	1,735,550	4.15	7.0	$191,341

Exercisable and vested at December 31, 2010	1,256,163	$4.93	5.4	$44,088

Available for grant at December 31, 2010	741,894

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2010 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

5. Focus Surgery, Inc.
On March 3, 2008, the Company, USHIFU, FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. (“Focus”) entered into a Stock Purchase Agreement (the “Focus Agreement”). The closing of the transactions contemplated by the Focus Agreement took place on July 1, 2008. Pursuant to the Focus Agreement, the Company sold to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company also received $679,366, fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus, with the remaining fifty percent (50%) of such amount of $679,366 paid on January 4, 2010. Payment was recognized as a gain in the third quarter of the fiscal year ended June 30, 2010.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
6. Income Taxes
There are no federal, state or foreign audits in process as of December 31, 2010. The Company files state tax returns in New York. Its tax returns in New York have never been examined.
As of December 31, 2010 and June 30, 2010, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it will not realize the benefits of these deductible differences, and has a full valuation allowance on deferred tax assets.

7. Inventories

	December 31,	June 30,
	2010	2010
Raw Material	$2,616,505	$1,997,730
Work-in-process	1,233,682	947,924
Finished goods	481,203	304,168

	4,331,390	3,249,822
Less Valuation Reserve	586,242	550,105

	$3,745,148	$2,699,717

8. Accrued Expenses and Other Current Liabilities

	December 31,	June 30,
	2010	2010
Accrued payroll and vacation	$414,205	$455,052
Accrued VAT and sales tax	—	21,693
Accrued commissions and bonuses	140,000	245,852
Accrued professional and legal fees	39,180	24,176
Royalty expense	135,438	103,162
Foreign income tax payable	—	18,676
Deferred income	45,645	24,000
Current maturities of capital lease obligations	15,066	14,533
Other	160,991	93,379

	$950,525	$1,000,523

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
9. Commitments and Contingencies
On July 19, 2010, the Company received a Dispute Notice from PuriCore with respect to the sale and purchase of shares of Labcaire which was completed on August 4, 2009. PuriCore alleged that Misonix breached certain representations and warranties that could result in reduction to the purchase price of approximately £1.6 million or approximately $2.5 million. PuriCore amended its claim to £2.3 million or approximately $3.5 million. The Company and PuriCore engaged in the mediation procedure provided for by the Agreement pursuant to which Labcaire was sold. The Company and PuriCore were not able to reach a satisfactory agreement by the conclusion of the mediation. On January 14, 2011, PuriCore Limited filed the Lawsuit. In the Lawsuit, PuriCore Limited claims damages from Misonix in respect of breach of warranties contained in the Agreement. PuriCore Limited alleges that the warranties made by Misonix in the Agreement were “breached by virtue of various misstatements made in the course of the disclosure process prior to the completion of the Agreement”. The PuriCore Limited claims damages of €2,167,000 or approximately $3,600,000, plus interest and its legal costs. The Company believes the Lawsuit is without merit and intends to vigorously defend its position. The Company’s counsel believes that the Company has strong defenses to the allegations made in the Lawsuit. There can be no assurance, however, that the Company may not have to pay some amount to resolve PuriCore Limited’s claims. The Company and PuriCore have agreed upon an amount for commissions applicable to the first year’s sales of £190,000 or approximately $285,000. This amount was due to be paid to Misonix on October 30, 2010. To date, the Company has not received such amount. Due to the uncertainty surrounding collectability of the commission as a result of the Dispute Notice, the Company has not recognized this amount in the consolidated financial statements.
10. Business Segments
The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the AuraTM ductless fume enclosure and forensic equipment primarily used in law enforcement. Medical device products include the AutoSonix™ ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement ransducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the six and three months ended December 31, 2010 and 2009 are as follows:
For the six months ended December 31, 2010:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$5,454,823	$1,226,854	$—	$6,681,677
Cost of goods sold	2,259,003	898,807	—	3,157,810

Gross profit	3,195,820	328,047	—	3,523,867
Selling expenses	1,728,207	291,493	—	2,019,700
Research and development expenses	733,438	155,341	—	888,779
General and administrative expenses	—	—	2,327,287	2,327,287

Total operating expenses	2,461,645	446,834	2,327,287	5,235,766

Operating income (loss) from continuing operations	$734,175	$(118,787)	$(2,327,287)	$(1,711,899)

Net loss from discontinued operations	$(146,285)	$—	$—	$(146,285)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
For the six months ended December 31, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$4,497,526	$1,281,665	$—	$5,779,191
Cost of goods sold	2,291,238	973,037	—	3,264,275

Gross profit	2,206,288	308,628	—	2,514,916
Selling expenses	1,725,551	252,935	—	1,978,486
Research and development expenses	780,537	165,503	—	946,040
General and administrative expenses	—	—	2,803,164	2,803,164

Total operating expenses	2,506,088	418,438	2,803,164	5,727,690

Operating loss from continuing operations	$(299,800)	$(109,810)	$(2,803,164)	$(3,212,774)

Net income from discontinued operations	$351,207	$342,531	$—	$693,738

For the three months ended December 31, 2010:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$2,762,555	$661,134	$—	$3,423,689
Cost of goods sold	1,039,306	497,801	—	1,537,107

Gross profit	1,723,249	163,333	—	1,886,582
Selling expenses	907,693	147,000	—	1,054,693
Research and development expenses	352,161	76,124	—	428,285
General and administrative expenses	—	—	1,109,482	1,109,482

Total operating expenses	1,259,854	223,124	1,109,482	2,592,460

Operating income (loss) from continuing operations	$463,395	$(59,791)	$(1,109,482)	$(705,878)

Net loss from discontinued operations	$29,030	$—	$—	$29,030

For the three months ended December 31, 2009:

	Medical Device	Laboratory and	Corporate and
	Products	Scientific Products	Unallocated	Total
Net sales	$2,494,242	$653,932	$—	$3,148,174
Cost of goods sold	1,196,539	445,843	—	1,642,382

Gross profit	1,297,703	208,089	—	1,505,792
Selling expenses	926,396	132,483	—	1,058,879
Research and development expenses	443,842	79,729	—	523,571
General and administrative expenses	—	—	1,490,484	1,490,484

Total operating expenses	1,370,238	212,212	1,490,484	3,072,934

Operating loss from continuing operations	$(72,535)	$(4,123)	$(1,490,484)	$(1,567,142)

Net income from discontinued operations	$199,214	$142,492	$—	$341,706

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
United States	$2,517,688	$2,642,750	$4,884,400	$4,787,804
United Kingdom	18,418	66,599	18,418	67,341
Europe	320,567	182,321	728,240	429,500
Asia	127,041	77,109	210,847	240,530
Canada and Mexico	61,450	8,805	160,612	59,861
Middle East	159,824	88,962	187,858	88,962
Other	218,701	81,628	491,302	105,193

	$3,423,689	$3,148,174	$6,681,677	$5,779,191

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
Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.
The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2010:

December 31, 2010	Carrying Amount	Fair Value
Cash and cash equivalents	$8,237,125	$8,237,125
Trade accounts receivable	2,290,466	2,290,466
Trade accounts payable	1,570,001	1,570,001
Note receivable	210,000	210,000
Note payable	10,701	10,701

June 30, 2010	Carrying Amount	Fair Value
Cash and cash equivalents	$9,900,605	$9,900,605
Trade accounts receivable	2,335,653	2,335,653
Trade accounts payable	888,654	888,654
Notes receivable	1,075,105	1,075,105
Note payable	177,679	177,679

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
Non-financial assets and liabilities:
Certain non-financial assets and liabilities, principally goodwill, are measured at fair value in a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 31, 2010 and for the three months then ended, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
13. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of assets from Fibra Sonics, Inc. and are fully integrated into Misonix.
Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2010. There were no indicators that the recorded goodwill was impaired as of December 31, 2010 which required further testing.
The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $540,757 and $517,735 at December 31, 2010 and June 30, 2010, respectively. Accumulated amortization totaled $386,608 and $355,678 at December 31, 2010 and June 30, 2010, respectively. Amortization expense for the six month and three periods ending December 31, 2010 and was approximately $31,000 and $16,000 respectively. Net customer relationships reported in other assets totaled $760,000 and $0 at December 31, 2010 and June 30, 2010 respectively. Amortization expense for the six month and three month periods ending December 31, 2010 was $40,000.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following is a schedule of estimated future amortization expense as of December 31, 2010:

	Patents	Customer Relationships
June 30, 2011	$33,000	$80,000
June 30, 2012	62,000	160,000
June 30, 2013	58,000	160,000
June 30, 2014	55,000	160,000
June 30, 2015	50,000	160,000
Thereafter	283,000	40,000

	$541,000	$760,000

14. Recent Accounting Pronouncements
In October 2009, the FASB issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of a selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued an accounting pronouncement which amends fair value measurements and disclosures. The reporting entity must disclose information that enables the users of its financial statements to assess both (a) for assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to internal recognition, the valuation techniques and inputs used to develop their measurement and (b) for recurring fair value measurement using significant unobservable inputs, the effect of the measurements on earnings for this period. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption to have a material impact on the Company’s Financial Statements.
In July 2010, the FASB issued guidance that will enhance future disclosure about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance will be effective beginning with the first quarterly or annual reporting period ending on or after December 15, 2010. The adoption of the guidance did not have any material impact on the Company’s consolidated financial statements.
15. Subsequent Events
The Company evaluated events occurring subsequent to December 31, 2010 for potential recognition and disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as “Misonix”, “we”, “our”, and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Item 1. “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010, for the fiscal year ended June 30, 2010 (“2010 Form 10-K”). Item 7 of the 2010 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of December 31, 2010.
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
Six months ended December 31, 2010 and 2009.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $902,486 to $6,681,677 for the six months ended December 31, 2010 from $5,779,191 for the six months ended December 31, 2009. The change in net sales is due to an increase in sales of medical device products of $957,297 to $5,454,823 for the six months ended December 31, 2010 from $4,497,526 for the six months ended December 31, 2009. The change in net sales is partially offset by a decrease in laboratory and scientific products sales of $54,811 to $1,226,854 for the six months ended December 31, 2010 from $1,281,665 for the six months ended December 31, 2009. The increase in therapeutic medical device products sales was primarily attributable to an increase in sales of the Company’s Neuroaspirator of $818,233 and AutoSonix products of $218,944. The decrease in laboratory and scientific products sales is primarily due to lower forensic market sales due to the overall state and municipal economic environment.
Gross profit: Gross profit increased to 52.7% for the six months ended December 31, 2010 from 43.5% for the six months ended December 31, 2009. Gross profit for medical device products increased to 58.6% for the six months ended December 31, 2010 from 49.1% for the six months ended December 31, 2009. Gross profit for laboratory and scientific products increased to 26.7% for the six months ended December 31, 2010 from 24.1% for the six months ended December 31, 2009. Gross profit for medical device products was favorably impacted in the six months ended December 31, 2010 predominately due to a favorable product mix of higher margin Neuroaspirator products. The increase in gross profit percentage in the December 2010 period for laboratory and scientific products is due to lower fixed factory overhead costs.
Selling expenses: Selling expenses increased $41,214 to $2,019,700 for the six months ended December 31, 2010 from $1,978,486 for the six months ended December 31, 2009. Laboratory and scientific products selling expenses increased $38,558. Selling expenses for medical device products increased $2,656.
General and administrative expenses: General and administrative expenses decreased $475,877 from $2,803,164 in the six months ended December 31, 2009 to $2,327,287 in the six months ended December 31, 2010 mainly due to lower salary expense, bank fees, rent and insurance.
Research and development expenses: Research and development expenses decreased $57,261 from $946,040 for the six months ended December 31, 2009 to $888,779 for the six months ended December 31, 2010. Laboratory and scientific products research and development expenses decreased $10,162. Research and development expenses for medical device products decreased $47,099, primarily due to decreased product development expenses and a reduction in headcount.

Other income (expense): Other income for the six months ended December 31, 2010 was $346,272 as compared to $217,534 for the six months ended December 31, 2009, an increase of $128,738 due to higher royalty income, lower interest expense and lower royalty expense.
Income taxes: The effective tax rate was (3%) for the six months ended December 31, 2010, as compared to an effective tax rate of 39% for the six months ended December 31, 2009. The (3%) is predicated on the assumption of an effective tax rate of approximately (3%) based upon updated assumptions for fiscal 2011 plus the impact of permanent differences between accounting and taxable income.
Three months ended December 31, 2010 and 2009.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $275,515 to $3,423,689 for the three months ended December 31, 2010 from $3,148,174 for the three months ended December 31, 2009. The change in net sales is due to an increase in sales of medical device products of $268,313 to $2,762,555 for the three months ended December 31, 2010 from $2,494,242 for the three months ended December 31, 2009. The change in net sales is also due to an increase in laboratory and scientific products sales of $7,202 to $661,134 for the three months ended December 31, 2010 from $653,932 for the three months ended December 31, 2009. The increase in therapeutic medical device products sales was primarily attributable to sales of the Company’s Neuroaspirator products.
Gross profit: Gross profit increased to 55.1% for the three months ended December 31, 2010 from 47.8% for the three months ended December 31, 2009. Gross profit for medical device products increased to 62.4% for the three months ended December 31, 2010 from 52% for the three months ended December 31, 2009. Gross profit for laboratory and scientific products decreased to 24.7% for the three months ended December 31, 2010 from 31.8% for the three months ended December 31, 2009. Gross profit for medical device products was favorably impacted in the three months ended December 31, 2010 predominately due to a favorable product mix of higher margin Neuroaspirator products. The decrease in gross profit percentage in the December 2010 period for laboratory and scientific products is due to higher fixed factory overhead costs.
Selling expenses: Selling expenses decreased $4,186 to $1,054,693 for the three months ended December 31, 2010 from $1,058,879 for the three months ended December 31, 2009. Laboratory and scientific products selling expenses increased $14,517. Selling expenses for medical device products decreased $18,703.
General and administrative expenses: General and administrative expenses decreased $381,002 from $1,490,484 in the three months ended December 31, 2009 to $1,109,482 in the three months ended December 31, 2010 mainly due to lower salary expense, rent, insurance and consulting expense.
Research and development expenses: Research and development expenses decreased $95,286 from $523,571 for the three months ended December 31, 2009 to $428,285 for the three months ended December 31, 2010. Laboratory and scientific products research and development expenses decreased $3,605. Research and development expenses for medical device products decreased $91,681, primarily due to lower product development and salary expenses.
Other income (expense): Other income for the three months ended December 31, 2010 was $144,682 as compared to $64,810 for the three months ended December 31, 2009, an increase of $79,872 due to higher royalty income, lower interest and lower royalty expense.
Income taxes: The effective tax rate was (1%) for the three months ended December 31, 2010, as compared to an effective tax rate of 62% for the three months ended December 31, 2009. The (1%) is predicated on the assumption of an effective tax rate of approximately (1%) based upon updated assumptions for fiscal 2011 plus the impact of permanent differences between accounting and taxable income.

Liquidity and Capital Resources
We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operations for at least the next twelve months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity and/or debt financings, divestiture of current business lines as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.
Working capital at December 31, 2010 and June 30, 2010 was $12,205,000 and $14,460,000, respectively. For the six months ended December 31, 2010, cash used in operations totaled $1,575,000. For the six months ended December 31, 2010, cash used in investing activities totaled $887,000. For the six months ended December 31, 2010, cash used in financing activities was $174,000 predominately due to the pay down of the insurance note payable.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.
Part II- OTHER INFORMATION
Item 1. Legal Proceedings.
The Current Report on Form 8-K filed by the Company with the SEC on January 28, 2011 contains a description of the litigation instituted by PuriCore International Limited with respect to the sale by the Company of all of the outstanding shares of stock of Labcaire Systems, Ltd. and is hereby incorporated by reference in this Report.
Item 1A. Risk Factors.
Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A. Risk Factors” section of our 2010 Form 10-K. There have been no material changes from the risk factors disclosed in the 2010 Form 10-K.
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
Date: February 9, 2011

MISONIX, INC.

(Registrant)

By:	/s/ Michael A. McManus, Jr. Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba Richard Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary