Form 10-Q
period 2011-03-31
MISONIX INC
filed 2011-05-10
CIK 880432

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	May 10, 2011

Common Stock, $.01 par value	7,001,369

MISONIX, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MISONIX INC. and Subsidiaries
Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
		(Derived from
		Audited
		Financial
	(Unaudited)	Statements)
Current Assets:
Cash	$7,584,475	$9,900,605
Accounts receivable, less allowance for doubtful accounts of $109,070 and $123,346, respectively	1,859,026	2,335,653
Inventories, net	3,909,943	2,699,717
Prepaid expenses and other current assets	501,622	515,427
Notes receivable	210,000	1,075,105

Total current assets	14,065,066	16,526,507

Property, plant and equipment, net	922,285	500,215
Goodwill	1,701,094	1,701,094
Other assets	2,189,232	1,730,339

Total assets	$18,877,677	$20,458,155

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$—	$177,679
Accounts payable	1,293,455	888,654
Accrued expenses and other current liabilities	1,132,039	1,000,523

Total current liabilities	2,425,494	2,066,856

Capital lease obligations	2,666	14,274
Deferred lease liability	9,830	—
Deferred income	192,314	250,739

Total liabilities	2,630,304	2,331,869

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value-shares authorized 20,000,000; 7,079,169 issued, and 7,001,369 outstanding	70,792	70,792
Additional paid-in capital	25,709,294	25,502,717
Accululated deficit	(9,120,289)	(7,034,799)
Treasury stock, 77,800 shares	(412,424)	(412,424)

Stockholders’ equity	16,247,373	18,126,286

Total liabilities and stockholders’ equity	$18,877,677	$20,458,155

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the nine months ended
	March 31,
	2011	2010

Net sales	$10,274,831	$9,092,322
Cost of goods sold	4,877,847	4,860,539

Gross profit	5,396,984	4,231,783

Operating expenses:
Selling expenses	3,098,967	2,649,699
General and administrative expenses	3,334,338	3,824,640
Research and development expenses	1,303,121	1,387,133

Total operating expenses	7,736,426	7,861,472

Loss from operations	(2,339,442)	(3,629,689)

Other income (expense):
Interest income	93	28,178
Interest expense	(5,494)	(48,176)
Royalty income and license fees	487,622	481,417
Royalty expense	(51,324)	(83,926)
Recovery of Focus Surgery, Inc. investment	—	693,044
Other	146,796	(20,320)

Total other income	577,693	1,050,217

Loss from continuing operations before income taxes	(1,761,749)	(2,579,472)

Income tax (benefit)	46,100	(976,435)

Net loss from continuing operations	(1,807,849)	(1,603,037)

Discontinued operations:
Net (loss) income from discontinued operations net of $0 and tax of $358,634	(277,641)	506,367
Net loss from sale of discontinued operations net of tax of $0 and $957,937	—	(369,848)
Noncontrolling interest in discontinued operations, net of income tax	—	66,201

Total net (loss) income from discontinued operations	(277,641)	202,720

Net loss attributable to Misonix, Inc. shareholders	(2,085,490)	$(1,400,317)

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Basic	$(0.26)	$(0.23)
Net (loss) income per share from discontinued operations — Basic	(0.04)	0.03

Net loss per share attributable to Misonix, Inc. shareholders — Basic	$(0.30)	$(0.20)

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders — Diluted	$(0.26)	$(0.23)
Net (loss) income per share from discontinued operations — Diluted	(0.04)	0.03

Net loss per share attributable to Misonix, Inc. shareholders — Diluted	$(0.30)	$(0.20)

Weighted Average Shares — Basic	7,001,369	7,001,369
Weighted Average Shares — Diluted	7,001,369	7,001,369
See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Net sales	$3,593,154	$3,313,131
Cost of goods sold	1,720,037	1,596,264

Gross profit	1,873,117	1,716,867

Operating expenses:
Selling expenses	1,079,267	671,213
General and administrative expenses	1,007,051	1,021,476
Research and development expenses	414,342	441,093

Total operating expenses	2,500,660	2,133,782

Loss from operations	(627,543)	(416,915)

Other income (expense):
Interest income	18	101
Interest expense	(415)	(2,517)
Royalty income and license fees	135,920	172,534
Royalty expense	(11,065)	(18,870)
Recovery of Focus Surgery, Inc. investment	—	693,044
Other	106,963	(11,609)

Total other income	231,421	832,683

Loss from continuing operations before income taxes	(396,122)	415,768

Income tax	4,000	206,242

Net (loss) income from continuing operations	(400,122)	209,526

Discontinued operations:
Net (loss) from discontinued operations net of $0 and a tax benefit of ($111,763)	(131,356)	(258,850)
Net loss from sale of discontinued operations net of tax of $0 and $0	—	(257,029)
Noncontrolling interest in discontinued operations, net of income tax	—	24,861

Total net loss from discontinued operations	(131,356)	(491,018)

Net loss attributable to Misonix, Inc. shareholders	(531,478)	$(281,492)

Net (loss) income per share from continuing operations attributable to Misonix, Inc. shareholders — Basic	$(0.06)	$0.03
Net loss per share from discontinued operations — Basic	(0.02)	(0.07)

Net loss per share attributable to Misonix, Inc. shareholders — Basic	$(0.08)	$(0.04)

Net (loss) income per share from continuing operations attributable to Misonix, Inc. shareholders — Diluted	$(0.06)	$0.03
Net loss per share from discontinued operations — Diluted	(0.02)	(0.07)

Net loss per share attributable to Misonix, Inc. shareholders — Diluted	$(0.08)	$(0.04)

Weighted Average Shares — Basic	7,001,369	7,001,369
Weighted Average Shares — Diluted	7,001,369	7,038,385
See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine months ended March 31, 2011

	Common Stock
	$.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		Paid-in	Accumulated	Stockholder’s
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2010	7,079,169	$70,792	(77,800)	$(412,424)	$25,502,717	$(7,034,799)	$18,126,286
Net loss\comprehensive loss	—	—	—	—	—	(2,085,490)	(2,085,490)
Stock-based compensation	—	—	—	—	206,577	—	206,577

Balance, March 31, 2011	7,079,169	$70,792	(77,800)	$(412,424)	$25,709,294	$(9,120,289)	$16,247,373

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	March 31,
	2011	2010
Operating activities
Net loss from continuing operations	$(1,807,849)	$(1,603,037)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	319,961	354,851
Bad debt expense	(31,130)	(6,475)
Deferred income tax benefit	(2,086)	(1,078,655)
Loss on disposal of property, plant and equipment	(28,949)	13,809
Stock-based compensation	206,577	197,825
Deferred income	(3,181)	(18,234)
Deferred lease liability	9,830	(28,953)
Recovery of Focus Surgery, Inc. investment	—	(693,044)
Changes in operating assets and liabilities:
Accounts receivable	521,120	809,209
Inventories	(1,079,789)	358,591
Income taxes	(16,068)	(109,511)
Prepaid expenses and other current assets	(235,337)	(471,220)
Accounts payable and accrued expenses	478,311	475,719
Other	213,803	(964,419)

Net cash used in operating activities	(1,454,787)	(2,763,544)

Investing activities
Acquisition of property, plant and equipment	(584,200)	(906,013)
Acquisition of assets from Aesculap, Inc.	(929,880)	—
Recovery of Focus Surgery, Inc. investment	—	693,044

Net cash used in investing activities	(1,514,080)	(212,969)

Financing activities
Proceeds from short-term borrowings	—	9,514,892
Payments of short-term borrowings	(177,679)	(12,150,652)
Principal payments on capital lease obligations	(10,866)	(10,110)

Net cash used in financing activities	(188,545)	(2,645,870)

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(277,641)	202,720
Net cash provided by investing activities	1,115,000	11,200,000

Net cash provided by discontinued operations	837,359	11,402,720

Effect of exchange rate changes on cash	3,923	(16,917)

Net (decrease) increase in cash	(2,316,130)	5,763,420
Cash at beginning of period	9,900,605	3,415,813

Cash at end of period	$7,584,475	$9,179,233

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,494	$254,152

Income taxes	$42,100	$63,763

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
Organization and Business
Misonix was incorporated under the laws of the State of New York on July 31, 1967 and some of its revenue producing activities, from 1967 to date, have been the manufacture and distribution of scientific and industrial ductless fume enclosure equipment. In 1992, the Company started research and development efforts towards formulating the ultrasonic medical device business, which currently is the Company’s predominant business. Misonix’s products are sold worldwide. In October 1996, the Company entered into licensing agreements to further develop one of its medical devices.
For the three and nine months ended March 31, 2011 and 2010, approximately 27%, 27%, 33% and 23%, respectively, of the Company’s net sales were to foreign markets. Sales by the Company in major industrial countries are made primarily through distributors.
Hearing Innovations is located in Farmingdale, New York and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.
On October 7, 2010, the Company, F-S and Aesculap, Inc. (“Aesculap”) entered into a Termination, Amendment and Buy-Back Agreement to Distributor Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the parties agreed to terminate, as of October 15, 2010 (the “Termination Date”), (i) Misonix’s remaining obligations under the Distributor Agreement dated November 1999 between Aesculap and F-S, as amended (the “Distributor Agreement”), and (ii) Aesculap’s rights to sell procedure packs (the “Sale Rights”) to the Sonastar Customers (as defined below). On the Termination Date, in consideration of the purchase and sale of (i) Aesculap’s current service contracts (“Sonastar Contracts”) for the products (the “Products”) that are the subject of the Distributor Agreement, customer list and customers currently evaluating the Products all with respect to the sale and servicing of the Products (the “Customer List”) and (ii) the Sale Rights, on October 15, 2010, Misonix paid Aesculap $800,000. Misonix will assume all rights, responsibilities and obligations pursuant to and under the (i) Sonastar Contracts and Customer List and (ii) the Sale Rights, including, without limitation, the sale of accessory Products and servicing and training of the Products to the customers with Sonastar Contracts (the “Sonastar Customers”). Misonix also agreed to repurchase from Aesculap the current inventory of (i) new Products held by Aesculap at the price Aesculap paid for such Products and (ii) used Products held by Aesculap for demonstration and/or loaner purposes at the prices equal to Aesculap’s book-value as of July 31, 2010 for such Products. The purchase price for the current inventory acquired was $519,000 and is payable in four quarterly installments beginning on December 31, 2010. A payment of $129,880 was made to Aesculap in January 2011. Aesculap also agreed to certain non-competition and non-solicitation restrictions for an eighteen (18) month period.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The Company has determined that the acquisition did not constitute a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 805, Business Combinations. Accordingly, it has been recorded as an asset acquisition with the aggregate cost of $1,319,000 assigned to the assets acquired based upon their relative fair values. The Company has allocated $259,000 of the cost to inventory, $260,000 of the cost to equipment which will be amortized over a three year period on a straight-line basis and $800,000 to customer relationships which will be amortized on a straight-line basis over a five year period.
Discontinued Operations
On August 4, 2009, the Company sold its Labcaire Systems, Ltd. (“Labcaire”) subsidiary to PuriCore International Limited (“PuriCore Limited”) for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. As of March 31, 2011, the Company received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate is consistent with published discounts. The discounted value of the note ($900,000) was used to determine gain or loss on the sale and the remaining outstanding balance is included in other assets in the consolidated balance sheet, with the current portion reflected as a component of notes receivable. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing (“AER”) and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The aggregate commission will not be recognized in determining the current gain or loss on the sale of Labcaire until the commission is paid. As of March 31, 2011, there were no commissions paid. For the nine months ended March 31, 2010, the Company recorded a pre-tax gain on the sale of Labcaire of $762,221. Results of Labcaire operations have been reported as a discontinued operation for all periods presented.
On July 19, 2010, the Company received a Dispute Notice (the “Dispute Notice”) from PuriCore Plc (“PuriCore”) with respect to the sale and purchase of the shares of Labcaire which was completed on August 4, 2009. PuriCore alleged that Misonix breached certain representations and warranties that could result in a reduction to the purchase price of approximately £1.6 million or approximately $2.5 million. PuriCore subsequently amended its claim to £2.3 million or approximately $3.5 million. The Company and PuriCore engaged in the mediation procedure provided for by the Stock Purchase Agreement, dated August 4, 2009 (the “Agreement”), pursuant to which Labcaire was sold. The Company and PuriCore were not able to reach a satisfactory agreement by the conclusion of the mediation. On January 14, 2011, PuriCore Limited, a subsidiary of PuriCore, filed suit in the High Court of Justice, Queens Bench Division, Commercial Court, Royal Courts of Justice, London, England (Claim No. 2011-42) (the “Lawsuit”). In the Lawsuit, PuriCore Limited claims damages from Misonix in respect of breach of warranties contained in the Agreement. PuriCore Limited alleges that the warranties made by Misonix in the Agreement were “breached by virtue of various misstatements made in the course of the disclosure process prior to the completion of the Agreement”. PuriCore Limited claims damages of £2,167,000 or approximately $3,600,000, plus interest and its legal costs. The Company believes the Lawsuit is without merit and intends to vigorously defend its position. The Company’s counsel believes that the Company has strong defenses to the allegations made in the Lawsuit. There can be no assurance, however, that the Company may not have to pay some amount to resolve PuriCore Limited’s claims. The Company and PuriCore have agreed upon an amount for commissions applicable to the first year’s sales of £190,000 or approximately $285,000. This amount was due to be paid to Misonix on October 30, 2010. To date, the Company has not received such amount. Due to the uncertainty surrounding collectability of the commission as a result of the Dispute Notice, the Company has not recognized this amount in the consolidated financial statements.
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
On May 28, 2010, Misonix announced the sale to USHIFU, LLC (“USHIFU”) of all of its rights to the High Intensity Focused Ultrasound (“HIFU”) technology together with other HIFU-related assets. In consideration for the sale, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the businesses being sold, up to the time the Company has received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and, beginning December 31, 2011, the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Misonix will also be paid for 3 units in inventory of new Sonablate® 500 machines which totaled $465,000. The obligation to pay for such machines was secured by a note due December 31, 2010. At December 31, 2010, the note was fully paid, and cash received is shown in the discontinued operations section of the Company’s cash flow statements. At the closing of such transaction, USHIFU paid Misonix for inventory associated with manufacturing the Sonablate 500 and reimbursed Misonix for certain monies expended in connection with the HIFU Registry. The net assets and results of HIFU operations have been reported as a discontinued operation for all periods presented. Misonix retained all of its rights associated with the HIFU-related intellectual property and development assets purchased from ProRhythm, Inc. This intellectual property involves the development of new transducers and lenses to be used in the treatment of tissue using HIFU. This technology may be applied on a worldwide basis to a variety of organs not limited to kidney, liver, or breast tissue treatment.
Unless otherwise specified, disclosures in all other notes relate solely to the Company’s continuing operations.
The following represents the results of Sonora, Labcaire, UKHIFU Limited (“UKHIFU) and Misonix HIFU Technologies Limited:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues	$—	$216,472	$—	$4,478,238

(Loss) income from discontinued operations, before tax	$(131,356)	$(345,752)	$(277,641)	$931,202
Gain on sale of Labcaire	—	—	—	762,221
Loss on sale of Sonora	—	(257,029)	—	(174,132)
Income tax (benefit) expense	—	(111,763)	—	1,316,571

(Loss) income from discontinued operations, net of tax	$(131,356)	$(491,018)	$(277,641)	$202,720

For the three and nine months ended March 31, 2011, the Company expensed in discontinued operations $172,722 of legal expenses associated with the lawsuit with Puricore Limited.
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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic shares	7,001,369	7,001,369	7,001,369	7,001,369
Dilutive effect of stock options	—	—	—	37,016

Diluted shares	7,001,369	7,001,369	7,001,369	7,038,385

Excluded from the calculations of diluted EPS are options to purchase 1,649,860 shares of common stock for the three months ending March 31, 2010. The excluded shares are any share in which the average stock price for the quarter or year to date is less than the exercise price of the outstanding options in the period in which the Company has net income.
Diluted EPS for the nine and three months ended March 31, 2011 and the nine months ended March 31, 2010 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,810,550 and 1,848,510 shares for the nine and three months ended March 31, 2011 and the nine months ended March 31, 2010, respectively.
3. Comprehensive Loss
Total comprehensive loss was $(2,085,490) and $(1,400,317) for nine and three months ended March 31, 2011 and $(531,478) and $(281,492) for the nine and three months ended March 31, 2010, respectively. There are no components of comprehensive loss other than net loss for all periods presented.
4. Stock-Based Compensation
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of three to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ending March 31, 2011 and 2010, the Company granted options to purchase 75,000 and 0 shares of the Company’s common stock, respectively. During the nine month periods ended March 31, 2011 and 2010, the Company granted options to purchase 294,500 and 148,300 shares of the Company’s common stock, respectively.
Stock-based compensation expense for the nine month periods ended March 31, 2011 and 2010 was $207,000 and $198,000, respectively. Stock-based compensation for the three month periods ended March 31, 2011 and 2010 was $76,000 and $57,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of March 31, 2011, there was approximately $712,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 2.9 years.
There was no cash received from the exercise of stock options for the nine and three month periods ended March 31, 2011 and 2010. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The fair values of the options granted during the periods ended March 31, 2011 and 2010 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the nine months ended
	March 31,
	2011	2010
Risk-free interest rate	4.1%	3.1%
Expected option life in years	6.5	6.5
Expected stock price volatility	77.9%	81.9%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$1.61	$2.02
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
Changes in outstanding stock options during the nine months ended March 31, 2011 were as follows:

	Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value (a)
Outstanding as of June 30, 2010	1,848,510	$4.99	5.3
Granted	294,500	1.97
Forfeited	(2,010)	1.67
Expired	(330,450)	7.34

Outstanding as of March 31, 2011	1,810,550	4.08	5.9	$233,056

Exercisable and vested at March 31, 2011	1,256,163	$4.93	4.3	$53,971

Available for grant at March 31, 2011	666,894

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at March 31, 2011 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
6. Income Taxes
There are no federal, state or foreign audits in process as of March 31, 2011. The Company files state tax returns in New York. Its tax returns in New York have never been examined.
As of March 31, 2011 and June 30, 2010, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies. Based on the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it will not realize the benefits of these deductible differences, and has a full valuation allowance on deferred tax assets.
7. Inventories

	March 31,	June 30,
	2011	2010
Raw material	$2,483,259	1,997,730
Work-in-process	1,372,204	947,924
Finished goods	548,735	304,168

	4,404,198	3,249,822
Less valuation reserve — continuing operations	494,255	550,105

	$3,909,943	2,699,717

8. Accrued Expenses and Other Current Liabilities

	March 31,	June 30,
	2011	2011
Accrued payroll and vacation	452,286	455,052
Accrued VAT and sales tax	—	21,693
Accrued bonus	140,000	202,852
Accrued commissions	161,000	43,000
Accrued professional and legal fees	66,718	24,176
Royalty expense	126,208	103,162
Foreign income tax payable	—	18,676
Deferred income	79,245	24,000
Current maturities of capital lease obligations	15,340	14,533
Other	91,242	93,379

	$1,132,039	$1,000,523

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
9. Commitments and Contingencies
On July 19, 2010, the Company received a Dispute Notice from PuriCore with respect to the sale and purchase of shares of Labcaire which was completed on August 4, 2009. PuriCore alleged that Misonix breached certain representations and warranties that could result in reduction to the purchase price of approximately £1.6 million or approximately $2.5 million. PuriCore subsequently amended its claim to £2.3 million or approximately $3.5 million. The Company and PuriCore engaged in the mediation procedure provided for by the Agreement pursuant to which Labcaire was sold. The Company and PuriCore were not able to reach a satisfactory agreement by the conclusion of the mediation. On January 14, 2011, PuriCore Limited filed the Lawsuit. In the Lawsuit, PuriCore Limited claims damages from Misonix in respect of breach of warranties contained in the Agreement. PuriCore Limited alleges that the warranties made by Misonix in the Agreement were “breached by virtue of various misstatements made in the course of the disclosure process prior to the completion of the Agreement”. PuriCore Limited claims damages of £2,167,000 or approximately $3,600,000, plus interest and its legal costs. The Company believes the Lawsuit is without merit and intends to vigorously defend its position. The Company’s counsel believes that the Company has strong defenses to the allegations made in the Lawsuit. There can be no assurance, however, that the Company may not have to pay some amount to resolve PuriCore Limited’s claims. The Company and PuriCore have agreed upon an amount for commissions applicable to the first year’s sales of £190,000 or approximately $285,000. This amount was due to be paid to Misonix on October 30, 2010. To date, the Company has not received such amount. Due to the uncertainty surrounding collectability of the commission as a result of the Dispute Notice, the Company has not recognized this amount in the consolidated financial statements.
10. Business Segments
The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the AuraTM ductless fume enclosure and forensic equipment primarily used in law enforcement. Medical device products include the AutoSonix™ ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses and litigation (recovery) settlement expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the nine and three months ended March 31, 2011 and 2010 are as follows:

MISONIX, INC and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
For the nine months ended March 31, 2011:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$8,607,594	$1,667,237	$—	$10,274,831
Cost of goods sold	3,655,203	1,222,644	—	4,877,847

Gross profit	4,952,391	444,593	—	5,396,984
Selling expenses	2,700,381	398,586	—	3,098,967
Research and development	1,095,733	207,388	—	1,303,121
General and administrative	—	—	3,334,338	3,334,338

Total operating expenses	3,796,114	605,974	3,334,338	7,736,426

Operating income (loss) from continuing operations	$1,156,277	$(161,381)	$(3,334,338)	$(2,339,442)

Net loss from discontinued operations	$(105,364)	$(172,277)	$—	$(277,641)

For the nine months ended March 31, 2010:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$7,132,493	$1,959,829	$—	$9,092,322
Cost of goods sold	3,406,800	1,453,739	—	4,860,539

Gross profit	3,725,693	506,090	—	4,231,783
Selling expenses	2,270,471	379,228	—	2,649,699
Research and development	1,137,682	249,451	—	1,387,133
General and administrative	—	—	3,824,640	3,824,640

Total operating expenses	3,408,153	628,679	3,824,640	7,861,472

Operating income (loss) from continuing operations	$317,540	$(122,589)	$(3,824,640)	$(3,629,689)

Net (loss) income from discontinued operations	$(124,139)	$326,859	$—	$202,720

MISONIX, INC and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
For the three months ended March 31, 2011:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$3,152,771	$440,383	$—	$3,593,154
Cost of goods sold	1,396,200	323,837	—	1,720,037

Gross profit	1,756,571	116,546	—	1,873,117
Selling expenses	972,174	107,093	—	1,079,267
Research and development	362,295	52,047	—	414,342
General and administrative	—	—	1,007,051	1,007,051

Total operating expenses	1,334,469	159,140	1,007,051	2,500,660

Operating income (loss) from continuing operations	$422,102	$(42,594)	$(1,007,051)	$(627,543)

Net income (loss) from discontinued operations	$40,921	$(172,277)	$—	$(131,356)

For the three months ended March 31, 2010:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$2,634,967	$678,164	$—	$3,313,131
Cost of goods sold	1,115,562	480,702	—	1,596,264

Gross profit	1,519,405	197,462	—	1,716,867
Selling expenses	544,920	126,293	—	671,213
Research and development	357,145	83,948	—	441,093
General and administrative	—	—	1,021,476	1,021,476

Total operating expenses	902,065	210,241	1,021,476	2,133,782

Operating income (loss) from continuing operations	$617,340	$(12,779)	$(1,021,476)	$(416,915)

Net loss from discontinued operations	$(475,346)	$(15,672)	$—	$(491,018)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The Company’s revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	three months ended March 31,
	2011	2010
United States	$2,610,899	$2,216,915
Australia	32,940	3,025
Europe	528,355	444,367
Asia	109,701	341,144
Canada and Mexico	100,308	13,135
South America	101,615	165,209
South Africa	—	2,361
Middle East	81,950	150,492
Other	27,386	(23,517)

	$3,593,154	$3,313,131

	nine months ended March 31,
	2011	2010
United States	$7,495,299	$6,988,004
Australia	97,403	37,297
Europe	1,256,595	873,866
Asia	320,548	598,184
Canada and Mexico	260,921	72,997
South America	385,408	226,822
South Africa	141,712	8,801
Middle East	269,808	239,454
Other	47,137	46,897

	$10,274,831	$9,092,322

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
Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.
The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2011:

	Carrying
March 31, 2011	Amount	Fair Value
Cash	$7,584,475	$7,584,475
Trade accounts receivable	1,859,026	1,859,026
Trade accounts payable	1,293,455	1,293,455
Note receivable	210,000	210,000
Note payable	—	—

	Carrying
June 30, 2010	Amount	Fair Value
Cash	$9,900,605	$9,900,605
Trade accounts receivable	2,335,653	2,335,653
Trade accounts payable	888,654	888,654
Notes receivable	1,075,105	1,075,105
Note payable	177,679	177,679

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
Non-financial assets and liabilities:
Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At March 31, 2011 and for the three months then ended, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
13. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions of assets from Fibra Sonics, Inc. and are fully integrated into Misonix.
Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2010, concluding that there was no impairment. There were no indicators that the recorded goodwill was impaired as of March 31, 2011 which required further testing.
The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $542,000 and $518,000 at March 31, 2011 and June 30, 2010, respectively. Accumulated amortization totaled $403,000 and $356,000 at March 31, 2011 and June 30, 2010, respectively. Amortization expense for the nine month and three periods ending March 31, 2011 was approximately $48,000 and $17,000, respectively. Net customer relationships reported in other assets totaled $720,000 and $0 at March 31, 2011 and June 30, 2010 respectively. Amortization expense for the nine month and three month periods ending March 31, 2011 was $80,000 and $40,000 respectively.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following is a schedule of estimated future amortization expense as of March 31, 2011:

		Customer
	Patents	Relationships
June 30, 2011	$17,000	$40,000
June 30, 2012	63,000	160,000
June 30, 2013	60,000	160,000
June 30, 2014	57,000	160,000
June 30, 2015	51,000	160,000
Thereafter	294,000	40,000

	$542,000	$720,000

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
In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of the guidance to have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued guidance that will enhance future disclosure about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance will be effective beginning with the first quarterly or annual reporting period ending on or after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard will be effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted prices in active markets) and Level 2 inputs (measurements based on other observable inputs) of the fair value hierarchy. There were no such transfers in 2010.
In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, to modify goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the amended guidance, an entity must consider whether it is more likely than not that a goodwill impairment exists for reporting units with a zero or negative carrying amount. If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test in ASC 350-20-35 must be performed to measure the amount of goodwill impairment loss, if any. This standard will be effective for goodwill impairment analysis for fiscal years, and interim periods beginning after December 15, 2010, and becomes effective for our interim and annual reporting periods beginning July 1, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.
15. Subsequent Events
The Company evaluated events occurring subsequent to March 31, 2011 for potential recognition and disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as “Misonix”, “we”, “our”, and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Item 1. “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010, for the fiscal year ended June 30, 2010 (“2010 Form 10-K”). Item 7 of the 2010 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 31, 2011.
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

Nine months ended March 31, 2011 and 2010.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $1,182,509 to $10,274,831 for the nine months ended March 31, 2011 from $9,092,322 for the nine months ended March 31, 2010. The change in net sales is due to an increase in sales of medical device products of $1,475,101 to $8,607,594 for the nine months ended March 31, 2011 from $7,132,493 for the nine months ended March 31, 2010. The change in net sales is partially offset by a decrease in laboratory and scientific products sales of $292,592 to $1,667,237 for the nine months ended March 31, 2011 from $1,959,829 for the nine months ended March 31, 2010. The increase in therapeutic medical device products sales was primarily attributable to an increase in sales of the Company’s Neuroaspirator of $1,291,243 and AutoSonix products of $249,835, partially offset by lower Lysonix sales of $101,292. The decrease in laboratory and scientific products sales is primarily due to lower forensic market sales due to the overall state and municipal economic environment.
Gross profit: Gross profit increased to 52.5% for the nine months ended March 31, 2011 from 46.5% for the nine months ended March 31, 2010. Gross profit for medical device products increased to 57.5% for the nine months ended March 31, 2011 from 52.2% for the nine months ended March 31, 2010. Gross profit for laboratory and scientific products increased to 26.7% for the nine months ended March 31, 2011 from 25.8% for the nine months ended March 31, 2010. Gross profit for medical device products was favorably impacted in the nine months ended March 31, 2011 predominately due to a favorable product mix of higher margin Neuroaspirator products. The increase in gross profit percentage in the March 31, 2011 period for laboratory and scientific products is due to lower overall fixed factory overhead costs due to reduced headcount.
Selling expenses: Selling expenses increased $449,268 to $3,098,967 for the nine months ended March 31, 2011 from $2,649,699 for the nine months ended March 31, 2010. Laboratory and scientific products selling expenses increased $19,358. Selling expenses for medical device products increased $429,910. The higher medical selling expenses were due to additional personnel, expansion of our representative network and increased internal sales commissions.
General and administrative expenses: General and administrative expenses decreased $490,302 from $3,824,640 in the nine months ended March 31, 2010 to $3,334,338 in the nine months ended March 31, 2011 mainly due to lower salary expense, bank fees, rent and insurance.
Research and development expenses: Research and development expenses decreased $84,012 from $1,387,133 for the nine months ended March 31, 2010 to $1,303,121 for the nine months ended March 31, 2011. Laboratory and scientific products research and development expenses decreased $42,063. Research and development expenses for medical device products decreased $41,949. The reduction in research and development expenses is primarily due to decreased product development expenses and a reduction in headcount.
Other income (expense): Other income for the nine months ended March 31, 2011 was $577,693 as compared to $1,050,217 for the nine months ended March 31, 2010, a decrease of $472,524 due to the recovery of the Focus Surgery, Inc. (“Focus”) note in the third quarter of fiscal 2010 in the amount of $693,044. This decrease was partially offset by the receipt of a federal Therapeutic Discovery credit of $114,391 recorded during the third quarter of fiscal 2011.
Income taxes: The effective tax rate was (2%) for the nine months ended March 31, 2011, as compared to an effective tax rate of 38% for the nine months ended March 31, 2010. The (2%) is predicated on the assumption of an effective tax rate of approximately (2%) based upon updated assumptions for fiscal 2011 plus the impact of permanent differences between accounting and taxable income.

Three months ended March 31, 2011 and 2010.
Net sales: Net sales of the Company’s medical device products and laboratory and scientific products increased $280,023 to $3,593,154 for the three months ended March 31, 2011 from $3,313,131 for the three months ended March 31, 2010. The change in net sales is due to an increase in sales of medical device products of $517,804 to $3,152,771 for the three months ended March 31, 2011 from $2,634,967 for the three months ended March 31, 2010. The change in net sales is also due to a decrease in laboratory and scientific products sales of $237,781 to $440,383 for the three months ended March 31, 2011 from $678,164 for the three months ended March 31, 2010. The increase in therapeutic medical device products sales was primarily attributable to sales of the Company’s Neuroaspirator products.
Gross profit: Gross profit increased to 52.1% for the three months ended March 31, 2011 from 51.8% for the three months ended March 31, 2010. Gross profit for medical device products decreased to 55.7% for the three months ended March 31, 2011 from 57.7% for the three months ended March 31, 2010. Gross profit for laboratory and scientific products decreased to 26.5% for the three months ended March 31, 2011 from 29.1% for the three months ended March 31, 2010. Gross profit for medical device products and laboratory and scientific products was negatively impacted in the three months ended March 31, 2011 predominately due to lower sales volume to cover fixed factory costs.
Selling expenses: Selling expenses increased $408,054 to $1,079,267 for the three months ended March 31, 2011 from $671,213 for the three months ended March 31, 2010. Laboratory and scientific products selling expenses decreased $19,200. Selling expenses for medical device products increased $427,254. The higher medical selling expenses were due to additional personnel, expansion of our representative network and increased internal sales commissions.
General and administrative expenses: General and administrative expenses decreased $14,425 to $1,007,051 in the three months ended March 31, 2011 from $1,021,476 in the three months ended March 31, 2010.
Research and development expenses: Research and development expenses decreased $26,751 from $441,093 for the three months ended March 31, 2010 to $414,342 for the three months ended March 31, 2011. Laboratory and scientific products research and development expenses decreased $31,901 due to lower product development costs. Research and development expenses for medical device products increased $5,150.
Other income (expense): Other income for the three months ended March 31, 2011 was $231,421 as compared to $832,683 for the three months ended March 31, 2010, a decrease of $601,262 due to the recovery of the Focus note in the third quarter of fiscal 2010 in the amount of $693,044. This decrease was partially offset by the receipt of a federal Therapeutic Discovery credit of $114,391 recorded during the third quarter of fiscal 2011.
Income taxes: The effective tax rate was (1%) for the three months ended March 31, 2011, as compared to an effective tax rate of 50% for the three months ended March 31, 2010. The (1%) is predicated on the assumption of an effective tax rate of approximately (1%) based upon updated assumptions for fiscal 2011 plus the impact of permanent differences between accounting and taxable income.

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
Working capital at March 31, 2011 and June 30, 2010 was $11,640,000 and $14,460,000, respectively. For the nine months ended March 31, 2011, cash used in operations totaled $1,455,000. For the nine months ended March 31, 2011, cash used in investing activities totaled $1,514,000. For the nine months ended March 31, 2011, cash used in financing activities was $189,000 predominately due to the pay down of the insurance note payable.
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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The Current Report on Form 8-K filed by the Company with the SEC on January 28, 2011 contains a description of the litigation instituted by PuriCore Limited with respect to the sale by the Company of all of the outstanding shares of stock of Labcaire Systems, Ltd. and is hereby incorporated by reference in this Report.

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
Date: May 10, 2011

MISONIX, INC. (Registrant)
By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary