Form 10-K
period 2011-06-30
MISONIX INC
filed 2011-09-20
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2010 (computed by reference to the closing price of such stock on such date) was approximately $14,884,093.

There were 7,001,370 shares of Common Stock outstanding at September 20, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

With the exception of historical information contained in this Form 10-K, content herein may contain "forward looking statements" that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Misonix, Inc. (the “Company”) cannot guarantee that any forward looking statements will be accurate, although the Company believes that is has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company’s expectations and projections. These factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, potential acquisitions, consumer and industry acceptance, litigation and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in the Company's business lines, and other factors discussed in this Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Company disclaims any obligation to update its forward-looking statements.

PART I

Item 1. Business.

Overview

MISONIX, INC. ("Misonix" or the "Company") is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, develops and markets minimally invasive ultrasonic medical device products. These products include the BoneScalpelTM cutting system which is used among other things for surgical procedures of the spine, the SonaStar® Surgical Aspirator which is used to emulsify and remove soft and hard tumors, the SonicOne® Wound Cleansing and Debridement System (“SonicOne”) that offers tissue specific debridement and cleansing of wounds for effective removal of devitalized tissue and fibrin deposits while sparing viable cells, and the AutoSonix ultrasound cutting and coagulating system which is marketed by Misonix through an agreement with Covidien Ltd. Misonix also markets its Lysonix ultrasound assisted liposuction device with Mentor Corporation, a subsidiary of Johnson & Johnson (“Mentor”). The Company also develops and markets ductless fume enclosures for filtration of gaseous contaminates in the laboratory and forensic markets.

The Company's 100% owned subsidiary, Hearing Innovations, Inc. ("Hearing Innovations"), is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

In fiscal 2011, approximately 30% of the Company's net sales were to foreign markets. These sales had credit risks as some large distributor sales were not secured by letters of credit, but given terms on open account. Most open account sales require a 50% down payment which generally covers the cost of the equipment. Foreign country sales on open credit terms do not to exceed 60 days. Distributors that are not given credit terms either pay in advance or have letters of credit securing the sales. All foreign sales are remitted to Misonix in U.S. currency.

Discontinued Operations

On August 4, 2009, the Company sold its Labcaire Systems, Ltd. ("Labcaire") subsidiary to PuriCore International Limited ("PuriCore Limited") for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. In August 2011, the Company received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate is consistent with published discounts. The discounted value of the note ($900,000) was used to determine gain or loss on the sale and the remaining outstanding balance is included in other assets in the consolidated balance sheet, with the current portion reflected as a component of notes receivable. The Company will also receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing ("AER") and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company is subject to a maximum payment of $1,000,000. The aggregate commission will not be recognized in determining the current gain or loss on the sale of Labcaire until the commission is paid. As of June 30, 2011, there were no commissions paid. For the year ended June 30, 2010, the Company recorded a pre-tax loss on the sale of Labcaire of $295,879. Results of Labcaire operations have been reported as a discontinued operation for all periods presented.

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2011, the Company was a party to a suit filed by PuriCore International Limited ("PuriCore Limited") in the High Court of Justice, Queens Bench Division, Commercial Court, Royal Courts of Justice, London, England (Claim No. 2011-42) (the "Lawsuit"). In the Lawsuit, PuriCore Limited claimed damages from the Company in respect of breach of warranties contained in the Stock Purchase Agreement, dated August 4, 2009 (the "SPA"), pursuant to which the Company sold Labcaire to PuriCore Limited. PuriCore Limited claimed damages of £2,167,000 or approximately $3,600,000, plus interest and its legal costs. The Company denied the allegations contained in the Lawsuit.

On July 19, 2011, PuriCore Limited and the Company reached an agreement to settle the Lawsuit (the "Settlement"). The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc's obligation under the SPA to pay up to $1,000,000 of previously unrecorded, contingent Commissions (as defined in the SPA); (ii) pay PuriCore, Inc. ("PuriCore"), an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited's legal costs and (iii) enter into a Product License and Distribution Agreement, dated as of July 19, 2011, with PuriCore (the "Distribution Agreement").

Pursuant to the Distribution Agreement, the Company has been granted the right to distribute PuriCore's Vashe solution products in the United States, on a private label basis, as an irrigating solution for the treatment of human wound care mainly in conjunction with therapeutic ultrasonic procedures (the "Field"). PuriCore has agreed, subject to modification, not to sell the products that are the subject of the Distribution Agreement (the "Licensed Products") to any other therapeutic ultrasound company for distribution in the Field in the United States ("Exclusivity"). The Company has agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties other than the Licensed Products so long as the Company has Exclusivity.

The Distribution Agreement is for a three (3) year term with automatic renewals for successive two (2) year periods; provided that the Company and PuriCore have agreed upon sales volume targets for each renewal period (such volume targets not to increase by more than ten (10%) percent year over year unless otherwise agreed) and provided that the cost terms shall be no less favorable than the twelve (12) months leading up to the start of such renewal period. In no event will the Distribution Agreement survive beyond the expiration or invalidation of all of PuriCore's patents.

During the initial three (3) year term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the "Minimum Payment"). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company's right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration (“FDA”) has made a final determination that prohibits the sale of the Licensed Products for use in the Field.

The Company has the right to manufacture the Licensed Products if PuriCore is unable to meet certain performance standards and will pay PuriCore a royalty after the $2,000,000 in gross margin value requirement has been satisfied (it is anticipated that Misonix will receive more than $4 million in gross margin) if the Company is then manufacturing the Licensed Products.

During a renewal period, PuriCore may terminate the Distribution Agreement if (i) the Company fails to purchase the agreed upon volume target for such renewal period and does not cure such failure in accordance with the Distribution Agreement or (ii) upon twelve (12) months notice.

On October 2, 2009, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems ("Sonora") sold substantially all of its assets to Medical Imaging Holdings, Inc. ("Medical Imaging") for a cash payment of $8,000,000 (subject to a future adjustment based on net working capital, at the closing). On April 6, 2010, the Company paid $257,029 to Medical Imaging for the net difference of adjustments of working capital and the effect of income taxes. These amounts were reflected in discontinued operations in the June 30, 2010 audited financial statements. The Company also purchased at the closing of such transaction, utilizing $1,200,000 of the proceeds, the remaining outstanding 5% of Sonora's shares. Sonora is engaged in the business of (i) selling, repairing and servicing new and used diagnostic ultrasound systems and consumable accessories used in conjunction therewith, (ii) selling, repairing, servicing and testing diagnostic ultrasound transducers, (iii) developing and selling equipment for testing ultrasound transducers, (iv) selling equipment used for cleaning and disinfecting ultrasound transducers including, but not limited to, transesophogeal echocardiography probes, (v) selling equipment used for testing endoscopic probes, (vi) repairing and servicing MRI systems and parts and subsystems used therein, and (vii) performing training for the service and maintenance of diagnostic ultrasound and MRI systems, in each instance throughout the world. The net assets and results of Sonora operations have been reported as a discontinued operation for all periods presented.

On May 28, 2010, Misonix announced the sale to USHIFU, LLC ("USHIFU") of all of its rights to the High Intensity Focused Ultrasound ("HIFU") technology together with other HIFU-related assets. In consideration for the sale, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the businesses being sold, up to the time the Company has received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and, beginning December 31, 2011, the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Misonix will also be paid for 3 units in inventory of new Sonablate® 500 machines which totaled $465,000. The obligation to pay for such machines was secured by a note due December 31, 2010. At December 31, 2010, the note was fully paid, and cash received is shown in the discontinued operations section of the Company's cash flow statements. At the closing of such transaction, USHIFU paid Misonix for inventory associated with manufacturing the Sonablate® 500 and reimbursed Misonix for certain monies expended in connection with the HIFU Registry. The net assets and results of HIFU operations have been reported as a discontinued operation for all periods presented.

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

Medical Devices

On June 1, 2011, Misonix entered a new five-year exclusive U.S. distribution agreement with Anika Therapeutics S.r.l., a wholly owned subsidiary of Anika Therapeutics, Inc. (NASDAQ: ANIK), a leader in products for tissue protection, healing, and repair. Misonix will sell and distribute Anika's Hyalomatrix® product, a skin substitute based on hyaluronic acid technology. Hyalomatrix is indicated for treatment of a wide range of acute and chronic wounds and will be a companion product for Misonix's SonicOne.

Anika will manufacture and supply finished product to Misonix, while Misonix will be responsible for all aspects of commercialization in the United States. A recognized leader in advanced ultrasonic wound management, Misonix has U.S. sales and marketing organizations for both the surgery and clinic settings, where acute and chronic wounds are treated. Both sales organizations will market the Hyalomatrix product offering.

On July 19, 2011, Misonix and PuriCore, Inc., a U.S. subsidiary of PuriCore, entered into a Product License and Distribution Agreement (the "Distribution Agreement") whereby Misonix will distribute, on a limited exclusive basis with respect to other therapeutic ultrasound companies in the United States, a private label version of PuriCore's Vashe® wound therapy product, which is a solution intended for cleansing, irrigating, moistening, and debriding acute and chronic dermal lesions. Use of the new product will be emphasized in conjunction with clinical procedures performed with Misonix ultrasonic systems and gives surgeons and clinicians an expanding line of products for treating wounds. The Distribution Agreement is for three years with a two year extension contingent on meeting certain goals. As part of this Distribution Agreement, Misonix has the obligation over a three year period to either purchase or pay a minimum of $2 million in gross margin value to PuriCore. When PuriCore receives $2 million in gross margin purchases under the Distribution Agreement, it is anticipated that Misonix will have received more than $4 million in gross margin.

In October 1996, the Company entered into a twenty-year license agreement (the "USS License") with United States Surgical, now a unit of Covidien Ltd. ("USS"). The USS License covers the further development of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The USS License gives USS exclusive worldwide marketing and sales rights for this technology and device. Total sales of this device were approximately $3,260,000 and $3,172,000 for the fiscal years ended June 30, 2011 and 2010, respectively. Total royalties from sales of this device were approximately $550,000 and $576,000 for the fiscal years ended June 30, 2011 and 2010, respectively.

The Company is currently negotiating a new distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. Total sales of this device were approximately $900,000 and $919,000 for the fiscal years ended June 30, 2011 and 2010, respectively.

Laboratory and Scientific Products

The Company's other revenue producing activities consist of the manufacture and sale of Aura™ ductless fume hood products. The Aura ductless fume hood products offer 40 years of experience in providing safe work environments to medical, pharmaceutical, biotech, semiconductor, law enforcement, federal and local government laboratories. We manufacture a complete line of ductless fume enclosures to control and eliminate hazardous vapors, noxious odors and particulates in the laboratory. All fume enclosure products utilize either activated carbon or HEPA filters to capture contaminants and are a cost effective alternative to standard laboratory fume hoods that require expensive ductwork to vent contaminants to the outside. Misonix also offers laminar airflow stations and PCR enclosures. Misonix Ductless Fume Hoods meet or exceed applicable OSHA, ANSI, NFPA, SEFA and ASHRAE standards for ductless fume hoods. School Demonstration Ductless Fume Hoods have proven to be a valuable addition to hundreds of high school science laboratories. Multiple application filters allow for the use of a variety of chemicals and a clear back panel enables students to view demonstrations from all sides.

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

Market and Customers

Medical Devices

The Company relies on its licensee, USS, a significant customer, for marketing the ultrasonic AutoSonix surgical device. The Company also relies on other distributors such as Mentor, Aesculap, Inc. (“Aesculap”) and independent distributors for the marketing of its medical products such as SonaStar, BoneScalpel, and Lysonix 3000, exclusively in the United States. The Company sells its SonicOne Wound Cleansing and Debridement System for certain other applications through direct sales persons throughout the United States. All products are sold through distributors or representatives outside the United States.

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

Laboratory and Scientific Products

The Company manufactures and assembles the majority of its laboratory and scientific products at its production facility located in Farmingdale, New York. The Company's products include components manufactured by other companies in the United States. The Company has several components that are single source of supply. The Company has no long-term supply agreements. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.

Competition

Medical Devices

Competition in the medical device products and the medical repair and refurbishment industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company's. Some of the Company's major competitors are Johnson & Johnson, Valley Lab, a division of Tyco Healthcare, Integra Life Sciences, Inc., and Sööring.

Laboratory and Scientific Products

The Company believes that specific advantages of its fume enclosures include efficiency and other product features, such as durability and ease of operation. Ductless fume enclosure advantages are the quality of the product and versatility of applications. The principal competitors for the Company's ductless fume enclosure are Captair, Inc., Air Science Technologies, and Air Cleaning Systems, Inc.

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

Patents, Trademarks, Trade Secrets and Licenses

The Company also owns trademark registrations for Mystaire in both England and Germany.

The following is a list of the U.S. patents which have been issued to the Company:

Number		Description	Issue Date	Expiration Date

5,306,261		Guidewire guides — relating to the Company's Alliger System for a catheter with collapsible wire guide.	04/26/1994	01/22/2013

5,443,456		Guidewire guides — relating to the Company's Alliger System for a catheter with collapsible wire guide.	08/22/1995	02/10/2014

5,371,429	*	Flow-thru transducer — relating to the Company's liposuction system and its ultrasonic laboratory and scientific products for an electromechanical transducer device.	12/06/1994	09/28/2013

5,397,293		Catheter sheath — relating to the Company's Alliger System for an ultrasonic device with sheath and transverse motion damping.	03/14/1995	11/25/2012

5,419,761	*	Liposuction — relating to the Company's liposuction apparatus and associated method.	05/30/1995	08/03/2013

D409 746		Cannula for ultrasonic probe.	05/11/1999	05/11/2013

D408 529		Cannula for ultrasonic probe.	04/20/1989	04/20/2013

D478165		Cannula for ultrasonic probe.	08/05/2003	08/05/2017

5,465,468
Flow-thru transducer — relating to the method of making an electromechanical transducer device to be used in conjunction with the Company's soft tissue aspiration system and ultrasonic laboratory and scientific products.
			11/14/1995	12/06/2014

5,527,273	*	Ultrasonic probes — relating to an ultrasonic lipectomy probe to be used with the Company's soft tissue aspiration technology.	06/18/1996	10/6/2014

5,769,211		Autoclavable switch — relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures.	06/23/1998	01/21/2017

5,562,609		Ultrasonic surgical probe.	10/08/1996	10/07/2014

5,562,610		Needle for ultrasonic surgical probe.	10/08/1996	10/07/2014

Number		Description	Issue Date	Expiration Date
6,033,375		Ultrasonic probe with isolated and Teflon coated outer cannula.	03/07/2000	12/23/2017

6,270,471		Ultrasonic probe with isolated outer cannula.	08/07/2001	12/23/2017

6,443,969		Ultrasonic blade with cooling.	09/03/2002	08/15/2020

6,379,371		Ultrasonic blade with cooling.	04/30/2002	11/15/2019

6,375,648		Infiltration cannula with Teflon coated outer surface.	04/23/2002	10/02/2018

6,063,050		Ultrasonic dissection and coagulation system.	05/16/2000	10/16/2017

6,036,667		Ultrasonic dissection and coagulation system.	03/14/2000	08/14/2017

6,582,440		Non-clogging catheter for lithotrity.	06/24/2003	12/26/2016

6,454,730		Thermal film ultrasonic dose indicator.	09/24/2002	04/02/2019

6,613,056		Ultrasonic probe with low-friction bushings.	09/02/2003	02/17/2019

6,648,839		Ultrasonic medical treatment device for RF cauterization and related method.	11/18/2003	05/08/2022

6,660,054		Fingerprint processing chamber with airborne contaminant containment and adsorption.	12/09/2003	09/10/2021

6,736,814		Ultrasonic medical treatment device for bipolar RF cauterization and related method.	05/18/2004	02/28/2022

6,799,729		Ultrasonic cleaning probe.	10/05/2004	10/05/2021

6,869,439		Ultrasonic dissector.	03/22/2005	03/22/2022

6,902,536		RF cauterization and ultrasonic ablation.	06/07/2005	06/07/2022

6,377,693	**	Tinnitus masking using ultrasonic signals.	06/23/1994	06/23/2014

6,173,062	**	Frequency transpositional hearing aid with digital and single sideband modulation.	03/16/1994	03/16/2014

6,169,813	**	Frequency transpositional hearing aid with single sideband modulation.	03/16/1994	03/16/2014

5,663,727	**	Frequency response analyzer and shaping apparatus and digital hearing enhancement apparatus and method utilizing the same.	06/23/1995	06/23/2015

7,442,168		High efficiency medical transducer with ergonomic shape and method manufacture.	10/28/2008	04/01/2023

7,223,267		Ultrasonic probe with detachable slidable cauterization forceps.	02/06/2004	02/06/2024

7,717,913		Cauterization and ultrasonic ablation instrument with multi hole collar and electrode MTG sleeve.	05/18/2010	11/04/2024

7,776,027		Medical Handpiece with automatic power switching means.	08/17/2010	07/11/2022

6,492,762		Ultrasonic Transducer, Transducer Array and Fabrication Method.	12/10/2002	03/22/2020

6,787,974		Ultrasound Transducer Unit and Planar Ultrasound Lens.	09/7/2004	11/21/2021

6,461,314		Intrabody HIFU Applicator.	10/08/2002	02/02/2020

D627,463		Ultrasonic Wound Treatment Probe.	01/27/2010	11/24/2024

7,931,611		Ultrasonic Wound Debrider Probe and Method of Use.	03/23/2005	10/15/2027

*	Patents valid also in Japan, Europe and Canada.

**	Owned by Hearing Innovations, Inc.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration Number	Registration Date	Mark	Goods	Renewal Date
2,611,532	08/27/2002	Mystaire	Scrubbers Employing Fine Sprays Passing Through Mesh for Eliminating Fumes and Odors from Gases.	08/27/2012

1,219,008	12/07/1982	Sonimist	Ultrasonic and Sonic Spray Nozzle for Vaporizing Fluid for Commercial, Industrial and Laboratory Use.	03/22/2013

1,200,359	04/03/2002	Water Web	Lamination of Screens to Provide Mesh to be Inserted in Fluid Stream for Mixing or Filtering of Fluids.	04/03/2013

2,320,805	02/22/2000	Aura	Ductless Fume Enclosures.	02/22/2020

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely, ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers.	02/10/2014

1,195,570	07/14/2002	Astrason	Portable Ultrasonic Cleaners featuring Microscopic Shock Waves.	07/14/2012

3,373,435	01/22/2008	SonicOne	Ultrasonic Surgical Systems.	01/22/2018

3,637,456	06/16/2009	Misonix	Ultrasonic cleaning units and ultrasonic liquid processors for industrial, domestic and/or laboratory use.	06/16/2012

3,583,091	03/03/2009	Osteosculpt	Surgical devices and instruments, namely, ultrasonic cutters and ablators.	03/03/2019

3,775,329	04/13/2010	Sonastar	Ultrasonic medical devices namely ultrasonic surgical aspirators, ultrasonic scalpels and ultrasonic bone shavers.	04/13/2020

3,882,225	12/30/2010	Misonix	Laboratory equipment, namely forensic drying equipment, humidified incubators, laboratory filters and forensic workstations.	12/30/2020

Backlog

As of June 30, 2011, the Company's backlog (firm orders that have not yet been shipped) was $2,365,982, as compared to $1,630,824 as of June 30, 2010. The Company's backlog relating to laboratory and scientific products was $271,811 at June 30, 2011, as compared to $172,153 as of June 30, 2010. The Company's backlog relating to medical devices was $2,094,171 as compared to $1,458,671 at June 30, 2010.

Employees

As of June 30, 2011, the Company employed a total of 77 full-time employees, including 24 in management and supervisory positions. The Company considers its relationship with its employees to be good.

Business Segments

The following table provides a breakdown of net sales by business segment for the periods indicated:

	Fiscal year ended June 30,
	2011	2010
Medical devices	$12,373,028	$10,737,379
Laboratory and scientific products	2,067,033	2,633,896
Net sales	$14,440,061	$13,371,275

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

	Twelve months ended June 30,
	2011	2010
United States	$10,142,099	$10,452,705
Australia	234,181	49,447
Europe	1,669,642	1,244,527
Asia	333,436	756,722
Canada and Mexico	311,063	241,045
South America	687,321	286,263
South Africa	572,939	8,801
Middle East	275,532	267,929
Other	213,848	63,836
	$14,440,061	$13,371,275

Website Access Disclosure

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge on the Company's website at www.MISONIX.COM as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Also, copies of the Company's annual report will be made available, free of charge, upon written request.

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth immediately prior to the beginning of Item 1 of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations. The following list sets forth many, but not all, of the factors that could impact upon the Company’s ability to achieve results discussed in any forward leading statement. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

Risks Related to Our Business

We are subject to extensive medical device regulation which may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

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

As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a medical device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.

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

Patents and other proprietary rights are and will be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We also rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous U.S. and foreign patents. We also are party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash or royalty payments. No assurance can be made that any pending or future patent applications will result in issued patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid.

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

Anyone or any company can bring an action against Misonix.

Our judicial system allows anyone to bring a claim against the Company and force the Company to defend itself even if the claim is baseless. The defense may or may not be covered by the Company’s insurance, the result of which could ultimately create a burden on the Company dependent upon the outcome.

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

As a part of the regulatory process of obtaining marketing clearance from the FDA for new products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market's perception of this clinical data, may adversely impact our ability to obtain product approvals from the FDA, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

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

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical device industry, which could have an adverse effect on our business, financial condition or results of operations.

The medical device product market is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which have greater financial and marketing resources than we do.

Additionally, the medical device product market is characterized by extensive research and development and rapid technological change. Developments by other companies of new or improved products, processes or technology may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technology and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products. Failure to develop new products or enhance existing products could have a material adverse effect on our business, financial condition or results of operations.

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

We signed in the past and may pursue in the future contracts and agreements with third parties to assist in our marketing, manufacturing, selling, and distribution efforts. We cannot assure you that any agreements or arrangements entered into will be successful.

The current disruptions in the financial markets could affect our ability to obtain debt financing on favorable terms (or at all) and have other adverse effects on us.

The United States credit markets have recently experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases and even if available caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers able to find financing less attractive, and in many cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access debt financing on favorable terms or at all. In addition, Federal legislation to deal with the current disruptions in the financial markets could have an adverse effect on our financial condition and results of operations.

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

Specifically, one of the new law's components is a 2.3% excise tax on sales of most medical devices, starting in 2013. This tax may put increased cost pressure on medical device companies, including our customers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for products we produce in order to offset the tax.

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

Item 3. Legal Proceedings.

The Current Report on Form 8-K filed by the Company with the SEC on July 22, 2011 contains a description of the settlement of the litigation instituted by PuriCore Limited with respect to the sale by the Company of all of the outstanding shares of stock of Labcaire Systems, Ltd. and is hereby incorporated by reference in this Report. See also “Item 1. Business – Discontinued Operations.”

Item 4. Removed and Reserved.

Removed.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The Company's common stock, $.01 par value ("Common Stock"), is listed on the Nasdaq Global Market ("Nasdaq") under the symbol "MSON".

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by Nasdaq:

	High	Low
Fiscal 2011:
First Quarter	$2.28	$1.61
Second Quarter	2.99	2.04
Third Quarter	2.57	2.07
Fourth Quarter	2.66	2.14

	High	Low
Fiscal 2010:
First Quarter	$2.63	$1.60
Second Quarter	2.75	1.74
Third Quarter	2.74	1.77
Fourth Quarter	2.99	2.08

(b)
As of September 20, 2011, the Company had 7,001,370 shares of Common Stock outstanding and 75 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c)
The Company has not paid any cash dividends since its inception. The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Equity Compensation Plan Information:

			Number of securities
			remaining for future
	Number of securities to be	Weighted average exercise	issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I. 1996 Director's Plan	135,000	5.28	—
II. 1996 Plan	41,000	5.83	—
III. 1998 Plan	14,750	6.47	—
IV. 2001 Plan	871,365	5.00	—
V. 2005 Plan	499,800	2.16	200
VI. 2005 Director's Plan	195,000	3.66	5,000
VII. 2009 Plan	8,500	1.82	491,500
VIII. 2009 Director's Plan	30,000	2.41	170,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,795,415	$4.06	666,700

Item 6. Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. Unless otherwise specified, this discussion relates solely to the Company's continuing operations.

All of the Company's sales to date have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products, and laboratory and scientific products, which include ductless fume enclosures for filtration of gaseous emissions in laboratory and forensic markets.

Fiscal years ended June 30, 2011 and 2010:

Net sales: Net sales increased $1,068,786 or 8% to $14,440,061 in fiscal 2011 from $13,371,275 in fiscal 2010. This difference in net sales is principally due to an increase in medical device products sales of $1,635,649 or 15.2% to $12,373,028 in fiscal 2011 from $10,737,379 in fiscal 2010. The increase in sales of medical device products is principally due to an increase in Neuroaspirator revenues of $1,990,888, and higher SonicOne revenue of $394,525 along with higher Autosonix revenue of $65,803, partially offset by lower BoneScalpel revenues of $866,495. BoneScalpel revenue was lower primarily due to a shift to in house sales based upon Aesculap becoming a non- exclusive distributor of the BoneScalpel Product. Aesculap revenues were reduced due to their order shortfall against contractual requirements. The Company believes BoneScalpel revenues will rise in subsequent years due to renewed focus. This increase in medical device products sales was partially offset by a decrease in sales of laboratory and scientific products of $566,863 to $2,067,033 in fiscal 2011 from $2,633,896 in fiscal 2010. The decrease in sales of laboratory and scientific products is due to a decrease in forensic ductless fume enclosure sales; primarily the result of the current economic conditions in the United States, particularly affecting municipalities to which these products are sold.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Twelve months ended June 30,
	2011	2010
United States	$10,142,099	$10,452,705
Australia	234,181	49,447
Europe	1,669,642	1,244,527
Asia	333,436	756,722
Canada and Mexico	311,063	241,045
South America	687,321	286,263
South Africa	572,939	8,801
Middle East	275,532	267,929
Other	213,848	63,836
	$14,440,061	$13,371,275

Summarized financial information for each of the segments for the years ended June 30, 2011 and 2010 are as follows:
For the year ended June 30, 2011:
	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$12,373,028	$2,067,033	$-	$14,440,061
Cost of goods sold	5,286,645	1,568,365	-	6,855,010
Gross profit	7,086,383	498,668	-	7,585,051
Selling expenses	3,885,784	528,205	-	4,413,989
Research and development	1,431,627	280,952	-	1,712,579
General and administrative	-	-	4,499,521	4,499,521
Total operating expenses	5,317,411	809,157	4,499,521	10,626,089
Operating income (loss) from continuing operations	$1,768,972	$(310,489)	$(4,499,521)	$(3,041,038)
Net loss from discontinued operations	$(147,011)	$(971,859)	$-	$(1,118,870)

For the year ended June 30, 2010:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$10,737,379	$2,633,896	$-	$13,371,275
Cost of goods sold	4,937,666	1,907,114	-	6,844,780
Gross profit	5,799,713	726,782	-	6,526,495
Selling expenses	3,103,019	522,053	-	3,625,072
Research and development	1,457,373	346,151	-	1,803,524
General and administrative	-	-	5,055,848	5,055,848
Total operating expenses	4,560,392	868,204	5,055,848	10,484,444
Operating income (loss) from continuing operations	$1,239,321	$(141,422)	$(5,055,848)	$(3,957,949)
Net (loss) income from discontinued operations	$(720,325)	$49,307	$-	$(671,018)

Net sales for the three months ended June 30, 2011 were $4,165,230, a decrease of $133,723 as compared to $4,278,953 for the three months ended June 30, 2010. Medical device products sales increased $160,548, primarily due to an increase in Neuroaspirator sales of $699,645, partially offset by lower BoneScalpel sales of $494,131. Laboratory and scientific products sales decreased $274,271 due primarily to a decrease in forensic fume enclosure product sales resulting from the weakened economy and funds available to local law enforcement.

Summarized financial information for each of the segments for the three months ended June 30, 2011 and 2010 are as follows:

For the three months ended June 30, 2011:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$3,765,434	$399,796	$-	$4,165,230
Cost of goods sold	1,631,442	345,721	-	1,977,163
Gross profit	2,133,992	54,075	-	2,188,067
Selling expenses	1,185,403	129,619	-	1,315,022
Research and development	335,894	73,564	-	409,458
General and administrative	-	-	1,165,183	1,165,183
Total operating expenses	1,521,297	203,183	1,165,183	2,889,663
Operating income (loss) from continuing operations	$612,695	$(149,108)	$(1,165,183)	$(701,596)
Net loss from discontinued operations	$(41,647)	$(799,582)	$-	$(841,229)

For the three months ended June 30, 2010:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$3,604,886	$674,067	$-	$4,278,953
Cost of goods sold	1,530,866	453,375	-	1,984,241
Gross profit	2,074,020	220,692	-	2,294,712
Selling expenses	832,548	142,825	-	975,373
Research and development	319,691	96,700	-	416,391
General and administrative	-	-	1,231,208	1,231,208
Total operating expenses	1,152,239	239,525	1,231,208	2,622,972
Operating income (loss) from continuing operations	$921,781	$(18,833)	$(1,231,208)	$(328,260)
Net loss from discontinued operations	$(596,186)	$(277,552)	$-	$(873,738)

Gross profit: Gross profit increased to 52.5% in fiscal 2011 from 48.8% in fiscal 2010. Gross profit for medical device products increased to 57.3% in fiscal 2011 from 54% in fiscal 2010. Gross profit for therapeutic medical device products was positively impacted by a favorable product mix due to increased sales of the Neuroaspirator product, primarily disposables, as the Company is selling this product directly as opposed to through a distributor in the United States. Gross profit for laboratory and scientific products decreased to 24.1% in fiscal 2011 from 27.6% in fiscal 2010 due to lower volume. Gross profit for the three months ended June 30, 2011 was 52.5% as compared to 53.6% for the three months ended June 30, 2010. Gross margins for medical device products were 56.7% for the three months ended June 30, 2011 as compared to 57.5% for the three months ended June 30, 2010. Laboratory and scientific products gross margins were 13.5% for the three months ended June 30, 2011 and 32.7% for the three months ended June 30, 2010.

Selling expenses: Selling expenses increased $788,917 to $4,413,989 (30.6% of net sales) in fiscal 2011 from $3,625,072 (27.1% of net sales) in fiscal 2010. Laboratory and scientific products selling expenses increased approximately $6,125. Selling expenses for medical device products increased approximately $782,765, principally due to commissions because the Company is selling the Neuroaspirator directly, as opposed to using distributors, higher travel expenses of $128,410, partially offset by a decrease in other selling expenses of $16,484. Selling expenses for the three months ended June 30, 2011 increased $339,649 to $1,315,022 (31.6% of net sales) from $975,373 (22.8% of net sales) in the three months ended June 30, 2010. Selling expenses related to medical device products sales increased approximately $352,855 due to increased commissions of $219,169, higher travel expenses of $73,427 and marketing expenses of $76,937, partially offset by other lower selling expenses of $16,678. Laboratory and scientific products selling expenses decreased approximately $13,206.

General and administrative expenses: Total general and administrative expenses decreased $556,327 in fiscal 2011 to $4,499,521 from $5,055,848 in fiscal 2010 due to lower rent and utilities expenses of $207,731, salary expense of $181,484, insurance $131,957, bank fees of $99,566, and other favorable expenses of $710, partially offset by increased shareholder relation expenses of $65,121. General and administrative expenses for the three months ended June 30, 2011 decreased $66,025 to $1,165,183 from $1,231,208 for the three months ended June 30, 2010 due to lower rent expense, partially offset by increased legal and accounting fees.

Research and development expenses: Research and development expenses decreased $90,945 to $1,712,579 in fiscal 2011 from $1,803,524 in fiscal 2010. Research and development expenses for medical device products decreased $25,746. Laboratory and scientific products research and development expenses decreased $65,199. The decrease in research and development expenses related to medical device products is mainly related to lower patent amortization of approximately $34,731 at Hearing Innovations partially offset by other unfavorable expenses of $8,985. The decrease in research and development expenses related to laboratory and scientific products is due to lower salary related expenses of $55,659 and other favorable expenses of $9,540. Research and development expenses for the three months ended June 30, 2011 decreased $6,933 to $409,458, from $416,391 for the three months ended June 30, 2010. Medical device products research and development costs increased $16,203 and expenses for laboratory and scientific products decreased $23,136 for the three months ended June 30, 2011.

Other income: Other income decreased $382,433 in fiscal 2011 to $689,878 from $1,072,311 in fiscal 2010. The decrease in other income is primarily due to the recovery of the Focus Surgery, Inc. note in the third quarter of fiscal 2010 in the amount of $693,044. This amount was partially offset by the receipt of a federal therapeutic discovery credit of $114,391, lower interest expenses of $47,420, lower royalty expenses of $37,753, higher royalty income of $26,825, favorable foreign exchange of $70,594 and other favorable expenses of $13,628. Other income (expense) increased $90,091 to $112,185 for the three months ended June 30, 2011 from $22,094 for the three months ended June 30, 2010. The increase is due to favorable foreign exchange of $56,385, higher net royalty income of $20,542 and other favorable expenses of $13,164.

Income taxes: In fiscal 2011 the income tax expense effective tax rate was (3)%. In prior years the Company established a valuation allowance against deferred tax assets due to the net loss from operations over the past 5 years which caused management to conclude that it is more likely than not its deferred tax assets will not be fully realized.

Discontinued operations:

The following represents the results of Sonora, Labcaire, UKHIFU Limited and Misonix HIFU Technologies Limited, which were disposed of previously and have been reported as a discontinued operation:

	For the year ended
	June 30,
	2011	2010
Revenues	$-	$5,195,005
(Loss) income from discontinued operations, before tax	$(1,118,870)	$1,256,425
Loss on sale of Labcaire	-	(295,879)
Gain on sale of Sonora	-	947,374
Loss on sale of HIFU	-	(782,286)
Income tax expense	-	(1,816,324)
Loss from discontinued operations net of tax	(1,118,870)	(690,690)
Noncontrolling interest in discontinued operation	-	19,672
Loss from discontinued operations net of tax attributable to
Misonix, Inc. shareholders	$(1,118,870)	$(671,018)

Loss from discontinued operations for the year ended June 30, 2011 is primarily comprised of the settlement of the Lawsuit associated with the sale of Labcaire, as disclosed in Item 1, of $650,000 and related legal expenses incurred by the Company in conjunction with the Lawsuit.

Liquidity and Capital Resources:

Working capital at June 30, 2011 and June 30, 2010 was $10,233,000 and $14,460,000, respectively. For the year ended June 30, 2011, cash used in operations totaled $1,256,000. The major use of cash from operations was related to net loss from continuing operations of $2,415,376 partially offset primarily by higher accounts payables and other accrued expenses of $1,086,125 during the year ended June 30, 2011. For the fiscal year 2011, cash used in investing activities totaled $1,573,000, primarily consisting of the purchase of property, plant and equipment and increased demonstration equipment for the BoneScalpel during the regular course of business along with the purchase of assets from Aesculap. For the fiscal year 2011, cash used in financing activities was $191,000, primarily consisting of principal payments of approximately $178,000. Cash used by discontinued operations was $4,000.

The Company believes it has sufficient cash to finance operations for at least the next 12 months.

The Company maintains cash balances at various financial institutions. At June 30, 2011, these financial institutions held cash that was approximately $6,640,000 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Commitments

The Company has commitments under capital and operating leases that will be funded from operating sources. At June 30, 2011, the Company's contractual cash obligations and commitments relating to capital and operating leases are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Capital leases	14,274	-	-	-	14,274
Operating leases	308,742	634,354	320,310	-	1,263,406
	$323,016	$634,354	$320,310	$-	$1,277,680

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

Critical Accounting Policies:

General: Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following are our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

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

Revenue Recognition: The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination points are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return and payment for these shipments is not contingent on sales by the distributor. Accordingly, the Company recognizes revenue on shipments to distributors in the same manner as with other customers. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements. Service contract and royalty income are recognized when earned.

Goodwill:

The Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) Nos. 805 and 350, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively.

Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of identifiable intangible assets, in-process research and development, and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2011 and 2010 in the respective fourth quarter. No impairment of goodwill was deemed to exist.

Income Taxes: Income taxes are accounted for in accordance with ASC No. 740, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant judgment is required in determining the realizability of deferred tax assets including estimates of future sufficient taxable income to support the recovery of tax assets.

Financial Accounting Standards establish guidance for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefits from an uncertain tax position only it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statement from such positions should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Financial Accounting Standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures requirements,

Stock-Based Compensation: The Company adopted the fair-value recognition provisions of ASC No. 817 "Share-Based Payment" and SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. The fair value of the stock options is estimated based upon option price, volatility, the risk free rate, and the average time the shares are held. It is then amortized over the vesting period. See Note 7 of the Company's consolidated financial statements for additional information regarding stock-based compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on cash and certain items in inventory.

Item 8. Financial Statements and Supplemental Data.

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See "Index to Consolidated Financial Statements" on page 40.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date. This is in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 ("SOX") because the Company is a smaller reporting company under the SEC's rules. We are not required to be in compliance with SOX 404(b), which requires attestation by a company's independent auditors.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, and affected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2011.  In order to assist in the testing of our internal controls, the Company engaged a third- party to assist in the testing and evaluation of our internal control systems.

This Annual Report does not include an attestation report of the Company's current independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's current independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report.

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

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Company currently has six Directors. Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

			Director
Name	Age	Principal Occupation	Since

John Gildea	68	Director	2004

Howard Alliger	84	Director	1971

Dr. Charles Miner III	60	Director	2005

T. Guy Minetti	60	Director	2003

Thomas F. O'Neill	65	Director	2003

Michael A. McManus, Jr.	68	Director, President and Chief Executive Officer	1998

Richard Zaremba	56	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	—

Michael C. Ryan	65	Senior Vice President, Medical Division

Dan Voic	49	Vice President of Research and Development and Engineering	—

Ronald Manna	57	Vice President of New Product Development and Regulatory Affairs	—

Frank Napoli	54	Vice President of Operations	—

The following is a brief account of the business experience of the Company's Directors and executive officers:

John W. Gildea is the founding principal of Gildea Management Co., a management company of special situations with middle market companies in the United States and Central Europe. From 2000 to 2003 Gildea Management Co. formed a joint venture with J.O. Hambro Capital Management Co. to manage accounts targeting high yield debt and small capitalization equities. From 1996 to 2000 Gildea Management Co. formed and founded Latona Europe, a joint venture between Latona U.S., Lazard Co. and Gildea Management Co. to restructure several Czech Republic companies. Before forming Gildea Management Co. in 1990, Mr. Gildea managed the Corporate Series Group at Donaldson, Lufkin and Jenrette, an investment banking firm. Mr. Gildea is a graduate of the University of Pittsburgh.

Mr. Gildea has extensive experience as an international investment banker and sits on the Board of several companies. The Board believes this experience qualifies him to serve as a director.

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

Mr. Alliger has extensive experience as an inventor experienced in ultrasound technologies and is the founder of the Company. The Board believes this experience qualifies him to serve as a director.

Dr. Charles Miner III currently practices internal medicine in Darien, Connecticut. Dr. Miner is on staff at Stamford and Newark Hospitals and since 1982 has held a teaching position at Columbia Presbyterian Hospital. Dr. Miner received his M.D. from the University Of Cincinnati College Of Medicine in 1979 and received a Bachelor of Science from Lehigh University in 1974.

Dr. Miner is an experienced physician and teacher in the medical practice.  He serves on the board of private companies.  The Board believes this experience qualifies him to serve as a director.

T. Guy Minetti is Chief Executive Officer of TwigTek, Inc., which is engaged in the remarketing and recycling of used electronics. Prior to joining TwigTek in November 2009, he founded and was the Managing Director of Senior Resource Advisors LLC, a management consulting firm, from 2005 through 2008. Prior to being Managing Director of Senior Resource Advisors LLC, Mr. Minetti served as the Vice Chairman of the Board of Directors of 1-800-Flowers.Com, a publicly-held specialty gift retailer based in Westbury, New York. Before joining 1-800-Flowers.Com in 2000, Mr. Minetti was the Managing Director of Bayberry Advisors, an investment-banking boutique he founded in 1989 to provide corporate finance advisory services to small-to-medium-sized businesses. From 1981 through 1989, Mr. Minetti was a Managing Director of the investment banking firm, Kidder, Peabody & Company. While at Kidder, Peabody, Mr. Minetti worked in the investment banking and high yield bond departments. Mr. Minetti is a graduate of St. Michael's College.

Mr. Minetti has extensive experience as an investment banker and as a director of a public company. The Board believes this experience qualifies him to serve as a director.

Thomas F. O’Neill became Chairman of Ranieri Partners Financial Service Group (“RPFSG”) in 2010.  Mr. O’Neill will assist RPFSG in acquiring and running money management businesses.  Prior to joining RPFSG, he was a founding principal of Sandler O'Neill & Partners, L.P., an investment banking firm, began his Wall Street career at L.F. Rothschild. Mr. O'Neill specialized in working with financial institutions in Rothschild's Bank Service Group from 1972. He was appointed Managing Director of the Bank Service Group, a group consisting of fifty-five professionals, in 1984. In 1985, he became a Managing Director at Bear Stearns and Co-Manager of the Financial Services Group. Mr. O'Neill serves on the Board of Directors of Archer-Daniels-Midland Company and The Nasdaq Stock Market, Inc. Mr. O'Neill is a graduate of New York University and a veteran of the United States Air Force.

Mr. O'Neill has extensive experience as an investment banker, the founding partner of an investment firm, and as a director of public companies. The Board believes this experience qualifies him to serve as a director.

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

Mr. McManus' extensive first-hand knowledge of the business and historical development of the Company, as well as his executive, management and leadership experience and achievement, along with his previous experience in the pharmaceutical and medical device areas, give him highly valued insights into our Company's challenges, opportunities and business. Mr. McManus also possesses broad knowledge related to equity and capital markets that the Board believes are invaluable to the Board's discussions of the Company's capital and liquidity needs and qualify him to serve on the Board.

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

Dan Voic became Vice President of Research and Development and Engineering in January 2002. Prior thereto, he served as Engineering Manager and Director of Engineering with the Company. Mr. Voic has approximately 15 years experience in both medical and laboratory and scientific products development. Mr. Voic holds an M.S. degree in mechanical engineering from Polytechnic University "Traian Vuia" of Timisoara, Romania and an MS degree in applied mechanics from Polytechnic University of New York.

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

Executive officers are elected annually by, and serve at the discretion of, the board of directors.

	DIRECTOR COMPENSATION FOR THE 2011
	FISCAL YEAR
	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total
Michael A. McManus, Jr.	—	—	—

John Gildea	20,000	29,626	49,626

Howard Alliger	15,000	29,626	44,626

Dr. Charles Miner III	20,000	29,626	49,626

T. Guy Minetti	25,000	29,626	54,626

Thomas F. O'Neill	20,000	29,626	49,626

Outstanding options at fiscal year-end for Messrs. O'Neill and Minetti are 90,000 shares each; Messrs. Alliger, Gildea, and Miner are 60,000 shares each. Each non-employee director receives an annual fee of $15,000 and options to purchase 15,000 shares of common stock were approved by the Board of Directors. The Chairman of the Audit Committee receives an additional $10,000 per year cash compensation and the other members of the Audit Committee receive an additional $5,000 per year cash compensation. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2011.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Messrs. Gildea, Miner, Minetti and O'Neill. The Board of Directors has determined that each member of the Audit Committee is "independent" not only under the Corporate Governance Requirements applicable to Nasdaq - listed companies but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that Messrs. Gildea, Minetti and O'Neill are "audit committee financial experts" within the definition contained in a final rule adopted by the SEC.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our compensation program is intended to:

•	Attract, motivate, retain and reward employees of outstanding ability;

•	Link changes in employee compensation to individual and corporate performance;

•	Align employees' interests with those of the Company's shareholders.

The ultimate objective of our compensation program is to increase shareholder value. We seek to achieve these objectives with a total compensation approach which takes into account a competitive base salary, bonus pay based on the annual performance of the Company and individual goals and stock option awards.

Base Salaries

Base salaries paid to executives are intended to attract and retain highly talented individuals. In setting base salaries, individual experience, individual performance, the Company's performance and job responsibilities during the year are considered. Executive salaries are reconciled by Human Resources and evaluated against local companies of similar size and nature.

Annual Bonus Plan Compensation

The Compensation Committee of the Board of Directors approves annual performance-based compensation. The purpose of the annual bonus-based compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendations from the Chief Executive Officer, are evaluated and approved by the Compensation Committee for all employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula and are discretionary. The Chief Executive Officer's bonus compensation is derived from the Board of Directors' recommendation to the Compensation Committee based upon the Chief Executive Officer's performance and Company performance but is not based on a specific formula and is discretionary.

Stock Option Awards

Stock option awards are intended to attract and retain highly talented executives, to provide an opportunity for significant compensation when overall Company performance is reflected in the stock price and to help align executives' and shareholders' interests. Stock options are typically granted at the time of hire to key new employees and annually to a broad group of existing key employees, including executive officers.

Annual option grants to executive officers are made in the form of incentive stock options ("ISO's") to the fullest extent permitted under tax laws, with the balance granted in the form of nonqualified stock options. ISO's have potential income tax advantage for executives if the executive disposes of the acquired shares after satisfying certain holding periods. Tax laws provide that the aggregate grant at date of grant for market value of ISO's that become exercisable for any employee in any year may not exceed $100,000.

Our current standard vesting schedule for all employees is 25% on the first anniversary of the date of grant, 50% on the second anniversary of the date of grant, 75% on the third anniversary of the date of grant and 100% on the fourth anniversary of the date of grant.

401 (k) Plan

Our Individual Deferred Tax and Savings Plan (the "401 (k) plan") is a tax qualified retirement savings plan pursuant to which all of the Company's U.S. employees may defer compensation under Section 401 (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company contributes an amount equal to 10% of salary contributed under the 401 (k) plan by an eligible employee, up to the maximum allowed under the Code. We do not provide any supplemental retirement benefits to executive officers.

Change in Control benefits

Change in control benefits are intended to diminish the distraction that executives would face by virtue of the personal uncertainties created by a pending or threatened change in control and to assure that the Company will continue to have the executive's full attention and services at all time. Our change in control benefits are designed to be competitive with similar benefits available at companies with which we compete for executives' talent. These benefits, as one element of our total compensation program, help the Company attract, retain and motivate highly talented executives.

Mr. McManus' employment agreement provides that after a change in control of the Company, he is entitled to a one-time additional compensation payment equal to two times his total compensation (annual salary plus bonuses) at the highest rate paid during his employment payable within 60 days of termination. Mr. Zaremba has an agreement for the payment of six months of annual base salary upon a change in control of the Company.

Tax deductibility of Executive Compensation

Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2011, there was no executive officer's compensation that exceeded $1,000,000.

The following table sets forth information concerning the compensation awarded to, earned by or paid to our named executive officers during fiscal 2011 for services rendered to the Company:

SUMMARY COMPENSATION TABLE FOR THE 2011 FISCAL YEAR

Name	Fiscal Year
and Principal Position	Ended June 30,	Salary ($)	Bonus ($)	Options Awards ($)	Total ($)

Michael A. McManus, Jr.	2011	283,250	50,000	74,505	407,755
President and Chief	2010	286,458	200,000	101,075	587,533
Executive Officer	2009	275,000	11,458	107,000	393,458

Richard Zaremba	2011	200,832	12,000	17,881	230,713
Senior Vice President,	2010	196,154	34,000	48,516	278,670
Chief Financial Officer,	2009	192,100	8,000	23,032	223,132
Secretary and Treasurer

Michael Ryan	2011	235,226	12,000	17,881	265,107
Senior Vice President-Medical	2010	236,001	12,000	48,516	296,517
Division	2009	225,000	8,000	23,032	256,032

Employment Agreements

Effective July 1, 2008, the Company entered into an amended and restated employment agreement with its President and Chief Executive Officer. The agreement was amended effective January 1, 2010. The agreement is in effect through June 30, 2012 and is automatically renewable for one-year periods unless notice is given by the Company or Mr. McManus that it or he declines to renew the agreement. The agreement provides for an annual base compensation of $283,250 and a Company-provided automobile. The agreement also provides for a discretionary bonus based upon achievement of his annual goals and objectives as determined by the Compensation Committee of the Board of Directors.

In conformity with the Company's policy, all officers and employees have executed a non-solicitation and confidentiality agreement. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without the prior approval of the Company. The Company's employment agreement with Mr. McManus also contains non-competition provisions that preclude him from competing with the Company for a period of 18 months from the date of his termination of employment.

OUTSTANDING EQUITY AWARDS FOR THE 2011 FISCAL YEAR

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised		Option	Option
Name	Options (#) Exercisable	Options (#) Unexercisable		Exercise Price ($)	Expiration Date
Michael A. McManus, Jr.	150,000	—		6.07	10/17/11
	150,000	—		5.10	09/30/12
	125,000	—		4.66	11/01/13
	125,000	—		5.18	11/01/14
	75,000	25,000	(4)	1.91	11/04/18
	25,000	25,000	(6)	2.44	09/09/19
	25,000	75,000	(1)	1.82	09/07/20
Richard Zaremba	16,000	—		6.07	10/17/11
	20,000	—		5.10	09/30/12
	15,000	—		4.70	09/16/13
	12,000	—		8.00	09/15/14
	8,000	—		7.60	09/27/15
	4,000	—		5.82	02/07/16
	12,000	—		3.45	10/20/16
	10,000	—		4.04	09/04/17
	13,500	4,500	(3)	2.04	09/26/18
	3,750	1,250	(5)	.85	12/11/18
	12,000	12,000	(6)	2.44	09/09/19
	7,500	22,500	(1)	1.82	09/07/20
Dan Voic	2,210	—		6.07	10/17/11
	6,700	—		5.10	09/30/12
	15,000	—		4.70	09/16/13
	12,000	—		8.00	09/15/14
	5,000	—		7.60	09/26/15
	2,500	—		5.82	02/07/16
	8,000	—		3.45	10/20/16
	5,000	—		4.04	09/04/17
	3,000	1,000	(3)	2.04	09/26/18
	3,000	1,000	(5)	.85	12/11/18
	9,000	9,000	(6)	2.44	09/09/19
	6,250	18,750	(1)	1.82	09/07/20
Ronald Manna	10,000	—		6.07	10/17/11
	5,000	—		5.10	09/30/12
	5,000	—		4.70	09/16/13
	4,000	—		8.00	09/15/14
	2,000	—		7.60	09/15/15
	1,000	—		5.82	02/07/16
	3,000	—		3.45	10/20/16
	5,000	—		4.04	09/04/17
	5,250	1,750	(3)	2.04	09/26/18
	750	250	(5)	.85	12/11/18
	2,500	2,500	(6)	2.44	09/09/19
	1,250	3,750	(1)	1.82	09/07/20
Frank Napoli	2,000	—		7.60	09/26/15
	1,000	—		5.82	02/07/16
	4,000	—		3.45	10/20/16
	4,000	—		4.04	09/04/17
	3,000	1,500	(3)	2.04	09/26/18
	750	250	(5)	.85	12/11/18
	3,500	3,500	(6)	2.44	09/09/19
	1,500	4,500	(1)	1.82	09/07/20
Michael Ryan	11,250	3,750	(2)	4.98	11/06/17
	13,500	4,500	(3)	2.04	09/26/18
	3,750	1,250	(5)	.85	12/11/18
	12,000	12,000	(6)	2.44	09/09/19
	7,500	22,500	(1)	1.82	09/07/20

(1)	Options issued 09/07/10 and vest equally over 4 years

(2)	Options issued 11/7/07 and vest equally over 4 years

(3)	Options issued 09/29/08 and vest equally over 4 years

(4)	Options issued 11/4/08 and vest equally over 4 years

(5)	Options issued 12/11/08 and vest equally over 4 years

(6)	Options issued 09/09/09 and vest equally over 4 years

Stock Options

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2011, options to purchase 41,000 shares were outstanding at exercise prices ranging from $5.18 to $7.60 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 135,000 shares were outstanding at exercise prices ranging from $3.21 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2011, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued).  There are no shares available for future grants. At June 30, 2011, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised and options to purchase 90,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2011, options to purchase 14,750 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2011, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2011, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2011, options to purchase 871,365 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $8.00 per share with a vesting period of one to four years. At June 30, 2011, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 251,735 shares under the 2001 Plan have been forfeited (of which 251,406 options have been reissued). At June 30, 2011, there were no shares available for future grants.

In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2011, there were options to purchase 499,800 shares outstanding under the 2005 Plan at exercise prices ranging from $.85 to $4.98 per share with a vesting period of four years. At June 30, 2011, there were no options exercised under the 2005 Plan and 36,000 shares have been forfeited (of which 35,800 options have been reissued). At June 30, 2011, 200 shares were available for future grants under the 2005 Plan. At June 30, 2011, options to purchase 195,000 shares were outstanding under the 2005 Directors Plan at an exercise price ranging from $2.66 to $5.42 with a vesting period over three years. At June 30, 2011, there were no options exercised and 5,000 shares were available for future grants under the 2005 Directors Plan.

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2011 there were options to purchase 8,500 shares outstanding under the 2009 Plan at a price of $1.82 per share with a vesting period of four years.  At June 30, 2011, there were no options exercised or forfeited under the 2009 Plan.  At June 30, 2011, there were 491,500 shares available for future grants under the 2009 Plan.  At June 30, 2011 there were options to purchase 30,000 shares outstanding under the 2009 Directors Plan at a price of $2.41 per share with a vesting period of four years.  At June 30, 2011 there were no options exercised or forfeited under the 2009 Director’s Plan.  At June 30, 2011, there were 170,000 shares available for future grants under the 2009 Director’s Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 20, 2011, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each director; (iii) each executive officer in the "Summary Compensation Table" above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

	Common Stock		Percent
Name and Address (1)	Beneficially Owned		of Class

Michael A. McManus, Jr.	899,251	(2)	11.7
Dimensional Fund Advisors LP	516,500		7.4
Howard Alliger	206,500	(3)	2.9
Richard Zaremba	160,250	(4)	2.2
T. Guy Minetti	107,000	(5)	1.5
Dan Voic	105,258	(6)	1.5
Thomas F. O’Neill	82,000	(7)	1.2
Ronald Manna	70,144	(8)	1.0
Michael Ryan	58,000	(9)	*
John W. Gildea	45,000	(10)	*
Charles Miner	45,000	(11)	*
Frank Napoli	20,250	(12)	*

All executive officers and Directors as a group (eleven people)

	1,798,653	(13)	21.7

*	Less than 1%

(1)
Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Dimensional Fund Advisors LP has a principal business office at 1299 Ocean Avenue, Santa Monica, CA 90401.

(2)	Includes 675,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(3)	Includes 45,000 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.

(4)	Includes 133,750 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.

(5)	Includes 75,000 shares which Mr. Minetti has the right to acquire upon exercise of stock options which are currently exercisable.

(6)	Includes 77,660 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.

(7)	Includes 75,000 shares which Mr. O’Neill has the right to acquire upon exercise of stock options which are currently exercisable.

(8)	Includes 44,750 shares which Mr. Manna has the right to acquire upon exercise of stock options which are currently exercisable.

(9)	Includes 48,000 shares which Mr. Ryan has the right to acquire upon exercise of stock options which are currently exercisable.

(10)	Includes 45,000 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.

(11)	Includes 45,000 shares which Dr. Miner has the right to acquire upon exercise of stock options which are currently exercisable.

(12)	Includes 19,750 shares which Mr. Napoli has the right to acquire upon exercise of stock options which are currently exercisable.

(13)	Includes the shares indicated in notes (2), (3), (4), (5), (6), (7), (8), (9), (10), (11) and (12).

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Grant Thornton LLP ("Grant Thornton") billed the Company $293,033 and $327,307 in the aggregate for services rendered for the audit of the Company's 2011 and 2010 fiscal years, respectively, and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2011 and 2010 fiscal years, respectively.

Audit-Related Fees:

Grant Thornton billed the Company $28,080 and $28,080 for audit-related services as defined by the SEC for the fiscal years ended June 30, 2011 and 2010, respectively.  The audit-related services were for the audits of the Company’s pension plan.

Tax Fees:

Grant Thornton did not render any tax related services, as defined by the SEC, to the Company for the fiscal years 2011 and 2010.

Policy on Pre-approval of Independent Registered Public Accounting Firm Services:

The charter of the Audit Committee provides for the pre-approval of all audit services and all permitted non-audit services to be performed for Misonix by the independent registered public accounting firm, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm include the Audit Committee reviewing audit-related services, tax services and other services. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. The response to this portion of Item 15 is submitted as a separate section of this Report.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves.

3.	Exhibits

3	(a)	Restated Certificate of Incorporation of the Company. (1)

3	(b)	By-laws of the Company. (2)

10.1	Stock Option Plan. (3)

10.2	Form of Indemnification Agreement.

10.3	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (4)

10.4	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (4)

10.5	1996 Non-Employee Director Stock Option Plan. (5)

10.6	1996 Employee Incentive Stock Option Plan. (5)

10.7	1998 Employee Stock Option Plan. (6)

10.8	2001 Employee Stock Option Plan. (7)

10.9	2005 Employee Equity Incentive Plan. (8)

10.10	2005 Non-Employee Director Stock Option Plan. (8)

10.11	Asset Purchase Agreement, dated as of April 7, 2009, between iSONIX LLC, MISONIX, INC. and Sonics & Materials, Inc. (9)

10.12	Employment Agreement dated as of July 1, 2009, by and between MISONIX, INC. and Michael A. McManus, Jr. (10)

10.13	Share Purchase Agreement, dated August 4, 2009, between MISONIX, INC., Puricore International Limited and Puricore Plc. (11)

10.14	Loan Note Instrument, dated August 4, 2009, between Puricore International Limited and Labcaire Systems Limited and Puricore Plc. (11)

10.15	2009 Employee Equity Incentive Plan. (12)

10.16	2009 Non-Employee Director Stock Option Plan. (12)

10.17	Asset Purchase Agreement, dated October 2, 2009, among Acoustic Marketing Research, Inc., MISONIX, INC. and Medical Imaging Holdings, Inc. (13)

10.18	Asset Purchase Agreement, dated as of May 28, 2010, among MISONIX, INC., MISONIX HIFU TECHNOLOGIES LIMITED, MISONIX LIMITED and USHIFU, LLC. (14)

10.19	First Amendment to Amended and Restated Employment Agreement between the Company and Michael A. McManus, Jr. (15)

10.20	Lease Modification Agreement, dated as of June 30, 2010, between Sanwood Realty Co. and the Company. (15)

10.21	Termination Agreement, dated as of October 7, 2010, by and among Aesculap, Inc., MISONIX, INC. and Fibra-Sonics (NY) Inc. (16)

10.22	Product License and Distribution Agreement, dated as of July 19, 2011, by and between PuriCore, Inc. and MISONIX, INC. (17)

14	Code of Ethics. (18)

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-165088).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 9, 2008.

(3)	Incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. No. 33-43585).

(4)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1997.

(5)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(6)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166).

(8)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(9)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 10, 2009.

(10)	Incorporated by reference from the Company's Current Report on Form 8-K filed on July 14, 2009.

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 6, 2009.

(12)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(13)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 8, 2009.

(14)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 4, 2010.

(15)	Incorporated by reference from the Company’s Annual Report Form 10-K for the fiscal year ended 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 13, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 22, 2011.

(18)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.
By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

Date: September 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr.	President, Chief Executive Officer, and Director	September 20, 2011
Michael A. McManus, Jr.	(principal executive officer)

/s/ Richard Zaremba	Senior Vice President, Chief Financial Officer,	September 20, 2011
Richard Zaremba	Treasurer and Secretary
(principal financial and accounting officer)

/s/ Howard Alliger	Director	September 20, 2011
Howard Alliger

/s/ T. Guy Minetti	Director	September 20, 2011
T. Guy Minetti

/s/ Thomas F. O'Neill	Director	September 20, 2011
Thomas F. O'Neill

/s/ John Gildea	Director	September 20, 2011
John Gildea

/s/ Charles Miner III	Director	September 20, 2011
Charles Miner III

Item 15(a)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the two years ended June 30, 2011 and June 30, 2010

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MISONIX, INC. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Melville, New York
September 20, 2011

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2011	2010

Assets
Current Assets:
Cash and cash equivelents	$6,881,093	$9,900,605
Accounts receivable, less allowance for doubtful accounts of $115,739 and $123,346,
respectively	2,294,254	2,335,653
Inventories, net	3,779,020	2,699,717
Prepaid expenses and other current assets	374,472	515,427
Notes receivable	210,000	1,075,105
Total current assets	13,538,839	16,526,507

Property, plant and equipment, net	991,195	500,215
Goodwill	1,701,094	1,701,094
Other assets	2,127,194	1,730,339
Total assets	$18,358,322	$20,458,155

Liabilities and stockholders' equity
Current liabilities:
Note payable	$-	$177,679
Accounts payable	1,336,558	888,654
Accrued expenses and other current liabilities	1,969,078	1,000,523
Total current liabilities	3,305,636	2,066,856

Capital lease obligations	-	14,274
Deferred lease liability	14,043	-
Deferred income	161,360	250,739
Total liabilities	3,481,039	2,331,869

Commitments and contingencies

Stockholder's equity:
Common stock, $.01 par value-shares authorized 20,000,000; 7,079,170 issued, and 7,001,370 outstanding	70,792	70,792
Additional paid-in capital	25,787,960	25,502,717
Accumulated deficit	(10,569,045)	(7,034,799)
Treasury stock, at cost, 77,800 shares	(412,424)	(412,424)
Stockholders' equity	14,877,283	18,126,286
Total liabilities and stockholders' equity	$18,358,322	$20,458,155

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

	For the year ended
	June 30,
	2011	2010

Net sales	$14,440,061	$13,371,275
Cost of goods sold	6,855,010	6,844,780
Gross profit	7,585,051	6,526,495

Operating expenses:
Selling expenses	4,413,989	3,625,072
General and administrative expenses	4,499,521	5,055,848
Research and development expenses	1,712,579	1,803,524
Total operating expenses	10,626,089	10,484,444
Loss from operations	(3,041,038)	(3,957,949)

Other income (expense):
Interest income	130	28,227
Interest expense	(5,774)	(53,194)
Royalty income and license fees	641,488	614,663
Royalty expense	(79,877)	(117,630)
Recovery of Focus Surgery, Inc. investment	-	693,044
Other	133,911	(92,799)
Total other income	689,878	1,072,311

Loss from continuing operations before income taxes	(2,351,160)	(2,885,638)

Income tax expense (benefit)	64,216	(694,796)

Net loss from continuing operations	(2,415,376)	(2,190,842)
Discontinued operations:
Net (loss) income from discontinued operations net of tax of $0 and $457,382, respectively	(1,118,870)	769,536
Net loss from sale of discontinued operations net of tax of $0 and $1,358,942, respectively	-	(1,460,226)
Noncontrolling interest in discontinued operations, net of income tax	-	19,672
Total net loss from discontinued operations	(1,118,870)	(671,018)
Net loss attributable to Misonix, Inc. shareholders	$(3,534,246)	$(2,861,860)
Net loss per share from continuing operations attributable to Misonix, Inc. shareholders - Basic	$(0.34)	$(0.31)
Net loss per share from discontinued operations - Basic	(0.16)	(0.10)
Net loss per share attributable to Misonix, Inc. shareholders - Basic	$(0.50)	$(0.41)

Net loss per share from continuing operations attributable to Misonix, Inc. shareholders - Diluted	$(0.34)	$(0.31)
Net loss per share from discontinued operations - Diluted	(0.16)	(0.10)
Net loss per share attributable to Misonix, Inc. shareholders - Diluted	$(0.50)	$(0.41)

Weighted Average Shares - Basic	7,001,370	7,001,370
Weighted Average Shares - Diluted	7,001,370	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the years ended June 30, 2011 and 2010

	Common Stock
	$.01 Par value		Treasury Stock
					Additional			Total
	Number		Number		paid-in	Accumulated	Noncontrolling	stockholder's
	of shares	Amount	of shares	Amount	capital	deficit	interest	equity
Balance, June 30, 2009	7,079,170	$70,792	(77,800)	$(412,424)	$25,251,412	$(4,172,939)	$246,947	$20,983,788
Net loss\comprehensive loss						(2,861,860)	19,672	(2,842,188)
Disposal of noncontrolling
interest	-	-	-	-	-	-	(266,619)	(266,619)
Stock-based compensation	-	-	-	-	251,305	-	-	251,305
Balance, June 30, 2010	7,079,170	$70,792	(77,800)	$(412,424)	$25,502,717	$(7,034,799)	$-	$18,126,286
Net loss\comprehensive loss	-	-	-	-	-	(3,534,246)	-	(3,534,246)
Stock-based compensation	-	-	-	-	285,243	-	-	285,243
Balance, June 30, 2011	7,079,170	$70,792	(77,800)	$(412,424)	$25,787,960	$(10,569,045)	$-	$14,877,283

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended
	June 30,
	2011	2010
Operating activities
Net loss from continuing operations	$(2,415,376)	$(2,190,842)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	513,808	452,884
Bad debt expense (recovery)	13,441	(235,416)
Deferred income tax benefit	-	(495,914)
Loss on disposal of property, plant and equipment	(48,007)	-
Stock-based compensation	285,243	251,305
Deferred income	(18,016)	73,533
Deferred lease liability	14,043	(38,607)
Recovery of Focus Surgery, Inc. investment	-	(693,044)
Changes in operating assets and liabilities:
Accounts receivable	27,958	1,120,126
Inventories	(949,803)	1,025,300
Income taxes	-	12,655
Prepaid expenses and other current assets	140,955	(874,944)
Accounts payable and accrued expenses	1,086,125	1,644,577
Other	93,756	(863,628)
Net cash used in operating activities	(1,255,873)	(812,015)

Investing activities
Acquisition of property, plant and equipment	(608,114)	(1,047,500)
Acquisition of assets from Aesculap, Inc.	(1,059,761)	-
Additional patents	94,964	-
Recovery of Focus Surgery, Inc. investment	-	693,044
Net cash used in investing activities	(1,572,911)	(354,456)

Financing activities
Proceeds from short-term borrowings	-	9,514,892
Payments of short-term borrowings	(177,679)	(12,231,757)
Principal payments on capital lease obligations	(13,102)	(13,604)
Net cash used in financing activities	(190,781)	(2,730,469)

Cash flows from discontinued operations
Net cash used in operating activities	(1,118,870)	(671,018)
Net cash provided by investing activities	1,115,000	11,062,480
Net cash (used in) provided by discontinued operations	(3,870)	10,391,462

Effect of exchange rate changes on cash	3,923	(9,730)
Net (decrease) increase in cash and cash equivelents	(3,019,512)	6,484,792
Cash and cash equivelents at beginning of period	9,900,605	3,415,813
Cash and cash equivelents at end of period	$6,881,093	$9,900,605

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,774	$53,194

Income taxes	$48,188	$3,397

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of MISONIX, INC. ("Misonix" or the "Company") include the accounts of Misonix and its 100% owned subsidiaries, Fibra-Sonics (NY) Inc. (“F-S”) and Hearing Innovations, Inc. ("Hearing Innovations"). All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix was incorporated under the laws of the State of New York on July 31 1967 and certain of its revenue producing activities, from 1967 to date, have been the manufacture and distribution of scientific and industrial ductless fume enclosures equipment.  In 1992, the Company started research and development efforts towards formulating the ultrasonic medical device business, which currently is the company’s predominant business. Misonix products are sold worldwide. In October 1996, the company entered into licensing agreements to further develop one of its medical devices.

In fiscal 2011 and 2010, approximately 30% and 22%, respectively, of the Company's net sales were to foreign markets. Sales by the Company in other major industrial countries are made primarily through distributors.

Hearing Innovations is located in Farmingdale, New York and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

Discontinued Operations
	For the year ended
	June 30,
	2011	2010
Revenues	$-	$5,195,005
(Loss) income from discontinued operations, before tax	$(1,118,870)	$1,256,425
Loss on sale of Labcaire Systems, Ltd.	-	(295,879)
Gain on sale of Sonora Medical Systems	-	947,374
Loss on sale of HIFU	-	(782,286)
Income tax expense	-	(1,816,324)
Loss from discontinued operations net of tax	(1,118,870)	(690,690)
Noncontrolling interest in discontinued operation	-	19,672
Loss from discontinued operations net of tax attributable to
Misonix, Inc. shareholders	$(1,118,870)	$(671,018)

On August 4, 2009, the Company sold its Labcaire Systems, Ltd. ("Labcaire") subsidiary to PuriCore International Limited ("PuriCore Limited") for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. In August 2011, the Company received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate was consistent with published discounts. The discounted value of the note ($900,000) was used to determine gain or loss on the sale and the remaining outstanding balance is included in other assets in the consolidated balance sheet, with the current portion reflected as a component of notes receivable. The Company was also to receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing ("AER") and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company was also to be subject to a maximum payment of $1,000,000. The aggregate commission was not recognized in determining the gain or loss on the sale of Labcaire until the commission was to be paid. As of June 30, 2011, there were no commissions paid. For the year ended June 30, 2010, the Company recorded a pre-tax loss on the sale of Labcaire of $295,879. Results of Labcaire operations have been reported as a discontinued operation for all periods presented.

In January 2011, PuriCore Limited initiated a lawsuit against the Company  in the High Court of Justice, Queens Bench Division, Commercial Court, Royal Courts of Justice, London, England (Claim No. 2011-42) (the "Lawsuit"). In the Lawsuit, PuriCore Limited claimed damages from the Company in respect of breach of warranties contained in the Stock Purchase Agreement, dated August 4, 2009 (the "SPA"), pursuant to which the Company sold Labcaire to PuriCore Limited. PuriCore Limited claimed damages of £2,167,000 or approximately $3,600,000, plus interest and its legal costs. The Company denied the allegations contained in the Lawsuit.

On July 19, 2011, PuriCore Limited and the Company reached an agreement to settle the Lawsuit (the "Settlement"). The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc's obligation under the SPA to pay up to $1,000,000 of the previously unrecorded, contingent Commissions (as described above); (ii) pay PuriCore, Inc. ("PuriCore"), an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited's legal costs which has been accrued for as of June 30, 2011 and recorded as a component of loss from discontinued operations for the year ended June 30, 2011 and (iii) enter into a Product License and Distribution Agreement, dated as of July 19, 2011, with PuriCore (the "Distribution Agreement").

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

Pursuant to the Distribution Agreement, the Company has been granted the right to distribute PuriCore's Vashe solution products in the United States, on a private label basis, as an irrigating solution for the treatment of human wound care in conjunction with therapeutic ultrasonic procedures (the "Field"). PuriCore has agreed, subject to modification, not to sell the products that are the subject of the Distribution Agreement (the "Licensed Products") to any other therapeutic ultrasound company for distribution in the Field in the United States ("Exclusivity"). The Company has agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties other than the Licensed Products so long as the Company has Exclusivity.

The Distribution Agreement is for a three (3) year term with automatic renewals for successive two (2) year periods; provided that the Company and PuriCore have agreed upon sales volume targets for each renewal period (such volume targets not to increase by more than ten (10%) percent year over year unless otherwise agreed) and provided that the cost terms shall be no less favorable than the twelve (12) months leading up to the start of such renewal period. In no event will the Distribution Agreement survive beyond the expiration or invalidation of all of PuriCore's patents.

During the initial term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the "Minimum Payment"). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company's right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration has made a final determination that prohibits the sale of the Licensed Products for use in the Field.

The Company has the right to manufacture the Licensed Products if PuriCore is unable to meet certain performance standards and will pay PuriCore a royalty after the $2,000,000 in gross margin value requirement has been satisfied if the Company is then manufacturing the Licensed Products.

During a renewal period, PuriCore may terminate the Distribution Agreement if (i) the Company fails to purchase the agreed upon volume target for such renewal period and does not cure such failure in accordance with the Distribution Agreement or (ii) upon twelve (12) months’ notice.

On October 2, 2009, Acoustic Marketing Research, Inc. d/b/a Sonora Medical Systems ("Sonora") sold substantially all of its assets to Medical Imaging Holdings, Inc. ("Medical Imaging") for a cash payment of $8,000,000 (subject to a future adjustment based on net working capital, at the closing). On April 6, 2010, the Company paid $257,029 to Medical Imaging for the net difference of adjustments of working capital and the effect of income taxes. These amounts were reflected in discontinued operations in the June 30, 2010 audited financial statements. The Company also purchased at the closing of such transaction, utilizing $1,200,000 of the proceeds, the remaining outstanding 5% of Sonora's shares. Sonora is engaged in the business of (i) selling, repairing and servicing new and used diagnostic ultrasound systems and consumable accessories used in conjunction therewith, (ii) selling, repairing, servicing and testing diagnostic ultrasound transducers, (iii) developing and selling equipment for testing ultrasound transducers, (iv) selling equipment used for cleaning and disinfecting ultrasound transducers including, but not limited to, transesophogeal echocardiography probes, (v) selling equipment used for testing endoscopic probes, (vi) repairing and servicing MRI systems and parts and subsystems used therein, and (vii) performing training for the service and maintenance of diagnostic ultrasound and MRI systems, in each instance throughout the world. The results of Sonora operations have been reported as a discontinued operation for all periods presented.

On May 28, 2010, Misonix announced the sale to USHIFU, LLC ("USHIFU") of all of its rights to the High Intensity Focused Ultrasound ("HIFU") technology together with other HIFU-related assets. In consideration for the sale, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the businesses being sold, up to the time the Company has received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and, beginning December 31, 2011, the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million, and thereafter 5% of gross revenues up to the $5.8 million. Misonix will also be paid for 3 units in inventory of new Sonablate® 500 machines which totaled $465,000. The obligation to pay for such machines was secured by a note due December 31, 2010. At December 31, 2010, the note was fully paid, and cash received is shown in the discontinued operations section of the Company's cash flow statements. At the closing of such transaction, USHIFU paid Misonix for inventory associated with manufacturing the Sonablate 500 and reimbursed Misonix for certain monies expended in connection with the HIFU Registry. The results of HIFU operations have been reported as a discontinued operation for all periods presented. Misonix retained all of its rights associated with the HIFU-related intellectual property and development assets purchased from ProRhythm, Inc. This intellectual property involves the development of new transducers and lenses to be used in the treatment of tissue using HIFU. This technology may be applied on a worldwide basis to a variety of organs not limited to kidney, liver, or breast tissue treatment.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

Reclassification

Certain prior period amounts in the accompanying financial statements and related notes have been reclassified to conform to the current period's presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash balances outside the United States totaled $0 and $103,219 at June 30, 2011 and 2010, respectively.

The Company maintains cash balances at various financial institutions. At June 30, 2011, these financial institutions held cash that was approximately $6,640,000 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

Included in sales of the medical devices segment are sales to United States Surgical Corporation ("USS"), a unit of Covidien Ltd., of $3,260,000 and $3,172,000, Aesculap, Inc. (“Aesculap”) of $859,000 and $3,224,000, and Mentor/Byron (a Johnson & Johnson Company) of $900,000 and $983,000 for the fiscal years ended June 30, 2011 and 2010, respectively. Total royalties from USS related to their sales of the Company's ultrasonic cutting product, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were approximately $550,000 and $576,000 during the fiscal years ended June 30, 2011 and 2010, respectively. Accounts receivable from USS were approximately $413,000 and $137,000 from Aesculap were approximately $6,300 and $328,000 and Mentor/Byron were approximately $171,000 and $84,000 at June 30, 2011 and 2010, respectively. At June 30, 2011 and 2010, the Company's accounts receivable with customers outside the United States were approximately $674,000 and $602,000, respectively.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company's policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and make adjustments if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years.

Revenue Recognition

The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. Accordingly the Company recognizes revenue on shipments to distributors in the same manner as with other customers. Fees from exclusive license agreements are recognized ratably over the terms of the respective agreements. Service contracts and royalty income are recognized when earned. Fee for use revenue is recognized when the procedure is performed.

The Company currently presents taxes collected from customers and remitted to governmental authorities in the statement of operations on a net basis.

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2011 and 2010.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of assets of Fibra Sonics, Inc.

Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2011 and 2010 in the respective fourth quarter. No impairment of goodwill was deemed to exist.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

Other Assets and Intangibles

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $548,016 and $517,735 at June 30, 2011 and 2010, respectively. Accumulated amortization totaled $420,359 and $355,678 at June 30, 2011 and 2010, respectively. Amortization expense for the years ended June 30, 2011 and 2010 was approximately $65,000 and $71,000, respectively.

On October 7, 2010, the Company, F-S and Aesculap entered into a Termination, Amendment and Buy-Back Agreement to Distributor Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, the parties agreed to terminate, as of October 15, 2010 (the "Termination Date"), (i) Misonix's remaining obligations under the Distributor Agreement dated November 1999 between Aesculap and F-S, as amended (the "Distributor Agreement"), and (ii) Aesculap's rights to sell procedure packs (the "Sale Rights") to the Sonastar Customers (as defined below). On the Termination Date, in consideration of the purchase and sale of (i) Aesculap's current service contracts ("Sonastar Contracts") for the products (the "Products") that are the subject of the Distributor Agreement, customer list and customers currently evaluating the Products all with respect to the sale and servicing of the Products (the "Customer List") and (ii) the Sale Rights, on October 15, 2010, Misonix paid Aesculap $800,000. Misonix will assume all rights, responsibilities and obligations pursuant to and under the (i) Sonastar Contracts and Customer List and (ii) the Sale Rights, including, without limitation, the sale of accessory Products and servicing and training of the Products to the customers with Sonastar Contracts (the "Sonastar Customers"). Misonix also agreed to repurchase from Aesculap the current inventory of (i) new Products held by Aesculap at the price Aesculap paid for such Products and (ii) used Products held by Aesculap for demonstration and/or loaner purposes at the prices equal to Aesculap's book-value as of July 31, 2010 for such Products. The purchase price for the current inventory acquired was $519,000 and is payable in four quarterly installments beginning on December 31, 2010. Payments in the amount of $259,761 were made to Aesculap as of June 30, 2011. Aesculap also agreed to certain non-competition and non-solicitation restrictions for an eighteen (18) month period.

The Company has determined that the acquisition did not constitute a business combination in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, Business Combinations. Accordingly, it has been recorded as an asset acquisition with the aggregate cost of $1,319,000 assigned to the assets acquired based upon their relative fair values. The Company has allocated $259,000 of the cost to inventory, $260,000 of the cost to equipment which will be amortized over a three year period on a straight-line basis and $800,000 to customer relationships which will be amortized on a straight-line basis over a five year period.

Net customer relationships reported in other assets totaled $680,000 and $0 at June 30, 2011 and June 30, 2010, respectively. Accumulated amortization amounted to $120,000 at June 30, 2011.  Amortization expense for the year ended June 30, 2011 was $120,000.  As of June 30, 2011 $259,761 was paid for Aesculap inventory.  The remaining balance of $259,761 will be paid by October 1, 2011.

The following is a schedule of estimated future amortization expense as of June 30, 2011:

2012	$225,228
2013	221,304
2014	218,661
2015	213,099
2016	92,201
Thereafter	257,523
$1,228,016

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible.  Should management determine that it is more likely than not that some portion of the deferred tax asset will not be realized, a valuation allowance against the deferred tax asset would be established in the period such determination was made.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company classifies income tax related interest and penalties as a component of income tax expense.

Net Income (Loss) Per Share

Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the two years ended June 30, 2011 and 2010 were outstanding options to purchase 1,795,415 shares and 1,848,510 shares, respectively.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

Comprehensive Loss

Total comprehensive loss was $(3,534,246) for the year ended June 30, 2011 and $(2,842,188) for the year ended June 30, 2010, respectively.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed in the period the advertising first takes place. The Company incurred approximately $166,000 and $105,000 in advertising costs during the years ended June 30, 2011 and 2010, respectively.

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

Shipping and Handling

Shipping and handling fees for the years ended June 30, 2011 and 2010 were approximately $86,000 and $72,000, respectively, and are reported as a component of net sales. Shipping and handling costs for the years ended June 30, 2011 and 2010 were approximately $135,000 and $85,000, respectively, and are reported as a component of selling expenses.

Stock-Based Compensation

The Company measures compensation cost for all share based payments at fair value and recognizes the cost over the vesting period.  The Company utilizes the straight line amortization method to recognize the expense associated with the awards with graded vesting terms.

Recent Accounting Pronouncements

In October 2009, the FASB, issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of a selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued an accounting pronouncement which amends fair value measurements and disclosures. The reporting entity must disclose information that enables the users of its financial statements to assess both (a) for assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to internal recognition, the valuation techniques and inputs used to develop their measurement and (b) for recurring fair value measurement using significant unobservable inputs, the effect of the measurements on earnings for this period. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of the guidance to have a material impact on the Company's consolidated financial statements.

In July 2010, the FASB issued guidance that will enhance future disclosure about the credit quality of a creditor's financing receivables and the adequacy of its allowance for credit losses. The amended guidance will be effective beginning with the first quarterly or annual reporting period ending on or after December 15, 2010. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard will be effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance is not expected to have a material impact on the Company's consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, to modify goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the amended guidance, an entity must consider whether it is more likely than not that a goodwill impairment exists for reporting units with a zero or negative carrying amount. If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test in ASC 350-20-35 must be performed to measure the amount of goodwill impairment loss, if any. This standard will be effective for goodwill impairment analysis for fiscal years, and interim periods beginning after December 15, 2010, and becomes effective for our interim and annual reporting periods beginning July 1, 2011. The adoption of the guidance is not expected to have a material impact on the Company's consolidated financial statements.

In June 2011, FASB amended Accounting Standard Codification 220, Comprehensive Income.  The amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us is June 30, 2012 with full retrospective application required.  As a result, the adoption of this standard will change how we present other comprehensive income (loss),which has been historically presented as part of our consolidated statements of stockholder’s equity.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

2. Fair Value of Financial Instruments

We follow a three-level fair value hierarchy that prioritizes the inputs to measure fair value. This hierarchy requires entities to maximize the use of "observable inputs" and minimize the use of "unobservable inputs." The three levels of inputs used to measure fair value are as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

	June 30, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$6,881,093	$6,881,093	$9,900,605	$9,900,605
Trade accounts receivable	2,294,254	2,294,254	2,335,653	2,335,653
Trade accounts payable	1,336,558	1,336,558	888,654	888,654
Notes receivable – short term	210,000	210,000	1,075,105	1,075,105
Notes receivable – long term (included in other assets)	440,000	440,000	690,000	690,000
Note payable	−	−	177,679	177,679

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents

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

Note Payable

The carrying amount of the note payable approximates fair value because the discount rate is fair market value.

3. Inventories

Inventories are summarized as follows:

	June 30,	June 30,
	2011	2010
Raw material	$2,370,937	$1,997,730
Work-in-process	1,333,923	947,924
Finished goods	542,127	304,168
	4,246,987	3,249,822
Less valuation reserve	467,967	550,105
	$3,779,020	$2,699,717

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2011	2010

Machinery and equipment	$1,794,509	$1,767,668
Furniture and fixtures	1,113,545	1,061,408
Automobiles	29,124	58,807
Leasehold improvements	438,245	346,225
Demonstration and consignment inventory	1,101,467	528,481
	4,476,890	3,762,589
Less: accumulated depreciation and amortization	3,485,695	3,262,374
	$991,195	$500,215

Depreciation and amortization of property, plant and equipment totaled approximately $329,000 and $373,000 for the years ended June 30, 2011 and 2010, respectively.

5. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,	June 30,
	2011	2010
Accrued payroll and vacation	$465,272	$455,052
Accrued VAT and sales tax	-	21,693
Accrued bonuses	200,000	202,852
Accrued commissions	141,408	43,000
Accrued professional and legal fees	752,609	24,176
Royalty expense	154,761	103,162
Foreign income tax payable	-	18,676
Deferred income	95,363	24,000
Current maturities of capital lease obligations	14,274	14,533
Other	145,391	93,379
	$1,969,078	$1,000,523

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

6. Leases

Misonix has entered into several noncancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2016. The principal building lease provides for a monthly rental amount of approximately $23,000. The Company also leases certain office equipment and automobiles under capital leases expiring through fiscal 2012.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more at June 30, 2011:

	Capital	Operating
	Leases	Leases
2012	$15,000	$309,000
2013	-	313,000
2014	-	321,000
2015	-	316,000
2016	-	4,000
Total minimum lease payments	$15,000	$1,263,000

Amounts representing interest	(1,000)

Present value of net minimum lease payments	14,000

Less current maturities	(14,000)

	$-

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $420,000 and $603,000 for the years ended June 30, 2011 and 2010, respectively.

7. Stock-Based Compensation Plans

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the "Committee") not to exceed 10 years. The Committee determines the vesting period for the Company's stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the years ended June 30, 2011 and 2010, the Company granted options to purchase 294,500 and 148,300 shares of the Company's common stock, respectively.

Compensation expense is recognized in the general and administrative expenses line item of the Company's statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2011 and 2010. As of June 30, 2011, there was approximately $633,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.7 years.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

There was no cash received from the exercise of stock options for the year ended June 30, 2011 and 2010. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

The weighted average fair value at date of grant for options granted during the years ended June 30, 2011 and 2010 was $1.61 and $2.02 per share, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2011	2010
Risk-free interest rates	4.1%	3.1%
Expected option life in years	6.5	6.5
Expected stock price volatility	77.88%	81.94%
Expected dividend yield	0%	0%

The risk free interest rate is based on the U. S. Treasury yield in effect at the time of grant.  The expected option term is based upon the number of years the company estimates the option will be outstanding.  The expected dividend yield is based upon historical and projected dividends.  The Company estimates volatility based upon historical price changes of the Company’s stock over a period equal to that of the expected life of the option.

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of common stock. At June 30, 2011, options to purchase 41,000 shares were outstanding at exercise prices ranging from $5.18 to $7.60 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 135,000 shares were outstanding at exercise prices ranging from $3.21 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2011, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued).  There are no shares available for future grants. At June 30, 2011, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised and options to purchase 90,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of common stock. At June 30, 2011, options to purchase 14,750 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2011, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2011, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of common stock. At June 30, 2011, options to purchase 871,365 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $8.00 per share with a vesting period of one to four years. At June 30, 2011, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 251,735 shares under the 2001 Plan have been forfeited (of which 251,406 options have been reissued). At June 30, 2011, there were no shares available for future grants.

In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of common stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of common stock. At June 30, 2011, there were options to purchase 499,800 shares outstanding under the 2005 Plan at exercise prices ranging from $.85 to $4.98 per share with a vesting period of four years. At June 30, 2011, there were no options exercised under the 2005 Plan and 36,000 shares have been forfeited (of which 35,800 options have been reissued). At June 30, 2011, 200 shares were available for future grants under the 2005 Plan. At June 30, 2011, options to purchase 195,000 shares were outstanding under the 2005 Directors Plan at an exercise price ranging from $2.66 to $5.42 with a vesting period over three years. At June 30, 2011, there were no options exercised and 5,000 shares were available for future grants under the 2005 Directors Plan.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2011 there were 8,500 options to purchase shares under the 2009 Plan outstanding at an average price of $1.82 per share with a vesting period of four years. At June 30, 2011 there were no options exercised or forfeited under the 2009 Plan. At June 30, 2011, 491,500 shares were available for future grants under the 2009 plan. At June 30, 2011, there were options to purchase 30,000 shares outstanding under the 2009 Director’s Plan at a price of $2.41 per share with a vesting period of four years. At June 30, 2011, there were no options exercised or forfeited under the 2009 Director’s Plan. At June 30, 2011, there were 170,000 shares available for future grants under the 2009 Director’s Plan.

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

The following table summarizes information about stock option activity during 2011 and 2010:

	Options
			Weighted
			Average
	Number	Weighted Average	Remaining Contractual	Aggregate
	of Shares	Exercise Price	Life Years	Intrinsic Value
Outstanding as of June 30, 2010	1,848,510	$4.99
Granted	294,500	1.97
Exercised	—	—
Forfeited	(2,145)	1.94
Expired	(345,450)	7.29
Outstanding as of June 30, 2011	1,795,415	$4.06	5.7	$300,925
Vested and exercisable at June 30, 2011	1,241,028	$4.92	4.1	$68,407

Outstanding as of June 30, 2009	1,799,918	$5.21
Granted	148,300	2.44
Exercised	—	—
Forfeited	(99,708)	5.10
Expired	—	—
Outstanding as of June 30, 2010	1,848,510	$4.99	5.1	$75,711
Vested and exercisable at June 30, 2010	1,459,948	$5.69	4.6	$18,928

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise		Contractual Life	Average Exercise		Average Exercise
Price	Number	(Yrs)	Price	Number	Price
$0.85 – 2.66	714,450	8.2	$2.10	173,150	$2.15
$3.21 – 4.99	322,750	4.9	$4.37	309,663	$4.38
$5.10 – 8.00	758,215	2.8	$5.77	758,215	$5.77
	1,795,415	5.7	$4.06	1,241,028	$4.92

As of June 30, 2011 and 2010, 1,795,415 and 1,848,510 shares are reserved for issuance under outstanding options and 666,700 and 959,384 shares are reserved for the granting of additional options, respectively.  All outstanding options expire between October 2011 and January 2021 and vest over periods of up to four years.

8. Commitments and Contingencies

Employment Agreement

Effective July 1, 2009, the Company entered into a new Employment Agreement with Michael A. McManus, Jr., the Company's President and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement was amended effective January 1, 2010. The Employment Agreement expires June 30, 2011 and renews for successive one-year periods thereafter unless terminated by either party not less than 90 days prior to the end of the annual term. The Employment Agreement provides for an annual base salary of $283,250, and an annual bonus based on Mr. McManus' achievement of annual goals and objectives as determined by the Compensation Committee of the Company's Board of Directors. Effective January 1, 2010 the Board approved a three percent increase for Mr. McManus. Mr. McManus is entitled under the Employment Agreement to participate in or receive additional benefits. He is entitled to participate in any plans and programs made available to the executive employees of the Company generally. In addition to termination for cause (including disability) and death, Mr. McManus can terminate the Employment Agreement for good reason (including a change of control of the Company). If Mr. McManus terminates the Employment Agreement for good reason the Company must pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid during the period of his employment, payable in a lump sum within sixty days of termination of employment. Mr. McManus has also agreed in the Employment Agreement to an eighteen month post-termination covenant not to compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

Purchase Commitments

As of June 30, 2011 and 2010 the Company had inventory related purchase commitments totaling approximately $2,528,000 and $1,437,000, respectively.

Contingencies

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation.   Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the company’s financial position, cash flows or result of operations.  Nevertheless, litigation is subject to inherent uncertainties and unfavorable ruling could occur.  An unfavorable ruling could include money damages and in such event, could result in a material adverse impact on the Company’s results of operations in the which the ruling occurs.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

9. Business Segments

The Company operates in two business segments which are organized by product types: laboratory and scientific products and medical devices. Laboratory and scientific products include the AuraTM ductless fume enclosure. Medical device products include the AutoSonix ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the years ended June 30, 2011 and 2010 are as follows:

For the year ended June 30, 2011:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$12,373,028	$2,067,033	$-	$14,440,061
Cost of goods sold	5,286,645	1,568,365	-	6,855,010
Gross profit	7,086,383	498,668	-	7,585,051
Selling expenses	3,885,784	528,205	-	4,413,989
Research and development	1,431,627	280,952	-	1,712,579
General and administrative	-	-	4,499,521	4,499,521
Total operating expenses	5,317,411	809,157	4,499,521	10,626,089
Operating income (loss) from continuing operations	$1,768,972	$(310,489)	$(4,499,521)	$(3,041,038)
Net loss from discontinued operations	$(147,011)	$(971,859)	$-	$(1,118,870)

For the year ended June 30, 2010:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$10,737,379	$2,633,896	$-	$13,371,275
Cost of goods sold	4,937,666	1,907,114	-	6,844,780
Gross profit	5,799,713	726,782	-	6,526,495
Selling expenses	3,103,019	522,053	-	3,625,072
Research and development	1,457,373	346,151	-	1,803,524
General and administrative	-	-	5,055,848	5,055,848
Total operating expenses	4,560,392	868,204	5,055,848	10,484,444
Operating income (loss) from continuing operations	$1,239,321	$(141,422)	$(5,055,848)	$(3,957,949)
Net (loss) income from discontinued operations	$(720,325)	$49,307	$-	$(671,018)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

There are two major customers for medical devices. Sales to USS were approximately $3,260,000 and $3,172,000 for the years ended June 30, 2011 and 2010, respectively. Sales to Aesculap were approximately $859,000 and $3,224,000 during the fiscal years ended June 30, 2011 and 2010, respectively. There were no significant concentrations of sales for laboratory and scientific products for the years ended June 30, 2011 and 2010, respectively.

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Twelve months ended June 30,
	2011	2010
United States	$10,142,099	$10,452,705
Australia	234,181	49,447
Europe	1,669,642	1,244,527
Asia	333,436	756,722
Canada and Mexico	311,063	241,045
South America	687,321	286,263
South Africa	572,939	8,801
Middle East	275,532	267,929
Other	213,848	63,836
	$14,440,061	$13,371,275

Total assets, by geographic area, are as follows:

	June 30,
	2011		2010
United States
Long-lived assets		$4,819,483	$3,882,982
Other assets		13,538,839	16,330,428
		18,358,322	20,213,410
United Kingdom
Long-lived assets	$	−	$48,666
Other assets		−	196,079
		−	244,745
Total assets		$18,358,322	$20,458,155

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

10. Income Taxes

There are no federal, state or foreign income tax audits in process as of June 30, 2011. Open tax years related to federal and state income tax filings are for the years ended June 30, 2008, 2009, 2010 and 2011. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company's foreign subsidiaries, Misonix Ltd. and Misonix Urology Services Limited (formerly, UKHIFU Limited) file tax returns in England. The England Inland Revenue Service has not examined these tax returns.  Misonix Sarl files tax returns in France. The French tax authorities have not examined these tax returns. As of June 30, 2011 and 2010, the Company has no material unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2011		2010
Deferred tax liabilities:
Depreciation and amortization		$(282,812)		$(245,100)
Total deferred tax liabilities		(282,812)		(245,100)

Deferred tax assets:
Bad debt reserves		23,120		15,706
Accruals and allowances		13,732		13,862
Inventory valuation		276,453		278,935
License fee income		72,090		53,787
Investments
Stock-based compensation		229,607		214,432
Deferred gain — HIFU and Labcaire		198,145		416,085
Tax credits		424,664		−
Net operating loss carry forwards		4,608,441		3,686,839
Capital loss carryover		387,112		−
Other		8,468		13,520
Total deferred tax assets		6,241,832		4,693,166
Valuation allowance		(5,959,020)		(4,448,066)
Net deferred tax asset	$	−	$	−

Recorded as:
Current deferred tax asset	$	−	$	−
Non-current deferred tax liability, net		−		−
	$	−	$	−

As of June 30, 2011, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on these considerations, management concluded that it is more likely than not that its deferred tax assets will not be fully realized.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

During fiscal 2006, the Company recorded a deferred tax asset related to operating loss carryovers incurred by its wholly-owned subsidiary, Hearing Innovations, in the amount of $1,337,743. The Company recorded a full valuation allowance against these assets in accordance with the provisions of SFAS No. 109. Based upon the capital nature of the deferred tax asset and the Company's projections for future capital gains in which the deferred tax asset would be deductible, management did not deem it more likely than not that the asset would be recoverable at June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company had approximately $11,600,000 U.S. federal net operating loss carryforwards which expire in tax years between 2026 and 2031.  Of the net operating loss carryforwards, approximately $3,900,000 is subject to the separate return loss rules under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has approximately $346,000 of research and development tax credit carryforwards which expire in the tax years between 2026 and 2031.  In addition, the Company has approximately $78,000 of alternative minimum tax credit which has an indefinite carryforward period. The Company has capital loss carryforwards of approximately $387,000 which expire in tax year 2016.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year ended June 30,
	2011	2010
Current:
Federal	$33,100	$(1,187,107)
State	31,116	−
Foreign	-	10,524
Total current	64,216	1,176,583

Deferred:
State	−	481,787
Total deferred	−	481,787
	$64,216	$(694,796)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2011	2010
Tax at federal statutory rates	$(799,394)	$(962,077)
State income taxes, net of federal benefit	20,519	6,946
Research credit	(168,495)	−
Capital loss	(375,323)	−
Stock-based compensation	80,320	57,854
Valuation allowance	1,295,045	176,027
Travel and entertainment	15,084	12,399
Other	(3,540)	14,055
	$64,216	$(694,796)

11. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement (the "USS License") with USS for a twenty-year period, covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery.

The USS License gives USS exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $550,000 and $576,000 for the fiscal years ended June 30, 2011 and 2010, respectively.

12. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Code, for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $16,500 or $21,500 if the employee was over 50 years of age for the year ended June 30, 2010. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $42,186 and $33,628 for the years ended June 30, 2011 and 2010, respectively.

13. Focus Surgery

On March 3, 2008, the Company, USHIFU, FS Acquisition Company and certain other stockholders of Focus Surgery, Inc. ("Focus") entered into a Stock Purchase Agreement (the "Focus Agreement"). The closing of the transactions contemplated by the Focus Agreement took place on July 1, 2008. Pursuant to the Focus Agreement, the Company sold to USHIFU the 2,500 shares of Series M Preferred Stock of Focus owned by the Company for a cash payment of $837,500. The Company also received $693,044, fifty percent (50%) of the outstanding principal and accrued interest of loans previously made by the Company to Focus, with the remaining fifty percent (50%) of such amount of $693,044 paid on January 4, 2010. Upon collection, payment was recognized as a gain.

14. Subsequent Event

As discussed in Note 1, on July 19, 2011, PuriCore Limited and the Company entered into the Settlement. The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc's obligation under the SPA to pay up to $1,000,000 of previously unrecognized, contingent Commissions; (ii) pay PuriCore, an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited's legal costs and (iii) enter into the Distribution Agreement.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

15. Quarterly Results (unaudited)

	FISCAL 2011
	Q1	Q2	Q3	Q4	YEAR
Net sales	$3,257,988	$3,423,689	$3,593,154	$4,165,230	$14,440,061
Cost of goods sold	1,620,703	1,537,107	1,720,037	1,977,163	6,855,010
Gross profit	1,637,285	1,886,582	1,873,117	2,188,067	7,585,051

Operating expenses:
Selling expenses	965,007	1,054,693	1,079,267	1,315,022	4,413,989
General and administrative expenses	1,217,805	1,109,482	1,007,051	1,165,183	4,499,521
Research and development expenses	460,494	428,285	414,342	409,458	1,712,579
Total operating expenses	2,643,306	2,592,460	2,500,660	2,889,663	10,626,089
Loss from operations	(1,006,021)	(705,878)	(627,543)	(701,596)	(3,041,038)

Other (expense) income:
Interest income	50	25	18	37	130
Interest expense	(3,641)	(1,438)	(415)	(280)	(5,774)
Royalty income and license fees	179,115	172,587	135,920	153,866	641,488
Royalty expense	(19,343)	(20,916)	(11,065)	(28,553)	(79,877)
Other	45,409	(5,576)	106,963	(12,885)	133,911
Total other income	201,590	144,682	231,421	112,185	689,878

Loss from continuing operations before income taxes	(804,431)	(561,196)	(396,122)	(589,411)	(2,351,160)

Income tax expense	38,100	4,000	4,000	18,116	64,216

Net (loss) income from continuing operations	$(842,531)	$(565,196)	$(400,122)	$(607,527)	$(2,415,376)

Discontinued operations:
Net (loss) income from discontinued operations net of income tax expense (benefit) of $0, $0, $0 and $0	(175,315)	29,030	(131,356)	(841,229)	(1,118,870)
Net (loss) income from discontinued operations	(175,315)	29,030	(131,356)	(841,229)	(1,118,870)
Net loss
	$(1,017,846)	$(536,166)	$(531,478)	$(1,448,756)	$(3,534,246)

Net loss per share from continuing operations - Basic	$(0.12)	$(0.08)	$(0.06)	$(0.09)	$(0.34)

Net loss per share from discontinued operations - Basic	(0.03)	-	(0.02)	(0.12)	(0.16)

Net loss per share - Basic	$(0.15)	$(0.08)	$(0.08)	$(0.21)	$(0.50)

Net loss per share from continuing operations - Diluted	$(0.12)	$(0.08)	$(0.06)	$(0.09)	$(0.34)

Net loss per share from discontinued operations - Diluted	(0.03)	-	(0.02)	(0.12)	(0.16)

Net loss per share - Diluted	$(0.15)	$(0.08)	$(0.08)	$(0.21)	$(0.50)

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
For the two years ended June 30, 2011 and June 30, 2010

	FISCAL 2010
	Q1	Q2	Q3	Q4	YEAR
Net sales	$2,631,017	$3,148,174	$3,313,131	$4,278,953	$13,371,275
Cost of goods sold	1,621,893	1,642,382	1,596,264	1,984,241	6,844,780
Gross profit	1,009,124	1,505,792	1,716,867	2,294,712	6,526,495

Operating expenses:
Selling expenses	919,607	1,058,879	671,213	975,373	3,625,072
General and administrative expenses	1,312,680	1,490,484	1,021,476	1,231,208	5,055,848
Research and development expenses	422,469	523,571	441,093	416,391	1,803,524
Total operating expenses	2,654,756	3,072,934	2,133,782	2,622,972	10,484,444
Loss from operations	(1,645,632)	(1,567,142)	(416,915)	(328,260)	(3,957,949)

Other (expense) income:
Interest income	14,025	14,052	101	49	28,227
Interest expense	(28,088)	(17,571)	(2,517)	(5,018)	(53,194)
Royalty income and license fees	156,623	152,260	172,534	133,246	614,663
Royalty expense	-	(65,056)	(18,870)	(33,704)	(117,630)
Recovery of Focus Surgery, Inc. investment	-	-	693,044	-	693,044
Other	10,164	(18,875)	(11,609)	(72,479)	(92,799)
Total other income	152,724	64,810	832,683	22,094	1,072,311

(Loss) income from continuing operations before income taxes	(1,492,908)	(1,502,332)	415,768	(306,166)	(2,885,638)

Income tax (benefit) expense	(245,764)	(936,913)	206,242	281,639	(694,796)

Net (loss) income from continuing operations	$(1,247,144)	$(565,419)	$209,526	$(587,805)	$(2,190,842)

Discontinued operations:
Net income (loss) from discontinued operations net of income tax expense (benefit) of $470,397, $0, ($111,763) and $98,748	527,493	237,724	(258,850)	263,169	769,536
Net (loss) income from sale of discontinued operations net of income tax of $957,937, $0, $0, and $401,005	(195,716)	82,897	(257,029)	(1,090,378)	(1,460,226)
Noncontrolling interest in discontinued operations, net of income taxes	20,255	21,085	24,861	(46,529)	19,672
Net income (loss) from discontinued operations	352,032	341,706	(491,018)	(873,738)	(671,018)
Net loss attributable to Misonix, Inc. shareholders	$(895,112)	$(223,713)	$(281,492)	$(1,461,543)	$(2,861,860)

Net (loss) income per share from continuing operations attributable to Misonix, Inc. shareholders - Basic	$(0.18)	$(0.08)	$0.03	$(0.08)	$(0.31)

Net income (loss) per share from discontinued operations - Basic	0.07	0.03	(0.06)	(0.13)	(0.10)

Net loss per share - Basic	$(0.11)	$(0.05)	$(0.04)	$(0.21)	$(0.41)

Net (loss) income per share from continuing operations attributable to Misonix, Inc. shareholders - Diluted	$(0.18)	$(0.08)	$0.03	$(0.08)	$(0.31)

Net income (loss) per share from discontinued operations - Diluted	0.07	0.03	(0.06)	(0.13)	(0.10)

Net loss per share - Diluted	$(0.11)	$(0.05)	$(0.04)	$(0.21)	$(0.41)

Schedule II

MISONIX, INC. and Subsidiaries
Valuation and Qualifying Accounts
For the years ended June 30, 2011 and June 30, 2010

		Column C
	Column B	Additions		Column E
	Balance at	Charged		Balance at
Column A	Beginning	to cost and	Column D	end of
Description	of period	expenses	(Deductions)	period

Allowance for doubtful accounts:
Year ended June 30:

2011	$123,346	$13,441	$(21,048)	$115,739

2010	$334,399	$165,527	$(376,580)	$123,346

(A)	Reduction in allowance for doubtful accounts due to write off of certain accounts receivable balances.

EXHIBIT INDEX

Exhibit No.	Description

10.2	Form of Indemnification Agreement.

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.