Form 10-Q
period 2011-09-30
MISONIX INC
filed 2011-11-09
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	November 9, 2011
Common Stock, $.01 par value	7,001,370

MISONIX, INC.

INDEX

Page
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and June 30, 2011	3

Consolidated Statements of Operations Three months ended September 30, 2011 and 2010 (Unaudited)	4

Consolidated Statement of Stockholders' Equity Three months ended September 30, 2011 (Unaudited)	5

Consolidated Statements of Cash Flows Three months ended September 30, 2011 and 2010 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Part II — OTHER INFORMATION

Item 1A. Risk Factors	18

Item 6. Exhibits	18

Signatures	19

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$6,206,855	$6,881,093
Accounts receivable, less allowance for doubtful accounts of $130,739 and $115,739, respectively	2,050,526	2,294,254
Inventories, net	3,879,875	3,779,020
Prepaid expenses and other current assets	267,854	374,472
Note receivable	460,000	210,000
Total current assets	12,865,110	13,538,839

Property, plant and equipment, net	1,069,395	991,195
Goodwill	1,701,094	1,701,094
Other assets	1,807,818	2,127,194
Total assets	$17,443,417	$18,358,322

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	1,971,100	1,336,558
Other accrued expenses and other current liabilities	1,230,143	1,969,078
Total current liabilities	3,201,243	3,305,636

Deferred lease liability	16,281	14,043
Deferred income	150,307	161,360
Total liabilities	3,367,831	3,481,039

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,079,170 issued, and 7,001,370 outstanding	70,792	70,792
Additional paid-in capital	25,870,205	25,787,960
Accululated deficit	(11,452,987)	(10,569,045)
Treasury stock, at cost, 77,800 shares	(412,424)	(412,424)
Total stockholders' equity	14,075,586	14,877,283
Total liabilities and stockholders' equity	$17,443,417	$18,358,322

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	September 30,
	2011	2010

Net sales	$3,739,156	$3,257,988
Cost of goods sold	1,817,477	1,620,703
Gross profit	1,921,679	1,637,285

Operating expenses:
Selling expenses	1,270,407	965,007
General and administrative expenses	1,167,820	1,217,805
Research and development expenses	397,226	460,494
Total operating expenses	2,835,453	2,643,306
Loss from operations	(913,774)	(1,006,021)

Other income (expense):
Interest income	19	50
Interest expense	(212)	(3,641)
Royalty income and license fees	138,135	179,115
Royalty expense	(28,570)	(19,343)
Other	(14,546)	45,409
Total other income	94,826	201,590

Loss from continuing operations before income taxes	(818,948)	(804,431)

Income tax expense	4,960	38,100

Net loss from continuing operations	(823,908)	(842,531)
Discontinued operations:
Net loss from discontinued operations net of tax of $0 and $0, respectively	(60,034)	(175,315)
Total net loss from discontinued operations	(60,034)	(175,315)
Net loss	$(883,942)	$(1,017,846)

Net loss per share from continuing operations – Basic	$(0.12)	$(0.12)
Net loss per share from discontinued operations – Basic	(0.01)	(0.03)
Net loss per share – Basic	$(0.13)	$(0.15)

Net loss per share from continuing operations – Diluted	$(0.12)	$(0.12)
Net loss per share from discontinued operations – Diluted	(0.01)	(0.03)
Net loss per share – Diluted	$(0.13)	$(0.15)

Weighted Average Shares – Basic	7,001,370	7,001,370
Weighted Average Shares – Diluted	7,001,370	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

For the three months ended September 30, 2011

	Common Stock
	$.01 Par value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders’
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2011	7,079,170	$70,792	(77,800)	$(412,424)	$25,787,960	$(10,569,045)	$14,877,283
Net loss\comprehensive loss	-	-	-	-	-	(883,942)	(883,942)
Stock-based compensation	-	-	-	-	82,245	-	82,245
Balance, September 30, 2011	7,079,170	$70,792	(77,800)	$(412,424)	$25,870,205	$(11,452,987)	$14,075,586

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	September 30,
	2011	2010
Operating activities
Net loss from continuing operations	$(823,908)	$(842,531)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	175,065	35,972
Bad debt expense (recovery)	15,000	(31,022)
Loss on disposal of property, plant and equipment	-	(18,515)
Stock-based compensation	82,245	60,106
Deferred income	(34,774)	(36,008)
Deferred lease liability	2,238	1,404
Changes in operating assets and liabilities:
Accounts receivable	228,728	425,892
Inventories	29,025	(218,969)
Prepaid expenses and other current assets	106,618	(96,143)
Accounts payable and accrued expenses	(76,872)	(110,427)
Other	12,188	233,137
Net cash used in operating activities	(284,447)	(597,104)

Investing activities
Acquisition of property, plant and equipment	(196,077)	(26,927)
Deferred payment on asset acquisition	(129,880)	-
Net cash used in investing activities	(325,957)	(26,927)

Financing activities
Payments of short-term borrowings	-	(93,188)
Principal payments on capital lease obligations	(3,800)	(3,557)
Net cash used in financing activities	(3,800)	(96,745)

Cash flows from discontinued operations
Net cash used in operating activities	(60,034)	(175,315)
Net cash provided by investing activities	-	405,000
Net cash (used) provided by discontinued operations	(60,034)	229,685

Effect of exchange rate changes on cash	-	3,923
Net decrease in cash and cash equivalents	(674,238)	(487,168)
Cash and cash equivalents at beginning of period	6,881,093	9,900,605
Cash and cash equivalents at end of period	$6,206,855	$9,413,437

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$212	$3,641

Income taxes	$5,903	$42,100

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011 ("2011 Annual Report"). A summary of the Company's significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company's 2011 Annual Report. There have been no changes in the Company's significant accounting policies subsequent to June 30, 2011.

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

The consolidated financial statements of MISONIX, INC. ("Misonix" or the "Company") include the accounts of Misonix and its 100% owned subsidiaries, Misonix Limited and Hearing Innovations, Inc. ("Hearing Innovations"). All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, develops and markets minimally invasive ultrasonic medical device products. These products include the BoneScalpelTM cutting system which is used among other things for surgical procedures of the spine, the SonaStar® Surgical Aspirator which is used to emulsify and remove soft and hard tumors, the SonicOne® Wound Cleansing and Debridement System (“SonicOne”) that offers tissue specific debridement and cleansing of wounds for effective removal of devitalized tissue and fibrin deposits while sparing viable cells, and the AutoSonix ultrasound cutting and coagulating system which is marketed by Misonix through an agreement with Covidien Ltd. Misonix also markets its Lysonix ultrasound assisted liposuction device through Mentor Corporation, a subsidiary of Johnson & Johnson (“Mentor”). The Company also develops and markets ductless fume enclosures for filtration of gaseous contaminates in the laboratory and forensic markets.

For the quarter ended September 30, 2011 and 2010, approximately 38% and 27%, respectively, of the Company's net sales were to foreign markets. Sales by the Company in other major industrial countries are made primarily through distributors.

Hearing Innovations is located in Farmingdale, New York and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

Discontinued Operations

On August 4, 2009, the Company sold its Labcaire Systems, Ltd. ("Labcaire") subsidiary to PuriCore International Limited ("PuriCore Limited") for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. During the year ended June 30, 2011, the Company received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate was consistent with published discounts. The discounted value of the note ($900,000) was used to determine gain or loss on the sale and the remaining outstanding balance is included in other assets in the consolidated balance sheet, with the current portion reflected as a component of notes receivable. The Company was also to receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing ("AER") and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company was also to be subject to a maximum payment of $1,000,000. The aggregate commission was not recognized in determining the gain or loss on the sale of Labcaire until the commission was to be paid. As of June 30, 2011, there were no commissions paid. For the year ended June 30, 2010, the Company recorded a pre-tax loss on the sale of Labcaire of $295,879. Results of Labcaire operations have been reported as a discontinued operation for all periods presented.

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

On July 19, 2011, PuriCore Limited and the Company reached an agreement to settle the Lawsuit (the "Settlement"). The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc's obligation under the SPA to pay up to $1,000,000 of the previously unrecorded, contingent commissions (as described above); (ii) pay PuriCore, Inc. ("PuriCore"), an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited's legal costs which had been accrued for as of June 30, 2011 and recorded as a component of loss from discontinued operations for the year ended June 30, 2011 and (iii) enter into a Product License and Distribution Agreement, dated as of July 19, 2011, with PuriCore (the "Distribution Agreement").

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following represents predominantly legal and other expenses associated with Labcaire and Misonix HIFU Technologies Limited which are included in discontinued operations:

	For the three months ended
	September 30,
	2011	2010
Revenues	$-	$-
(Loss) from discontinued operations, before tax	$(60,034)	$(175,315)
Income tax expense	-	-
Loss from discontinued operations net of tax	$(60,034)	$(175,315)

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

Reclassifications

Certain prior period amounts in the accompanying financial statements and related notes have been reclassified to conform to the current period's presentation.

2. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per common share ("diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding (principally outstanding common stock options) for the period.

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the three months ended
	September 30,
	2011	2010
Basic shares	7,001,370	7,001,370
Dilutive effect of stock options	—	—
Diluted shares	7,001,370	7,001,370

Diluted EPS for the three months ended September 30, 2011 and September 30, 2010 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 2,029,165 and 2,010,560 shares of common stock for the three months ended September 30, 2011 and September 30, 2010, respectively.

3. Comprehensive Loss

Total comprehensive loss was $883,942 for three months ended September 30, 2011 and $1,017,846 for the three months ended September 30, 2010, respectively. There are no components of comprehensive loss other than net loss for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the "Committee")) not to exceed 10 years. The Committee determines the vesting period for the Company's stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended September 30, 2011 and 2010, the Company granted options to purchase 233,750 and 219,500 shares of the Company's common stock, respectively.

Stock-based compensation expense for the three month periods ended September 30, 2011 and 2010 was $82,000 and $60,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company's statements of operations on a straight-line basis over the vesting periods. As of September 30, 2011, there was approximately $960,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.1 years.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

There was no cash received from the exercise of stock options for three month periods ended September 30, 2011 and 2010. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

The fair values of the options granted during the periods ended September 30, 2011 and 2010 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the three months
	ended
	September 30,
	2011	2010
Risk-free interest rate	3.4%	3.9%
Expected option life in years	6.5	6.5
Expected stock price volatility	75.4%	78.3%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.75	$1.49

The expected life was based on historical exercises and terminations. The expected volatility for the expected life of the options is determined using historical price changes of the Company’s stock over a period equal to that of the expected life of the options. The risk free rate is based upon the U.S. Treasury yield in effect at the time of the grant. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

Changes in outstanding stock options during the three months ended September 30, 2011 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value (a)
Outstanding as of June 30, 2011	1,795,415	4.06
Granted	233,750	2.19
Forfeited	—
Expired	—
Outstanding as of September 30, 2011	2,029,165	3.84	5.9	$49,527
Exercisable and vested at September 30, 2011	1,398,565	4.62	4.7	$18,727
Available for grant at September 30, 2011	432,950

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2011 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

5. Income Taxes

There are no federal, state or foreign income tax audits in process as of September 30, 2011. Open tax years related to federal and state income tax filings are for the years ended June 30, 2008, 2009, 2010 and 2011. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company's foreign subsidiaries, Misonix Limited and Misonix Urology Services Limited (formerly, UKHIFU Limited) file tax returns in England. The England Inland Revenue Service has not examined these tax returns.  Misonix Sarl files tax returns in France. The French tax authorities have not examined these tax returns. As of September 30, 2011 and June 30, 2011, the Company has no material unrecognized tax benefits.

As of September 30, 2011, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on these considerations, management concluded that it is more likely than not that its deferred tax assets will not be fully realized.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)

6. Inventories

Inventories are summarized as follows:

	September 30,	June 30,
	2011	2011
Raw material	$2,487,645	$2,370,937
Work-in-process	1,270,646	1,333,923
Finished goods	651,336	542,127
	4,409,627	4,246,987
Less valuation reserve	529,752	467,967
	$3,879,875	$3,779,020

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2011	2011
Accrued payroll and vacation	$441,808	$465,272
Accrued bonuses	144,393	200,000
Accrued commissions	129,196	141,408
Accrued professional and legal fees	59,186	752,609
Royalty expense	172,768	154,761
Deferred income	71,642	95,363
Other	211,150	159,665
	$1,230,143	$1,969,078

8. Commitments and Contingencies

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation.   Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or result of operations.  Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  An unfavorable ruling could include money damages and in such event, could result in a material adverse impact on the Company’s results of operations in which the ruling occurs.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

9. Business Segments

The Company currently operates in two business segments which are organized by product types: laboratory and scientific products and medical devices (See Note 13.). Laboratory and scientific products include the AuraTM ductless fume enclosure and forensic equipment primarily used in law enforcement. Medical device products include the AutoSonix™ ultrasonic cutting and coagulatory system, refurbishing revenues of high-performance ultrasound systems and replacement transducers for the medical diagnostic ultrasound industry, ultrasonic lithotriptor, ultrasonic neuroaspirator (used for neurosurgery) and soft tissue aspirator (used primarily for the cosmetic surgery market). The Company evaluates the performance of the segments based upon income from operations less general and administrative expenses, which are maintained at the corporate headquarters (corporate). The Company does not allocate assets by segment as such information is not provided to the chief decision maker. Summarized financial information for each of the segments for the three months ended September 30, 2011 and 2010 are as follows:

For the three months ended September 30, 2011:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$3,217,199	$521,957	$-	$3,739,156
Cost of goods sold	1,453,407	364,070	-	1,817,477
Gross profit	1,763,792	157,887	-	1,921,679
Selling expenses	1,180,252	90,155	-	1,270,407
Research and development	309,974	87,252	-	397,226
General and administrative	-	-	1,167,820	1,167,820
Total operating expenses	1,490,226	177,407	1,167,820	2,835,453
Operating income (loss) from continuing operations	$273,566	$(19,520)	$(1,167,820)	$(913,774)
Net gain (loss) from discontinued operations	$4,975	$(65,009)	$-	$(60,034)

For the three months ended September 30, 2010:

	Medical	Laboratory and	Corporate and
	Devices	Scientific Products	Unallocated	Total
Net sales	$2,692,268	$565,720	$-	$3,257,988
Cost of goods sold	1,219,697	401,006	-	1,620,703
Gross profit	1,472,571	164,714	-	1,637,285
Selling expenses	820,514	144,493	-	965,007
Research and development	381,277	79,217	-	460,494
General and administrative	-	-	1,217,805	1,217,805
Total operating expenses	1,201,791	223,710	1,217,805	2,643,306
Operating income (loss) from continuing operations	$270,780	$(58,996)	$(1,217,805)	$(1,006,021)
Net loss from discontinued operations	$(175,315)	$-	$-	$(175,315)

The Company's revenues are generated from various geographic regions. The following is an analysis of net sales by geographic region:

	Three months ended September 30,
	2011	2010
United States	$2,291,940	$2,366,712
Australia	18,185	7,504
Europe	828,089	407,673
Asia	110,756	83,806
Canada and Mexico	189,022	99,162
South America	74,806	122,986
South Africa	64,681	141,712
Middle East	131,285	28,034
Other	30,392	399
	$3,739,156	$3,257,988

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)

10. Fair Value of Financial Instruments

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2011:

September 30, 2011	Carrying Amount	Fair Value
Cash and cash equivalents	$6,206,855	$6,206,855
Trade accounts receivable	2,050,526	2,050,526
Trade accounts payable	1,971,100	1,971,100
Note receivable – short term	460,000	460,000
Note receivable – long term (included in other assets)	190,000	190,000

June 30, 2011	Carrying Amount	Fair Value
Cash and cash equivalents	$6,881,093	$6,881,093
Trade accounts receivable	2,294,254	2,294,254
Trade accounts payable	1,336,558	1,336,558
Note receivable – short term	210,000	210,000
Note receivable – long term (included in other assets)	440,000	440,000

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 30, 2011 and for the three months then ended, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

11. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of assets of Fibra Sonics, Inc.

Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment test for fiscal 2011. There were no indicators that the recorded goodwill was impaired as of September 30, 2011 which required further testing.

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $547,722 and $548,016 at September 30, 2011 and June 30, 2011, respectively. Accumulated amortization totaled $437,547 and $420,359 at September 30, 2011 and June 30, 2011, respectively. Amortization expense for the three month periods ending September 30, 2011 and September 30, 2010 was approximately $16,000 and $15,000, respectively.

Net customer relationships reported in other assets totaled $640,000 and $680,000 at September 30, 2011, and June 30, 2011, respectively.  Accumulated amortization amounted to $160,000 at September 30, 2011 and $120,000 at June 30, 2011, respectively.  Amortization expense for the three months ended September 30, 2011 and September 30, 2010 was $40,000 and $0, respectively.  Customer relationships will be amortized on a straight-line basis over a five year period.

The following is a schedule of estimated future amortization expense as of September 30, 2011:

		Customer
	Patents	Relationships
2012	$49,714	$120,000
2013	63,239	160,000
2014	60,597	160,000
2015	55,035	160,000
2016	53,595	40,000
Thereafter	265,542	-
	$547,722	$640,000

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)

12. Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, to modify goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the amended guidance, an entity must consider whether it is more likely than not that a goodwill impairment exists for reporting units with a zero or negative carrying amount. If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test in ASC 350-20-35 must be performed to measure the amount of goodwill impairment loss, if any. This standard was effective for goodwill impairment analysis for fiscal years and interim periods beginning after December 15, 2010, and became effective for our interim and annual reporting periods beginning July 1, 2011. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S.  GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The Company is evaluating the guidance and does not anticipate that adoption will have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB amended Accounting Standard Codification 220, Comprehensive Income.  The amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us is July 1, 2012, with full retrospective application required.  As a result, the adoption of this standard will change how we present other comprehensive income (loss), which has been historically presented as part of our consolidated statements of stockholders’ equity.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the revised guidance, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the revised guidance and does not  anticipate that adoption will have a material impact on the Company's consolidated financial statements.

13. Subsequent Event

On October 19, 2011, Misonix sold its Laboratory and Forensic Safety Products business, which comprises substantially all of the Laboratory and Scientific products segment, to Mystaire, Inc. for $1.5 million in cash plus a potential additional payment of up to an aggregate of $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing.  The Laboratory and Forensic Safety Products business manufactures and markets ductless fume, laminar airflow, and polymerase chain reaction workstations both domestically and internationally with revenues for fiscal 2011 of approximately $2.1 million.  Misonix will continue for a period of six weeks to manufacture and deliver products for orders received prior to the closing date as well as provide product to the buyer as transition inventory.  As of September 30, 2011, the transaction did not meet the criteria included in Accounting Standards Codification 360, Property, Plant and Equipment to be classified as discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to as "Misonix", "we", "our", and "us", should be read in conjunction with the accompanying unaudited financial statements included in Item 1. "Financial Statements" of this Report and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on September 20, 2011, for the fiscal year ended June 30, 2011 ("2011 Form 10-K"). Item 7 of the 2011 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 30, 2011.

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

Three months ended September 30, 2011 and 2010.

Net sales: Net sales of the Company's medical device products and laboratory and scientific products increased $481,168 to $3,739,156 for the three months ended September 30, 2011 from $3,257,988 for the three months ended September 30, 2010. The change in net sales is due to an increase in sales of medical device products of $524,931 to $3,217,199 for the three months ended September 30, 2011 from $2,692,268 for the three months ended September 30, 2010. The change in net sales is partially offset by a decrease in laboratory and scientific products sales of $43,763 to $521,957 for the three months ended September 30, 2011 from $565,720 for the three months ended September 30, 2010. The increase in therapeutic medical device products was primarily attributable to sales of the Company's Neuroaspirator products. The decrease in laboratory and scientific products sales is primarily due to lower forensic market sales due to the overall state and municipal economic environment.

Gross profit: Gross profit increased to 51.4% for the three months ended September 30, 2011 from 50.3% for the three months ended September 30, 2010. Gross profit for medical device products increased to 54.8% for the three months ended September 30, 2011 from 54.7% for the three months ended September 30, 2010. Gross profit for laboratory and scientific products increased to 30.2% for the three months ended September 30, 2011 from 29.1% for the three months ended September 30, 2010. The increase in gross profit percentage in the September 2011 period for laboratory and scientific products is due to lower fixed factory overhead costs.

Selling expenses: Selling expenses increased $305,400 to $1,270,407 for the three months ended September 30, 2011 from $965,007 for the three months ended September 30, 2010.  Selling expenses for medical device products increased $359,738, primarily due to higher commissions, higher employee related expenses and higher advertising and depreciation expenses. Laboratory and scientific products selling expenses decreased $54,338 due to lower salary and commission expense.

General and administrative expenses: General and administrative expenses decreased $49,985 from $1,217,805 in the three months ended September 30, 2010 to $1,167,820 in the three months ended September 30, 2011 mainly due to lower rent and insurance costs.

Research and development expenses: Research and development expenses decreased $63,268 from $460,494 for the three months ended September 30, 2010 to $397,226 for the three months ended September 30, 2011. Laboratory and scientific products research and development expenses increased $8,035. Research and development expenses for medical device products decreased $71,303, primarily due to lower salary and consulting expenses.

Other income (expense): Other income for the three months ended September 30, 2011 was $94,826 as compared to $201,590 for the three months ended September 30, 2010, a decrease of $106,764 due to lower royalty income and a gain on the disposal of assets related to Misonix Limited booked in the first quarter of fiscal 2011.

Income taxes: The effective tax rate was (1%) for the three months ended September 30, 2011, as compared to an effective tax rate of (5%) for the three months ended September 30, 2010. The (1%) is predicated on the assumption of an effective tax rate of approximately (1%) based upon updated assumptions for fiscal 2012 plus the impact of permanent differences between accounting and taxable income.

Liquidity and Capital Resources

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, divestiture of current business lines as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.

Working capital at September 30, 2011 and June 30, 2011 was $9,664,000 and $10,233,000, respectively. For the three months ended September 30, 2011, cash used in operations totaled $284,000 primarily due to an operating loss of $824,000 partially offset by depreciation and amortization of $175,000, stock based compensation of $82,000, higher accounts payables and other accrued liabilities of $42,000 and lower accounts receivables of $194,000. For the three months ended September 30, 2011, cash used in investing activities totaled $326,000 due to the combination of the acquisition of fixed assets and the purchase of assets from Aesculap, Inc. For the three months ended September 30, 2011, cash used in financing activities was $4,000.

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

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 12 to our consolidated financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments.

Interest Rate Risk:

The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company's existing cash, results of operations, and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2011 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the "Item 1A. Risk Factors" section of our 2011 Form 10-K. There have been no material changes from the risk factors disclosed in that Form 10-K.

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

Date: November 9, 2011

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary