Form 10-Q
period 2011-12-31
MISONIX INC
filed 2012-02-08
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	February 8, 2012
Common Stock, $.01 par value	7,001,370

MISONIX, INC.

INDEX

Page
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011	3

Consolidated Statements of Operations for the Six months ended December 31, 2011 and 2010 (Unaudited)	4

Consolidated Statements of Operations for the Three months ended December 31, 2011 and 2010 (Unaudited)	5

Consolidated Statement of Stockholders' Equity for Six months ended December 31, 2011 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six months ended December 31, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II — OTHER INFORMATION

Item 1A. Risk Factors	19

Item 6. Exhibits	19

Signatures	20

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
		(Derived from
		audited
		financial
	(Unaudited)	statements)
Assets
Current assets:
Cash and cash equivalents	$6,696,617	$6,881,093
Accounts receivable, less allowance for doubtful accounts of $140,739 and $115,739, respectively	1,875,984	2,085,972
Inventories, net	3,658,409	3,130,207
Prepaid expenses and other current assets	172,224	374,472
Note receivable	410,500	210,000
Current assets of discontinued operations	498,234	857,095
Total current assets	13,311,968	13,538,839

Property, plant and equipment, net	958,664	969,336
Goodwill	1,701,094	1,701,094
Other assets	1,748,338	2,127,194
Assets of discontinued operations	-	21,859
Total assets	$17,720,064	$18,358,322

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	1,041,124	1,110,694
Accrued expenses and other current liabilities	1,109,455	1,969,078
Liabilities of discontinued operations	228,675	225,864
Total current liabilities	2,379,254	3,305,636

Deferred lease liability	18,519	14,043
Deferred income	139,253	161,360
Total liabilities	2,537,026	3,481,039

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,079,170 issued and 7,001,370 outstanding	70,792	70,792
Additional paid-in capital	25,957,578	25,787,960
Accululated deficit	(10,432,908)	(10,569,045)
Treasury stock, at cost, 77,800 shares	(412,424)	(412,424)
Total stockholders' equity	15,183,038	14,877,283
Total liabilities and stockholders' equity	$17,720,064	$18,358,322

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the six months ended
	December 31,
	2011	2010

Net sales	$6,767,734	$5,454,824
Cost of goods sold	2,734,968	2,259,004
Gross profit	4,032,766	3,195,820

Operating expenses:
Selling expenses	2,374,297	1,728,207
General and administrative expenses	2,250,205	2,327,287
Research and development expenses	613,676	733,438
Total operating expenses	5,238,178	4,788,932
Loss from operations	(1,205,412)	(1,593,112)

Other income (expense):
Interest income	158	75
Interest expense	(363)	(5,079)
Royalty income and license fees	326,507	351,702
Royalty expense/fee recovery	121,276	(40,259)
Other	(20,479)	39,833
Total other income	427,099	346,272

Loss from continuing operations before income taxes	(778,313)	(1,246,840)

Income tax (benefit)/expense	(202,273)	42,100

Net loss from continuing operations	(576,040)	(1,288,940)
Discontinued operations:
Loss from discontinued operations net of a tax benefit of $130,517 and $0, respectively	(206,181)	(265,072)
Gain from sale of discontinued operations net of tax expense of $532,268 and $0, respectively	918,358	-
Net income/(loss) from discontinued operations	712,177	(265,072)
Net income/(loss)	$136,137	$(1,554,012)

Net loss per share from continuing operations - Basic	$(0.08)	$(0.18)
Net income/(loss) per share from discontinued operations - Basic	0.10	(0.04)
Net income/(loss) per share - Basic	$0.02	$(0.22)

Net loss per share from continuing operations - Diluted	$(0.08)	$(0.18)
Net income/(loss) per share from discontinued operations - Diluted	0.10	(0.04)
Net income/(loss) per share - Diluted	$0.02	$(0.22)

Weighted Average Shares - Basic	7,001,370	7,001,370
Weighted Average Shares - Diluted	7,001,370	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	December 31,
	2011	2010

Net sales	$3,550,535	$2,762,556
Cost of goods sold	1,281,561	1,039,307
Gross profit	2,268,974	1,723,249

Operating expenses:
Selling expenses	1,194,045	907,693
General and administrative expenses	1,082,385	1,109,482
Research and development expenses	303,702	352,161
Total operating expenses	2,580,132	2,369,336
Loss from operations	(311,158)	(646,087)

Other income (expense):
Interest income	139	25
Interest expense	(151)	(1,438)
Royalty income and license fees	188,372	172,587
Royalty expense/fee recovery	149,846	(20,916)
Other	(6,335)	(5,576)
Total other income	331,871	144,682

Income/(loss) from continuing operations before income taxes	20,713	(501,405)

Income tax (benefit)/expense	(207,233)	4,000

Net income/(loss) from continuing operations	227,946	(505,405)
Discontinued operations:
Loss from discontinued operations net of a tax benefit of $130,517 and $0, respectively	(126,225)	(30,761)
Gain from sale of discontinued operations net of tax expense of $532,268 and $0, respectively	918,358	-
Net income/(loss) from discontinued operations	792,133	(30,761)
Net income/(loss)	$1,020,079	$(536,166)

Net income/(loss) per share from continuing operations - Basic	$0.03	$(0.07)
Net income/(loss) per share from discontinued operations - Basic	0.11	(0.01)
Net income/(loss) per share - Basic	$0.15	$(0.08)

Net income/(loss) per share from continuing operations - Diluted	$0.03	$(0.07)
Net income/(loss) per share from discontinued operations - Diluted	0.11	(0.01)
Net income/(loss) per share - Diluted	$0.15	$(0.08)

Weighted Average Shares - Basic	7,001,370	7,001,370
Weighted Average Shares - Diluted	7,001,370	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

	Common Stock
	$.01 Par value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2011	7,079,170	$70,792	(77,800)	$(412,424)	$25,787,960	$(10,569,045)	$14,877,283
Net income/comprehensive income	-	-	-	-	-	136,137	136,137
Stock-based compensation	-	-	-	-	169,618	-	169,618
Balance, December 31, 2011	7,079,170	$70,792	(77,800)	$(412,424)	$25,957,578	$(10,432,908)	$15,183,038

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	December 31,
	2011	2010
Operating activities
Net loss from continuing operations	$(576,040)	$(1,288,940)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	341,425	172,374
Bad debt expense (recovery)	25,000	(24,022)
Stock-based compensation	169,618	130,998
Deferred income	(65,282)	(25,728)
Deferred lease liability	4,476	5,617
Changes in operating assets and liabilities:
Accounts receivable	184,988	84,126
Inventories	(218,942)	(600,682)
Prepaid expenses and other assets	285,404	226,700
Accounts payable and accrued expenses	(878,347)	(22,148)
Net cash used in operating activities	(727,700)	(1,341,705)

Investing activities
Acquisition of property, plant and equipment	(285,053)	(108,359)
Payments for assets acquisition (note 10)	(259,760)	(800,000)
Net cash used in investing activities	(544,813)	(908,359)

Financing activities
Payments of short-term borrowings	-	(166,978)
Principal payments on capital lease obligations	(7,669)	(7,178)
Net cash used in financing activities	(7,669)	(174,156)

Cash flows from discontinued operations
Net cash used in operating activities	(379,110)	(358,183)
Net cash provided by investing activities	1,474,816	1,115,000
Net cash provided by discontinued operations	1,095,706	756,817

Effect of exchange rate changes on cash	-	3,923
Net decrease in cash and cash equivalents	(184,476)	(1,663,480)
Cash and cash equivalents at beginning of period	6,881,093	9,900,605
Cash and cash equivalents at end of period	$6,696,617	$8,237,125

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$363	$5,079

Income taxes	$10,809	$42,100

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

Organization and Business

Misonix is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, develops and markets minimally invasive ultrasonic medical device products. These products include the BoneScalpelTM cutting system which is used among other things for surgical procedures of the spine, the SonaStar® Surgical Aspirator which is used to emulsify and remove soft and hard tumors, the SonicOne® Wound Cleansing and Debridement System that offers tissue specific debridement and cleansing of wounds for effective removal of devitalized tissue and fibrin deposits while sparing viable cells, and the AutoSonix ultrasound cutting and coagulating system which is marketed by Misonix through an agreement with Covidien Ltd. Misonix also markets its Lysonix ultrasound assisted liposuction device through Mentor Corporation, a subsidiary of Johnson & Johnson.

The Company’s revenues are generated from various geographic regions. Sales by the Company in major industrial countries are made primarily through distributors. The following is an analysis of net sales from continuing operation by geographic region:

	Three months ended December 31,			Six months ended December 31,
	2011	2010		2011	2010
United States	$1,872,338	$1,923,549	United States	$3,750,051	$3,805,735
Australia	62,641	56,959	Australia	80,826	64,464
Europe	645,914	319,849	Europe	1,474,003	690,359
Asia	445,080	97,344	Asia	483,686	137,101
Canada and Mexico	102,801	25,805	Canada and Mexico	290,942	97,207
South America	204,944	160,807	South America	279,739	283,783
South Africa	81,330	-	South Africa	141,715	141,712
Middle East	135,487	159,824	Middle East	266,772	178,882
Other	-	18,419	Other	-	55,581
	$3,550,535	$2,762,556		$6,767,734	$5,454,824

Hearing Innovation is located in Farmingdale, New York and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

Discontinued Operations

On October 19, 2011, Misonix sold its Laboratory and Forensic Safety Products business, which comprised substantially all of the Laboratory and Scientific products segment, to Mystaire, Inc. (“Mystaire”) for $1.5 million in cash plus a potential additional payment of up to an aggregate $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing (the “earn-out”). The Laboratory and Forensic Safety Products business manufactured and marketed ductless fume, laminar airflow and polymerase chain reaction workstations both domestically and internationally with revenues for fiscal 2011 of approximately $2.1 million.

In accordance with the Asset Purchase Agreement, Misonix retained amongst other items, the existing accounts receivable, inventory, accounts payable and accrued expenses of the Laboratory and Forensic Safety Products business. After considering the proceeds received of $1,500,000 in cash, professional fees of $25,000 in connection with the sale and the net book value of the assets sold of $24,000, which is comprised primarily of property and equipment, Misonix reported a gain on sale of $1,451,000 and recorded income taxes of $532,000 on the gain during the six months ended December 31, 2011. The earn-out will not be factored into the gain on sale until it is earned by Misonix.

In accordance with the terms of the Transition and Manufacturing Services Agreement, which was entered into as part of the sale, Misonix continued for a period of six weeks to manufacture and deliver products for orders received prior to the closing date as well as to provide product to Mystaire as transition inventory, which was completed on November 30, 2011. The remaining inventory as of November 30, 2011 will be utilized by Mystaire over a period of six months and Mystaire will pay Misonix its cost of the inventory as the inventory is utilized with any remaining inventory at the end of the six month period sold to Mystaire for $1,000. As of December 31, 2011 the carrying value of the remaining inventory aggregated approximately $320,000. Management believes that the carrying value of the inventory continues to be recoverable.

The results of operations of the Laboratory and Forensic Safety business will be presented as discontinued operations for all periods presented as Misonix does not have any significant cash flow or continuing involvement in this business. Following the sale of the Laboratory and Forensic Safety Products business, the Company operates in one reportable segment, Medical Devices.

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

During the initial term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the "Minimum Payment"). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company's right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration has made a final determination that prohibits the sale of the Licensed Products for use in the Field. As of December 31, 2011, Misonix has purchased, Licensed Products from Puricore aggregating approximately $49,500 in gross margin value to PuriCore.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following represents the results of the Laboratory and Forensic Safety Products business along with legal and other expenses associated with Labcaire and Misonix HIFU Technologies Limited which are included in discontinued operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues	$905,245	$661,133	$1,427,203	$1,226,853
(Loss) from discontinued operations, before tax	$(256,742)	$(30,761)	$(336,698)	$(265,072)
Gain on sale of discontinued operations	1,450,626	-	1,450,626	-
Income tax expense	(401,751)	-	(401,751)	-
Net income/(loss) from discontinued operations net of tax	$792,133	$(30,761)	$712,177	$(265,072)

Current assets of discontinued operations are comprised of accounts receivable of $178,089 and $208,282 and inventories of $320,145 and $648,813 at December 31, 2011 and June 30, 2011, respectively. Long term assets of discontinued operations are comprised entirely of property and equipment at June 30, 2011. Current liabilities of discontinued operations are comprised entirely of accounts payables and accrued expenses at December 31, 2011 and June 30, 2011.

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

2. Income (Loss) Per Share of Common Stock

Basic income (loss) per common share (“basic EPS”) is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share (“diluted EPS”) is computed by dividing income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding (principally outstanding common stock options) for the period.

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2011	2010	2011	2010
Basic shares	7,001,370	7,001,370	7,001,370	7,001,370
Dilutive effect of stock options	—	—	—	—
Diluted shares	7,001,370	7,001,370	7,001,370	7,001,370

Excluded from the calculation of diluted EPS are options to purchase 1,584,030 shares of common stock for the three months ended December 31, 2011. The excluded shares are any share for which the average stock price for the quarter or year-to-date is less than the exercise price of the outstanding options in the period in which the Company has income.

Diluted EPS for the six months and three months ended December 31, 2011 and the six months and three months ended December 31, 2010 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,824,680 and 1,735,550 shares of common stock for the six months ended December 31, 2011 and December 31, 2010, respectively.

3. Comprehensive Income (Loss)

Total comprehensive income/(loss) was $136,137 and $1,020,079 for the six and three months ended December 31, 2011 and $(1,554,012) and $(536,166) for the six and three months ended December 31, 2010, respectively. There are no components of comprehensive loss other than net loss for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee also determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the six month periods ended December 31, 2011 and 2010, the Company granted options to purchase 233,750 and 219,500 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the six month periods ended December 31, 2011 and 2010 was $170,000 and $131,000, respectively. Stock-based compensation for the three month periods ended December 31, 2011 and 2010 was $88,000 and $71,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of December 31, 2011, there was approximately $872,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 2.9 years.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

There was no cash received from the exercise of stock options for the six and three month periods ended December 31, 2011 and 2010. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

The fair values of the options granted during the periods ended December 31, 2011 and 2010 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the six months
	ended
	December 31,
	2011	2010
Risk-free interest rate	3.4%	3.9%
Expected option life in years	6.5	6.5
Expected stock price volatility	75.4%	78.3%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.75	$1.49

The expected life was based on historical exercises and terminations. The expected volatility for the expected life of the options is determined using historical price changes of the Company’s common stock over a period equal to that of the expected life of the options. The risk free rate is based upon the U.S. Treasury yield in effect at the time of the grant. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

Changes in outstanding stock options during the six months ended December 31, 2011 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value (a)
Outstanding as of June 30, 2011	1,795,415	$4.06
Granted	233,750	2.19
Forfeited	(1,000)	2.13
Expired	(203,485)	6.07
Outstanding as of December 31, 2011	1,824,680	3.60	6.2	$86,944
Exercisable and vested at December 31, 2011	1,228,868	$4.32	4.9	$41,118
Available for grant at December 31, 2011	433,950

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying common stock, based on the respective market prices at December 31, 2011 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

5. Income Taxes

There are no federal, state or foreign income tax audits in process as of December 31, 2011. Open tax years related to federal and state income tax filings are for the years ended June 30, 2008, 2009, 2010 and 2011. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company's U.K. subsidiaries, Misonix Limited and Misonix Urology Services Limited (formerly, UKHIFU Limited), file tax returns in England. The England Inland Revenue Service has not examined these tax returns.  The Company’s French subsidiary, Misonix Sarl, files tax returns in France. The French tax authorities have not examined these tax returns. As of December 31, 2011 and June 30, 2011, the Company has no material unrecognized tax benefits.

As of December 31, 2011, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based on these considerations, management concluded that it is more likely than not that its deferred tax assets will not be fully realized.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

6. Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2011	2011
Raw material	$2,221,569	$1,845,667
Work-in-process	956,674	1,173,639
Finished goods	942,364	491,015
	4,120,607	3,510,321
Less valuation reserve	462,198	380,114
	$3,658,409	$3,130,207

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2011	2011
Accrued payroll and vacation	$421,763	$465,272
Accrued bonuses	100,000	200,000
Accrued commissions	108,266	141,408
Accrued professional and legal fees	75,188	752,609
Accrued royalties	22,922	154,761
Income tax payable	198,518	16,000
Deferred income	52,188	95,363
Other	130,610	143,665
	$1,109,455	$1,969,078

8. Commitments and Contingencies

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation.   Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or result of operations.  Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  An unfavorable ruling could include money damages and in such event, could result in a material adverse impact on the Company’s results of operations.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

9. Fair Value of Financial Instruments

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2011:

December 31, 2011	Carrying Amount	Fair Value
Cash and cash equivalents	$6,696,617	$6,696,617
Trade accounts receivable	1,875,984	1,875,984
Trade accounts payable	1,041,124	1,041,124
Note receivable – short term	410,500	410,500
Note receivable – long term (included in other assets)	190,000	190,000

June 30, 2011	Carrying Amount	Fair Value
Cash and cash equivalents	$6,881,093	$6,881,093
Trade accounts receivable	2,085,972	2,085,972
Trade accounts payable	1,110,694	1,110,694
Note receivable – short term	210,000	210,000
Note receivable – long term (included in other assets)	440,000	440,000

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 31, 2011 and for the three months then ended, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of assets of Fibra Sonics, Inc.

Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment test for fiscal 2011. There were no indicators that the recorded goodwill was impaired as of December 31, 2011 which required further testing.

On October 7, 2010, the Company, and Aesculap entered into a Termination, Amendment and Buy-Back Agreement to Distributor Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, the parties agreed to terminate, as of October 15, 2010 (the "Termination Date"), (i) Misonix's remaining obligations under the Distributor Agreement dated November 1999 between Aesculap and F-S, as amended (the "Distributor Agreement"), and (ii) Aesculap's rights to sell procedure packs (the "Sale Rights") to the Sonastar Customers (as defined below). On the Termination Date, in consideration of the purchase and sale of (i) Aesculap's current service contracts ("Sonastar Contracts") for the products (the "Products") that are the subject of the Distributor Agreement, customer list and customers currently evaluating the Products all with respect to the sale and servicing of the Products (the "Customer List") and (ii) the Sale Rights, on October 15, 2010, Misonix paid Aesculap $800,000. Misonix will assume all rights, responsibilities and obligations pursuant to and under the (i) Sonastar Contracts and Customer List and (ii) the Sale Rights, including, without limitation, the sale of accessory Products and servicing and training of the Products to the customers with Sonastar Contracts (the "Sonastar Customers"). Misonix also agreed to repurchase from Aesculap the current inventory of (i) new Products held by Aesculap at the price Aesculap paid for such Products and (ii) used Products held by Aesculap for demonstration and/or loaner purposes at the prices equal to Aesculap's book-value as of July 31, 2010 for such Products. The purchase price for the current inventory acquired was $519,000 and is payable in four quarterly installments beginning on December 31, 2010, all of which has been paid as of December 31, 2011. Aesculap also agreed to certain non-competition and non-solicitation restrictions for an eighteen (18) month period.

The Company has determined that the acquisition did not constitute a business combination. Accordingly, it has been recorded as an asset acquisition with the aggregate cost of $1,319,000 assigned to the assets acquired based upon their relative fair values. The Company has allocated $259,000 of the cost to inventory, $260,000 of the cost to equipment which will be amortized over a three year period on a straight-line basis and $800,000 to customer relationships which will be amortized on a straight-line basis over a five year period.

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $567,011 and $548,016 at December 31, 2011 and June 30, 2011, respectively. Accumulated amortization totaled $443,483 and $420,359 at December 31, 2011 and June 30, 2011, respectively. Amortization expenses for the three month period ending December 31, 2011 and December 31, 2010 was $5,000, and $16,000, respectively. Amortization expenses for the six month periods ending December 31, 2011 and December 31, 2010 was $21,000 and $21,000, respectively.

Net customer relationships reported in other assets totaled $600,000 and $680,000 at December 31, 2011 and June 30, 2011, respectively.  Accumulated amortization amounted to $200,000 at December 31, 2011 and $120,000 at June 30, 2011, respectively.  Amortization expenses for the three month periods ending December 31, 2011 and December 31, 2010 was $40,000 and $40,000, respectively.  Amortization expenses for the six month periods ending December 31, 2011 and December 31, 2010 was $80,000 and $40,000, respectively. Customer relationships are being amortized on a straight-line basis over a five year period.

The following is a schedule of estimated future amortization expense as of December 31, 2011:

		Customer
	Patents	Relationships
2012	$35,145	$80,000
2013	68,343	160,000
2014	65,701	160,000
2015	60,139	160,000
2016	57,077	40,000
Thereafter	280,606	-
	$567,011	$600,000

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

11. Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, to modify goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the amended guidance, an entity must consider whether it is more likely than not that a goodwill impairment exists for reporting units with a zero or negative carrying amount. If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test in ASC 350-20-35 must be performed to measure the amount of goodwill impairment loss, if any. This standard was effective for goodwill impairment analysis for fiscal years and interim periods beginning after December 15, 2010, and became effective for our interim and annual reporting periods beginning July 1, 2011. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the revised guidance, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the revised guidance and does not anticipate that adoption will have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as "Misonix", "we", "our", and "us", should be read in conjunction with the accompanying unaudited financial statements included in Item 1. "Financial Statements" of this Report and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on September 20, 2011, for the fiscal year ended June 30, 2011 ("2011 Form 10-K"). Item 7 of the 2011 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of December 31, 2011.

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

Six months ended December 31, 2011 and 2010.

Net sales: Net sales increased $1,312,910 to $6,767,734 for the six months ended December 31, 2011 from $5,454,824 for the six months ended December 31, 2010. The increase was primarily attributable to sales of the Company's Neuroaspirator products, service revenue, and Lysonix product revenues.

Gross profit: Gross profit increased to 59.6% for the six months ended December 31, 2011 from 58.6% for the six months ended December 31, 2010.

Selling expenses: Selling expenses increased $646,090 to $2,374,297 for the six months ended December 31, 2011 from $1,728,207 for the six months ended December 31, 2010.  Selling expenses increased primarily due to higher commissions, higher employee related expenses and higher advertising and depreciation expenses due to the rental/lease units in the field.

General and administrative expenses: General and administrative expenses decreased $77,082 from $2,327,287 in the six months ended December 31, 2010 to $2,250,205 in the six months ended December 31, 2011 mainly due to lower legal and employee costs.

Research and development expenses: Research and development expenses decreased $119,762 from $733,438 for the six months ended December 31, 2010 to $613,676 for the six months ended December 31, 2011. Research and development expenses decreased primarily due to lower product development and consulting expenses.

Other income (expense): Other income for the six months ended December 31, 2011 was $427,099 as compared to $346,272 for the six months ended December 31, 2010, an increase of $80,827 due to lower expense due to the reversal of $182,000 of the BoneScalpel fee for non-performance of contractual obligations by the advisor and a gain on the disposal of assets related to Misonix Limited booked in the first quarter of fiscal 2011.

Income taxes: The effective tax rate was 26% for the six months ended December 31, 2011, as compared to an effective tax rate of (3%) for the six months ended December 31, 2010. The continuing operations effective rate of 26% is predicated on the application of the exception to the general intraperiod tax allocation guidance due to forecasted fiscal 2012 loss from continuing operations and income from discontinued operations. The tax benefit recognized in continuing operations is based on the application of the annual estimated effective tax rate while the tax in discontinued operations is recorded in the six month period ended December 31, 2011. The Company expects the tax in discontinued operations will be principally offset with a tax benefit from continuing operations for the fiscal year ended June 30, 2012.

Three months ended December 31, 2011 and 2010.

Net sales: Net sales increased $787,979 to $3,550,535 for the three months ended December 31, 2011 from $2,762,556 for the three months ended December 31, 2010. The increase was primarily attributable to sales of the Company's BoneScalpel and Neuroaspirator products, partially offset by lower Autosonix revenue.

Gross profit: Gross profit increased to 63.9% for the three months ended December 31, 2011 from 62.4% for the three months ended December 31, 2010.

Selling expenses: Selling expenses increased $286,352 to $1,194,045 for the three months ended December 31, 2011 from $907,693 for the three months ended December 31, 2010. Selling expenses increased primarily due to higher commissions, higher employee related expenses and higher advertising, depreciation, and travel expenses.

General and administrative expenses: General and administrative expenses decreased $27,097 from $1,109,482 in the three months ended September 30, 2010 to $1,082,385 in the three months ended September 30, 2011, primarily due to lower shareholder relation costs, lower maintenance and repair, and lower temporary help costs.

Research and development expenses: Research and development expenses decreased $48,459 from $352,161 for the three months ended December 31, 2010 to $303,702 for the three months ended December 31, 2011. Research and development expenses decreased primarily due to lower product development expenses.

Other income (expense): Other income for the three months ended December 31, 2011 was $331,871 as compared to $144,682 for the three months ended December 31, 2010, an increase of $187,189 due to lower expense due to the reversal of $182,000 of the BoneScalpel fee due to non-performance of contractual obligations by the advisor.

Income taxes: The normal effective tax rate of approximately 35% was increased to a rate of (1,000%) for the three months ended December 31, 2011, based upon the tax expense being separated into continuing and discontinuing operations for financial reporting purposes as compared to an effective tax rate of (1%) for the three months ended December 31, 2010. The continuing operations effective rate of 1,000% is predicated on the application of the exception to the general intraperiod tax allocation guidance due to a forecasted fiscal 2012 loss from continuing operations and income from discontinued operations. The tax benefit recognized in continuing operations is based on the application of the annual estimated effective tax rate while the tax in discontinued operations is recorded in the three month period ended December 31, 2011. The Company expects the tax in discontinued operations will be principally offset with a tax benefit from continuing operations for the fiscal year ended June 30, 2012.

Discontinued Operations -

Refer to Note 1 of the notes to consolidated financial statements for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues	$905,245	$661,133	$1,427,203	$1,226,853
(Loss) from discontinued operations, before tax	$(256,742)	$(30,761)	$(336,698)	$(265,072)
Gain on sale of discontinued operations	1,450,626	-	1,450,626	-
Income tax expense	(401,751)	-	(401,751)	-
Net income/(loss) from discontinued operations net of tax	$792,133	$(30,761)	$712,177	$(265,072)

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

Working capital at December 31, 2011 and June 30, 2011 was $10,933,000 and $10,233,000, respectively. For the six months ended December 31, 2011, cash used in operations totaled $728,000 primarily due to an operating loss of $576,000 and stock-based compensation of $170,000. For the six months ended December 31, 2011, cash used in investing activities totaled $545,000 due to the combination of the acquisition of fixed assets and the purchase of assets from Aesculap, Inc. For the six months ended December 31, 2011, cash used in financing activities was $6,000.

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

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 11 to our consolidated financial statements included herein.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2011 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 8, 2012

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

