Form 10-Q
period 2012-03-31
MISONIX INC
filed 2012-05-08
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	May 8, 2012
Common Stock, $.01 par value	7,001,610

MISONIX, INC.

INDEX

Page
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and June 30, 2011	3

Consolidated Statements of Operations for the Nine months ended March 31, 2012 and 2011 (Unaudited)	4

Consolidated Statements of Operations for the Three months ended March 31, 2012 and 2011 (Unaudited)	5

Consolidated Statement of Stockholders' Equity for the Nine months ended March 31, 2012 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine months ended March 31, 2012 and 2011 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II — OTHER INFORMATION

Item 1A. Risk Factors	23

Item 6. Exhibits	23

Signatures	24

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
Assets	(Unaudited)	(Derived from audited financial statements)
Current assets:
Cash and cash equivalents	$5,931,028	$6,881,093
Accounts receivable, less allowance for doubtful accounts of $140,739 and $115,739, respectively	2,001,156	2,085,972
Inventories, net	4,580,023	3,130,207
Prepaid expenses and other current assets	375,657	374,472
Note receivable	204,523	210,000
Current assets of discontinued operations	85,218	857,095
Total current assets	13,177,605	13,538,839

Property, plant and equipment, net	946,159	969,336
Goodwill	1,701,094	1,701,094
Other assets	1,673,233	2,127,194
Assets of discontinued operations	-	21,859
Total assets	$17,498,091	$18,358,322

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	1,172,801	1,110,694
Accrued expenses and other current liabilities	1,059,013	1,969,078
Liabilities of discontinued operations	61,827	225,864
Total current liabilities	2,293,641	3,305,636

Deferred lease liability	20,757	14,043
Deferred income	128,201	161,360
Total liabilities	2,442,599	3,481,039

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,079,170 issued and 7,001,610 and 7,001,370 outstanding, respectively	70,792	70,792
Additional paid-in capital	26,043,226	25,787,960
Accululated deficit	(10,647,533)	(10,569,045)
Treasury stock, at cost, 77,560 and 77,800 shares, respectively	(410,993)	(412,424)
Total stockholders' equity	15,055,492	14,877,283
Total liabilities and stockholders' equity	$17,498,091	$18,358,322

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the nine months ended
	March 31,
	2012	2011

Net sales	$10,377,480	$8,607,595
Cost of goods sold	4,226,193	3,655,204
Gross profit	6,151,287	4,952,391

Operating expenses:
Selling expenses	3,620,079	2,700,381
General and administrative expenses	3,274,234	3,334,338
Research and development expenses	946,984	1,095,733
Total operating expenses	7,841,297	7,130,452
Loss from operations	(1,690,010)	(2,178,061)

Other income (expense):
Interest income	406	93
Interest expense	(435)	(5,494)
Royalty income and license fees	462,301	487,622
Royalty fee recovery/(expense)	112,617	(51,324)
Other	(25,468)	146,796
Total other income	549,421	577,693

Loss from continuing operations before income taxes	(1,140,589)	(1,600,368)

Income tax (benefit)/expense	(288,135)	46,100

Net loss from continuing operations	(852,454)	(1,646,468)
Discontinued operations:
Loss from discontinued operations net of a tax benefit of $181,587 and $0, respectively	(369,424)	(439,022)
Gain from sale of discontinued operations net of tax expense of $562,024 and $0, respectively	1,143,390	-
Net income/(loss) from discontinued operations	773,966	(439,022)
Net loss	$(78,488)	$(2,085,490)

Net loss per share from continuing operations - Basic	$(0.12)	$(0.24)
Net income/(loss) per share from discontinued operations - Basic	0.11	(0.06)
Net loss per share - Basic	$(0.01)	$(0.30)

Net loss per share from continuing operations - Diluted	$(0.12)	$(0.24)
Net income/(loss) per share from discontinued operations - Diluted	0.11	(0.06)
Net loss per share - Diluted	$(0.01)	$(0.30)

Weighted average shares - Basic	7,001,381	7,001,370
Weighted average shares - Diluted	7,001,381	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2012	2011

Net sales	$3,609,746	$3,152,771
Cost of goods sold	1,491,225	1,396,200
Gross profit	2,118,521	1,756,571

Operating expenses:
Selling expenses	1,245,782	972,174
General and administrative expenses	1,024,029	1,007,051
Research and development expenses	333,308	362,295
Total operating expenses	2,603,119	2,341,520
Loss from operations	(484,598)	(584,949)

Other income (expense):
Interest income	248	18
Interest expense	(72)	(415)
Royalty income and license fees	135,794	135,920
Royalty expense	(8,659)	(11,065)
Other	(4,989)	106,963
Total other income	122,322	231,421

Loss from continuing operations before income taxes	(362,276)	(353,528)

Income tax (benefit)/expense	(85,862)	4,000

Net loss from continuing operations	(276,414)	(357,528)
Discontinued operations:
Loss from discontinued operations net of a tax benefit of $51,070 and $0, respectively	(163,243)	(173,950)
Gain from sale of discontinued operations net of tax expense of $29,756 and $0, respectively	225,032	-
Net income/(loss) from discontinued operations	61,789	(173,950)
Net loss	$(214,625)	$(531,478)

Net loss per share from continuing operations - Basic	$(0.04)	$(0.05)
Net income/(loss) per share from discontinued operations - Basic	0.01	(0.03)
Net loss per share - Basic	$(0.03)	$(0.08)

Net loss per share from continuing operations - Diluted	$(0.04)	$(0.05)
Net income/(loss) per share from discontinued operations - Diluted	0.01	(0.03)
Net loss per share - Diluted	$(0.03)	$(0.08)

Weighted average shares - Basic	7,001,404	7,001,370
Weighted average shares - Diluted	7,001,404	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2011	7,079,170	$70,792	(77,800)	$(412,424)	$25,787,960	$(10,569,045)	$14,877,283
Net loss/comprehensive income	-	-	-	-	-	(78,488)	(78,488)
Proceeds from sale of treasury stock	-	-	240	1,431	(927)	-	504
Stock-based compensation	-	-	-	-	256,193	-	256,193
Balance, March 31, 2012	7,079,170	$70,792	(77,560)	$(410,993)	$26,043,226	$(10,647,533)	$15,055,492

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31,
	2012	2011
Operating activities
Net loss from continuing operations	$(852,454)	$(1,646,468)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	524,362	311,233
Bad debt expense (recovery)	25,000	(31,130)
Stock-based compensation	256,193	206,577
Deferred income	(80,322)	(3,181)
Deferred lease liability	6,714	9,830
Changes in operating assets and liabilities:
Accounts receivable	59,816	345,385
Inventories	(934,579)	(914,580)
Prepaid expenses and other assets	98,981	(39,688)
Accounts payable and accrued expenses	(789,186)	408,479
Net cash used in operating activities	(1,685,475)	(1,353,543)

Investing activities
Acquisition of property, plant and equipment	(397,391)	(610,420)
Payments for assets acquisition (note 10)	(259,760)	(929,880)
Net cash used in investing activities	(657,151)	(1,540,300)

Financing activities
Payments of short-term borrowings	-	(177,679)
Principal payments on capital lease obligations	(11,608)	(10,866)
Proceeds from sale of treasury stock	504	-
Net cash used in financing activities	(11,104)	(188,545)

Cash flows from discontinued operations
Net cash used in operating activities	(321,153)	(352,665)
Net cash provided by investing activities	1,724,818	1,115,000
Net cash provided by discontinued operations	1,403,665	762,335

Effect of exchange rate changes on cash	-	3,923
Net decrease in cash and cash equivalents	(950,065)	(2,316,130)
Cash and cash equivalents at beginning of period	6,881,093	9,900,605
Cash and cash equivalents at end of period	$5,931,028	$7,584,475

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$435	$5,494

Income taxes	$20,656	$42,100

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

 Organization and Business

Misonix designs, manufactures and markets therapeutic ultrasonic surgical devices. Misonix’s therapeutic ultrasonic platform is the basis for several innovative surgical technologies. Addressing a combined market estimated to be in excess of $3 billion annually, Misonix’s proprietary ultrasonic surgical devices are used for wound debridement, cosmetic surgery, neurosurgery, laparoscopic surgery and other surgical and medical applications.

The Company’s revenues are generated from various geographic regions. Sales by the Company in major industrial countries are made primarily through distributors. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended March 31,			Nine months ended March 31,
	2012	2011		2012	2011
United States	$1,940,250	$2,234,439	United States	$5,690,301	$6,040,175
Australia	84,244	32,940	Australia	165,070	97,403
Europe	445,504	367,324	Europe	1,919,508	1,057,683
Asia	569,302	73,809	Asia	1,052,988	210,910
Canada and Mexico	55,375	93,029	Canada and Mexico	346,316	190,236
South America	174,886	91,747	South America	454,625	375,529
South Africa	111,535	157,599	South Africa	253,250	299,312
Middle East	228,650	81,950	Middle East	495,422	260,832
Other	-	19,934	Other	-	75,515
	$3,609,746	$3,152,771		$10,377,480	$8,607,595

Hearing Innovations is located in Farmingdale, New York and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Discontinued Operations

Laboratory and Forensic Safety Products Business

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

In accordance with the Asset Purchase Agreement with Mystaire, Misonix retained among other items, the existing accounts receivable, inventory, accounts payable and accrued expenses of the Laboratory and Forensic Safety Products business. After considering the proceeds received of $1,500,000 in cash, professional fees of $25,000 in connection with the sale and the net book value of the assets sold of $24,000, which is comprised primarily of property and equipment, Misonix reported a gain on sale of $1,451,000 and recorded income taxes of $478,000 on the gain during the nine months ended March 31, 2012. The earn-out will not be factored into the gain on sale until it is earned by Misonix.

In accordance with the terms of the Transition and Manufacturing Services Agreement with Mystaire, which was entered into as part of the sale, Misonix continued for a period of six weeks to manufacture and deliver products for orders received prior to the closing date as well as to provide product to Mystaire as transition inventory, which transition period was completed on November 30, 2011. The remaining inventory as of November 30, 2011 will be utilized by Mystaire over a period of six months from the closing date and Mystaire will pay Misonix its cost for the inventory as the inventory is utilized with any remaining inventory at the end of the six month period sold to Mystaire for $1,000. As of March 31, 2012 the carrying value of the remaining inventory aggregated approximately $85,218. Management believes that the carrying value of the inventory continues to be recoverable.

The results of operations of the Laboratory and Forensic Safety Products business will be presented as discontinued operations for all periods presented as Misonix does not have any significant cash flow or continuing involvement in this business. Following the sale of the Laboratory and Forensic Safety Products business, the Company operates in one reportable segment, Medical Devices.

Labcaire Systems

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

During the initial term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the "Minimum Payment"). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company's right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration has made a final determination that prohibits the sale of the licensed products for use in the Field. As of March 31, 2012, Misonix has purchased Licensed Products from Puricore aggregating approximately $222,750 in gross margin value to PuriCore, leaving a balance of $1,777,250. At the start of fiscal 2012, the discounted value of the note was $650,000. During fiscal 2012, Misonix has purchased $255,477 of Licensed Products from Puricore, which has been offset against the note, leaving a note receivable balance of $394,523.

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

High Intensity Focused Ultrasound Technology

During the three months ended March 31, 2012, the Company received $254,788 related to an earn-out from the May 2010 sales of its rights to the High Intensity Focused Ultrasound (“HIFU”) technology to USHIFU, LLC (“USHIFU”), which has been recorded as a component of gain on the sale of discontinued operations during the period.

In consideration for the sale, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011, the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Results of Discontinued Operations

The following represents the results of the Laboratory and Forensic Safety Products business along with legal and other expenses associated with Labcaire and Misonix HIFU Technologies Limited which are included in discontinued operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues	$28,588	$440,383	$1,455,791	$1,667,236
(Loss) from discontinued operations, before tax	$(214,313)	$(173,950)	$(551,011)	$(439,022)
Gain on sale of discontinued operations	254,788	-	1,705,414	-
Income tax benefit/(expense)	21,314	-	(380,437)	-
Net income/(loss) from discontinued operations net of tax	$61,789	$(173,950)	$773,966	$(439,022)

Current assets of discontinued operations are comprised of accounts receivable of $0 and $202,285 and inventories of $85,218 and $648,813 at March 31, 2012 and June 30, 2011, respectively. Long term assets of discontinued operations are comprised entirely of property and equipment at June 30, 2011. Current liabilities of discontinued operations are comprised entirely of accounts payables and accrued expenses at March 31, 2012 and June 30, 2011.

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

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2012	2011	2012	2011
Basic shares	7,001,381	7,001,370	7,001,404	7,001,370
Dilutive effect of stock options	—	—	—	—
Diluted shares	7,001,381	7,001,370	7,001,404	7,001,370

Diluted EPS for the nine months and three months ended March 31, 2012 and March 31, 2011 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,824,680 and 1,810,550 shares of common stock for the nine and three months ended March 31, 2012 and 2011, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Comprehensive Income (Loss)

Total comprehensive loss was $(78,488) and $(214,625) for the nine and three months ended March 31, 2012 and $(2,085,490) and $(531,478) for the nine and three months ended March 31, 2011, respectively. There are no components of comprehensive loss other than net loss for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee also determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the nine month periods ended March 31, 2012 and 2011, the Company granted options to purchase 233,750 and 294,500 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the nine month periods ended March 31, 2012 and 2011 was $256,000 and $207,000, respectively. Stock-based compensation expense for the three month periods ended March 31, 2012 and 2011 was $87,000 and $76,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of March 31, 2012, there was approximately $785,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 2.7 years.

There was no cash received from the exercise of stock options for the nine and three month periods ended March 31, 2012 and 2011. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

The fair values of the options granted during the periods ended March 31, 2012 and 2011 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the nine months ended
	March 31,
	2012	2011
Risk-free interest rate	3.4%	4.1%
Expected option life in years	6.5	6.5
Expected stock price volatility	75.4%	77.9%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$1.75	$1.61

The expected life was based on historical exercises and terminations. The expected volatility for the expected life of the options is determined using historical price changes of the Company’s common stock over a period equal to that of the expected life of the options. The risk free rate is based upon the U.S. Treasury yield in effect at the time of the grant. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect at this time to declare any in the future.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Changes in outstanding stock options during the nine months ended March 31, 2012 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value (a)
Outstanding as of June 30, 2011	1,795,415	$4.06
Granted	233,750	2.19
Forfeited	(1,000)	2.13
Expired	(203,485)	6.07
Outstanding as of March 31, 2012	1,824,680	3.60	6.0	80,131
Exercisable and vested at March 31, 2012	1,247,618	4.29	5.0	38,198
Available for grant at March 31, 2012	433,950

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying common stock, based on the respective market prices at March 31, 2012 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

5. Income Taxes

There are no federal, state or foreign income tax audits in process as of March 31, 2012. Open tax years related to federal and state income tax filings are for the years ended June 30, 2008, 2009, 2010 and 2011. The Company files state tax returns in New York and Colorado and its tax returns in those states have never been examined. The Company's U.K. subsidiary, Misonix Limited, files tax returns in England. The England Inland Revenue Service has not examined these tax returns.   As of March 31, 2012 and June 30, 2011, the Company has no material unrecognized tax benefits.

As of March 31, 2012, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies. Based on these considerations, management concluded that it is more likely than not that its deferred tax assets will not be fully realized.

6. Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2012	2011
Raw material	$2,391,588	$1,845,667
Work-in-process	1,105,270	1,173,639
Finished goods	1,595,886	491,015
	5,092,744	3,510,321
Less valuation reserve	512,721	380,114
	$4,580,023	$3,130,207

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2012	2011
Accrued payroll and vacation	$463,339	$465,272
Accrued bonuses	150,000	200,000
Accrued commissions	103,249	141,408
Accrued professional and legal fees	69,190	752,609
Accrued royalties	8,659	154,761
Income tax payable	102,139	16,000
Deferred income	48,200	95,363
Other	114,237	143,665
	$1,059,013	$1,969,078

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2012:

March 31, 2012	Carrying Amount	Fair Value
Cash and cash equivalents	$5,931,028	$5,931,028
Trade accounts receivable	2,001,156	2,001,156
Trade accounts payable	1,172,801	1,172,801
Note receivable – short term	204,523	204,523
Note receivable – long term (included in other assets)	190,000	190,000

June 30, 2011	Carrying Amount	Fair Value
Cash and cash equivalents	$6,881,093	$6,881,093
Trade accounts receivable	2,085,972	2,085,972
Trade accounts payable	1,110,694	1,110,694
Note receivable – short term	210,000	210,000
Note receivable – long term (included in other assets)	440,000	440,000

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At March 31, 2012 and for the three months then ended, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions of assets of Fibra Sonics, Inc. (“F-S”).

Goodwill and intangible assets with indefinite useful lives are not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment test for fiscal 2011. There were no indicators that the recorded goodwill was impaired as of March 31, 2012 which required further testing.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

On October 7, 2010, the Company and Aesculap, Inc. (“Aesculap”) entered into a Termination, Amendment and Buy-Back Agreement to Distributor Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, the parties agreed to terminate, as of October 15, 2010 (the "Termination Date"), (i) Misonix's remaining obligations under the Distributor Agreement dated November 1999 between Aesculap and F-S, as amended (the "Distributor Agreement"), and (ii) Aesculap's rights to sell procedure packs (the "Sale Rights") to the Sonastar Customers (as defined below). On the Termination Date, in consideration of the purchase and sale of (i) Aesculap's current service contracts ("Sonastar Contracts") for the products (the "Products") that are the subject of the Distributor Agreement, customer list and customers currently evaluating the Products all with respect to the sale and servicing of the Products (the "Customer List") and (ii) the Sale Rights, Misonix paid Aesculap $800,000. Misonix assumed all rights, responsibilities and obligations pursuant to and under the (i) Sonastar Contracts and Customer List and (ii) the Sale Rights, including, without limitation, the sale of accessory Products and servicing and training of the Products to the customers with Sonastar Contracts (the "Sonastar Customers"). Misonix also agreed to repurchase from Aesculap the current inventory of (i) new Products held by Aesculap at the price Aesculap paid for such Products and (ii) used Products held by Aesculap for demonstration and/or loaner purposes at the prices equal to Aesculap's book value as of July 31, 2010 for such Products. The purchase price for the current inventory acquired was $519,000 and was payable in four quarterly installments beginning on December 31, 2010, all of which has been paid as of March 31, 2012. Aesculap also agreed to certain non-competition and non-solicitation restrictions for an eighteen (18) month period.

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

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in other assets totaled $568,495 and $548,016 at March 31, 2012 and June 30, 2011, respectively. Accumulated amortization totaled $461,578 and $420,359 at March 31, 2012 and June 30, 2011, respectively. Amortization expenses for the three month periods ending March 31, 2012 and March 31, 2011 was $18,000 and $17,000, respectively. Amortization expenses for the nine month periods ending March 31, 2012 and March 31, 2011 was $41,000 and $48,000, respectively.

Net customer relationships reported in other assets totaled $560,000 and $680,000 at March 31, 2012 and June 30, 2011, respectively. Accumulated amortization amounted to $240,000 at March 31, 2012 and $120,000 at June 30, 2011. Amortization expenses for the three month periods ending March 31, 2012 and March 31, 2011 was $40,000 and $40,000, respectively. Amortization expenses for the nine month periods ending March 31, 2012 and March 31, 2011 was $120,000 and $80,000, respectively. Customer relationships are being amortized on a straight-line basis over a five year period.

The following is a schedule of estimated future amortization expense as of March 31, 2012:

		Customer
	Patents	Relationships
2012	$17,792	$40,000
2013	70,038	160,000
2014	67,394	160,000
2015	61,833	160,000
2016	58,771	40,000
Thereafter	292,667	-
	$568,495	$560,000

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance amends U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S.  GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The Company is evaluating the guidance and does not anticipate that adoption will have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB amended Accounting Standard Codification 220, Comprehensive Income.  The amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for the Company is July 1, 2012, with full retrospective application required.  As a result, the adoption of this standard will change how we present other comprehensive income (loss), which has been historically presented as part of our consolidated statements of stockholders’ equity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as "Misonix", "we", "our", and "us", should be read in conjunction with the accompanying unaudited financial statements included in Item 1. "Financial Statements" of this Report and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on September 20, 2011, for the fiscal year ended June 30, 2011 ("2011 Form 10-K"). Item 7 of the 2011 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 31, 2012.

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

Nine months ended March 31, 2012 and 2011.

Net sales: Net sales increased $1,769,885 to $10,377,480 for the nine months ended March 31, 2012 from $8,607,595 for the nine months ended March 31, 2011. The increase was primarily attributable to sales of the Company's Bone Scalpel™ products and SonaStar product revenues, partially offset by reduced revenue for the Autosonix product.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the nine months ended March 31, 2012 and 2011:

	Nine months ended March 31,
	2012	2011	Variance
BoneScalpel	$3,110,474	$1,580,367	$1,530,107
SonicOne	777,885	831,425	(53,540)
SonaStar	4,147,578	2,664,080	1,483,498
Other	2,341,543	3,531,723	(1,190,180)
	$10,377,480	$8,607,595	$1,769,885

	Nine months ended March 31,
	2012	2011
United States	$5,690,301	$6,040,175
Australia	165,070	97,403
Europe	1,919,508	1,057,683
Asia	1,052,988	210,910
Canada and Mexico	346,316	190,236
South America	454,625	375,529
South Africa	253,250	299,312
Middle East	495,422	260,832
Other	-	75,515
	$10,377,480	$8,607,595

The Company sells its products in the marketplace on the basis of full capital sales and reduced sales prices on leases which are accompanied with a commitment for adjusted disposable prices and terms.

Gross profit: Gross profit increased to 59.3% for the nine months ended March 31, 2012 from 57.5% for the nine months ended March 31, 2011, primarily due to lower sales of low margin AutoSonix products.

Selling expenses: Selling expenses increased $919,698 to $3,620,079 for the nine months ended March 31, 2012 from $2,700,381 for the nine months ended March 31, 2011.  Selling expenses increased primarily due to higher commissions, higher employee-related expenses due to increased head count and higher advertising and depreciation expenses due to the rental/lease units in the field.

General and administrative expenses: General and administrative expenses decreased $60,104 from $3,334,338 in the nine months ended March 31, 2011 to $3,274,324 in the nine months ended March 31, 2012 mainly due to lower accounting expenses, lower legal and lower headcount related expenses.

Research and development expenses: Research and development expenses decreased $148,749 from $1,095,733 for the nine months ended March 31, 2011 to $964,984 in the nine months March 31, 2012 primarily due to lower product development and consulting expenses.

Other income (expense): Other income for the nine months ended March 31, 2012 was $549,421 as compared to $577,693 for the nine months ended March 31, 2011, a decrease of $28,272 due to lower royalty income from Covidien Ltd.

Income taxes: The effective tax rate was 25% for the nine months ended March 31, 2012, as compared to an effective tax rate of (3%) for the nine months ended March 31, 2011. The continuing operations effective rate of 25% is predicated on the application of the exception to the general intraperiod tax allocation guidance due to forecasted fiscal 2012 loss from continuing operations and income from discontinued operations. The tax benefit recognized in continuing operations is based on the application of the annual estimated effective tax rate while the tax in discontinued operations is recorded in the nine month period ended March 31, 2012. The Company expects the tax in discontinued operations will be principally offset with a tax benefit from continuing operations for the fiscal year ended June 30, 2012.

Three months ended March 31, 2012 and 2011.

Net sales: Net sales increased $456,975 to $3,609,746 for the three months ended March 31, 2012 from $3,152,971 for the three months ended March 31, 2011. The increase was primarily attributable to sales of the Company's BoneScalpel, Sonastar, products and service revenue, partially offset by lower Autosonix revenue.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	Variance
BoneScalpel	$1,252,863	$557,408	$695,455
SonicOne	213,686	227,050	(13,364)
SonaStar	1,520,246	1,162,165	358,081
Other	622,951	1,206,148	(583,197)
	$3,609,746	$3,152,771	$456,975

	Three months ended March 31,
	2012	2011
United States	$1,940,250	$2,234,439
Australia	84,244	32,940
Europe	445,504	367,324
Asia	569,302	73,809
Canada and Mexico	55,375	93,029
South America	174,886	91,747
South Africa	111,535	157,599
Middle East	228,650	81,950
Other	-	19,934
	$3,609,746	$3,152,771

The Company sells its products in the marketplace on the basis of full capital sales and reduced sales prices on leases which are accompanied with a commitment for adjusted disposable prices and terms.

Gross profit: Gross profit increased to 58.7% for the three months ended March 31, 2012 from 55.7% for the three months ended March 31, 2011 due to lower sales of low margin Autosonix products.

Selling expenses: Selling expenses increased $273,608 to $1,245,782 for the three months ended March 31, 2012 from $972,174 for the three months ended March 31, 2011. Selling expenses increased primarily due to higher commissions, higher employee-related expenses, higher depreciation and higher travel expenses.

General and administrative expenses: General and administrative expenses increased $16,978 to $1,024,029 in the three months ended March 31, 2012 from $1,007,051 in the three months ended March 31, 2011.

Research and development expenses: Research and development expenses decreased $28,987 to $333,308 for the three months ended March 31, 2012 from $362,295 for the three months ended March 31, 2011. Research and development expenses decreased primarily due to reduced head count.

Other income (expense): Other income for the three months ended March 31, 2012 was $122,322 as compared to $231,421 for the three months ended March 31, 2011, a decrease of $109,099 due to the receipt of therapeutic research and development credit received in the third quarter of fiscal 2011.

Income taxes: The normal effective tax rate of approximately (1%) was increased to a rate of 24% for the three months ended March 31, 2012, based upon the tax expense being separated into continuing and discontinued operations for financial reporting purposes as compared to an effective tax rate of (1%) for the three months ended March 31, 2011. The continuing operations effective rate of 24% is predicated on the application of the exception to the general intraperiod tax allocation guidance due to a forecasted fiscal 2012 loss from continuing operations and income from discontinued operations. The tax benefit recognized in continuing operations is based on the application of the annual estimated effective tax rate while the tax in discontinued operations is recorded in the three month period ended March 31, 2012. The Company expects the tax in discontinued operations will be principally offset with a tax benefit from continuing operations for the fiscal year ended June 30, 2012.

Discontinued Operations

See Note 1 of the notes to consolidated financial statements included in Part 1, Item 1 for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues	$28,588	$440,383	$1,455,791	$1,667,236
(Loss) from discontinued operations, before tax	$(214,313)	$(173,950)	$(551,011)	$(439,022)
Gain on sale of discontinued operations	254,788	-	1,705,414	-
Income tax benefit/(expense)	21,314	-	(380,437)	-
Net income/(loss) from discontinued operations net of tax	$61,789	$(173,950)	$773,966	$(439,022)

Liquidity and Capital Resources

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may primarily seek to raise such additional funds through the sale of public or private equity and/or debt financings. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.

Working capital at March 31, 2012 and June 30, 2011 was $10,884,000 and $10,233,000, respectively. For the nine months ended March 31, 2012, cash used in operations totaled $1,685,000 primarily due to an operating loss of $852,000 and increased inventory of $1,185,000, partially offset by lower prepaid expenses of $349,000. For the nine months ended March 31, 2012, cash used in investing activities totaled $657,000 due to the combination of the acquisition of fixed assets and the purchase of assets from Aesculap, Inc. For the nine months ended March 31, 2012, cash used in financing activities was $11,104.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2012 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the nine months ended March 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 8, 2012

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

