Form 10-K
period 2012-06-30
MISONIX INC
filed 2012-09-20
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 30, 2011 (computed by reference to the closing price of such stock on such date) was approximately $13,266,226.

There were 7,005,360 shares of Common Stock outstanding at September 20, 2012.

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

PART I

Item 1. Business.

Overview

MISONIX, INC. ("Misonix" or the "Company") is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, develops and markets minimally invasive ultrasonic surgical device products. These products include the BoneScalpelTM cutting system(“BoneScalpel”) which is used among other things for surgical procedures of the spine and on maxillofacial procedures, the SonaStar® Surgical Aspirator (“SonaStar”) which is used to emulsify and remove soft and hard tumors, the SonicOne® Wound Cleansing and Debridement System (“SonicOne”) that offers tissue specific debridement and cleansing of wounds for effective removal of devitalized tissue and fibrin deposits while sparing viable cells, and the AutoSonix ultrasound cutting and coagulating system (“AutoSonix”) which is distributed and marketed for Misonix through an agreement with Covidien Ltd. Misonix also markets its Lysonix ultrasound assisted liposuction device (“Lysonix”) through Mentor Corporation, a subsidiary of Johnson & Johnson (“Mentor”).

The Company's 100% owned subsidiary, Hearing Innovations, Inc. ("Hearing Innovations"), is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

In fiscal 2012, approximately 41% of the Company's net sales were to foreign markets. These sales had credit risks as some large distributor sales were not secured by letters of credit, but given credit terms, after analysis on open account. Some open account sales require a 50% down payment which generally covers the cost of the equipment. Foreign country sales on open credit terms do not exceed sixty days. Distributors that are not given credit terms either pay in advance or have letters of credit securing the sales. All foreign sales are remitted to Misonix in U.S. currency.

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

In accordance with the Asset Purchase Agreement with Mystaire, Misonix retained among other items, the existing accounts receivable, inventory, accounts payable and accrued expenses of the Laboratory and Forensic Safety Products business. After considering the proceeds received of $1,500,000 in cash, professional fees of $25,000 in connection with the sale and the net book value of the assets sold of $24,000, which was comprised primarily of property and equipment, Misonix reported a gain on sale of $1,451,000 and recorded income taxes of $242,000 on the gain during the fiscal year ended June 30, 2012. The earn-out will not be factored into the gain on sale until it is earned by Misonix.

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

Labcaire Systems

On August 4, 2009, the Company sold its Labcaire Systems, Ltd. ("Labcaire") subsidiary to PuriCore International Limited ("PuriCore Limited") for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. During the year ended June 30, 2011, the Company received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate was consistent with published discounts. The discounted value of the note ($900,000) was used to determine gain or loss on the sale and the remaining outstanding balance is included in other assets in the consolidated balance sheet, with the current portion reflected as a component of notes receivable. The Company was also to receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing ("AER") and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company was also to be subject to a maximum payment of $1 million. The aggregate commission was not recognized in determining the gain or loss on the sale of Labcaire until the commission was to be paid. As of June 30, 2011, there were no commissions paid. For the year ended June 30, 2010, the Company recorded a pre-tax loss on the sale of Labcaire of $295,879. Results of Labcaire operations have been reported as a discontinued operation for all periods presented.

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

On July 19, 2011, PuriCore Limited and the Company reached an agreement to settle the Lawsuit (the "Settlement"). The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc's obligation under the SPA to pay up to $1 million of the previously unrecorded, contingent commissions (as described above); (ii) pay PuriCore, Inc. ("PuriCore"), an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited's legal costs which had been accrued for as of June 30, 2011 and recorded as a component of loss from discontinued operations for the year ended June 30, 2011 and (iii) enter into a Product License and Distribution Agreement, dated as of July 19, 2011, with PuriCore (the "Distribution Agreement").

Pursuant to the Distribution Agreement, the Company has been granted the right to distribute PuriCore's Vashe®solution products in the United States, on a private label basis, as an antibacterial, microbial irrigating solution for the treatment of human wound care in conjunction with therapeutic ultrasonic procedures (the "Field"). PuriCore has agreed, subject to modification, not to sell the products that are the subject of the Distribution Agreement (the "Licensed Products") to any other therapeutic ultrasound company for distribution in the Field in the United States ("Exclusivity"). The Company has agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties otherthan the Licensed Products so long as the Company has Exclusivity.

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

During the initial three year term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2 million in gross margin value to PuriCore for the Licensed Products (the "Minimum Payment"). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company's right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration (“FDA”) has made a final determination that prohibits the sale of the licensed products for use in the Field. As of June 30, 2012, Misonix has incurred approximately $321,750 towards the Minimum Payment, leaving a Minimum Payment balance of $1,678,250. At the start of fiscal 2012, the discounted value of the note was $650,000. During fiscal 2012, Misonix has purchased $451,883 of Licensed Products from Puricore, which has been offset against the note, leaving a note receivable balance of $298,117.

The Company has the right to manufacture the Licensed Products if PuriCore is unable to meet certain performance standards and will pay PuriCore a royalty after the $2 million in gross margin value requirement has been satisfied if the Company is then manufacturing the Licensed Products.

During a renewal period, PuriCore may terminate the Distribution Agreement (i) if the Company fails to purchase the agreed upon volume target for such renewal period and does not cure such failure in accordance with the Distribution Agreement or (ii) upon twelve (12) months’ notice.

High Intensity Focused Ultrasound Technology

In consideration for the sale of its rights to the High Intensity Focused Ultrasound (“HIFU”) technology to USHIFU, LLC (“USHIFU”) in May 2010, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011, the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million.During the three months ended June 30, 2012, the Company received $254,788 related to an earn-out from the sale, which has been recorded as a component of gain on the sale of discontinued operations during the period.

Medical Devices

On June 1, 2011, Misonix entered a new five-year exclusive U.S. distribution agreement with Anika Therapeutics S.r.l., a wholly owned subsidiary of Anika Therapeutics, Inc. (NASDAQ: ANIK), a leader in products for tissue protection, healing, and repair. Misonix will sell and distribute Anika's Hyalomatrix® product, a skin substitute based on hyaluronic acid technology. Hyalomatrix is indicated for treatment of a wide range of acute and chronic wounds and will be a companion product for the SonicOne.

Anika will manufacture and supply finished product to Misonix, while Misonix will be responsible for all aspects of commercialization in the United States. A recognized leader in advanced ultrasonic wound management, Misonix has U.S. sales and marketing organizations for both the surgery and clinic settings, where acute and chronic wounds are treated.

On July 19, 2011, Misonix and PuriCore entered into the Distribution Agreement whereby Misonix will distribute, on a limited exclusive basis with respect to other therapeutic ultrasound companies in the United States, a private label version of PuriCore's Vashe wound therapy product trademarked as SOMA, which is a solution intended for cleansing, irrigating, moistening, and debriding acute and chronic dermal lesions. Use of the new product will be emphasized in conjunction with clinical procedures performed with Misonix ultrasonic systems and gives surgeons and clinicians an expanding line of products for treating wounds. The Distribution Agreement is for three years with a two year extension contingent on meeting certain goals. As part of this Distribution Agreement, Misonix has the obligation over a three year period to either purchase or pay a minimum of $2 million in gross margin value to PuriCore. See “Discontinued Operations – Labcaire Systems”.

In October 1996, the Company entered into a twenty-year license agreement (the "Covidien License") with Covidien Ltd. The Covidien License covers the further development of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The Covidien License gives Covidien exclusive worldwide marketing and sales rights for this technology and device. Total sales of this device were approximately $1,484,000 and $3,260,000 for the fiscal years ended June 30, 2012 and 2011, respectively. Total royalties from sales of this device were approximately $488,000 and $550,000 for the fiscal years ended June 30, 2012 and 2011, respectively.

The Company is currently negotiating a new distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. Total sales of this device were approximately $1,492,000 and $900,000 for the fiscal years ended June 30, 2012 and 2011, respectively.

Market and Customers

The Company relies on its licensee, Covidien, for marketing the AutoSonix product. The Company relies on Mentor, Aesculap, Inc. (“Aesculap”), independent sales agents, and other regional distributors for marketing the SonaStar and BoneScalpel, and the Lysonix products, exclusively in the United States. The Company sells its SonicOne Wound Cleansing and Debridement System for certain other applications through direct sales persons and sales agents throughout the United States. All products are sold through distributors or representatives outside the United States.

In September 2007, the Company completed an agreement with Mentor for domestic sales of its ultrasound assisted liposuction product, the Lysonix. Mentor agreed to minimum purchase order provisions for the Lysonix for a one year term commencing September 30, 2007, and successive annual renewals upon mutual agreement by the companies. The agreement with Mentor for the Lysonix in the United States is in the process of being negotiated for renewal.

Manufacturing and Supply

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

Competition

Competition in the medical device products industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems in excess of the Company's. Some of the Company's major competitors are Johnson & Johnson, Valley Lab, a division of Tyco Healthcare, Integra Life Sciences, Inc., Sööring, and Stryker.

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

Patents, Trademarks, Trade Secrets and Licenses

The following is a list of the U.S. patents which have been issued to the Company:

Number		Description	Issue Date	Expiration Date

5,306,261		Guidewire guides — relating to the Company's Alliger System for a catheter with collapsible wire guide.	04/26/1994	01/22/2013

5,443,456		Guidewire guides — relating to the Company's Alliger System for a catheter with collapsible wire guide.	08/22/1995	02/10/2014

5,371,429	*	Flow-thru transducer — relating to the Company's liposuction system and its ultrasonic laboratory and scientific products for an electromechanical transducer device.	12/06/1994	09/28/2013

5,397,293		Catheter sheath — relating to the Company's Alliger System for an ultrasonic device with sheath and transverse motion damping.	03/14/1995	11/25/2012

5,419,761	*	Liposuction — relating to the Company's liposuction apparatus and associated method.	05/30/1995	08/03/2013

D409,746		Cannula for ultrasonic probe.	05/11/1999	05/11/2013

D408,529		Cannula for ultrasonic probe.	04/20/1989	04/20/2013

D478,165		Cannula for ultrasonic probe.	08/05/2003	08/05/2017

5,465,468		Flow-thru transducer — relating to the method of making an electromechanical transducer device to be used in conjunction with the Company's soft tissue aspiration system and ultrasonic laboratory and scientific products.	11/14/1995	12/06/2014

5,527,273	*	Ultrasonic probes — relating to an ultrasonic lipectomy probe to be used with the Company's soft tissue aspiration technology.	06/18/1996	10/06/2014

5,769,211		Autoclavable switch — relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures.	06/23/1998	01/21/2017

5,562,609		Ultrasonic surgical probe.	10/08/1996	10/07/2014

5,562,610		Needle for ultrasonic surgical probe.	10/08/1996	10/07/2014

6,033,375		Ultrasonic probe with isolated and Teflon coated outer cannula.	03/07/2000	12/23/2017

6,270,471		Ultrasonic probe with isolated outer cannula.	08/07/2001	12/23/2017

6,443,969		Ultrasonic blade with cooling.	09/03/2002	08/15/2020

6,379,371		Ultrasonic blade with cooling.	04/30/2002	11/15/2019

Number		Description	Issue Date	Expiration Date
6,375,648		Infiltration cannula with Teflon coated outer surface.	04/23/2002	10/02/2018

6,063,050		Ultrasonic dissection and coagulation system.	05/16/2000	10/16/2017

6,036,667		Ultrasonic dissection and coagulation system.	03/14/2000	08/14/2017

6,582,440		Non-clogging catheter for lithotripsy.	06/24/2003	12/26/2016

6,454,730		Thermal film ultrasonic dose indicator.	09/24/2002	04/02/2019

6,613,056		Ultrasonic probe with low-friction bushings.	09/02/2003	02/17/2019

6,648,839		Ultrasonic medical treatment device for RF cauterization and related method.	11/18/2003	05/08/2022

6,736,814		Ultrasonic medical treatment device for bipolar RF cauterization and related method.	05/18/2004	02/28/2022

6,799,729		Ultrasonic cleaning and atomizing probe.	10/05/2004	10/05/2021

6,869,439		Ultrasonic dissector.	03/22/2005	03/22/2022

6,902,536		RF cauterization and ultrasonic ablation.	06/07/2005	06/07/2022

6,377,693	**	Tinnitus masking using ultrasonic signals.	06/23/1994	06/23/2014

6,173,062	**	Frequency transpositional hearing aid with digital and single sideband modulation.	03/16/1994	03/16/2014

6,169,813	**	Frequency transpositional hearing aid with single sideband modulation.	03/16/1994	03/16/2014

5,663,727	**	Frequency response analyzer and shaping apparatus and digital hearing enhancement apparatus and method utilizing the same.	06/23/1995	06/23/2015

7,442,168		High efficiency medical transducer with ergonomic shape and method manufacture.	10/28/2008	04/01/2023

7,223,267		Ultrasonic probe with detachable slidable cauterization forceps.	02/06/2004	02/06/2024

7,717,913		Cauterization and ultrasonic ablation instrument with multi hole collar and electrode MTG sleeve.	05/18/2010	11/04/2024

7,776,027		Medical handpiece with automatic power switching means.	08/17/2010	07/11/2022

6,492,762		Ultrasonic transducer, transducer arrayand fabrication method.	12/10/2002	03/22/2020

6,787,974		Ultrasound transducer unit and planar ultrasound lens.	09/7/2004	11/21/2021

6,461,314		Intrabody HIFU applicator.	10/8/2002	02/2/2020

D627,463		Ultrasonic wound treatment probe.	01/27/2010	11/24/2024

7,931,611		Ultrasonic wound debriderprobe and method of use.	03/23/2005	10/15/2027

D627,463		Ultrasonic wound treatment probe.	08/30/2011	08/30/2025

8,025,672		Ultrasonic wound treatment method and apparatus.	09/27/2011	08/29/2026

8,109,925		Treatment of breast disease with vibrating device.	02/7/2012	05/25/2027

*	Patents valid also in Japan, Europe and Canada.
**	Owned by Hearing Innovations, Inc.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration	Registration
Number	Date	Mark	Goods	Renewal Date

1,219,008	12/07/1982	Sonimist	Ultrasonic and sonic spray nozzle for vaporizing fluid for commercial, industrial and laboratory use.	03/22/2013

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely, ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers.	02/10/2014

3,373,435	01/22/2008	SonicOne	Ultrasonic surgical systems.	01/22/2018

3,583,091	03/03/2009	Osteosculpt	Surgical devices and instruments, namely, ultrasonic cutters and ablators.	03/03/2019

3,775,329	04/13/2010	Sonastar	Ultrasonic medical devices namely ultrasonic surgical aspirators, ultrasonic scalpels and ultrasonic bone shavers.	04/13/2020

1,195,570	07/14/2002	Astrason	Portable ultrasonic cleaners featuring microscopic shock waves.	07/14/2012

1,219,008	12/07/1982	Sonimist	Ultrasonic and sonic spray nozzle for vaporizing fluid for commercial, industrial and laboratory use.	03/22/2013

Backlog

As of June 30, 2012, the Company's backlog (firm orders that have not yet been shipped) was $2,028,820, as compared to $2,094,171 as of June 30, 2011.

Employees

As of June 30, 2012, the Company employed a total of 69 full-time employees, including 20 in management and supervisory positions. The Company considers its relationship with its employees to be good.

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

	Twelve months ended June 30,
	2012	2011
United States	$9,297,719	$8,329,323
Australia	238,926	234,181
Europe	2,495,582	1,668,493
Asia	1,430,708	220,797
Canada and Mexico	499,162	228,704
South America	775,309	687,321
South Africa	425,084	564,286
Middle East	515,510	266,556
Other	-	173,368
	$15,678,000	$12,373,029

Website Access Disclosure

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge on the Company's website at www.misonix.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

We may not meet regulatory quality standards applicable to our manufacturing and quality processes.

As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a medical device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to meet regulatory quality standards could have a material adverse effect on our business, financial condition or results of operations.

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

Patents and other proprietary rights are and will be essential to our business and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We also rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous U.S. and foreign patents. We also are party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash or royalty payments. No assurance can be made that any pending or future patent applications will result in issued patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid.

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

We may not be successful in our strategic initiatives to become a medical device company.

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

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical device industry.

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

Consolidation in the healthcare industry could lead to demands for price concessions or the exclusion of some suppliers from certain of our significant market segments.

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

We may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to effectively integrate these into our business and any such acquisition could bring additional risks, exposures and challenges to the Company. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products, or companies, such use may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products, or companies, our shareholders may experience substantial dilution. If we fail to manage any expansions or acquisition, our business could be impaired.

Our agreements and contracts entered into with partners and other third parties may not be successful.

We signed in the past and may pursue in the future contracts and agreements with third parties to assist in our marketing, manufacturing, selling and distribution efforts. We cannot assure you that any agreements or arrangements entered into will be successful.

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

The Affordable Healthcare for America Act includes provisions that may adversely affect our business and results of operations, including an excise tax on the sales of most medical devices.

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

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The Company's common stock, $.01 par value ("Common Stock"), is listed on the Nasdaq Global Market ("Nasdaq") under the symbol "MSON".

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by Nasdaq:

	High	Low
Fiscal 2012:
First Quarter	$2.53	$1.77
Second Quarter	2.21	1.50
Third Quarter	2.19	1.60
Fourth Quarter	2.45	1.88

	High	Low
Fiscal 2011:
First Quarter	$2.28	$1.61
Second Quarter	2.99	2.04
Third Quarter	2.57	2.07
Fourth Quarter	2.66	2.14

(b)	As of September 20, 2012, the Company had 7,005,360 shares of Common Stock outstanding and 75 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c)	The Company has not paid any cash dividends since its inception. The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Equity Compensation Plan Information:

			Number of
			securities
			remaining for
			future
	Number of	Weighted	issuance
	securities to	average	under
	be	exercise	equity
	issued upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I. 1996 Director's Plan	135,000	$5.28	—
II. 1996 Plan	41,000	5.83	—
III. 1998 Plan	14,750	6.47	—
IV. 2001 Plan	667,880	4.68	—
V. 2005 Plan	495,550	2.17	700
VI. 2005 Director's Plan	195,000	3.66	5,000
VII. 2009 Plan	241,750	2.18	258,250
VIII. 2009 Director's Plan	30,000	2.41	170,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,820,930	$3.60	433,950

Item 6.Selected Financial Data.

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

All of the Company's sales to date have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products, and laboratory and scientific products, which include ductless fume enclosures for filtration of gaseous emissions in laboratory and forensic markets. See “Item 1. Business – Discontinued Operations – Laboratory and Forensic Safety Products Business.”

Fiscal years ended June 30, 2012 and 2011:

Net sales: Net sales increased $3,304,971 to $15,678,000 in fiscal 2012, from $12,373,029 in fiscal 2011. The increase in sales is primarily due to higher BoneScalpel revenue of $2,276,928, higher SonaStar revenue of $1,787,434, higher Lysonix revenue of $473,960, higher service revenue of $329,402 and higher SonicOne revenue of $191,602, partially offset by lower Autosonix revenue of $1,875,276.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the years ended June 30, 2012 and June 30, 2011:

	Twelve months ended June 30,
	2012	2011	Variance
BoneScalpel	$4,764,256	$2,487,328	$2,276,928
SonicOne	1,296,635	1,105,033	191,602
SonaStar	5,884,541	4,097,107	1,787,434
Other	3,732,568	4,683,561	(950,993)
	$15,678,000	$12,373,029	$3,304,971

	Twelve months ended June 30,
	2012	2011
United States	$9,297,719	$8,329,323
Australia	238,926	234,181
Europe	2,495,582	1,668,493
Asia	1,430,708	220,797
Canada and Mexico	499,162	228,704
South America	775,309	687,321
South Africa	425,084	564,286
Middle East	515,510	266,556
Other	-	173,368
	$15,678,000	$12,373,029

Net sales for the three months ended June 30, 2012 were $5,300,520, an increase of $1,535,086 as compared to $3,765,434 for the three months ended June 30, 2011. The sales increase is due to higher BoneScalpel revenue of $746,820, higher SonaStar revenue of $303,936, higher SonicOne revenue of $243,966 and higher Lysonix revenue of $222,650.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended June 30, 2012 and June 30, 2011:

	Three months ended June 30,
	2012	2011	Variance
BoneScalpel	$1,653,781	$906,961	$746,820
SonicOne	517,574	273,608	243,966
SonaStar	1,736,963	1,433,027	303,936
Other	1,392,202	1,151,838	240,364
	$5,300,520	$3,765,434	$1,535,086

	Three months ended June 30,
	2012	2011
United States	$3,607,418	$2,289,148
Australia	73,856	136,778
Europe	576,074	610,810
Asia	377,720	9,887
Canada and Mexico	152,846	38,468
South America	320,684	311,792
South Africa	171,834	264,974
Middle East	20,088	5,724
Other	-	97,853
	$5,300,520	$3,765,434

Gross profit: Gross profit increased to 58.8% in fiscal 2012 from 57.3% in fiscal 2011. Gross profit for the three months ended June 30, 2012 was 57.7% as compared to 56.7% for the three months ended June 30, 2011 due to increased sales of the BoneScalpel.

Selling expenses: Selling expenses increased $1,146,047 to $5,031,831 (32.2% of sales) in fiscal 2012 from $3,885,784 (31.4% of sales) in fiscal 2011. The increase in selling expenses is related to higher salary expenses of $358,821, higher commissions of $286,308, higher advertising expenses of $192,679, higher travel expenses of $147,773, higher depreciation of demonstration equipment units related to more evaluation units in the field of $151,127 and other unfavorable expenses of $9,339. Selling expenses for the three months ended June 30, 2012 increased $226,349 to $1,411,752 (26.9% of sales) from $1,185,403 (31.5% of sales) for the three months ended June 30, 2011. The increase in selling expenses is due to increased salary expense of $145,277 (increased headcount) higher travel expense of $43,700, higher depreciation expenses of $23,961 due to new demonstration units in the field and higher advertising expense of $15,901, partially offset by other favorable expenses of $2,490.

General and administrative expenses: General and administrative expenses decreased $122,967 to $4,376,554 in fiscal 2012 from $4,499,521 in fiscal 2011. The decrease in expenses is mainly due to lower accounting expenses of $59,125, lower insurance cost of $49,581 and lower rent expense of $36,141, partially offset by higher consulting expense of $17,264 and other unfavorable expenses of $4,616. For the three months ended June 30, 2012, general and administrative expenses decreased $62,863. This decrease is due to lower legal expense of $23,548, lower employee welfare expense of $16,082, lower insurance expense of $11,186, and other favorable expenses of $12,047.

Research and development expenses: Research and development expenses decreased $139,402 to $1,292,225 in fiscal 2012 from $1,431,627 in fiscal 2011. The decrease is related to lower product development material costs of $112,105 and lower employee welfare costs of $27,481, partially offset by other unfavorable expenses of $184. For the three months ended June 30, 2012, research and development expenses increased $9,347 to $345,241 from $335,894 for the three months ending June 30, 2011.

Other income: Other income decreased $3,689 to $686,189 in fiscal 2012 from $689,878 in fiscal 2011. For the three months ended June 30, 2012, other income increased $24,583 to $136,768 from $112,185 for the three months ended June 30, 2011. The increase is due to lower royalty expenses of $11,936, favorable foreign exchange of $5,483, higher royalty income of $3,130 and other favorable expenses of $4,034.

Income taxes: In fiscal 2012 the income tax benefit for continuing operations had an effective tax rate of 24%. Overall, when considering discontinued operations, the Company had minimal income tax expense. In prior years the Company established a valuation allowance against deferred tax assets due to the net loss from operations over the past 5 years which caused management to conclude that it is more likely than not that its deferred tax assets may not be fully realized.

Discontinued operations:

The following represents the results of the Laboratory and Forensic Safety Products business along with legal and other expenses associated with Labcaire and Misonix HIFU Technologies Limited which are included in discontinued operations:

	For the twelve months ended
	June 30,
	2012	2011
Revenues	$1,552,153	$2,067,032
Loss from discontinued operations, before tax	$(535,223)	$(1,429,359)
Gain on sale of discontinued operations	1,705,414	-
Income tax (expense)/benefit	(195,101)	-
Net income/(loss) from discontinued operations net of tax	$975,090	$(1,429,359)

Refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 for further discussion of the nature of discontinued operations.

Liquidity and Capital Resources:

Working capital at June 30, 2012 and June 30, 2011 was $11,734,000 and $10,233,000, respectively. For the year ended June 30, 2012, cash used in operations totaled $1,492,000. The major use of cash from operations was related to higher accounts receivables of $1,112,000 and lower accounts payables and other accrued expenses of $432,000 during the year ended June 30, 2012. For the fiscal year 2012, cash used in investing activities totaled $734,000, primarily consisting of the purchase of property, plant and equipment and increased demonstration equipment for the BoneScalpel during the regular course of business along with the purchase of assets from Aesculap. For the fiscal year 2012, cash used in financing activities was $11,000. Cash provided by discontinued operations was $1,628,000.

As of June 30, 2012 the Company has a cash balance of $6,273,015 and believes it has sufficient cash to finance operations for at least the next 12 months.

The Company maintains cash balances at various financial institutions. At June 30, 2012, these financial institutions held cash that was approximately $6,034,000 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Commitments

The Company has commitments under operating leases that will be funded from operating sources. At June 30, 2012, the Company's contractual cash obligations and commitments relating to operating leases are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Operating leases	321,537	683,814	16,639	-	1,021,990
	$321,537	$683,814	$16,639	-	$1,021,990

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

Critical Accounting Policies:

General: Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment, stock based compensation and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following are our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

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

Goodwill: Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2012 and 2011 in the respective fourth quarter. No impairment of goodwill was deemed to exist.

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

Financial accounting standards establish guidance for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefits from an uncertain tax position only it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Financial accounting standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures requirements.

Stock-Based Compensation: The fair value of the Company’s outstanding stock options is estimated based upon option price, volatility, the risk free rate, and the average time the shares are held. It is then amortized over the vesting period. See Note 7 to the Company's consolidated financial statements for additional information regarding stock-based compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on cash and certain items in inventory.

Item 8. Financial Statements and Supplemental Data.

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See "Index to Consolidated Financial Statements" on page 38.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and formsof the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, and affected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2012.  In order to assist in the testing of our internal controls, the Company engaged a third- party to assist in the testing and evaluation of our internal control systems.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The Company currently has six Directors (the “Board”). Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

			Director
Name	Age	Principal Occupation	Since

John Gildea	69	Director	2004

Howard Alliger	85	Director	1971

Dr. Charles Miner III	61	Director	2005

T. Guy Minetti	61	Director	2003

Thomas F. O'Neill	66	Director	2003

Michael A. McManus, Jr.	69	Director, President and Chief Executive Officer	1998

Richard Zaremba	57	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	—

Michael C. Ryan	66	Senior Vice President, Medical Division	—

Dan Voic	50	Vice President of Research and Development and Engineering	—

Ronald Manna	58	Vice President of New Product Development and Regulatory Affairs	—

Frank Napoli	55	Vice President of Operations	—

The following is a brief account of the business experience of the Company's Directors and executive officers:

John W. Gildea is the founding principal of Gildea Management Co., a management company of special situations with middle market companies in the United States and Central Europe. From 2000 to 2003, Gildea Management Co. formed a joint venture with J.O. Hambro Capital Management Co. to manage accounts targeting high yield debt and small capitalization equities. From 1996 to 2000, Gildea Management Co. formed and founded Latona Europe, a joint venture between Latona U.S., Lazard Co. and Gildea Management Co. to restructure several Czech Republic companies. Before forming Gildea Management Co. in 1990, Mr. Gildea managed the Corporate Series Group at Donaldson, Lufkin and Jenrette, an investment banking firm. Mr. Gildea is a graduate of the University of Pittsburgh.

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

Dr. Charles Miner III currently practices internal medicine in Darien, Connecticut. Dr. Miner is on staff at Stamford and Norwalk Hospitals and since 1982 has held a teaching position at Columbia Presbyterian Hospital. Dr. Miner received his M.D. from the University Of Cincinnati College Of Medicine in 1979 and received a Bachelor of Science from Lehigh University in 1974.

Dr. Miner is an experienced physician and teacher in the medical field.  He serves on the board of private companies.  The Board believes this experience qualifies him to serve as a director.

T. Guy Minetti is Chief Executive Officer of TwigTek, Inc., which is engaged in the remarketing and recycling of used electronics. Prior to joining TwigTek in November2009, he founded and was the Managing Director of Senior Resource Advisors LLC, a management consulting firm, from 2005 through 2008. Prior to being Managing Director of Senior Resource Advisors LLC, Mr. Minetti served as the Vice Chairman of the Board of Directors of 1-800-Flowers.Com, a publicly held specialty gift retailer based in Westbury, New York. Before joining 1-800-Flowers.Com in 2000, Mr. Minetti was the Managing Director of Bayberry Advisors, an investment banking boutique he founded in 1989 to provide corporate finance advisory services to small-to-medium-sized businesses. From 1981 through 1989, Mr. Minetti was a Managing Director of the investment banking firm, Kidder, Peabody & Company. While at Kidder, Peabody, Mr. Minetti worked in the investment banking and high yield bond departments. Mr. Minetti is a graduate of St. Michael's College.

Mr. Minetti has extensive experience as an investment banker and as a director of a public company. The Board believes this experience qualifies him to serve as a director.

Thomas F. O’Neill became Chairman of Ranieri Partners Financial Service Group (“RPFSG”) in December 2010. RPFSG is in the business of acquiring and managing companies in the financial services sector, including money management and investment management firms. Mr. O’Neill was also appointed Chairman of the holding company ofFirst Allied, a broker-dealer, controlled by Ranieri Partners.  Prior to joining RPFSG, he was a founding principal of Sandler O'Neill & Partners, L.P., an investment banking firm. He began his Wall Street career at L.F. Rothschildwhere he specialized in working with financial institutions in Rothschild's Bank Service Group from 1972. He was appointed Managing Director of the Bank Service Group, a group consisting of fifty-five professionals, in 1984. In 1985, he became a Managing Director at Bear Stearns and Co-Manager of the Financial Services Group. Mr. O'Neill serves on the Board of Directors of Archer-Daniels-Midland Company and The Nasdaq Stock Market, Inc. Mr. O'Neill is a graduate of New York University and a veteran of the United States Air Force.

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

Executive officers are elected annually by, and serve at the discretion of, the Board.

	DIRECTOR COMPENSATION FOR THE 2012
	FISCAL YEAR
	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total
Michael A. McManus, Jr.	—	—	—

John Gildea	20,000	—	20,000

Howard Alliger	15,000	—	15,000

Dr. Charles Miner III	20,000	—	20,000

T. Guy Minetti	25,000	—	25,000

Thomas F. O'Neill	20,000	—	20,000

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

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2012.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14to this Form 10-K. The Company has also made the Code of Ethics available on its website at www.MISONIX.COM.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Messrs. Gildea, Miner, Minetti and O'Neill. The Board of Directors has determined that each member of the Audit Committee is "independent" not only under the Corporate Governance Requirements applicable to Nasdaq-listed companies but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that Messrs. Gildea, Minetti and O'Neill are "audit committee financial experts" within the definition contained in a final rule adopted by the SEC.

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

Annual Bonus Plan Compensation

The Compensation Committee of the Board approves annual performance-based compensation. The purpose of the annual bonus-based compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendations from the Chief Executive Officer, are evaluated and approved by the Compensation Committee for all management employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula and are discretionary. The Chief Executive Officer's bonus compensation is derived from the recommendation of the Compensation Committee based upon the Chief Executive Officer's performance and Company performance but is not based on a specific formula and is discretionary.

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

Annual option grants to executive officers are made in the form of incentive stock options ("ISOs") to the fullest extent permitted under tax laws, with the balance granted in the form of nonqualified stock options. ISOs have potential income tax advantage for executives if the executive disposes of the acquired shares after satisfying certain holding periods. Tax laws provide that the aggregate grant at date of grant for market value of ISOs that become exercisable for any employee in any year may not exceed $100,000.

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

Mr. McManus is entitled to severance pay and benefits if he terminates his employment with the Company following a Change in Control (as defined in the Employment Agreement), to provide him with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes shareholder value. Severance pay and benefits are triggered upon (i) his Involuntary Termination without Cause (as defined in the Employment Agreement) for a reason other than death or Disability (as defined in the Employment Agreement) or (ii) as a result of a Constructive Termination (as defined in the Employment Agreement) which in either case occurs: (x) during the period not to exceed twenty-four (24) months after the effective date of a Change in Control, or (y) before the effective date of a Change in Control, but after the first date on which the Board and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of a Change in Control.

In the event that pay and benefits are triggered, Mr. McManus (A) is entitled to receive severance pay in an amount equal to two (2) times the sum of (a) his annual base pay and (b) bonus at the highest rate paid him for any fiscal year during the aggregate period of his employment by the Company, payable in cash in a lump sum; and the payment of premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months; (B) has the right, for a period of (i) ninety (90) days for stock options granted under any of the Company’s Employee Stock Option Plans adopted prior to 2005 and (ii) two (2) years for stock options granted under the Company’s 2005 Employee Equity Incentive Plan, 2009 Employee Equity Incentive Plan and any Plan adopted after the effective date of the Employment Agreement following his Termination Date (as defined in the Employment Agreement), to exercise the options to the extent such options are otherwise vested and exercisable as of the Termination Date under the terms of the applicable stock option agreement(s) and Plan(s); and (C) will vest in all unvested stock option grants with respect to options granted after July 1, 2012.

Mr. Zaremba and Mr. Ryan have an agreement for the payment of twelve months of annual base salary upon a change in control of the Company.

Tax deductibility of Executive Compensation

Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2012, there was no executive officer's compensation that exceeded $1,000,000.

The following table sets forth information concerning the compensation awarded to, earned by or paid to our named executive officers during the past two fiscal years for services rendered to the Company:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year
and Principal Position	Ended June 30,	Salary ($)	Bonus ($)	Options Awards ($)	Total ($)

Michael A. McManus, Jr.	2012	286,083	100,000	175,180	561,263
President and Chief	2011	283,250	50,000	74,505	407,755
Executive Officer

Richard Zaremba	2012	206,856	25,000	61,313	293,169
Senior Vice President,	2011	200,832	12,000	17,881	230,713
Chief Financial Officer,
Secretary and Treasurer

Michael Ryan	2012	242,282	10,000	61,313	313,595
Senior Vice President-Medical	2011	235,226	12,000	17,881	265,107
Division

Employment Agreements

On June 30, 2012, the Employment Agreement, dated July 13, 2009, as amended (as so amended, the “2009 Agreement”), by and between Michael A. McManus, Jr. and the Company expired pursuant to a timely notice of non-renewal delivered to the Company by Mr. McManus. Pursuant to the 2009 Agreement, Mr. McManus was employed by the Company as its President and Chief Executive Officer.

On September 11, 2012, the Company entered into a new Employment Agreement with Michael A. McManus, Jr., whereby he will continue to serve as the Company’s President and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement, effective as of July 1, 2012, has an initial term expiring June 30, 2013 and renews for successive one-year periods thereafter unless terminated by either party not less than ninety (90) days prior to the end of the then-current term. The Employment Agreement provides for an annual base salary of $283,250, a company-provided automobile and an annual bonus based on Mr. McManus’ achievement of annual goals and objectives as determined by the Compensation Committee of the Board.

Mr. McManus is entitled under the Employment Agreement to participate in any plans and programs made available to the executive employees of the Company generally.

The Company can terminate the Employment Agreement for cause (as defined in the Employment Agreement). Mr. McManus can terminate the Employment Agreement for good reason (as defined in the Employment Agreement). If Mr. McManus terminates the Employment Agreement for good reason, the Company must pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid him at any time during the aggregate time he has been employed by the Company, payable in a lump sum within sixty (60) days of termination of employment.

The Company and Mr. McManus have entered into two letter agreements providing for the exercise of vested options by Mr. McManus (i) for a ninety (90) day period after his retirement with respect to stock options granted under certain of the Company’s stock option plans and (ii) for two (2) years after Mr. McManus terminates his employment with the Company in the event of a Change-in-Control (as defined in the applicable stock option plans) and he is eligible for the severance benefits provided for by the Employment Agreement.

In conformity with the Company's policy, all officers and employees have executed a non-solicitation and confidentiality agreement. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without the prior approval of the Company. The Employment Agreement also contains non-competition provisions that preclude him from competing with the Company for a period of 18 months from the date of his termination of employment.

OUTSTANDING EQUITY AWARDS FOR THE 2012 FISCAL YEAR

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised		Option	Option
Name	Options (#) Exercisable	Options (#) Unexercisable		Exercise Price ($)	Expiration Date
Michael A. McManus, Jr.	150,000	—		5.10	09/30/12
	125,000	—		4.66	11/01/13
	125,000	—		5.18	11/01/14
	100,000	—		1.91	11/04/18
	37,500	12,500	(3)	2.44	09/09/19
	50,000	50,000	(1)	1.82	09/07/20
	25,000	75,000	(2)	2.19	09/13/21

Richard Zaremba	20,000	—		5.10	09/30/12
	15,000	—		4.70	09/16/13
	12,000	—		8.00	09/15/14
	8,000	—		7.60	09/27/15
	4,000	—		5.82	02/07/16
	12,000	—		3.45	10/20/16
	10,000	—		4.04	09/04/17
	18,000	—		2.04	09/26/18
	1,250	—		.85	12/11/18
	18,000	6,000 (3)		2.44	09/09/19
	15,000	15,000 (1)		1.82	09/07/20
	8,750	26,250 (2)		2.19	09/13/21

Michael Ryan	15,000	—		4.98	11/06/17
	18,000	—		2.04	09/26/18
	5,000	—		.85	12/11/18
	18,000	6,000 (3)		2.44	09/09/19
	15,000	15,000 (1)		1.82	09/07/20
	8,750	26,250 (2)		2.19	09/13/21

(1)	Options issued 09/07/10 and vest equally over 4 years.

(2)	Options issued 09/13/11 and vest equally over 4 years.

(3)	Options issued 09/09/09 and vest equally over 4 years.

Stock Options

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2012, options to purchase 41,000 shares were outstanding at exercise prices ranging from $5.18 to $7.60 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 135,000 shares were outstanding at exercise prices ranging from $3.21 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2012, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued).  There are no shares available for future grants. At June 30, 2012, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised and options to purchase 115,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2012, options to purchase 14,750 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2012, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2012, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2012, options to purchase 667,880 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $8.00 per share with a vesting period of one to four years. At June 30, 2012, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 455,075 shares under the 2001 Plan have been forfeited (of which 251,406 options have been reissued). At June 30, 2012, there were no shares available for future grants.

In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2012, there were options to purchase 495,550 shares outstanding under the 2005 Plan at exercise prices ranging from $.85 to $4.98 per share with a vesting period of four years. At June 30, 2012, there were 3,750 options exercised under the 2005 Plan and options to purchase 36,500 shares have been forfeited (of which 35,800 options have been reissued). At June 30, 2012, 700 shares were available for future grants under the 2005 Plan. At June 30, 2012, options to purchase 195,000 shares were outstanding under the 2005 Directors Plan at exercise prices ranging from $2.41 to $5.42 with a vesting period over three years. At June 30, 2012, there were no options exercised and 5,000 shares were available for future grants under the 2005 Directors Plan.

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2012 there were options to purchase 241,750 shares outstanding under the 2009 Plan at exercise prices ranging from $1.80 to $2.19 per share with a vesting period of four years.  At June 30, 2012, there were no options exercised and options to purchase 500 shares were forfeited under the 2009 Plan.  At June 30, 2012, there were 258,250 shares available for future grants under the 2009 Plan.  At June 30, 2012 there were options to purchase 30,000 shares outstanding under the 2009 Directors Plan at an exercise price of $2.41 per share with a vesting period of four years.  At June 30, 2012 there were no options exercised or forfeited under the 2009 Directors Plan.  At June 30, 2012, there were 170,000 shares available for future grants under the 2009 Directors Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 20, 2012, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each director; (iii) each executive officer in the "Summary Compensation Table" above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

	Common Stock		Percent
Name and Address (1)	Beneficially Owned		of Class

Michael A. McManus, Jr.	1,011,301	(2)	13
Dimensional Fund Advisors LP	509,934		7.3
Norman H. Pessin	365,972	(3)	5.2
Richard Zaremba	190,750	(4)	2.7
Howard Alliger	127,650	(5)	1.8
T. Guy Minetti	110,750	(6)	1.6
Thomas F. O’Neill	85,750	(7)	1.2
Michael Ryan	66,570	(8)	*
John W. Gildea	48,750	(9)	*
Charles Miner	48,750	(10)	*

All executive officers and Directors as a group (eleven people)

	1,798,653	(11)	22.8

*	Less than 1%

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Dimensional Fund Advisors LP has a principal business office at 1299 Ocean Avenue, Santa Monica, CA 90401. Norman H. Pessin has a principal business office at 366 Madison Avenue, 14th Floor, New York, New York 10017.

(2)	Includes 762,500 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(3)	Sandra F. Pessin, Mr. Pessin’s spouse, is listed as the beneficial owner of 94,025 of such shares in the statement on Schedule 13D filed by Mr. Pessin and Mrs. Pessin on May 24, 2012 with the SEC.

(4)	Includes 158,000 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.

(5)	Includes 48,750 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.

(6)	Includes 78,500 shares which Mr. Minetti has the right to acquire upon exercise of stock options which are currently exercisable.

(7)	Includes 78,500 shares which Mr. O’Neill has the right to acquire upon exercise of stock options which are currently exercisable.

(8)	Includes 51,570 shares which Mr. Ryan has the right to acquire upon exercise of stock options which are currently exercisable.

(9)	Includes 48,750 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.

(10)	Includes 48,750 shares which Dr. Miner has the right to acquire upon exercise of stock options which are currently exercisable.

(11)	Includes the shares indicated in notes (2), (4), (5), (6), (7), (8), (9) and (10).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons.

None.

Director Independence

The Company is required to have a Board of Directors a majority of whom are “independent” as defined by the Corporate Governance Rules applicable to Nasdaq-listed companies and to disclose those Directors that the Board has determined to be independent. Based on such definition, the Board has determined that all directors other than Mr. McManus, who is an officer of the Company, are independent. See “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Grant Thornton LLP ("Grant Thornton") billed the Company $282,049 and $293,033 in the aggregate for services rendered for the audit of the Company's 2012 and 2011 fiscal years, respectively, and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2012 and 2011 fiscal years, respectively.

Audit-Related Fees:

Grant Thornton billed the Company $29,120 and $28,080 for audit-related services as defined by the SEC for the fiscal years ended June 30, 2012 and 2011, respectively.  The audit-related services were for the audits of the Company’s pension plan.

Tax Fees:

Grant Thornton did not render any tax related services, as defined by the SEC, to the Company for the fiscal years 2012 and 2011.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts.

	3.	Exhibits

	3 (a)	Restated Certificate of Incorporation of the Company. (1)

	3 (b)	By-laws of the Company. (2)

	10.1	Stock Option Plan. (3)

	10.2	Form of Indemnification Agreement. (4)

	10.3	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (5)

	10.4	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (5)

	10.5	1996 Non-Employee Director Stock Option Plan. (6)

	10.6	1996 Employee Incentive Stock Option Plan. (6)

	10.7	1998 Employee Stock Option Plan. (7)

	10.8	2001 Employee Stock Option Plan. (8)

	10.9	2005 Employee Equity Incentive Plan. (9)

	10.10	2005 Non-Employee Director Stock Option Plan. (9)

	10.11	Asset Purchase Agreement, dated as of April 7, 2009, between MISONIX LLC, MISONIX, INC. and Sonics & Materials, Inc. (10)

	10.12	Employment Agreement dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (11)

	10.13	Share Purchase Agreement, dated August 4, 2009, between MISONIX, INC., Puricore International Limited and Puricore Plc. (12)

	10.14	Loan Note Instrument, dated August 4, 2009, between Puricore International Limited and Labcaire Systems Limited and Puricore Plc. (12)

	10.15	2009 Employee Equity Incentive Plan. (13)

	10.16	2009 Non-Employee Director Stock Option Plan. (13)

	10.17	Asset Purchase Agreement, dated October 2, 2009, among Acoustic Marketing Research, Inc., MISONIX, INC. and Medical Imaging Holdings, Inc. (14)

	10.18	Asset Purchase Agreement, dated as of May 28, 2010, among MISONIX, INC., MISONIX HIFU TECHNOLOGIES LIMITED, MISONIX LIMITED and USHIFU, LLC. (15)

	10.19	[Intentionally omitted]

	10.20	Lease Modification Agreement, dated as of June 30, 2010, between Sanwood Realty Co. and the Company. (17)

	10.21	Termination Agreement, dated as of October 7, 2010, by and among Aesculap, Inc., MISONIX, INC. and Fibra-Sonics (NY) Inc. (18)

	10.22	Product License and Distribution Agreement, dated as of July 19, 2011, by and between PuriCore, Inc. and MISONIX, INC. (19)

	10.23	Asset Purchase Agreement, dated as of October 19, 2011, between MISONIX, INC. and Mystaire, Inc. (20)

	10.24	Letter Agreement, dated November 14, 2011, by and between MISONIX, INC. and Richard A. Zaremba. (21)

	10.25	Letter Agreement, dated November 14, 2011, by and between MISONIX, INC. and Michael C. Ryan. (21)

	10.26	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (23)

	10.27	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (23)

14	Code of Ethics. (22)

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-165088).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 9, 2008.

(3)	Incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. No. 33-43585).

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(5)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1997.

(6)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(7)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166).

(9)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(10)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 10, 2009.

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 13, 2012.

(12)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 6, 2009.

(13)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(14)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 8, 2009.

(15)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 4, 2010.

(16)	[Intentionally omitted]

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 13, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 22, 2011.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 21, 2011.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 14, 2011.

(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

Date: September 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr.	President, Chief Executive Officer, and Director	September 20, 2012
Michael A. McManus, Jr.	(principal executive officer)

/s/ Richard Zaremba	Senior Vice President, Chief Financial Officer,	September 20, 2012
Richard Zaremba	Treasurer and Secretary
(principal financial and accounting officer)

/s/ Howard Alliger	Director	September 20, 2012
Howard Alliger

/s/ T. Guy Minetti	Director	September 20, 2012
T. Guy Minetti

/s/ Thomas F. O'Neill	Director	September 20, 2012
Thomas F. O'Neill

/s/ John Gildea	Director	September 20, 2012
John Gildea

/s/ Charles Miner III	Director	September 20, 2012
Charles Miner III

Item 15(a)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the two years ended June 30, 2012 and June 30, 2011

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MISONIX, INC. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

September 20, 2012

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$6,273,015	$6,881,093
Accounts receivable, less allowance for doubtful accounts of $155,739 and $115,739, respectively	3,158,084	2,085,972
Inventories, net	4,380,841	3,130,207
Prepaid expenses and other current assets	306,691	374,472
Note receivable	198,117	210,000
Current assets of discontinued operations	-	857,095
Total current assets	14,316,748	13,538,839

Property, plant and equipment, net	891,822	969,336
Goodwill	1,701,094	1,701,094
Intangible and other assets	1,403,173	2,127,194
Assets of discontinued operations	-	21,859
Total assets	$18,312,837	$18,358,322

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	1,507,695	1,110,694
Accrued expenses and other current liabilities	1,074,932	1,969,078
Liabilities of discontinued operations	-	225,864
Total current liabilities	2,582,627	3,305,636

Deferred lease liability	22,996	14,043
Deferred income	117,147	161,360
Total liabilities	2,722,770	3,481,039

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,082,920 and 7,079,170 shares issued and 7,005,360 and 7,001,370 shares outstanding, respectively	70,829	70,792
Additional paid-in capital	26,132,951	25,787,960
Accululated deficit	(10,202,720)	(10,569,045)
Treasury stock, at cost, 77,560 and 77,800 shares, respectively	(410,993)	(412,424)
Total stockholders' equity	15,590,067	14,877,283
Total liabilities and stockholders' equity	$18,312,837	$18,358,322

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	June 30,
	2012	2011

Net sales	$15,678,000	$12,373,029
Cost of goods sold	6,467,126	5,286,646
Gross profit	9,210,874	7,086,383

Operating expenses:
Selling expenses	5,031,831	3,885,784
General and administrative expenses	4,376,554	4,499,521
Research and development expenses	1,292,225	1,431,627
Total operating expenses	10,700,610	9,816,932
Loss from operations	(1,489,736)	(2,730,549)

Other income (expense):
Interest income	438	130
Interest expense	(416)	(5,774)
Royalty income and license fees	619,297	641,488
Royalty fee recovery/(expense)	96,000	(79,877)
Other	(29,130)	133,911
Total other income	686,189	689,878

Loss from continuing operations before income taxes	(803,547)	(2,040,671)

Income tax (benefit)/expense	(194,782)	64,216

Net loss from continuing operations	(608,765)	(2,104,887)
Discontinued operations:
Loss from discontinued operations net of a tax benefit of $89,236 and $0, respectively	(445,987)	(1,429,359)
Gain from sale of discontinued operations net of tax expense of $284,337 and $0, respectively	1,421,077	-
Net income/(loss) from discontinued operations	975,090	(1,429,359)
Net income/(loss)	$366,325	$(3,534,246)

Net loss per share from continuing operations - Basic	$(0.09)	$(0.30)
Net income/(loss) per share from discontinued operations - Basic	0.14	(0.20)
Net income/(loss) per share - Basic	$0.05	$(0.50)

Net loss per share from continuing operations - Diluted	$(0.09)	$(0.30)
Net income/(loss) per share from discontinued operations - Diluted	0.14	(0.20)
Net income/(loss) per share - Diluted	$0.05	$(0.50)

Weighted average shares - Basic	7,001,930	7,001,370
Weighted average shares - Diluted	7,001,930	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2012 and 2011

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2010	7,079,170	$70,792	(77,800)	$(412,424)	$25,502,717	$(7,034,799)	$18,126,286
Net loss/comprehensive loss	-	-	-	-	-	(3,534,246)	(3,534,246)
Stock-based compensation	-	-	-	-	285,243	-	285,243
Balance, June 30, 2011	7,079,170	$70,792	(77,800)	$(412,424)	$25,787,960	$(10,569,045)	$14,877,283
Net income/comprehensive income	-	-	-	-	-	366,325	366,325
Proceeds from sale of treasury stock	-	-	240	1,431	(927)	-	504
Proceeds from excercise of stock options	3,750	37	-	-	3,150	-	3,187
Stock-based compensation	-	-	-	-	342,768	-	342,768
Balance, June 30, 2012	7,082,920	$70,829	(77,560)	$(410,993)	$26,132,951	$(10,202,720)	$15,590,067

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	June 30,
	2012	2011
Operating activities
Net loss from continuing operations	$(608,765)	$(2,104,887)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	713,524	502,438
Bad debt expense (recovery)	40,000	13,441
Stock-based compensation	342,768	285,243
Deferred income	(95,363)	(18,016)
Deferred lease liability	8,953	14,043
Changes in operating assets and liabilities:
Accounts receivable	(1,112,112)	(127,186)
Inventories	(538,991)	(796,851)
Prepaid expenses and other assets	190,068	234,711
Accounts payable and accrued expenses	(431,720)	1,003,609
Net cash used in operating activities	(1,491,638)	(993,455)

Investing activities
Acquisition of property, plant and equipment	(474,277)	(644,395)
Additional patents	-	94,964
Payments for assets acquisition (note 1)	(259,760)	(1,059,761)
Net cash used in investing activities	(734,037)	(1,609,192)

Financing activities
Payments of short-term borrowings	-	(177,679)
Principal payments on capital lease obligations	(14,274)	(13,102)
Proceeds from sale of treasury stock	504	-
Proceeds from excercise of stock options	3,187	-
Net cash used in financing activities	(10,583)	(190,781)

Cash flows from discontinued operations
Net cash used in operating activities	(97,628)	(1,345,007)
Net cash provided by investing activities	1,725,808	1,115,000
Net cash provided by/(used) in discontinued operations	1,628,180	(230,007)

Effect of exchange rate changes on cash	-	3,923
Net decrease in cash and cash equivalents	(608,078)	(3,019,512)
Cash and cash equivalents at beginning of period	6,881,093	9,900,605
Cash and cash equivalents at end of period	$6,273,015	$6,881,093

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$416	$5,774

Income taxes	$20,720	$48,188

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

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

Organization and Business

Misonix is a surgical device company that designs, manufactures and markets innovative therapeutic ultrasonic products worldwide for spine surgery, cranial maxillo – facial surgery, neurosurgery, wound debridement, cosmetic surgery, laparoscopic surgery and other surgical applications.

In fiscal 2012 and 2011, approximately 41% and 33%, respectively, of the Company's net sales were to foreign markets. Sales by the Company in other major industrial countries are made primarily through distributors.

Hearing Innovations is located in Farmingdale, New York and is a development company with patented HiSonic ultrasonic technology for the treatment of profound deafness and tinnitus.

	Twelve months ended June 30,
	2012	2011
United States	$9,297,719	$8,329,323
Australia	238,926	234,181
Europe	2,495,582	1,668,493
Asia	1,430,708	220,797
Canada and Mexico	499,162	228,704
South America	775,309	687,321
South Africa	425,084	564,286
Middle East	515,510	266,556
Other	-	173,368
	$15,678,000	$12,373,029

Discontinued Operations

	For the twelve months ended
	June 30,
	2012	2011
Revenues	$1,552,153	$2,067,032
Loss from discontinued operations, before tax	$(535,223)	$(1,429,359)
Gain on sale of discontinued operations	1,705,414	-
Income tax (expense)/benefit	(195,101)	-
Net income/(loss) from discontinued operations net of tax	$975,090	$(1,429,359)

Current assets of discontinued operations are comprised of accounts receivable of $208,282 and inventories of $648,813 at June 30, 2011. Long-term assets of discontinued operations are comprised entirely of property, plant and equipment at June 30, 2011. Current liabilities of discontinued operations are comprised entirely of accounts payable and accrued expenses at June 30, 2011.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

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

In accordance with the Asset Purchase Agreement with Mystaire, Misonix retained among other items, the existing accounts receivable, inventory, accounts payable and accrued expenses of the Laboratory and Forensic Safety Products business. After considering the proceeds received of $1,500,000 in cash, professional fees of $25,000 in connection with the sale and the net book value of the assets sold of $24,000, which wascomprised primarily of property and equipment, Misonix reported a gain on sale of $1,451,000 and recorded income taxes of $242,000 on the gain during the fiscal year ended June 30, 2012. The earn-out will not be factored into the gain on sale until it is earned by Misonix.

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

For the two years ended June 30, 2012 and June 30, 2011

The results of operations of the Laboratory and Forensic Safety Products business will be presented as discontinued operations for all periods presented as Misonix does not have any significant cash flow or continuing involvement in this business. Following the sale of the Laboratory and Forensic Safety Products business, the Company operates in one reportable segment, Medical Devices.

High Intensity Focused Ultrasound Technology

During the year ended June 30, 2012 the Company received $254,788 related to and earn-out from the May 2010 sale of its rights to the High Intensity focused Ultrasound (“HIFU”) technology to USHIFU, LLC (“USHIFU”), which has been recorded as a component of gain on the sale of discontinued operation during the period.

In consideration for the sale, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011, the payment will be the greater of (a) $250,000 or (b) 7% of gross revenues receivedup to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million.

Labcaire Systems

On August 4, 2009, the Company sold its Labcaire Systems, Ltd. ("Labcaire") subsidiary to PuriCore International Limited ("PuriCore Limited") for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million, payable in equal installments of $250,000 on the next four anniversaries of the closing. During the year ended June 30, 2011, the Company received the first installment. The note receivable was discounted over the four years using a 4% imputed interest rate. This rate was consistent with published discounts. The discounted value of the note ($900,000) was used to determine gain or loss on the sale and the remaining outstanding balance is included in other assets in the consolidated balance sheet, with the current portion reflected as a component of notes receivable. The Company was also to receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing ("AER") and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company was also to be subject to a maximum payment of $1 million. The aggregate commission was not recognized in determining the gain or loss on the sale of Labcaire until the commission was to be paid. As of June 30, 2011, there were no commissions paid. For the year ended June 30, 2010, the Company recorded a pre-tax loss on the sale of Labcaire of $295,879. Results of Labcaire operations have been reported as a discontinued operation for all periods presented.

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

On July 19, 2011, PuriCore Limited and the Company reached an agreement to settle the Lawsuit (the "Settlement"). The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc's obligation under the SPA to pay up to $1 million of the previously unrecorded, contingent commissions (as described above); (ii) pay PuriCore, Inc. ("PuriCore"), an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited's legal costs which had been accrued for as of June 30, 2011 and recorded as a component of loss from discontinued operations for the year ended June 30, 2011 and (iii) enter into a Product License and Distribution Agreement, dated as of July 19, 2011, with PuriCore (the "Distribution Agreement").

Pursuant to the Distribution Agreement, the Company has been granted the right to distribute PuriCore's Vashe®solution products in the United States, on a private label basis, as an irrigating solution for the treatment of human wound care in conjunction with therapeutic ultrasonic procedures (the "Field"). PuriCore has agreed, subject to modification, not to sell the products that are the subject of the Distribution Agreement (the "Licensed Products") to any other therapeutic ultrasound company for distribution in the Field in the United States ("Exclusivity"). The Company has agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties other than the Licensed Products so long as the Company has Exclusivity.

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

During the initial term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2 million in gross margin value to PuriCore for the Licensed Products (the "Minimum Payment"). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company's right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration has made a final determination that prohibits the sale of the licensed products for use in the Field. As of June 30, 2012, Misonix has incurred approximately $321,750 towards the Minimum Payment, leaving a Minimum Payment balance of $1,678,250. At the start of fiscal 2012, the discounted value of the note was $650,000. During fiscal 2012, Misonix has purchased $451,883 of Licensed Products from Puricore, which has been offset against the note, leaving a note receivable balance of $298,117.

The Company has the right to manufacture the Licensed Products if PuriCore is unable to meet certain performance standards and will pay PuriCore a royalty after the $2 million in gross margin value requirement has been satisfied if the Company is then manufacturing the Licensed Products.

During a renewal period, PuriCore may terminate the Distribution Agreement (i) if the Company fails to purchase the agreed upon volume target for such renewal period and does not cure such failure in accordance with the Distribution Agreement or (ii) upon twelve (12) months’ notice.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012and June 30, 2011

Reclassification

Certain prior period amounts in the accompanying financial statements and related notes have been reclassified to conform to the current period's presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains cash balances at various financial institutions. At June 30, 2012, these financial institutions held cash that was approximately $6,034,000 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

Included in sales from continuing operations are sales to Covidien Ltd. (“Covidien”) of $1,484,000 and $3,260,000, Aesculap, Inc. (“Aesculap”) of $1,533,000 and $859,000, and Mentor (a Johnson & Johnson Company) of $1,492,000 and $900,000 for the fiscal years ended June 30, 2012 and 2011, respectively. Total royalties from Covidien related to their sales of the Company's ultrasonic cutting product, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were approximately $488,000 and $550,000 during the fiscal years ended June 30, 2012 and 2011, respectively. Accounts receivable from Covidien were approximately $586,000 and $413,000, from Aesculap were approximately $532,000 and $6,300 and from Mentor were approximately $385,000 and $171,000 at June 30, 2012 and 2011, respectively. At June 30, 2012 and 2011, the Company's accounts receivable with customers outside the United States were approximately $700,000 and $674,000, respectively.

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

For the two years ended June 30, 2012 and June 30, 2011

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

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2012 and 2011.

Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful life over which cash flows will occur and determination of the Company’s weighted-average cost of capital. We primarily utilize a discontinued cash flow model in determining the fair value, which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2012 and 2011 in the respective fourth quarter. No impairment of goodwill was deemed to exist.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 For the two years ended June 30, 2012 and June 30, 2011

Intangible and Other Assets

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $561,507 and $548,016 at June 30, 2012 and 2011, respectively. Accumulated amortization totaled $479,517 and $420,359 at June 30, 2012 and 2011, respectively. Amortization expense for the years ended June 30, 2012 and 2011 was approximately $59,000 and $65,000, respectively.

On October 7, 2010, the Company, F-S and Aesculap entered into a Termination, Amendment and Buy-Back Agreement to Distributor Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, the parties agreed to terminate, as of October 15, 2010 (the "Termination Date"), (i) Misonix's remaining obligations under the Distributor Agreement dated November 1999 between Aesculap and F-S, as amended (the "Distributor Agreement"), and (ii) Aesculap's rights to sell procedure packs (the "Sale Rights") to the Sonastar Customers (as defined below). On the Termination Date, in consideration of the purchase and sale of (i) Aesculap's current service contracts ("Sonastar Contracts") for the products (the "Products") that are the subject of the Distributor Agreement, customer list and customers currently evaluating the Products all with respect to the sale and servicing of the Products (the "Customer List") and (ii) the Sale Rights, Misonix paid Aesculap $800,000. Misonix assumed all rights, responsibilities and obligations pursuant to and under the (i) Sonastar Contracts and Customer List and (ii) the Sale Rights, including, without limitation, the sale of accessory Products and servicing and training of the Products to the customers with Sonastar Contracts (the "Sonastar Customers"). Misonix also agreed to repurchase from Aesculap the current inventory of (i) new Products held by Aesculap at the price Aesculap paid for such Products and (ii) used Products held by Aesculap for demonstration and/or loaner purposes at prices equal to Aesculap's book-value as of July 31, 2010 for such Products. The purchase price for the current inventory acquired was $519,000. Aesculap also agreed to certain non-competition and non-solicitation restrictions for an eighteen (18) month period.

The Company has determined that the acquisition did not constitute a business combination in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, “Business Combinations.” Accordingly, it has been recorded as an asset acquisition with the aggregate cost of $1,319,000 assigned to the assets acquired based upon their relative fair values. The Company has allocated $259,000 of the cost to inventory, $260,000 of the cost to equipment which will be amortized over a three year period on a straight-line basis and $800,000 to customer relationships which will be amortized on a straight-line basis over a five year period.

Net customer relationships reported in intangible and other assets totaled $520,000 and $680,000 at June 30, 2012 and June 30, 2011, respectively. Accumulated amortization amounted to $280,000 and $120,000 at June 30, 2012 and June 30, 2011, respectively. Amortization expenses for the years ended June 30, 2012 and June 30, 2011 were $160,000 and $120,000, respectively.

The following is a schedule of estimated future amortization expense as of June 30, 2012:

		Customer
	Patents	Relationships
2013	$70,869	$160,000
2014	68,227	160,000
2015	62,664	160,000
2016	59,602	40,000
2017	58,661	-
Thereafter	241,484	-
	$561,507	$520,000

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 For the two years ended June 30, 2012 and June 30, 2011

Income (Loss) Per Share

Basic income (loss) per common share ("Basic EPS") is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share ("Diluted EPS") is computed by dividing income (loss) by the weighted average number of common shares and the dilutive common share equivalents and convertible securities then outstanding.

Excluded from the calculation of Diluted EPS are options to purchase 1,408,030 shares of common stock for the three months ended June 30, 2012. The excluded shares are any shares in which the average stock price for the quarter or year-to-date is less than the exercise price of the outstanding options in the period in which the Company has net income.

Diluted EPS for the twelve months ended June 30, 2012 and the twelve and the unaudited three months ended June 30, 2011 presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculations of Diluted EPS for the twelve months ended June 30, 2012 and twelve and the unaudited three months ended June 30, 2011 are outstanding options to purchase 1,820,930 and 1,795,415 shares, respectively.

MISONIX, INC. and Subsidiaries

 Notes to Consolidated Financial Statements

 For the two years ended June 30, 2012 and June 30, 2011

Comprehensive Income/(Loss)

Total comprehensive income/(loss) was $366,325 for the year ended June 30, 2012 and $(3,534,246) for the year ended June 30, 2011.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed in the period the advertising first takes place. The Company incurred approximately $105,000 and $56,000 in advertising costs during the years ended June 30, 2012 and 2011, respectively.

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

Shipping and Handling

Shipping and handling fees for the years ended June 30, 2012 and 2011 were approximately $53,000 and $30,000, respectively, and are reported as a component of net sales. Shipping and handling costs for the years ended June 30, 2012 and 2011 were approximately $92,000 and $79,000, respectively, and are reported as a component of selling expenses.

Stock-Based Compensation

The Company measures compensation cost for all share based payments at fair value and recognizes the cost over the vesting period.  The Company utilizes the straight line amortization method to recognize the expense associated with the awards with graded vesting terms.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, to modify goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the amended guidance, an entity must consider whether it is more likely than not that a goodwill impairment exists for reporting units with a zero or negative carrying amount. If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test in ASC 350-20-35 must be performed to measure the amount of goodwill impairment loss, if any. This standard was effective for goodwill impairment analysis for fiscal years and interim periods beginning after December 15, 2010, and became effective for our interim and annual reporting periods beginning July 1, 2011. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principlesand International Financial Reporting Standards. This guidance amends U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S.  GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The Company is evaluating the guidance and does not anticipate that adoption will have a material impact on the Company's consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards UpdateNo. 2011-08, Testing Goodwill for Impairment. Under the revised guidance, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the revised guidance and does not anticipate that adoption will have a material impact on the Company's consolidated financial statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

	June 30, 2012		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$6,273,015	$6,273,015	$6,881,093	$6,881,093
Trade accounts receivable	3,158,084	3,158,084	2,294,254	2,294,254
Trade accounts payable	1,507,695	1,507,695	1,336,558	1,336,558
Notes receivable – short term	198,117	198,117	210,000	210,000
Notes receivable – long term (included in other assets)	-	-	440,000	440,000

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

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

Note Receivable

The carrying amount of the note receivable approximates fair value because the discount rate is fair market value.

3. Inventories

Inventories are summarized as follows:

	June 30,	June 30,
	2012	2011
Raw material	$2,172,536	$1,845,667
Work-in-process	875,000	1,173,639
Finished goods	1,795,529	491,015
	4,843,065	3,510,321
Less valuation reserve	462,224	380,114
	$4,380,841	$3,130,207

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 For the two years ended June 30, 2012 and June 30, 2011

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2012	2011
Machinery and equipment	$1,807,649	$1,758,993
Furniture and fixtures	1,115,039	1,091,637
Automobiles	22,328	29,124
Leasehold improvements	443,233	438,245
Demonstration and consignment inventory	1,290,590	1,101,467
	4,678,839	4,419,466
Less: accumulated depreciation and amortization	(3,787,017)	(3,450,130)
	$891,822	$969,336

Depreciation and amortization of property, plant and equipment totaled approximately $494,000 and $329,000 for the years ended June 30, 2012 and 2011, respectively.

5. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,	June 30,
	2012	2011
Accrued payroll and vacation	$468,505	$465,272
Accrued bonuses	200,000	200,000
Accrued commissions	96,644	141,408
Accrued professional and legal fees	74,192	752,609
Accrued royalties	25,275	154,761
Deferred income	44,213	95,363
Other	166,103	159,665
	$1,074,932	$1,969,078

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

6. Leases

Misonix has entered into several noncancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2017. The principal building lease provides for a monthly rental amount of approximately $23,000. The Company also leases certain office equipment and automobiles under operating leases expiring through fiscal 2017.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at June 30, 2012:

Operating
Leases
2013	$321,537
2014	326,555
2015	331,291
2016	25,968
2017	16,639
Total minimum lease payments	$1,021,990

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $386,000 and $420,000 for the years ended June 30, 2012 and 2011, respectively.

7. Stock-Based Compensation Plans

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the "Committee") not to exceed 10 years. The Committee determines the vesting period for the Company's stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the years ended June 30, 2012 and 2011, the Company granted options to purchase 233,750 and 294,500 shares of the Company's common stock, respectively.

Compensation expense is recognized in the general and administrative expenses line item of the Company's statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2012 and 2011. As of June 30, 2012, there was approximately $698,820 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.5 years.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 For the two years ended June 30, 2012 and June 30, 2011

Cash received from the exercise of stock options for the years ended June 30, 2012 and 2011 was $3,187 and $0, respectively. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

The weighted average fair value at date of grant for options granted during the years ended June 30, 2012 and 2011 was $1.75 and $1.61 per share, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2012	2011
Risk-free interest rates	3.4%	4.1%
Expected option life in years	6.5	6.5
Expected stock price volatility	75.44%	77.88%
Expected dividend yield	0%	0%

The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The expected option term is based upon the number of years the company estimates the option will be outstanding. The expected dividend yield is based upon historical and projected dividends. The Company estimates volatility based upon historical price changes of the Company’s stock over a period equal to that of the expected life of the option.

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of common stock. At June 30, 2012, options to purchase 41,000 shares were outstanding at exercise prices ranging from $5.18 to $7.60 per share with a vesting period of immediate to three years under the 1996 Plan and options to acquire 135,000 shares were outstanding at exercise prices ranging from $3.21 to $7.60 per share with a vesting period of immediate to three years under the 1996 Directors Plan. At June 30, 2012, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued).  There are no shares available for future grants. At June 30, 2012, options to purchase 808,500 shares under the 1996 Directors Plan have been exercised and options to purchase 115,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of common stock. At June 30, 2012, options to purchase 14,750 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2012, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2012, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of common stock. At June 30, 2012, options to purchase 667,880 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $8.00 per share with a vesting period of one to four years. At June 30, 2012, options to purchase 128,306 shares under the 2001 Plan have been exercised and options to purchase 455,075 shares under the 2001 Plan have been forfeited (of which 251,406 options have been reissued). At June 30, 2012, there were no shares available for future grants.

In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of common stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of common stock. At June 30, 2012, there were options to purchase 495,550 shares outstanding under the 2005 Plan at exercise prices ranging from $.85 to $4.98 per share with a vesting period of four years. At June 30, 2012, there were 3,750 options exercised under the 2005 Plan and options to purchase 36,500 shares have been forfeited (of which 35,800 options have been reissued). At June 30, 2012, 700 shares were available for future grants under the 2005 Plan. At June 30, 2012, options to purchase 195,000 shares were outstanding under the 2005 Directors Plan at exercise prices ranging from $2.41 to $5.42 with a vesting period over three years. At June 30, 2012, there were no options exercised and 5,000 shares were available for future grants under the 2005 Directors Plan.

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of common stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of common stock. At June 30, 2012 there were options to purchase 241,750 shares outstanding under the 2009 Plan at exercise prices ranging from $1.80 to $2.19 per share with a vesting period of four years.  At June 30, 2012, there were no options exercised and options to purchase 500 shares were forfeited under the 2009 Plan.  At June 30, 2012, there were 258,250 shares available for future grants under the 2009 Plan.  At June 30, 2012 there were options to purchase 30,000 shares outstanding under the 2009 Directors Plan at an exercise price of $2.41 per share with a vesting period of four years.  At June 30, 2012 there were no options exercised or forfeited under the 2009 Directors Plan.  At June 30, 2012, there were 170,000 shares available for future grants under the 2009 Directors Plan.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

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

The following table summarizes information about stock option activity during 2012 and 2011:

	Options
			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	Years	Value
Outstanding as of June 30, 2011	1,795,415	$4.06
Granted	233,750	2.19
Exercised	(3,750)	.85
Forfeited	(1,000)	2.13
Expired	(203,485)	6.07
Outstanding as of June 30, 2012	1,820,930	$3.60	5.7	$241,414
Vested and exercisable at June 30, 2012	1,243,868	$4.30	4.7	$96,426

Outstanding as of June 30, 2010	1,848,510	$4.99
Granted	294,500	1.97
Exercised	—	—
Forfeited	(2,145)	1.94
Expired	(345,450)	7.29
Outstanding as of June 30, 2011	1,795,415	$4.06	5.7	$300,925
Vested and exercisable at June 30, 2011	1,241,028	$4.92	4.1	$68,407

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

The following table summarizes information about stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Price	Number	(Yrs)	Price	Number	Price
$0.85 – 2.66	943,450	7.6	$2.13	366,388	$2.17
$3.21 – 4.99	322,750	3.9	$4.37	322,750	$4.37
$5.10 – 8.00	554,730	2.9	$5.66	554,730	$5.66
	1,820,930	5.7	$3.60	1,243,868	$4.30

As of June 30, 2012 and 2011, 1,820,930 and 1,795,415 shares are reserved for issuance under outstanding options and 433,950 and 666,700 shares are reserved for the granting of additional options, respectively.  All outstanding options expire between September 2012 and September 2021 and vest over periods of up to four years.

8. Commitments and Contingencies

Employment Agreement

On June 30, 2012, the Employment Agreement, dated July 13, 2009, as amended (as so amended, the “2009 Agreement”), by and between Michael A. McManus, Jr. and the Company expired pursuant to a timely notice of non-renewal delivered to the Company by Mr. McManus. Pursuant to the 2009 Agreement, Mr. McManus was employed by the Company as its President and Chief Executive Officer.

On September 11, 2012, the Company entered into a new Employment Agreement with Michael A. McManus, Jr., whereby he will continue to serve as the Company’s President and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement, effective as of July 1, 2012, has an initial term expiring June 30, 2013 and renews for successive one-year periods thereafter unless terminated by either party not less than ninety (90) days prior to the end of the then-current term. The Employment Agreement provides for an annual base salary of $283,250, a company-provided automobile and an annual bonus based on Mr. McManus’ achievement of annual goals and objectives as determined by the Compensation Committee of the Board.

Mr. McManus is entitled under the Employment Agreement to participate in any plans and programs made available to the executive employees of the Company generally.

The Company can terminate the Employment Agreement for cause (as defined in the Employment Agreement). Mr. McManus can terminate the Employment Agreement for good reason (as defined in the Employment Agreement). If Mr. McManus terminates the Employment Agreement for good reason, the Company must pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid him at any time during the aggregate time he has been employed by the Company, payable in a lump sum within sixty (60) days of termination of employment.

Mr. McManus is entitled to severance pay and benefits if he terminates his employment with the Company following a Change in Control (as defined in the Employment Agreement), to provide him with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes shareholder value. Severance pay and benefits are triggered upon (i) his Involuntary Termination without Cause (as defined in the Employment Agreement) for a reason other than death or Disability (as defined in the Employment Agreement) or (ii) as a result of a Constructive Termination (as defined in the Employment Agreement) which in either case occurs: (x) during the period not to exceed twenty-four (24) months after the effective date of a Change in Control, or (y) before the effective date of a Change in Control, but after the first date on which the Board and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of a Change in Control.

In the event that pay and benefits are triggered, Mr. McManus (A) is entitled to receive severance pay in an amount equal to two (2) times the sum of (a) his annual base pay and (b) bonus at the highest rate paid him for any fiscal year during the aggregate period of his employment by the Company, payable in cash in a lump sum; and the payment of premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months; (B) has the right, for a period of (i) ninety (90) days for stock options granted under any of the Company’s Employee Stock Option Plans adopted prior to 2005 and (ii) two (2) years for stock options granted under the Company’s 2005 Employee Equity Incentive Plan, 2009 Employee Equity Incentive Plan and any Plan adopted after the effective date of the Agreement following his Termination Date (as defined in the Agreement), to exercise the options to the extent such options are otherwise vested and exercisable as of the Termination Date under the terms of the applicable stock option agreement(s) and Plan(s); and (C) will vest in all unvested stock option grants with respect to options granted after July 1, 2012.

The Company and Mr. McManus have entered into two letter agreements providing for the exercise of vested options by Mr. McManus (i) for a ninety (90) day period after his retirement with respect to stock options granted under certain of the Company’s stock option plans and (ii) for two (2) years after Mr. McManus terminates his employment with the Company in the event of a Change-in-Control (as defined in the applicable stock option plans) and he is eligible for the severance benefits provided for by the Employment Agreement.

Purchase Commitments

As of June 30, 2012 and 2011,the Company had inventory related purchase commitments totaling approximately $3,447,250 and $2,528,000, respectively.

Contingencies

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation.   Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or result of operations. Nevertheless, litigation is subject to inherent uncertainties and an unfavorable ruling could occur.  An unfavorable ruling could include money damages and in such event, could result in a material adverse impact on the Company’s results of operations in the year in which the ruling occurs.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

10. Income Taxes

Open tax years related to federal and state income tax filings are for the years ended June 30, 2009, 2010, 2011 and 2012. The Company files state tax returns in New York and Colorado. The Company's foreign subsidiaries, Misonix Ltd. and Misonix Urology Services Limited (formerly, UKHIFU Limited) filed tax returns in the United Kingdom. In general, open years related to the United Kingdom for filing are June 30, 2010, 2011, and 2012. As of June 30, 2012 and 2011, the Company has no material unrecognized tax benefits and no accrued interest and penalties.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2012	2011
Deferred tax liabilities:
Depreciation and amortization	$(237,291)	$(169,095)
Total deferred tax liabilities	(237,291)	(169,095)

Deferred tax assets:
Bad debt reserves	36,535	23,120
Accruals and allowances	13,506	13,732
Inventory valuation	286,527	276,453
License fee income	55,653	72,090

Stock-based compensation	225,823	229,607
Deferred gain — HIFU and Labcaire	211,263	198,145
Tax credits	475,386	424,664
Net operating loss carry forwards	4,745,221	4,608,441
Capital loss carryover	-	387,112
Other	5,993	8,468
Total deferred tax assets	6,055,907	6,241,832
Valuation allowance	(5,818,616)	(6,072,737)
Net deferred tax asset	$-	$-

Recorded as:
Current deferred tax asset	$-	$-
Non-current deferred tax liability, net	-	-
	$-	$-

As of June 30, 2012, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies. Based on these considerations, management concluded that it is more likely than not that its deferred tax assets will not be fully realized. The reduction in the valuation allowance is primarily due to the gain from the sale of discontinued operations.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

As of June 30, 2012, the Company had approximately $12,000,000 U.S. federal net operating loss carryforwards which expire in tax years between 2026 and 2031.  Of the net operating loss carryforwards, approximately $3,900,000 is subject to the separate return loss rules under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has approximately $397,000 of research and development tax credit carryforwards which expire in the tax years between 2026 and 2031.  In addition, the Company has approximately $78,000 of alternative minimum tax credit which has an indefinite carryforward period.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year ended June 30,
	2012	2011
Current:
Federal	$(181,016)	$33,100
State	(13,766)	31,116
Total current	(194,782)	64,216

Deferred:
State	-	-
Total deferred	-	-
	$(194,782)	$64,216

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2012	2011
Tax at federal statutory rates	$(273,206)	$(799,394)
State income taxes, net of federal benefit	(9,086)	20,519
Research credit	(50,722)	(168,495)
Capital loss	-	(375,323)
Stock-based compensation	116,541	80,320
Rate change	24,093	-
Valuation allowance	(21,306)	1,295,045
Travel and entertainment	22,099	15,084
Other	(3,195)	(3,540)
	$(194,782)	$64,216

11. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement (the "USS License") with United States Surgical (now, Covidien) for a twenty-year period, covering the further development and commercial exploitation of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery.

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $488,000 and $550,000 for the fiscal years ended June 30, 2012 and 2011, respectively.

12. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Code for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $17,000 or $22,500 if the employee was over 50 years of age for the year ended June 30, 2012. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $41,964 and $42,186 for the years ended June 30, 2012 and 2011, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

13. Quarterly Results (unaudited)

	FISCAL 2012
	Q1	Q2	Q3	Q4	YEAR
Net sales	$3,217,199	$3,550,535	$3,609,746	$5,300,520	$15,678,000
Cost of goods sold	1,453,407	1,281,561	1,491,225	2,240,933	6,467,126
Gross profit	1,763,792	2,268,974	2,118,521	3,059,587	9,210,874

Operating expenses:
Selling expenses	1,180,252	1,194,045	1,245,782	1,411,752	5,031,831
General and administrative expenses	1,167,820	1,082,385	1,024,029	1,102,320	4,376,554
Research and development expenses	309,974	303,702	333,308	345,241	1,292,225
Total operating expenses	2,658,046	2,580,132	2,603,119	2,859,313	10,700,610
Loss from operations	(894,254)	(311,158)	(484,598)	200,274	(1,489,736)

Other income(expense):
Interest income	19	139	248	51	457
Interest expense	(212)	(151)	(72)	-	(435)
Royalty income and license fees	138,135	188,372	135,794	156,996	619,297
Royalty( expense)/recovery	(28,570)	149,846	(8,659)	(16,617)	96,000
Other	(14,144)	(6,335)	(4,989)	(3,662)	(29,130)
Total other income	95,228	331,871	122,322	136,768	686,189

(Loss)/income from continuing operations before income taxes	(799,026)	20,713	(362,276)	337,042	(803,547)

Income tax expense/(benefit)	4,960	(207,233)	(85,862)	93,353	(194,782)

Net (loss)/income from continuing operations	$(803,986)	$227,946	$(276,414)	$243,689	$(608,765)

Discontinued operations:

Net (loss)/income from discontinued operations net of income tax expense/benefit of $0, $401,751, $(21,314) and $(185,336)	(79,956)	792,133	61,789	201,124	975,090
Net (loss)/income from discontinued operations	(79,956)	792,133	61,789	201,124	975,090

Net (loss)/income	$(883,942)	$1,020,079	$(214,625)	$444,813	$366,325

Net (loss)/income per share from continuing operations - Basic	$(0.11)	$0.03	$(0.04)	$0.03	$(0.09)

Net (loss)/income per share from discontinued operations - Basic	(0.02)	0.11	0.01	0.03	0.14

Net (loss)/income per share - Basic	$(0.13)	$0.15	$(0.03)	$0.06	$0.05

Net (loss)/income per share from continuing operations - Diluted	$(0.11)	$0.03	$(0.04)	$0.03	$(0.09)

Net (loss)/income per share from discontinued operations - Diluted	(0.02)	0.11	0.01	0.03	0.14

Net (loss)/income per share - Diluted	$(0.13)	$0.15	$(0.03)	$0.06	$0.05

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the two years ended June 30, 2012 and June 30, 2011

	FISCAL 2011
	Q1	Q2	Q3	Q4	YEAR
Net sales	$2,692,268	$2,762,556	$3,152,771	$3,765,434	$12,373,029
Cost of goods sold	1,219,697	1,039,307	1,396,200	1,631,442	5,286,646
Gross profit	1,472,571	1,723,249	1,756,571	2,133,992	7,086,383

Operating expenses:
Selling expenses	820,514	907,693	972,174	1,185,403	3,885,784
General and administrative expenses	1,217,805	1,109,482	1,007,051	1,165,183	4,499,521
Research and development expenses	381,277	352,161	362,295	335,894	1,431,627
Total operating expenses	2,419,596	2,369,336	2,341,520	2,686,480	9,816,932
Loss from operations	(947,025)	(646,087)	(584,949)	(552,488)	(2,730,549)

Other income(expense):
Interest income	50	25	18	37	130
Interest expense	(3,641)	(1,438)	(415)	(280)	(5,774)
Royalty income and license fees	179,115	172,587	135,920	153,866	641,488
Royalty expense	(19,343)	(20,916)	(11,065)	(28,553)	(79,877)
Other	45,409	(5,576)	106,963	(12,885)	133,911
Total other income	201,590	144,682	231,421	112,185	689,878

Loss from continuing operations before income taxes	(745,435)	(501,405)	(353,528)	(440,303)	(2,040,671)

Income tax expense	38,100	4,000	4,000	18,116	64,216

Net loss income from continuing operations	$(783,535)	$(505,405)	$(357,528)	$(458,419)	$(2,104,887)

Discontinued operations:

Net loss from discontinued operations net of income tax expense (benefit) of $0, $0, $0 and $0	(234,311)	(30,761)	(173,950)	(990,337)	(1,429,359)
Net loss from discontinued operations	(234,311)	(30,761)	(173,950)	(990,337)	(1,429,359)

Net loss	$(1,017,846)	$(536,166)	$(531,478)	$(1,448,756)	$(3,534,246)

Net loss per share from continuing operations - Basic	$(0.11)	$(0.08)	$(0.05)	$(0.07)	$(0.30)

Net loss per share from discontinued operations - Basic	(0.04)	-	(0.03)	(0.14)	(0.20)

Net loss per share - Basic	$(0.15)	$(0.08)	$(0.08)	$(0.21)	$(0.50)

Net loss per share from continuing operations - Diluted	$(0.11)	$(0.08)	$(0.05)	$(0.07)	$(0.30)

Net loss per share from discontinued operations - Diluted	(0.04)	-	(0.03)	(0.14)	(0.20)

Net loss per share - Diluted	$(0.15)	$(0.08)	$(0.08)	$(0.21)	$(0.50)

MISONIX, INC. and Subsidiaries

Valuation and Qualifying Accounts

 For the years ended June 30, 2012 and June 30, 2011

Schedule II

		Column C
	Column B	Additions		Column E
	Balance at	Charged		Balance at
Column A	Beginning	to cost and	Column D	end of
Description	of period	expenses	(Deductions)	period

Allowance for doubtful accounts:
Year ended June 30:

2012	$115,739	$40,000	$0	$155,739

2011	$123,346	$13,441	$(21,048)	$115,739

(A)	Reduction in allowance for doubtful accounts due to write off of certain accounts receivable balances.

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.