Form 10-Q
period 2012-09-30
MISONIX INC
filed 2012-11-06
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	November 6, 2012
Common Stock, $.01 par value	7,010,110

MISONIX, INC.

INDEX

Page
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012	3

Consolidated Statements of Operations Three months ended September 30, 2012 and 2011 (Unaudited)	4

Consolidated Statement of Stockholders' Equity Three months ended September 30, 2012 (Unaudited)	5

Consolidated Statements of Cash Flows Three months ended September 30, 2012 and 2011 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

Part II — OTHER INFORMATION

Item 1A. Risk Factors	17

Item 6. Exhibits	17

Signatures	18

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	September 30,	June 30,
	2012	2012
	(Unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$6,662,667	$6,273,015
Accounts receivable, less allowance for doubtful accounts of $169,641 and $155,739, respectively	2,612,171	3,158,084
Inventories, net	4,211,382	4,380,841
Prepaid expenses and other current assets	223,928	306,691
Note receivable	74,867	198,117
Total current assets	13,785,015	14,316,748

Property, plant and equipment, net	809,231	891,822
Goodwill	1,701,094	1,701,094
Intangible and other assets	1,342,584	1,403,173
Total assets	$17,637,924	$18,312,837

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	925,684	1,507,695
Accrued expenses and other current liabilities	849,101	1,074,932
Total current liabilities	1,774,785	2,582,627

Deferred lease liability	23,199	22,996
Deferred income	106,094	117,147
Total liabilities	1,904,078	2,722,770
Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,082,920 shares issued and 7,005,360 shares outstanding	70,829	70,829
Additional paid-in capital	26,231,896	26,132,951
Accululated deficit	(10,157,886)	(10,202,720)
Treasury stock, at cost, 77,560 shares	(410,993)	(410,993)
Total stockholders' equity	15,733,846	15,590,067
Total liabilities and stockholders' equity	$17,637,924	$18,312,837

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	September 30,
	2012	2011

Net sales	$4,570,525	$3,217,199
Cost of goods sold	1,843,899	1,453,407
Gross profit	2,726,626	1,763,792

Operating expenses:
Selling expenses	1,458,564	1,180,252
General and administrative expenses	1,042,332	1,167,820
Research and development expenses	397,131	309,974
Total operating expenses	2,898,027	2,658,046
Loss from operations	(171,401)	(894,254)

Other income (expense):
Interest income	13	19
Interest expense	-	(212)
Royalty income and license fees	222,679	138,135
Royalty expense	(3,698)	(28,570)
Other	(7,577)	(14,144)
Total other income	211,417	95,228

Income/(loss) from continuing operations before income taxes	40,016	(799,026)

Income tax expense	1,500	4,960

Net income/(loss) from continuing operations	38,516	(803,986)
Discontinued operations:
Income/(loss) from discontinued operations net of tax of $0 and $0, respectively	6,318	(79,956)
Net income/(loss) from discontinued operations	6,318	(79,956)
Net income/(loss)	$44,834	$(883,942)

Net income/(loss) per share from continuing operations - Basic	$0.01	$(0.12)
Net income/(loss) per share from discontinued operations - Basic	0.00	(0.01)
Net income/(loss) per share - Basic	$0.01	$(0.13)

Net income/(loss) per share from continuing operations - Diluted	$0.01	$(0.12)
Net income/(loss) per share from discontinued operations - Diluted	0.00	(0.01)
Net income/(loss) per share - Diluted	$0.01	$(0.13)

Weighted average shares - Basic	7,005,360	7,001,370
Weighted average shares - Diluted	7,297,690	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

For the three months ended September 30, 2012

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2012	7,082,920	$70,829	(77,560)	$(410,993)	$26,132,951	$(10,202,720)	$15,590,067
Net income/comprehensive income	-	-	-	-	-	44,834	44,834
Stock-based compensation	-	-	-	-	98,945	-	98,945
Balance, September 30, 2012	7,082,920	$70,829	(77,560)	$(410,993)	$26,231,896	$(10,157,886)	$15,733,846

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the years ended
	September 30,
	2012	2011
Operating activities
Net income/(loss) from continuing operations	$38,516	$(803,986)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	182,328	169,916
Bad debt expense	13,902	15,000
Stock-based compensation	98,945	82,245
Deferred income	(11,053)	(34,774)
Deferred lease liability	203	2,238
Changes in operating assets and liabilities:
Accounts receivable	532,011	276,032
Inventories	292,709	149,981
Prepaid expenses and other assets	102,749	135,700
Accounts payable and accrued expenses	(807,842)	(118,469)
Net cash provided by/(used in) operating activities	442,468	(126,117)

Investing activities
Acquisition of property, plant and equipment	(41,629)	(193,440)
Additional patents	(17,505)	(16,894)
Payments for assets acquisition	-	(129,880)
Net cash used in investing activities	(59,134)	(340,214)

Financing activities
Principal payments on capital lease obligations	-	(3,800)
Net cash used in financing activities	-	(3,800)

Cash flows from discontinued operations
Net cash used in operating activities	6,318	(204,107)
Net cash provided by/(used) in discontinued operations	6,318	(204,107)

Net increase/(decrease) in cash and cash equivalents	389,652	(674,238)
Cash and cash equivalents at beginning of period	6,273,015	6,881,093
Cash and cash equivalents at end of period	$6,662,667	$6,206,855

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$212

Income taxes	$5,935	$5,903

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012 ("2012 Annual Report"). A summary of the Company's significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company's 2012 Annual Report. There have been no changes in the Company's significant accounting policies subsequent to June 30, 2012.

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

The consolidated financial statements of MISONIX, INC. ("Misonix" or the "Company") include the accounts of Misonix and its 100% owned subsidiaries, Fibra-Sonics (NY) Inc. and Hearing Innovations, Inc. All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix is a surgical device company that designs, manufactures and markets innovative therapeutic ultrasonic products worldwide for spine surgery, skull-based surgery, neurosurgery, wound debridement, cosmetic surgery, laparoscopic surgery and other surgical applications.

The Company’s revenues are generated from various regions. Sales by the Company in major industrial countries are made primarily through distributors. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended September 30,
	2012	2011
United States	$2,449,610	$1,877,712
Australia	139,900	18,185
Europe	761,911	828,089
Asia	422,227	38,606
Canada and Mexico	226,060	188,141
South America	297,926	74,795
South Africa	206,683	60,386
Middle East	66,208	131,285
	$4,570,525	$3,217,199

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

In accordance with the Asset Purchase Agreement with Mystaire, Misonix retained, among other items, the existing accounts receivable, inventory, accounts payable and accrued expenses of the Laboratory and Forensic Safety Products business. After considering the proceeds received of $1,500,000 in cash, professional fees of $25,000 in connection with the sale and the net book value of the assets sold of $24,000, which was comprised primarily of property and equipment, Misonix reported a gain on sale of $1,451,000 and recorded income taxes of $242,000 on the gain during the fiscal year ended June 30, 2012. The earn-out will not be factored into the gain on sale until it is earned by Misonix.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

The results of operations of the Laboratory and Forensic Safety Products business have been presented as discontinued operations for all periods presented as Misonix does not have any significant cash flow or continuing involvement in this business. Following the sale of the Laboratory and Forensic Safety Products business, the Company operates in one reportable segment, Medical Devices.

Labcaire Systems

On August 4, 2009, the Company sold its Labcaire Systems, Ltd. ("Labcaire") subsidiary to PuriCore International Limited ("PuriCore Limited") for a total purchase price of up to $5.6 million. The Company received $3.6 million at closing and a promissory note in the principal amount of $1 million. The Company was also to receive a commission paid on sales for the period commencing on the date of closing and ending on December 31, 2013 of 8% of the pass through Automated Endoscope Reprocessing ("AER") and Drying Cabinet products, and 5% of license fees from any chemical licenses marketed by Labcaire directly associated with sale of AERs, specifically for the disinfection of the endoscope. The aggregate commission payable to the Company was also to be subject to a maximum payment of $1,000,000.

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

On July 19, 2011, PuriCore Limited and the Company reached an agreement to settle the Lawsuit (the "Settlement"). The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc's obligation under the SPA to pay up to $1,000,000 of the previously unrecorded, contingent commissions (as described above); (ii) pay PuriCore, Inc. ("PuriCore"), an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited's legal costs which had been accrued for as of June 30, 2011 and (iii) enter into a Product License and Distribution Agreement, dated as of July 19, 2011, with PuriCore (the "Distribution Agreement").

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

During the initial three year term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the "Minimum Payment"). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company's right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration has made a final determination that prohibits the sale of the licensed products for use in the Field. As of September 30, 2012, Misonix incurred approximately $495,000 towards the minimum payment, leaving a minimum payment balance of $1,505,000. At the start of fiscal 2013, the value of the note was $298,117. During fiscal 2013, Misonix purchased $173,250 of Licensed Products from Puricore, which has been offset against the note, leaving a note receivable balance of $124,867.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Total payments through September 30, 2012 were $254,788. There were no payments received during the fiscal quarter ended September 30, 2012.

Results of Discontinued Operations

	For the three months ended
	September 30,
	2012	2011
Revenues	$4,975	$521,957
Income/(loss) from discontinued operations, before tax	$6,318	$(79,956)
Net income/(loss) from discontinued operations net of tax	$6,318	$(79,956)

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

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the three months ended
	September 30,
	2012	2011
Basic shares	7,005,360	7,001,370
Dilutive effect of stock options	292,330	—
Diluted shares	7,297,690	7,001,370

Excluded from the calculation of diluted EPS are options to purchase 690,780 shares of common stock for the three months ended September 30, 2012. The excluded shares are any shares for which the average stock price for the quarter or year-to-date is less than the exercise price of the outstanding options in the period in which the Company has net income.

Diluted EPS for the three months ended September 30, 2011 presented is the same as basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive due to the reported net loss. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 2,029,165 shares of common stock for the three months ended September 30, 2011.

3. Comprehensive Income/(Loss)

Total comprehensive income/(loss) was $44,834 for three months ended September 30, 2012 and a loss of $883,942 for the three months ended September 30, 2011, respectively. There are no components of comprehensive income/(loss) other than net income/(loss) for all periods presented.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the "Committee")) not to exceed 10 years. The Committee determines the vesting period for the Company's stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the three month periods ended September 30, 2012 and 2011, the Company granted options to purchase 261,200 and 233,750 shares of the Company's common stock, respectively.

Stock-based compensation expense for the three month periods ended September 30, 2012 and 2011 was approximately $99,000 and $82,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company's statements of operations on a straight-line basis over the vesting periods. As of September 30, 2012, there was approximately $1,200,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.1 years.

There was no cash received from the exercise of stock options for three month periods ended September 30, 2012 and 2011. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

The fair values of the options granted during the periods ended September 30, 2012 and 2011 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the three months
	ended
	September 30,
	2012	2011
Risk-free interest rate	2.5%	3.4%
Expected option life in years	6.5	6.5
Expected stock price volatility	74.7%	75.4%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$2.33	$1.75

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

Changes in outstanding stock options during the three months ended September 30, 2012 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(years)	Value (a)
Outstanding as of June 30, 2012	1,820,930	3.60
Granted	261,200	2.96
Forfeited	(6,750)	1.95
Expired	(201,700)	5.10
Outstanding as of September 30, 2012	1,873,680	3.36	6.0	$2,453,272
Exercisable and vested at September 30, 2012	1,206,993	3.86	5.0	$1,215,109
Available for grant at September 30, 2012	178,500

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2012 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the three months ended September 30, 2012, the Company recorded an income tax expense of $1,500 which consisted of state taxes. For the three months ended September 30, 2011, the Company recorded an income tax expense of $4,960 which primarily consisted of state taxes.

The Company’s effective tax rate on continuing operations for the three months ended September 30, 2012 and September 30, 2011 was 3.7% and (.6%), respectively. For the three months ended September 30, 2012 and September 30, 2011 the effective rate on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company established a valuation against the deferred tax asset in prior years when management concluded that it is more likely than not that the deferred tax asset may not be fully realized. Management’s deferred tax asset assessment is unchanged as of September 30, 2012.

As of September 30, 2012 and September 30, 2011, the Company has no material unrecognized tax benefits and accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	September 30,	June 30,
	2012	2012
Raw material	$1,926,062	$2,172,536
Work-in-process	1,034,682	875,000
Finished goods	1,774,893	1,795,529
	4,735,637	4,843,065
Less valuation reserve	524,255	462,224
	$4,211,382	$4,380,841

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2012	2012
Accrued payroll and vacation	$404,974	$468,505
Accrued bonuses	75,000	200,000
Accrued commissions	111,773	96,644
Accrued professional and legal fees	41,194	74,192
Accrued royalties	3,698	25,275
Deferred income	44,213	44,213
Other	168,249	166,103
	$849,101	$1,074,932

8. Commitments and Contingencies

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation.   Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or result of operations.  Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on the Company’s results of operations in the period in which the ruling occurs.

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2012 and June 30, 2012:

September 30, 2012	Carrying Amount	Fair Value
Cash and cash equivalents	$6,662,667	$6,662,667
Trade accounts receivable	2,612,171	2,612,171
Trade accounts payable	925,684	925,684
Note receivable – short term	74,867	74,867

June 30, 2012	Carrying Amount	Fair Value
Cash and cash equivalents	$6,273,015	$6,273,015
Trade accounts receivable	3,158,084	3,158,084
Trade accounts payable	1,507,695	1,507,695
Note receivable – short term	198,117	198,117

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 30, 2012 and for the three months then ended, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. There were no indicators that the recorded goodwill was impaired as of September 30, 2012 which required further testing.

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $560,904 and $561,507 at September 30, 2012 and June 30, 2012, respectively. Accumulated amortization totaled $497,625 and $479,517 at September 30, 2012 and June 30, 2012, respectively. Amortization expense for the three month periods ending September 30, 2012 and September 30, 2011 was approximately $18,000 and $16,000, respectively.

Net customer relationships reported in intangible and other assets totaled $480,000 and $520,000 at September 30, 2012 and June 30, 2012, respectively. Accumulated amortization amounted to $320,000 at September 30, 2012 and $280,000 at June 30, 2012, respectively.  Amortization expense for the three months ended September 30, 2012 and September 30, 2011 was $40,000 and $40,000, respectively. Customer relationships will be amortized on a straight-line basis over a five year period.

The following is a schedule of estimated future amortization expense as of September 30, 2012:

Fiscal year ended,		Customer
June 30,	Patents	Relationships
2013	$54,083	$120,000
2014	69,723	160,000
2015	64,160	160,000
2016	61,098	40,000
2017	60,157	-
Thereafter	251,683	-
	$560,904	$480,000

11. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S.  GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB amended Accounting Standard Codification 220, Comprehensive Income.  The amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in one continuous statement or in two separate but consecutive statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us is July 1, 2012, with full retrospective application required. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as "Misonix", "we", "our", and "us", should be read in conjunction with the accompanying unaudited financial statements included in Item 1. "Financial Statements" of this Report and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on September 20, 2012, for the fiscal year ended June 30, 2012 ("2012 Form 10-K"). Item 7 of the 2012 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 30, 2012.

Forward Looking Statements

This Report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this Report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in the performance of contracts or in conducting other activities, product mix in sales, future economic, competitive and market conditions, and the outcome of legal proceedings as well as management business decisions.

Three months ended September 30, 2012 and 2011.

Net sales: Net sales increased $1,353,326 to $4,570,525 for the three months ended September 30, 2012 from $3,217,199 for the three months ended September 30, 2011. The increase in sales was primarily attributable to sales of the Company's BoneScalpel™ products.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012	2011	Variance
BoneScalpel	$2,101,161	$655,686	$1,445,475
SonicOne	500,886	254,387	246,499
SonaStar	1,572,678	1,296,842	275,836
Other	395,800	1,010,284	(614,484)
	$4,570,525	$3,217,199	$1,353,326

	Three months ended September 30,
	2012	2011
United States	$2,449,610	$1,877,712
Australia	139,900	18,185
Europe	761,911	828,089
Asia	422,227	38,606
Canada and Mexico	226,060	188,141
South America	297,926	74,795
South Africa	206,683	60,386
Middle East	66,208	131,285
	$4,570,525	$3,217,199

Gross profit: Gross profit increased to 59.7% for the three months ended September 30, 2012 from 54.8% for the three months ended September 30, 2011 due to higher margin sales of the Company’s BoneScalpel products and lower sales of the low margin Autosonix products.

Selling expenses: Selling expenses increased $278,312 to $1,458,564 for the three months ended September 30, 2012 from $1,180,252 for the three months ended September 30, 2011.  Selling expenses increased due to higher personnel costs of $188,540 and higher commission expenses of $86,470.

General and administrative expenses: General and administrative expenses decreased $125,488 to $1,042,332 for the three months ended September 30, 2012 from $1,167,820 for the three months ended September 30, 2011. The decrease in expenses is related to lower legal expenses of $77,221 and lower employee expenses of $69,386, partially offset by higher consulting fees of $9,243 and higher employment fees of $9,314.

Research and development expenses: Research and development expenses increased $87,157 to $397,131 for the three months ended September 30, 2012 from $309,974 for the three months ended September 30, 2011. The increase is due to higher salary expenses of $51,782 and higher product development costs of $34,690.

Other income (expense): Other income for the three months ended September 30, 2012 was $211,417 as compared to $95,228 for the three months ended September 30, 2011. The increase in other income is related to higher royalty income of $85,544 and lower royalty expense of $24,872.

Income taxes: In the first quarter of fiscal 2013, the Company’s continuing operations effective tax rate was 3.7% as compared to (.6%) in the first quarter of fiscal 2012. The Company estimates its financial statement effective tax rate for the full year to be approximately 1%. The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Discontinued Operations

See Note 1 of the notes to consolidated financial statements included in Part 1, Item 1 for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended
	September 30,
	2012	2011
Revenues	$4,975	$521,957
Income/(loss) from discontinued operations, before tax	$6,318	$(79,956)
Net income/(loss) from discontinued operations net of tax	$6,318	$(79,956)

Liquidity and Capital Resources

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, and divestiture of current business lines as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.

Working capital at September 30, 2012 and June 30, 2012 was $12,010,000 and $11,734,000, respectively. For the three months ended September 30, 2012, cash provided by operations totaled $442,000, primarily due to lower inventory of $293,000, lower prepaid expenses of $103,000 and income from operations of $39,000. For the three months ended September 30, 2012, cash used in investing activities totaled $42,000 due to the acquisition of fixed assets. For the three months ended September 30, 2012, no cash was used or provided by financing activities.

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

Interest Rate Risk:

The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company's existing cash, results of operations and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the "Item 1A. Risk Factors" section of our 2012 Form 10-K. There have been no material changes from the risk factors disclosed in that Form 10-K.

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

Date: November 6, 2012

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

