Form 10-Q
period 2012-12-31
MISONIX INC
filed 2013-02-07
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	February 7, 2013
Common Stock, $.01 par value	7,049,986

MISONIX, INC.

INDEX

Page
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	3

Consolidated Statements of Operations for the Six months ended December 31, 2012 and 2011 (Unaudited)	4

Consolidated Statements of Operations for the Three months ended December 31, 2012 and 2011 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the Six months ended December 31, 2012 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six months ended December 31, 2012 and 2011 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

Part II — OTHER INFORMATION

Item 1A. Risk Factors	24

Item 6. Exhibits	24

Signatures	25

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2012	2012
	(Unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$6,855,047	$6,273,015
Accounts receivable, less allowance for doubtful accounts of $184,641 and $155,739, respectively	2,328,533	3,158,084
Inventories, net	4,372,582	4,380,841
Prepaid expenses and other current assets	195,533	306,691
Note receivable	-	198,117

Total current assets	13,751,695	14,316,748

Property, plant and equipment, net	778,572	891,822
Goodwill	1,701,094	1,701,094
Intangible and other assets	1,276,866	1,403,173

Total assets	$17,508,227	$18,312,837

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$1,270,734	$1,507,695
Accrued expenses and other current liabilities	873,082	1,074,932

Total current liabilities	2,143,816	2,582,627

Deferred lease liability	23,403	22,996
Deferred income	95,041	117,147

Total liabilities	2,262,260	2,722,770

Commitments and contingencies

Stockholders’ equity:

Common stock, $.01 par value-shares authorized 20,000,000, 7,108,845 and 7,082,920 shares issued and 7,031,285 and 7,005,360 shares outstanding, respectively	71,088	70,829
Additional paid-in capital	26,397,527	26,132,951
Accumulated deficit	(10,811,655)	(10,202,720)
Treasury stock, at cost, 77,560 shares	(410,993)	(410,993)
Total stockholders’ equity	15,245,967	15,590,067

Total liabilities and stockholders’ equity	$17,508,227	$18,312,837

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the six months ended
	December 31,
	2012	2011

Net sales	$8,044,756	$6,767,734
Cost of goods sold	3,470,864	2,734,968
Gross profit	4,573,892	4,032,766

Operating expenses:
Selling expenses	3,004,149	2,374,297
General and administrative expenses	2,135,058	2,250,205
Research and development expenses	763,388	613,676
Total operating expenses	5,902,595	5,238,178
Loss from operations	(1,328,703)	(1,205,412)

Other income (expense):
Interest income	38	158
Interest expense	-	(363)
Royalty income and license fees	745,064	326,507
Royalty expense/fee recovery	(5,113)	121,276
Other	(26,185)	(20,479)
Total other income	713,804	427,099

Loss from continuing operations before income taxes	(614,899)	(778,313)

Income tax expense/(benefit)	3,829	(202,273)

Net loss from continuing operations	(618,728)	(576,040)
Discontinued operations:
Income/(loss) from discontinued operations net of tax expense of $0 and a tax benefit of $130,517, respectively	9,793	(206,181)
Gain from sale of discontinued operations net of tax expense of $0 and $532,268, respectively	-	918,358

Net income from discontinued operations	9,793	712,177
Net (loss)/income	$(608,935)	$136,137

Net loss per share from continuing operations - Basic	$(0.09)	$(0.08)
Net income per share from discontinued operations - Basic	0.00	0.10
Net (loss)/income per share - Basic	$(0.09)	$0.02

Net loss per share from continuing operations - Diluted	$(0.09)	$(0.08)
Net income per share from discontinued operations - Diluted	0.00	0.10
Net (loss)/income per share - Diluted	$(0.09)	$0.02

Weighted average shares - Basic	7,012,734	7,001,370
Weighted average shares - Diluted	7,012,734	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

 MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	December 31,
	2012	2011

Net sales	$3,474,231	$3,550,535
Cost of goods sold	1,626,965	1,281,561
Gross profit	1,847,266	2,268,974

Operating expenses:
Selling expenses	1,545,585	1,194,045
General and administrative expenses	1,092,726	1,082,385
Research and development expenses	366,257	303,702
Total operating expenses	3,004,568	2,580,132
Loss from operations	(1,157,302)	(311,158)

Other income (expense):
Interest income	25	139
Interest expense	-	(151)
Royalty income and license fees	522,385	188,372
Royalty expense/fee recovery	(1,415)	149,846
Other	(18,608)	(6,335)
Total other income	502,387	331,871

(Loss)/income from continuing operations before income taxes	(654,915)	20,713

Income tax expense/(benefit)	2,329	(207,233)

Net (loss)/income from continuing operations	(657,244)	227,946
Discontinued operations:
Income/(loss) from discontinued operations net of tax expense of $0 and a tax benefit of $130,517, respectively	3,475	(126,225)
Gain from sale of discontinued operations net of tax expense of $0 and $532,268, respectively	-	918,358

Net income from discontinued operations	3,475	792,133
Net (loss)/income	$(653,769)	$1,020,079

Net (loss)/income per share from continuing operations - Basic	$(0.09)	$0.03
Net income per share from discontinued operations - Basic	0.00	0.11
Net (loss)/income per share - Basic	$(0.09)	$0.15

Net (loss)/income per share from continuing operations - Diluted	$(0.09)	$0.03
Net income per share from discontinued operations - Diluted	0.00	0.11
Net (loss)/income per share - Diluted	$(0.09)	$0.15

Weighted average shares - Basic	7,020,107	7,001,370
Weighted average shares - Diluted	7,020,107	7,001,370

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the six months ended December 31, 2012

	Common Stock,
	$.01 Par Value		Treasury Stock

					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders’
	of shares	Amount	of shares	Amount	capital	deficit	equity

Balance, June 30, 2012	7,082,920	$70,829	(77,560)	$(410,993)	$26,132,951	$(10,202,720)	$15,590,067
Net loss/comprehensive loss	-	-	-	-	-	(608,935)	(608,935)
Proceeds from excercise of stock options	25,925	259	-	-	43,597	-	43,856
Stock-based compensation	-	-	-	-	220,979	-	220,979
Balance, December 31, 2012	7,108,845	$71,088	(77,560)	$(410,993)	$26,397,527	$(10,811,655)	$15,245,967

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	December 31,
	2012	2011
Operating activities

Net loss from continuing operations	$(618,728)	$(576,040)
Adjustments to reconcile net loss to net cash provided by/(used) in continuing operating activities:
Depreciation and amortization and other non-cash items	365,092	341,425
Bad debt expense (recovery)	28,902	25,000
Stock-based compensation	220,979	169,618
Deferred income	(22,106)	(65,282)
Deferred lease liability	407	4,476

Changes in operating assets and liabilities:
Accounts receivable	800,649	184,988
Inventories	206,376	(218,942)
Prepaid expenses and other assets	163,306	327,523
Accounts payable and accrued expenses	(438,811)	(878,347)

Net cash provided by/(used) in operating activities	706,066	(685,581)

Investing activities
Acquisition of property, plant and equipment	(134,908)	(285,053)
Payments for assets acquisition	-	(259,760)
Additional patents	(42,775)	(42,119)

Net cash used in investing activities	(177,683)	(586,932)

Financing activities
Principal payments on capital lease obligations	-	(7,669)
Proceeds from exercise of stock options	43,856	-
Net cash provided by/(used) in financing activities	43,856	(7,669)

Cash flows from discontinued operations
Net cash provided by/(used) in operating activities	9,793	(379,110)
Net cash provided by investing activities	-	1,474,816

Net cash provided by discontinued operations	9,793	1,095,706

Net increase/(decrease) in cash and cash equivalents	582,032	(184,476)
Cash and cash equivalents at beginning of period	6,273,015	6,881,093
Cash and cash equivalents at end of period	$6,855,047	$6,696,617

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$363

Income taxes	$11,449	$10,809

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012 (“2012 Annual Report”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2012 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to June 30, 2012.

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

The consolidated financial statements of MISONIX, INC. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries, Fibra-Sonics (NY) Inc. and Hearing Innovations, Inc. All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix is a surgical device company that designs, manufactures and markets innovative therapeutic ultrasonic products worldwide for spine surgery, skull-based surgery, neurosurgery, wound debridement, cosmetic surgery, laparoscopic surgery and other surgical applications.

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United State are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended December 31,			Six months ended December 31,
	2012	2011		2012	2011
United States	$1,635,550	$1,872,338	United States	$4,085,160	$3,750,051
Australia	141,774	62,641	Australia	281,674	80,826
Europe	958,388	645,914	Europe	1,720,299	1,474,003
Asia	361,556	445,080	Asia	783,783	483,686
Canada and Mexico	29,922	102,801	Canada and Mexico	255,982	290,942
South America	108,462	204,944	South America	406,388	279,739
South Africa	105,584	81,330	South Africa	312,267	141,715
Middle East	132,995	135,487	Middle East	199,203	266,772
	$3,474,231	$3,550,535		$8,044,756	$6,767,734

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

In January 2011, PuriCore Limited initiated a lawsuit against the Company in the High Court of Justice, Queens Bench Division, Commercial Court, Royal Courts of Justice, London, England (Claim No. 2011-42) (the “Lawsuit”). In the Lawsuit, PuriCore Limited claimed damages from the Company in respect of breach of warranties contained in the Stock Purchase Agreement, dated August 4, 2009 (the “SPA”), pursuant to which the Company sold Labcaire to PuriCore Limited. PuriCore Limited claimed damages of £2,167,000 or approximately $3,600,000, plus interest and its legal costs. The Company denied the allegations contained in the Lawsuit.

On July 19, 2011, PuriCore Limited and the Company reached an agreement to settle the Lawsuit (the “Settlement”). The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc’s obligation under the SPA to pay up to $1,000,000 of the previously unrecorded, contingent commissions (as described above); (ii) pay PuriCore, Inc. (“PuriCore”), an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited’s legal costs which had been accrued for as of June 30, 2011 and (iii) enter into a Product License and Distribution Agreement, dated as of July 19, 2011, with PuriCore (the “Distribution Agreement”).

Pursuant to the Distribution Agreement, the Company has been granted the right to distribute PuriCore’s Vashe® solution products in the United States, on a private label basis, as an antibacterial, microbial irrigating solution for the treatment of human wound care in conjunction with therapeutic ultrasonic procedures (the “Field”). PuriCore has agreed, subject to modification, not to sell the products that are the subject of the Distribution Agreement (the “Licensed Products”) to any other therapeutic ultrasound company for distribution in the Field in the United States (“Exclusivity”). The Company has agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties other than the Licensed Products so long as the Company has Exclusivity.

The Distribution Agreement is for a three (3) year term with automatic renewals for successive two (2) year periods; provided that the Company and PuriCore have agreed upon sales volume targets for each renewal period (such volume targets not to increase by more than ten (10%) percent year over year unless otherwise agreed) and provided that the cost terms shall be no less favorable than the twelve (12) months leading up to the start of such renewal period. In no event will the Distribution Agreement survive beyond the expiration or invalidation of all of PuriCore’s patents.

During the initial three year term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the “Minimum Payment”). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company’s right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration has made a final determination that prohibits the sale of the licensed products for use in the Field. As of December 31, 2012, Misonix incurred approximately $683,125 towards the minimum payment, leaving a minimum payment balance of $1,316,875. At the start of fiscal 2013, the value of the note was $298,117. During fiscal 2013, Misonix purchased sufficient Licensed Products from Puricore to satisfy the remaining balance due under the note.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Total payments through December 31, 2012 were $254,788. There were no payments received during the fiscal quarter ended December 31, 2012.

Results of Discontinued Operations

	For the three months ended		For the six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	$4,975	$905,245	$9,950	$1,427,202
Income/(loss) from discontinued operations, before tax	$3,475	$(256,742)	$9,793	$(336,698)
Gain on sale of discontinued operations	-	1,450,626	-	1,450,626
Income tax expense	-	(401,751)	-	(401,751)
Net income from discontinued operations net of tax	$3,475	$792,133	$9,793	$712,177

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

2. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per common share (“diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding (principally outstanding common stock options) for the period.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2012	2011	2012	2011

Basic shares	7,012,734	7,001,370	7,020,107	7,001,370
Dilutive effect of stock options	-	-	-	-
Diluted shares	7,012,734	7,001,370	7,020,107	7,001,370

Excluded from the calculations of diluted EPS are options to purchase 1,584,030 shares of common stock for the three months ended December 31, 2011. The excluded options are for any shares for which the average stock price for the quarter or year to date is less than the exercise price of the outstanding options for the period in which the Company has income.

Diluted EPS for the six months and three months ended December 31, 2012 and for the six months ended December 31, 2011 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-diliutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,922,905 and 1,824,680 shares of common stock for the six and three months ended December 31, 2012 and for the six months ended December 31, 2011, respectively.

3. Comprehensive Income/(Loss)

Total comprehensive loss, which includes results of discontinued operations, was $608,935 and $653,769 for six months and three months ended December 31, 2012 and income of $136,137 and $1,020,079 for the six and three months ended December 31, 2011, respectively. There are no components of comprehensive income/(loss) other than net income/(loss) for all periods presented.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the six month periods ended December 31, 2012 and 2011, the Company granted options to purchase 342,500 and 233,750 shares of the Company’s common stock, respectively.

In December 2012, the shareholders approved the 2012 Employee Stock Option Plan in the amount of 500,000 shares. This plan expires in 10 years and to date no shares have been issued from the plan. In addition, the shareholders approved the 2012 Non-Employee Director Stock Option Plan in the amount of 200,000 shares. This plan expires in 10 years and to date no shares have been issued from the plan.

Stock-based compensation expense for the six month periods ended December 31, 2012 and 2011 was approximately $221,000 and $170,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of operations on a straight-line basis over the vesting periods. As of December 31, 2012, there was approximately $1,474,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.2 years.

Cash in the amount of $43,856 was received from the exercise of stock options for the six month period ending December 31, 2012. No cash was received from the exercise of stock options for the six month period ending December 31, 2011.

The fair values of the options granted during the periods ended December 31, 2012 and 2011 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the six months
	ended
	December 31,
	2012	2011
Risk-free interest rate	2.5%	3.4%
Expected option life in years	6.5	6.5
Expected stock price volatility	75.1%	75.4%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$2.94	$1.75

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

Changes in outstanding stock options during the six months ended December 31, 2012 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2012	1,820,930	3.60
Granted	342,500	3.73
Exercised	25,925	1.70
Forfeited	(12,900)	2.04
Expired	(201,700)	5.10
Outstanding as of December 31, 2012	1,922,905	3.50	5.9	$8,759,458
Exercisable and vested at December 31, 2012	1,211,230	3.86	4.6	$5,090,552
Available for grant at December 31, 2012	801,850

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2012 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the three months ended December 31, 2012, the Company recorded an income tax expense of $2,329, which primarily consisted of state and minimum income taxes. For the six months ended December 31, 2012, the Company recorded an income tax expense of $3,829, which primarily consisted of state and minimum income taxes.

The Company’s effective tax rate on continuing operations for the six months ended December 31, 2012 and December 31, 2011 was (1%) and 26%, respectively. For the six months ended December 31, 2012 and December 31, 2011, the effective rate on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes, change in the valuation allowance and the impact of the intra-period tax allocation between continuing and discontinued operations.

The Company established a valuation against the deferred tax asset in prior years when management concluded that it is more likely than not that the deferred tax asset may not be fully realized. Management’s deferred tax asset assessment is unchanged as of December 31, 2012.

As of December 31, 2012 and June 30, 2012, the Company has no material unrecognized tax benefits and accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2012	2012
Raw material	$2,041,140	$2,172,536
Work-in-process	1,050,640	875,000
Finished goods	1,889,336	1,795,529
	4,981,116	4,843,065
Less valuation reserve	608,534	462,224
	$4,372,582	$4,380,841

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2012	2012
Accrued payroll and vacation	$398,112	$468,505
Accrued bonuses	150,000	200,000
Accrued commissions	118,000	96,644
Accrued professional and legal fees	29,196	74,192
Accrued royalties	5,113	25,275
Deferred income	44,213	44,213
Other	128,448	166,103
	$873,082	$1,074,932

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2012 and June 30, 2012:

December 31, 2012	Carrying Amount	Fair Value
Cash and cash equivalents	$6,855,047	$6,855,047
Trade accounts receivable	2,328,533	2,328,533
Trade accounts payable	1,270,734	1,270,734

June 30, 2012	Carrying Amount	Fair Value
Cash and cash equivalents	$6,273,015	$6,273,015
Trade accounts receivable	3,158,084	3,158,084
Trade accounts payable	1,507,695	1,507,695
Note receivable – short term	198,117	198,117

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 31, 2012 and for the six months then ended, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. There were no indicators that the recorded goodwill was impaired as of December 31, 2012 which required further testing.

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $567,348 and $561,607 at December 31, 2012 and June 30, 2012, respectively. Accumulated amortization totaled $516,451 and $479,517 at December 31, 2012 and June 30, 2012, respectively. Amortization expense for the three month period ending December 31, 2012 and December 31, 2011 was $18,000 and $5,000, respectively. Amortization expense for the six month period ending December 31, 2012 and December 31, 2011 was $35,000 and $21,000, respectively.

Net customer relationships reported in intangible and other assets totaled $440,000 and $520,000 at December 31, 2012 and June 30, 2012, respectively. Accumulated amortization amounted to $360,000 at December 31, 2012 and $280,000 at June 30, 2012, respectively. Amortization expense for the three month periods ending December 31, 2012 and December 31, 2011 was $40,000 and $40,000, respectively. Amortization expense for the six month periods ending December 31, 2012 and December 31, 2011 was $80,000 and $80,000, respectively. Customer relationships will be amortized on a straight-line basis over a five year period.

The following is a schedule of estimated future amortization expense as of December 31, 2012:

		Customer
	Patents	Relationships
2013	$37,669	$80,000
2014	73,153	160,000
2015	67,590	160,000
2016	64,528	40,000
2017	62,345	-
Thereafter	262,063	-
	$567,348	$440,000

11. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S.  GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the revised guidance, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the revised guidance and does not anticipate that adoption will have a material impact on the Company’s consolidated financial statements.

12. Subsequent Events

On December 12, 2012, the Company announced the termination of its distribution agreement with Aesculap, Inc. (“Aesculap”), for the Misonix BoneScalpel™ Ultrasonic Bone Cutting System as of January 1, 2013. Since January 2011, Aesculap has been a non-exclusive, private label distributor of the BoneScalpel in the United States, for clinical applications in spine surgery and cranial surgery. Under the non-exclusive distribution agreement, Aesculap retains the right to sell BoneScalpel disposables to certain, limited hospital accounts, post termination, which are covered by binding supply agreements for varying periods of time, but not to exceed 3 years. An additional aspect of the termination requires Misonix to purchase all hardware inventory in Aesculap’s possession.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our”, and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2012, for the fiscal year ended June 30, 2012 (“2012 Form 10-K”). Item 7 of the 2012 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of December 31, 2012.

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

Six months ended December 31, 2012 and 2011.

Net sales: Net sales increased $1,277,022 to $8,044,756 for the six months ended December 31, 2012 from $6,767,734 for the six months ended December 31, 2011. The increase in sales was primarily attributable to sales of the Company’s BoneScalpel™ products of $1,847,310, partially offset by lower Autosonix revenue of $624,713.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the six months ended December 31, 2012 and 2011:

	Six months ended December 31,
	2012	2011	Variance
BoneScalpel	$3,704,921	$1,857,611	$1,847,310
SonicOne	1,029,135	564,199	464,936
SonaStar	2,626,096	2,627,332	(1,236)
Other	684,604	1,718,592	(1,033,988)
	$8,044,756	$6,767,734	$1,277,022

	Six months ended December 31,
	2012	2011
United States	$4,085,160	$3,750,051
Australia	281,674	80,826
Europe	1,720,299	1,474,003
Asia	783,783	483,686
Canada and Mexico	255,982	290,942
South America	406,388	279,739
South Africa	312,267	141,715
Middle East	199,203	266,772
	$8,044,756	$6,767,734

Gross profit: Gross profit decreased to 56.9% for the six months ended December 31, 2012 from 59.6% for the six months ended December 31, 2011. The decrease is related to an unfavorable mix of high and low margin product deliveries in addition to the increase in minimum gross profit contribution requirement cost related to the Soma product, as a result of the settlement with Puricore International Limited (“PuriCore”) dated July 22, 2011.

Selling expenses: Selling expenses increased $629,852 to $3,004,149 for the six months ended December 31, 2012 from $2,374,297 for the six months ended December 31, 2011.  Selling expenses increased due to higher personnel costs of $444,348, primarily from an increase in headcount for customer service and support, higher commission expense of $95,969, higher auto expense of $28,757, higher training costs of $26,658 and higher depreciation and freight costs of $35,139.

General and administrative expenses: General and administrative expenses decreased $115,147 to $2,135,058 for the six months ended December 31, 2012 from $2,250,205 for the six months ended December 31, 2011. The decrease in expenses is primarily related to lower personnel costs of $118,982.

Research and development expenses: Research and development expenses increased $149,712 to $763,388 for the six months ended December 31, 2012 from $613,676 for the six months ended December 31, 2011. The increase is due to higher salary expenses of $99,055 and higher non-personnel product development costs of $54,002.

Other income (expense): Other income for the six months ended December 31, 2012 was $713,804 as compared to $427,099 for the six months ended December 31, 2011. The increase in other income is related to higher royalty income of $419,342, partially offset by higher royalty expense of $126,389. The increased royalty expense is due to the reversal of $182,000 of BoneScalpel royalty expense for non-performance of obligations in the second quarter of fiscal 2012.

Income taxes: For the six months ending December 31, 2012, the Company’s continuing operations effective tax rate was (1%) as compared to a benefit of 26% for the six months ended December 31, 2011. The Company estimates its financial statement effective tax rate for the full year to be approximately 1%. The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Three months ended December 31, 2012 and 2011.

Net sales: Net sales decreased $76,304 to $3,474,231 for the three months ended December 31, 2012 from $3,550,535 for the three months ended December 31, 2011. The decrease in sales is primarily related to lower Neuroaspirator revenue of $277,073, lower Autosonix revenue of $255,467 and lower Lysonix revenue of $198,118, partially offset by higher BoneScalpel revenue of $401,835, higher SonicOne™ revenue of $218,437 and higher Lithotripsy and service revenue of $32,841.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012	2011	Variance
BoneScalpel	$1,603,760	$1,201,925	$401,835
SonicOne	528,249	309,812	218,437
SonaStar	1,053,417	1,330,490	(277,073)
Other	288,805	708,308	(419,503)
	$3,474,231	$3,550,535	$(76,304)

	Three months ended December 31,
	2012	2011
United States	$1,635,550	$1,872,338
Australia	141,774	62,641
Europe	958,388	645,914
Asia	361,556	445,080
Canada and Mexico	29,922	102,801
South America	108,462	204,944
South Africa	105,584	81,330
Middle East	132,995	135,487
	$3,474,231	$3,550,535

Gross profit: Gross profit decreased to 53.2% for the three months ended December 31, 2012 from 63.9% for the three months ended December 31, 2011. The decrease in sales is related to unabsorbed factory costs due to lower sales volume, along with an unfavorable mix of low and high margin product deliveries in addition to the minimum gross profit margins requirement cost related to the Soma product as a result of the settlement with PuriCore dated July 22, 2011.

Selling expenses: Selling expenses increased $351,540 to $1,545,585 for the three months ended December 31, 2012 from $1,194,045 for the three months ended December 31, 2011.  Selling expenses increased due to higher personnel costs of $236,245, primarily from an increase in headcount for customer service and support, higher travel expenses of $28,885, higher advertising expenses of $23,035, higher training expenses of $20,940, higher freight expenses of $17,306, higher research clinical expenses of $13,134 and higher commissions of $9,500.

General and administrative expenses: General and administrative increased $10,341 to $1,092,726 for the three months ended December 31, 2012 from $1,082,385 for the three months ended December 31, 2011.

Research and development expenses: Research and development expenses increased $62,555 to $366,257 for the three months ended December 31, 2012 from $303,702 for the three months ended December 31, 2011. The increase is due to higher salary expenses of $47,273, higher non-personnel product development costs of $9,790 and higher maintenance and repair expenses of $6,252.

Other income (expense): Other income for the three months ended December 31, 2012 was $502,387 as compared to $331,871 for the three months ended December 31, 2011. The increase in other income is related to higher royalty income of $334,798, partially offset by higher royalty expense of $151,261 due to the reversal of $182,000 of royalties relating to the BoneScalpel for the non-performance of obligations in the second quarter of fiscal 2012.

Income taxes: For the three months ended December 31, 2012, the Company recorded an effective tax rate of 0% as compared to a benefit of $207,233, or 100%, for the three months ending December 31, 2011. The Company estimates its financial statement effective tax rate for the full year to be approximately 1%. The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Discontinued Operations

See Note 1 of the notes to consolidated financial statements included in Part 1, Item 1 for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	$4,975	$905,245	$9,950	$1,427,202
Income/(loss) from discontinued operations, before tax	$3,475	$(256,742)	$9,793	$(336,698)
Gain on sale of discontinued operations	-	1,450,626	-	1,450,626
Income tax expense	-	(401,751)	-	(401,751)
Net income from discontinued operations net of tax	$3,475	$792,133	$9,793	$712,177

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

Working capital at December 31, 2012 and June 30, 2012 was $11,608,000 and $11,734,000, respectively. For the six months ended December 31, 2012, cash provided by operations totaled $706,000, primarily due to accounts receivable of $800,000. For the six months ended December 31, 2012, cash used in investing activities totaled $178,000, primarily due to the acquisition of fixed assets. For the six months ended December 31, 2012, cash provided by financing activities was $44,000.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

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

Interest Rate Risk:

The Company earns interest on cash balances and pays interest on debt incurred. In light of the Company’s existing cash, results of operations and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A. Risk Factors” section of our 2012 Form 10-K. There have been no material changes from the risk factors disclosed in that Form 10-K.

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

Date: February 7, 2013

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

