Form 10-Q
period 2013-03-31
MISONIX INC
filed 2013-05-10
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	May 8, 2013
Common Stock, $.01 par value	7,091,986

MISONIX, INC.

INDEX

Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and June 30, 2012	3

Consolidated Statements of Operations for the Nine months ended March 31, 2013 and 2012 (Unaudited)	4

Consolidated Statements of Operations for the Three months ended March 31, 2013 and 2012 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the Nine months ended March 31, 2013 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine months ended March 31, 2013 and 2012 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

Part II - OTHER INFORMATION

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signatures	26

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$6,091,564	$6,273,015
Accounts receivable, less allowance for doubtful accounts of $199,641 and $155,739, respectively	2,788,281	3,158,084
Inventories, net	4,448,400	4,380,841
Prepaid expenses and other current assets	328,219	306,691
Note receivable	-	198,117
Total current assets	13,656,464	14,316,748

Property, plant and equipment, net	1,172,781	891,822
Goodwill	1,701,094	1,701,094
Intangible and other assets	1,193,205	1,403,173
Total assets	$17,723,544	$18,312,837

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,367,586	$1,507,695
Accrued expenses and other current liabilities	1,203,282	1,074,932
Total current liabilities	2,570,868	2,582,627

Deferred lease liability	23,607	22,996
Deferred income	83,987	117,147
Total liabilities	2,678,462	2,722,770

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,169,046 and 7,082,920
shares issued and 7,091,486 and 7,005,360 shares outstanding, respectively	71,690	70,829
Additional paid-in capital	26,724,370	26,132,951
Accumulated deficit	(11,339,985)	(10,202,720)
Treasury stock, at cost, 77,560 shares	(410,993)	(410,993)
Total stockholders' equity	15,045,082	15,590,067
Total liabilities and stockholders' equity	$17,723,544	$18,312,837

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the nine months ended
	March 31,
	2013	2012

Net sales	$11,068,243	$10,377,480
Cost of goods sold	4,953,193	4,226,193
Gross profit	6,115,050	6,151,287

Operating expenses:
Selling expenses	4,768,867	3,620,079
General and administrative expenses	3,290,671	3,274,234
Research and development expenses	1,143,289	946,984
Total operating expenses	9,202,827	7,841,297
Loss from operations	(3,087,777)	(1,690,010)

Other income (expense):
Interest income	56	406
Interest expense	-	(435)
Royalty income and license fees	1,770,217	462,301
Royalty expense/fee recovery	(5,295)	112,617
Other	(51,563)	(25,468)
Total other income	1,713,415	549,421

Loss from continuing operations before income taxes	(1,374,362)	(1,140,589)

Income tax benefit	(55,297)	(288,135)

Net loss from continuing operations	(1,319,065)	(852,454)
Discontinued operations:
Income/(loss) from discontinued operations net of tax expense of $1,619 and a tax benefit of $181,587, respectively	13,149	(369,424)
Gain from sale of discontinued operations net of tax expense of $81,349 and $562,024, respectively	168,651	1,143,390
Net income from discontinued operations	181,800	773,966
Net loss	$(1,137,265)	$(78,488)

Net loss per share from continuing operations - Basic	$(0.19)	$(0.12)
Net income per share from discontinued operations - Basic	0.03	0.11
Net loss per share - Basic	$(0.16)	$(0.01)

Net loss per share from continuing operations - Diluted	$(0.19)	$(0.12)
Net income per share from discontinued operations - Diluted	0.03	0.11
Net loss per share - Diluted	$(0.16)	$(0.01)

Weighted average shares - Basic	7,028,790	7,001,381
Weighted average shares - Diluted	7,028,790	7,001,381

See Accompanying Notes to Consolidated Financial Statements.

 MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2013	2012

Net sales	$3,023,487	$3,609,746
Cost of goods sold	1,482,329	1,491,225
Gross profit	1,541,158	2,118,521

Operating expenses:
Selling expenses	1,764,718	1,245,782
General and administrative expenses	1,155,613	1,024,029
Research and development expenses	379,901	333,308
Total operating expenses	3,300,232	2,603,119
Loss from operations	(1,759,074)	(484,598)

Other income (expense):
Interest income	18	248
Interest expense	-	(72)
Royalty income and license fees	1,025,153	135,794
Royalty expense/fee recovery	(182)	(8,659)
Other	(25,378)	(4,989)
Total other income	999,611	122,322

Loss from continuing operations before income taxes	(759,463)	(362,276)

Income tax benefit	(59,126)	(85,862)

Net loss from continuing operations	(700,337)	(276,414)
Discontinued operations:
Income/(loss) from discontinued operations net of tax expense of $1,619 and a tax benefit of $51,070, respectively	3,356	(163,243)
Gain from sale of discontinued operations net of tax expense of $81,349 and $29,756, respectively	168,651	225,032
Net income from discontinued operations	172,007	61,789
Net loss	$(528,330)	$(214,625)

Net loss per share from continuing operations - Basic	$(0.10)	$(0.04)
Net income per share from discontinued operations - Basic	0.02	0.01
Net loss per share - Basic	$(0.08)	$(0.03)

Net loss per share from continuing operations - Diluted	$(0.10)	$(0.04)
Net income per share from discontinued operations - Diluted	0.02	0.01
Net loss per share - Diluted	$(0.08)	$(0.03)

Weighted average shares - Basic	7,060,965	7,001,404
Weighted average shares - Diluted	7,060,965	7,001,404

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the nine months ended March 31, 2013

	Common Stock,
	$.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2012	7,082,920	$70,829	(77,560)	$(410,993)	$26,132,951	$(10,202,720)	$15,590,067
Net loss/comprehensive loss	-	-	-	-	-	(1,137,265)	(1,137,265)
Proceeds from excercise of stock options	86,126	861	-	-	234,967	-	235,828
Stock-based compensation	-	-	-	-	356,452	-	356,452
Balance, March 31, 2013	7,169,046	$71,690	(77,560)	$(410,993)	$26,724,370	$(11,339,985)	$15,045,082

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31,
	2013	2012
Operating activities
Net loss from continuing operations	$(1,319,065)	$(852,454)
Adjustments to reconcile net loss to net cash provided by/(used) in continuing operating activities:
Depreciation and amortization and other non-cash items	572,138	524,362
Bad debt expense (recovery)	43,902	25,000
Stock-based compensation	356,452	256,193
Deferred income	(21,164)	(80,322)
Deferred lease liability	611	6,714
Changes in operating assets and liabilities:
Accounts receivable	325,901	59,816
Inventories	130,558	(934,579)
Prepaid expenses and other assets	65,657	160,679
Accounts payable, accrued expenses and other non-cash items	(23,755)	(789,186)
Net cash provided by/(used in) operating activities	131,235	(1,623,777)

Investing activities
Acquisition of property, plant and equipment	(677,135)	(397,391)
Payments for assets acquisition	-	(61,698)
Additional patents	(53,179)	-
Net cash (used in) investing activities	(730,314)	(718,849)

Financing activities
Principal payments on capital lease obligations	-	(11,608)
Proceeds from sale of treasury stock	-	504
Proceeds from excercise of stock options	235,828	-
Net cash provided by/(used in) financing activities	235,828	(11,104)

Cash flows from discontinued operations
Net cash provided by/(used) in operating activities	13,149	(321,153)
Net cash provided by investing activities	168,651	1,724,818
Net cash provided by discontinued operations	181,800	1,403,665

Net decrease in cash and cash equivalents	(181,451)	(950,065)
Cash and cash equivalents at beginning of period	6,273,015	6,881,093
Cash and cash equivalents at end of period	$6,091,564	$5,931,028

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$435

Income taxes	$22,270	$20,656

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2012 (“2012 Annual Report”) of MISONIX, INC. (“Misonix” or the “ Company”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2012 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to June 30, 2012.

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

The consolidated financial statements of the Company include the accounts of Misonix and its 100% owned subsidiaries, Fibra-Sonics (NY) Inc. and Hearing Innovations, Inc. All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix is a surgical device company that designs, manufactures and markets innovative therapeutic ultrasonic products worldwide for spine surgery, skull-based surgery, neurosurgery, wound debridement, cosmetic surgery, laparoscopic surgery and other surgical applications.

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended March 31,			Nine months ended March 31,
	2013	2012		2013	2012
United States	$1,566,912	$1,940,250	United States	$5,652,072	$5,690,301
Australia	39,700	84,244	Australia	321,374	165,070
Europe	579,509	445,504	Europe	2,299,808	1,919,508
Asia	309,696	569,302	Asia	1,093,479	1,052,988
Canada and Mexico	180,756	55,375	Canada and Mexico	436,738	346,316
South America	171,992	174,886	South America	578,380	454,625
South Africa	51,162	111,535	South Africa	363,429	253,250
Middle East	123,760	228,650	Middle East	322,963	495,422
	$3,023,487	$3,609,746		$11,068,243	$10,377,480

On December 12, 2012, the Company announced the termination of its distribution agreement with Aesculap, Inc. (“Aesculap”), for the Misonix BoneScalpel™ Ultrasonic Bone Cutting System as of January 1, 2013. Since January 2011, Aesculap has been a non-exclusive, private label distributor of the BoneScalpel in the United States, for clinical applications in spine surgery and cranial surgery. Under the non-exclusive distribution agreement, Aesculap retains the right to sell BoneScalpel disposables to certain, limited hospital accounts, post termination, which are covered by binding supply agreements for varying periods of time, but not to exceed 3 years.  The termination requires Misonix to purchase all hardware inventory in Aesculap’s possession, which will be recorded as either fixed assets or inventory.

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

In accordance with the Asset Purchase Agreement with Mystaire, Misonix retained, among other items, the existing accounts receivable, inventory, accounts payable and accrued expenses of the Laboratory and Forensic Safety Products business. After considering the proceeds received of $1,500,000 in cash, professional fees of $25,000 in connection with the sale and the net book value of the assets sold of $24,000, which was comprised primarily of property and equipment, Misonix reported a gain on sale of $1,451,000 and recorded income taxes of $242,000 on the gain during the fiscal year ended June 30, 2012. The earn-out will not be factored into the gain on sale until it is earned by Misonix. As of March 31, 2013 no earnout has been recorded

In accordance with the terms of the Transition and Manufacturing Services Agreement with Mystaire, which was entered into as part of the sale, Misonix continued for a period of six weeks to manufacture and deliver products for orders received prior to the closing date as well as to provide product to Mystaire as transition inventory, which transition period was completed on November 30, 2011.

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

Pursuant to the Distribution Agreement, the Company has been granted the right to distribute PuriCore’s Vashe® solution products in the United States, on a private label basis called the Misonix Soma product, as an antibacterial, antimicrobial irrigating solution for the treatment of human wound care in conjunction with therapeutic ultrasonic procedures (the “Field”). PuriCore has agreed, subject to modification, not to sell the products that are the subject of the Distribution Agreement (the “Licensed Products”) to any other therapeutic ultrasound company for distribution in the Field in the United States (“Exclusivity”). The Company has agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties other than the Licensed Products so long as the Company has Exclusivity.

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

During the initial three year term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the “Minimum Payment”). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company’s right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration has made a final determination that prohibits the sale of the licensed products for use in the Field. As of March 31, 2013, Misonix incurred approximately $871,250 towards the minimum payment, leaving a minimum payment balance of $1,128,750; a payable of $251,383 has been accrued but not paid. The Company is currently in discussions with Puricore to terminate the Distribution Agreement as it believes that the products subject to the Distribution Agreement are non-conforming. No assurances can be given that the Company will be successful in its attempt to terminate the Distribution Agreement. At the start of fiscal 2013, the value of the note was $298,117. During fiscal 2013, Misonix purchased sufficient Licensed Products from Puricore to satisfy the remaining balance due under the note.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Total payments through March 31, 2013 were $504,788. Payments received during the fiscal quarter ended March 31, 2013, totaled $250,000.

Results of Discontinued Operations

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues	$4,975	$28,588	$14,925	$1,455,791
Income/(loss) from discontinued operations, before tax	$4,975	$(214,313)	$14,768	$(551,011)
Gain on sale of discontinued operations	250,000	254,788	250,000	1,705,414
Income tax (expense)/benefit	(82,968)	21,314	(82,968)	(380,437)
Net income from discontinued operations net of tax	$172,007	$61,789	$181,800	$773,966

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2013	2012	2013	2012

Basic shares	7,028,790	7,001,381	7,060,965	7,001,404
Dilutive effect of stock options	-	-	-	-
Diluted shares	7,028,790	7,001,381	7,060,965	7,001,404

Diluted EPS for the nine months and three months ended March 31, 2013 and March 31, 2012 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-diliutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,862,079 and 1,824,680 shares of common stock for the nine and three months ended March 31, 2013 and 2012, respectively.

3. Comprehensive Income/(Loss)

Total comprehensive loss, which includes results of discontinued operations, was $1,137,265 and $528,330 for nine months and three months ended March 31, 2013 and a loss of $78,488 and $214,625 for the nine and three months ended March 31, 2012, respectively. There are no components of comprehensive income/(loss) other than net income/(loss) for all periods presented.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon a change in control. During the nine month periods ended March 31, 2013 and 2012, the Company granted options to purchase 342,500 and 233,750 shares of the Company’s common stock, respectively.

In December 2012, the shareholders approved the 2012 Employee Equity Incentive Plan in the amount of 500,000 shares. This plan expires in 10 years and to date no shares have been issued from the plan. In addition, the shareholders approved the 2012 Non-Employee Director Stock Option Plan in the amount of 200,000 shares. This plan expires in 10 years and to date no shares have been issued from the plan.

Stock-based compensation expense for the nine month periods ended March 31, 2013 and 2012 was approximately $356,000 and $256,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of March 31, 2013, there was approximately $1,339,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.0 years.

Cash in the amount of $235,828 was received from the exercise of stock options for the nine month period ended March 31, 2013. No cash was received from the exercise of stock options for the nine month period ended March 31, 2012.

The fair values of the options granted during the periods ended March 31, 2013 and 2012 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the nine months ended
	March 31,
	2013	2012
Risk-free interest rate	2.5%	3.4%
Expected option life in years	6.5	6.5
Expected stock price volatility	75.1%	75.4%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$2.94	$1.75

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Changes in outstanding stock options during the nine months ended March 31, 2013 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2012	1,820,930	3.60
Granted	342,500	3.73
Exercised	(86,126)	2.74
Forfeited	(13,525)	2.02
Expired	(201,700)	5.10
Outstanding as of March 31, 2013	1,862,079	3.52	5.7	$4,553,976
Exercisable and vested at March 31, 2013	1,169,655	3.87	3.9	$2,489,950
Available for grant at March 31, 2013	802,475

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at March 31, 2013 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the three months ended March 31, 2013, the Company recorded an income tax benefit in continuing operations of $59,126. For the nine months ended March 31, 2013, the Company recorded an income tax benefit in continuing operations of $55,297.

For the nine months ended March 31, 2013 and March 31, 2012, the effective rate on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes, change in the valuation allowance and the impact of the intra-period tax allocation between continuing and discontinued operations.

The Company established a valuation against the deferred tax asset in prior years when management concluded that it is more likely than not that the deferred tax asset may not be fully realized. Management’s deferred tax asset assessment is unchanged as of March 31, 2013.

As of March 31, 2013 and June 30, 2012, the Company has no material unrecognized tax benefits and accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2013	2012
Raw material	$2,183,479	$2,172,536
Work-in-process	958,737	875,000
Finished goods	2,007,102	1,795,529
	5,149,318	4,843,065
Less valuation reserve	700,918	462,224
	$4,448,400	$4,380,841

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2013	2012
Accrued payroll and vacation	$436,352	$468,505
Accrued bonuses	225,000	200,000
Accrued commissions	158,767	96,644
Accrued professional and legal fees	49,198	74,192
Accrued royalties	182	25,275
Deferred income	152,860	44,213
Other	180,923	166,103
	$1,203,282	$1,074,932

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2013 and June 30, 2012:

March 31, 2013	Carrying Amount	Fair Value
Cash and cash equivalents	$6,091,564	$6,091,564
Trade accounts receivable	2,788,281	2,788,281
Trade accounts payable	1,367,586	1,367,586

June 30, 2012	Carrying Amount	Fair Value
Cash and cash equivalents	$6,273,015	$6,273,015
Trade accounts receivable	3,158,084	3,158,084
Trade accounts payable	1,507,695	1,507,695
Note receivable - short term	198,117	198,117

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At March 31, 2013 and for the nine months then ended, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. There were no indicators that the recorded goodwill was impaired as of March 31, 2013 which required further testing.

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $558,724 and $561,607 at March 31, 2013 and June 30, 2012, respectively. Accumulated amortization totaled $535,479 and $479,517 at March 31, 2013 and June 30, 2012, respectively. Amortization expense for the three month periods ended March 31, 2013 and March 31, 2012 was approximately $18,000. Amortization expense for the nine month periods ended March 31, 2013 and March 31, 2012 was approximately $53,000 and $41,000, respectively.

Net customer relationships reported in intangible and other assets totaled $400,000 and $520,000 at March 31, 2013 and June 30, 2012, respectively. Accumulated amortization amounted to $400,000 at March 31, 2013 and $280,000 at June 30, 2012, respectively. Amortization expense for the three month periods ended March 31, 2013 and March 31, 2012 was $40,000. Amortization expense for the nine month periods ended March 31, 2013 and March 31, 2012 was $120,000. Customer relationships are amortized on a straight-line basis over a five year period.

The following is a schedule of estimated future amortization expense as of March 31, 2013:

		Customer
	Patents	Relationships
2013	$19,028	$40,000
2014	74,093	160,000
2015	68,530	160,000
2016	65,468	40,000
2017	63,285	-
Thereafter	268,320	-
	$558,724	$400,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our”, and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2012, for the fiscal year ended June 30, 2012 (“2012 Form 10-K”). Item 7 of the 2012 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 31, 2013.

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

Nine months ended March 31, 2013 and 2012.

Net sales: Net sales increased $690,763 to $11,068,243 for the nine months ended March 31, 2013 from $10,377,480 for the nine months ended March 31, 2012. The increase in sales was primarily attributable to sales of the Company’s BoneScalpel and SonicOne products of $1,720,731 and $649,234, respectively, partially offset by lower Lysonix revenue of $750,820, lower NeuroAspirator revenue of $234,703 and lower Autosonix revenue of $724,115.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the nine months ended March 31, 2013 and 2012:

	Nine months ended March 31,
	2013	2012	Variance
BoneScalpel	$4,831,205	$3,110,474	$1,720,731
SonicOne	1,427,209	777,885	649,324
SonaStar	3,912,875	4,147,578	(234,703)
Other	896,954	2,341,543	(1,444,589)
	$11,068,243	$10,377,480	$690,763

	Nine months ended March 31,
	2013	2012
United States	$5,652,072	$5,690,301
Australia	321,374	165,070
Europe	2,299,808	1,919,508
Asia	1,093,479	1,052,988
Canada and Mexico	436,738	346,316
South America	578,380	454,625
South Africa	363,429	253,250
Middle East	322,963	495,422
	$11,068,243	$10,377,480

Gross profit: Gross profit decreased to 55.2% for the nine months ended March 31, 2013 from 59.3% for the nine months ended March 31, 2012. The decrease is related to an unfavorable mix of high and low margin product deliveries in addition to the increase in minimum gross profit contribution requirement cost related to the Soma product, as a result of the Product License and Distribution Agreement with Puricore International Limited (“PuriCore”) dated July 19, 2011 (the “Distribution Agreement”), which had a 5% adverse effect on gross profit.

Selling expenses: Selling expenses increased $1,148,788 to $4,768,867 for the nine months ended March 31, 2013 from $3,620,079 for the nine months ended March 31, 2012.  Selling expenses increased due to higher personnel costs of $707,364, primarily from an increase in headcount for customer service and support, higher commission expense of $156,078, higher travel expense of $120,731, higher advertising expenses of $50,507 and higher training, depreciation, freight costs and consulting expenses of $111,321.

General and administrative expenses: General and administrative expenses increased $16,437 to $3,290,671 for the nine months ended March 31, 2013 from $3,274,234 for the nine months ended March 31, 2012.

Research and development expenses: Research and development expenses increased $196,305 to $1,143,289 for the nine months ended March 31, 2013 from $946,984 for the nine months ended March 31, 2012. The increase is due to higher salary expenses of $121,557 and higher third party vendor product development costs of $76,370.

Other income (expense): Other income for the nine months ended March 31, 2013 was $1,713,415 as compared to $549,421 for the nine months ended March 31, 2012. The increase in other income is related to higher royalty income of $1,308,700, partially offset by higher royalty expense of $117,912. The increased royalty expense is due to a net fee recovery of $182,000 of BoneScalpel royalty expense for which we were not obligated to pay in the second quarter of fiscal 2012.

Income taxes: For the nine months ended March 31, 2013, the Company’s continuing operations effective tax rate was 4%, a tax benefit of $55,297, as compared to a benefit of 25% for the nine months ended March 31, 2012. The Company estimates its financial statement effective tax rate for the full year, inclusive of discontinued operations, to be approximately 1%. The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Three months ended March 31, 2013 and 2012.

Net sales: Net sales decreased $586,259 to $3,023,487 for the three months ended March 31, 2013 from $3,609,746 for the three months ended March 31, 2012. The decrease in sales is primarily related to lower Lysonix revenue of $241,990, lower NeuroAspirator revenue of $233,467, lower BoneScalpel revenue of $126,579 and lower AutoSonic and Lithotripsy revenue of $169,287, partially offset by higher SonicOne revenue of $184,388.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	Variance
BoneScalpel	$1,126,284	$1,252,863	$(126,579)
SonicOne	398,074	213,686	184,388
SonaStar	1,286,779	1,520,246	(233,467)
Other	212,350	622,951	(410,601)
	$3,023,487	$3,609,746	$(586,259)

	Three months ended March 31,
	2013	2012
United States	$1,566,912	$1,940,250
Australia	39,700	84,244
Europe	579,509	445,504
Asia	309,696	569,302
Canada and Mexico	180,756	55,375
South America	171,992	174,886
South Africa	51,162	111,535
Middle East	123,760	228,650
	$3,023,487	$3,609,746

Gross profit: Gross profit decreased to 51.0% for the three months ended March 31, 2013 from 58.7% for the three months ended March 31, 2012. The decrease is related to unabsorbed factory costs due to lower sales volume, along with an unfavorable mix of low and high margin product deliveries in addition to the increase in minimum gross profit contribution requirement cost related to the Soma products as a result of the Distribution Agreement with Puricore dated July 19, 2011, which had a 6.2% adverse effect on gross profit.

Selling expenses: Selling expenses increased $518,936 to $1,764,718 for the three months ended March 31, 2013 from $1,245,782 for the three months ended March 31, 2012.  Selling expenses increased due to higher personnel costs of $257,956, primarily from an increase in headcount for customer service and support, higher travel expenses of $94,206, higher commission expense of $60,109, higher advertising expenses of $38,578, higher depreciation expenses of $27,281 and higher training, clinical and consulting expenses of $42,416.

General and administrative expenses: General and administrative expenses increased $131,584 to $1,155,613 for the three months ended March 31, 2013 from $1,024,029 for the three months ended March 31, 2012. The increase is primarily related to higher non-cash stock based compensation expense of $48,898 and higher stockholder relations expense of $19,870.

Research and development expenses: Research and development expenses increased $46,593 to $379,901 for the three months ended March 31, 2013 from $333,308 for the three months ended March 31, 2012. The increase is primarily due to higher personnel costs of $32,201.

Other income (expense): Other income for the three months ended March 31, 2013 was $999,611 as compared to $122,322 for the three months ended March 31, 2012. The increase in other income is related to higher royalty income of $889,359.

Income taxes: For the three months ended March 31, 2013, the Company recorded an effective tax rate of 8%, a benefit of $59,126, as compared to a benefit of $85,862, or 24%, for the three months ended March 31, 2012. The Company estimates its financial statement effective tax rate for the full year, inconclusive of discontinued operations to be approximately 1%. The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Discontinued Operations

See Note 1 of the notes to consolidated financial statements included in Part I, Item 1 of this Report for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues	$4,975	$28,588	$14,925	$1,455,791
Income/(loss) from discontinued operations, before tax	$4,975	$(214,313)	$14,768	$(551,011)
Gain on sale of discontinued operations	250,000	254,788	250,000	1,705,414
Income tax expense	(82,968)	21,314	(82,968)	(380,437)
Net income from discontinued operations net of tax	$172,007	$61,789	$181,800	$773,966

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

Working capital at March 31, 2013 and June 30, 2012 was $11,086,000 and $11,734,000, respectively. For the nine months ended March 31, 2013, cash provided by operations totaled $131,235, primarily due to lower inventory of $130,558. For the nine months ended March 31, 2013, cash used in investing activities totaled $730,314, primarily due to Company owned placed units. For the nine months ended March 31, 2013, cash provided by financing activities was $235,828 from the exercise of stock options.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the nine months ended March 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 9, 2013

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard Zaremba
Richard Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

