Form 10-K
period 2013-06-30
MISONIX INC
filed 2013-09-24
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2012 (computed by reference to the closing price of such stock on such date) was approximately $50,477,306.

There were 7,191,930 shares of Common Stock outstanding at September 24, 2013.

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

PART I

Item 1. Business.

Overview

MISONIX, INC. (“Misonix” or the “Company”) is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, develops and markets minimally invasive ultrasonic surgical device products. These products include the BoneScalpel™ cutting system (“BoneScalpel”) which is used among other things for surgical procedures of the spine and on Maxillofacial procedures, the SonaStar® Surgical Aspirator (“SonaStar”) which is used to emulsify and remove soft and hard tumors, the SonicOne® Wound Cleansing and Debridement System (“SonicOne”) which offers tissue specific debridement and cleansing of wounds for effective removal of devitalized tissue and fibrin deposits while sparing viable cells and the AutoSonix® ultrasound cutting and coagulating system (“AutoSonix”) which is distributed and marketed for Misonix through Mentor Corporation, a subsidiary of Johnson & Johnson (“Mentor”).

The Company continues to develop its portfolio of therapeutic ultrasonic devices aimed at expanding the base of clinical users. Current applications include the ability to transect or shape bone, ablate and aspirate both soft and hard tissue, cleanse and debride advanced wounds and remove unwanted body fat. Among clinical specialties served are: Spine Surgery, Skull-Based Surgery (i.e., Cranio-Maxillo-Facial, Neurosurgery, Orthopedic Surgery and Plastic surgery).

In the United States, a nationwide ‘hybrid’ sales organization, which includes contracted, commissioned, independent sales representatives, managed by Company personnel and supported by Company applications specialists, markets our neuro/spine/skull-based products to our surgical customers. Products in this category are our SonaStar and Bone Scalpel Systems.

In the United States, a second nationwide ‘hybrid’ sales organization, which includes contracted, commissioned, independent sales representatives managed by Company personnel and supported by Company specialists, markets our wound care product portfolio to our acute, in patient customer base. Products in this category are SonicOne and SonicOne O.R.

Outside the United States, our BoneScalpel, SonaStar and SonicOne product platforms are marketed by specialty distributors who purchase products from the Company and resell products to their clinical customer bases. Representation is worldwide with a strong presence in all major markets in the Americas, Europe, the Middle East, Asia, and Oceania.

The BoneScalpel is a unique, state of the art, ultrasonic bone cutting system capable of making precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with power instrumentation. The BoneScalpel offers the speed and convenience of a power instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern, In addition, the linear motion of the blunt, tissue-impacting tips avoid accidental ‘trapping’ of soft tissue while largely eliminating the high speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to osteotomies and bone removal, leading to substantial time savings and increased operation efficiencies.

Following its original market introduction in Europe almost four years ago, the BoneScalpel has attracted a steadily growing following in the surgical community, which led to significant sales growth in fiscal year 2013. The expandable BoneScalpel product platform creates entry into dynamic market segments like spine surgery and selected skull-based surgeries; i.e. maxilla-facial/reconstructive procedures. In the future additional market niche opportunities may exist in small bone surgery of the hand, foot or ankle, and additional skull-based procedures, i.e. ENT surgery.

The SonaStar System provides powerful precise aspiration following the ultrasonic ablation of hard or soft tissue. The SonaStar has been used for a wide variety of surgical procedures using both open and minimally invasive approaches, including neurosurgery, liver surgery, and gynecological surgery. An additional option for the SonaStar is the use of OsteoSculpt® probe tips, which allows for the precise shaping, or shaving of bony structures that prevent open access to partially or completely hidden soft tissue masses.

The SonicOne Ultrasonic Cleansing and Debridement System is a highly innovative, tissue specific approach for the effective removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue specific capability is, in part, due to the fact that healthy and viable tissue structures have a higher elasticity and flexibility than necrotic tissue and are more resistant to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment and, usually, a reduced pain sensation. SonicOne establishes a new standard in wound bed preparation, which is the essential first step in the healing process, while speeding the progression toward full patient healing.

The Company continues to manufacture the LySonix® Ultrasonic Liposuction System. In ultrasonic liposuction, tissue is emulsified via a process known as ‘cavitation’ that liquefies the fat, which then is aspirated or suctioned from the body. This product is marketed and distributed worldwide on a non-exclusive basis through the Mentor division of Johnson & Johnson. The cosmetic surgery market continues to grow, although at a slower rate during difficult economic times; therefore, moderate growth for this product offering is anticipated in the near future.

The Company is in the second half of a long term agreement with Covidien plc (“Covidien”) that grants worldwide manufacturing and marketing rights for the AutoSonix Ultrasonic Cutting and Coagulating System, which is used for a variety of laparoscopic surgical procedures. This important partnership demonstrates the versatility and scope of the Company’s therapeutic ultrasonic technology.

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

In accordance with the Asset Purchase Agreement with Mystaire, Misonix retained, among other items, the existing accounts receivable, inventory, accounts payable and accrued expenses of the Laboratory and Forensic Safety Products business. After considering the proceeds received of $1,500,000 in cash, professional fees of $25,000 in connection with the sale and the net book value of the assets sold of $24,000, which was comprised primarily of property and equipment, Misonix reported a gain on sale of $1,451,000 and recorded income taxes of $242,000 on the gain during the fiscal year ended June 30, 2012. The earn-out will not be factored into the gain on sale until it is earned by Misonix. As of June 30, 2013 no earn-out has been recorded.

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

On July 19, 2011, PuriCore Limited and the Company reached an agreement to settle the Lawsuit (the “Settlement”). The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc’s obligation under the SPA to pay up to $1,000,000 of the previously unrecorded, contingent commissions (as described above), (ii) pay PuriCore, Inc. (“PuriCore”), an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited’s legal costs which had been accrued for as of June 30, 2011 and subsequently paid and (iii) enter into a Product License and Distribution Agreement, dated as of July 19, 2011, with Puricore (the “Distribution Agreement”). See “— Medical Devices.”

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Total payments through June 30, 2013 were $504,788. Payments received during the fiscal year ended June 30, 2013 and 2012 totaled $250,000 and $254,788, respectively.

Medical Devices

On June 1, 2011, Misonix entered into a five-year exclusive U.S. distribution agreement with Anika Therapeutics S.r.l. (“Anika”), a wholly owned subsidiary of Anika Therapeutics, Inc. (NASDAQ: ANIK), a leader in products for tissue protection, healing and repair. Misonix will sell and distribute Anika's Hyalomatrix® product, a skin substitute based on hyaluronic acid technology. Hyalomatrix is indicated for treatment of a wide range of acute and chronic wounds and will be a companion product for the SonicOne.

During fiscal 2013 Misonix terminated the Anika agreement and has reserved a majority of the inventory it has on hand in the amount of approximately $532,000 due to the product approaching its expiration date. The Company is in the process of negotiating a final settlement.

Pursuant to the Distribution Agreement with Puriciore, the Company has been granted the right to distribute PuriCore’s Vashe® solution products in the United States, on a private label basis and called the Misonix Soma product, as an antibacterial, antimicrobial irrigating solution for the treatment of human wound care in conjunction with therapeutic ultrasonic procedures (the “Field”). PuriCore has agreed, subject to modification, not to sell the products that are the subject of the Distribution Agreement (the “Licensed Products”) to any other therapeutic ultrasound company for distribution in the Field in the United States (“Exclusivity”). The Company has agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties other than the Licensed Products so long as the Company has Exclusivity.

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

During the initial three year term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the “Minimum Payment”). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company’s right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration (“FDA”) has made a final determination that prohibits the sale of the Licensed Products for use in the Field. During our fiscal fourth quarter 2013 the Company attempted to terminate its contract with PuriCore due to management’s belief that the products subject to the Distribution Agreement are non-conforming. Puricore has disputed the Company’s ability to terminate the Distribution Agreement. The parties have initiated discussions regarding the financial impact of the termination of the Distribution Agreement. As of September 21, 2013, based on present discussions, we believe the dispute will be settled on the basis of mutual releases without the payment of monies on either side. The Company has reserved the entire inventory on hand of $302,596. The Company has accrued the contractual quarterly amount for the minimum gross profit in the fiscal fourth quarter 2013 in the amount of $188,125 bringing the total minimum gross profit accrual to $439,508. This accrual will be reversed upon the parties signing the releases.

In October 1996, the Company entered into a twenty-year license agreement (the "Covidien License") with Covidien Ltd. The Covidien License covers the further development of the Company's medical technology relating to ultrasonic cutting, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The Covidien License gives Covidien exclusive worldwide marketing and sales rights for this technology and device. Total sales of this device were approximately $110,437 and $1,484,000 for the fiscal years ended June 30, 2013 and 2012, respectively. Total royalties from sales of this device were approximately $2,369,000 and $488,000 for the fiscal years ended June 30, 2013 and 2012, respectively.

The Company is currently negotiating a new distribution agreement with Mentor for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery. Total sales of this device were approximately $381,744 and $1,492,000 for the fiscal years ended June 30, 2013 and 2012, respectively.

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended June 30,			For the years ended June 30,
	2013	2012		2013	2012
United States	$1,996,969	$3,607,418	United States	$7,649,041	$9,297,719
Australia	37,135	73,856	Australia	358,509	238,926
Europe	762,499	576,074	Europe	3,062,307	2,495,582
Asia	525,776	377,720	Asia	1,619,255	1,430,708
Canada and Mexico	79,350	152,846	Canada and Mexico	516,088	499,162
South America	156,680	320,684	South America	735,060	775,309
South Africa	126,327	171,834	South Africa	489,756	425,084
Middle East	74,247	20,088	Middle East	397,210	515,510
	$3,758,983	$5,300,520		$14,827,226	$15,678,000

On December 12, 2012, the Company announced the termination of its distribution agreement with Aesculap, Inc. (“Aesculap”) for the BoneScalpel as of January 1, 2013. Since January 2011, Aesculap has been a non-exclusive, private label distributor of the BoneScalpel, in the United States, for clinical applications in spine surgery and cranial surgery. Under the non-exclusive distribution agreement, Aesculap retains the right to sell BoneScalpel disposables to certain, limited hospital accounts, post termination, which are covered by binding supply agreements for varying periods of time not to exceed 3 years.  Termination required Misonix to purchase all hardware inventories in Aesculap’s possession, which has been recorded as either fixed assets or inventory.

Market and Customers

There is no concentration with any one customer in sales. Total royalties from Covidien related to their sales of the Company’s ultrasonic cutting products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $2,369,000 and $488,000 during the fiscal years ended June 30, 2013 and 2012, respectively. Accounts receivables from Covidien were approximately $718,000 and $696,000, which includes $711,000 and $586,000 of royalty income receivable at June 30, 2013 and 2012, respectively. Accounts receivables from Aesculap were approximately $324,000 and $532,000 at June 30, 2013 and 2012, respectively. At June 30, 2013 and 2012, the Company’s accounts receivables with customers outside the United States were approximately $1,086,000 and $700,000, respectively. The Company sells the BoneScalpel, SonaStar and SonicOne Wound Cleansing and Debridement System through direct sales persons and sales agents in the United States and through distributors outside the United States.

The Company sells its SonicOne Wound Cleansing and Debridement System, through direct sales persons and sales agents or distributors worldwide.

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

The Company has embarked upon a strategy to consign units, primarily the BoneScalpel, in the United States. In an effort to increase the install base of units in the market, even though this has the effect of increasing Property, Plant and Equipment; and we do not receive revenues for these units, it offers the company wider acceptance of the product and ultimately increase our revenues through the sale of disposables.

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

Competition

Competition in the medical device products industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems greater than the Company's. Some of the Company's major competitors are Johnson & Johnson, Valley Lab, a division of Tyco Healthcare, Integra Life Sciences, Inc., Sööring, and Stryker.

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

Patents, Trademarks, Trade Secrets and Licenses

The following is a list of the U.S. patents which have been issued to the Company:

Number		Description	Issue Date	Expiration Date

5,443,456		Guidewire guides — relating to the Company's Alliger System for a catheter with collapsible wire guide.	08/22/1995	02/10/2014

5,371,429	*	Flow-thru transducer — relating to the Company's liposuction system and its ultrasonic laboratory and scientific products for an electromechanical transducer device.	12/06/1994	09/28/2013

D478165		Cannula for ultrasonic probe.	08/05/2003	08/05/2017

5,465,468		Flow-thru transducer — relating to the method of making an electromechanical transducer device to be used in conjunction with the Company's soft tissue aspiration system and ultrasonic laboratory and scientific products.	11/14/1995	12/06/2014

5,527,273	*	Ultrasonic probes — relating to an ultrasonic lipectomy probe to be used with the Company's soft tissue aspiration technology.	06/18/1996	10/06/2014

5,769,211		Autoclavable switch — relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures.	06/23/1998	01/21/2017

5,562,609		Ultrasonic surgical probe.	10/08/1996	10/07/2014

5,562,610		Needle for ultrasonic surgical probe.	10/08/1996	10/07/2014

Number		Description	Issue Date	Expiration Date
6,033,375		Ultrasonic probe with isolated and Teflon coated outer cannula.	03/07/2000	12/23/2017

6,270,471		Ultrasonic probe with isolated outer cannula.	08/07/2001	12/23/2017

6,443,969		Ultrasonic blade with cooling.	09/03/2002	08/15/2020

6,379,371		Ultrasonic blade with cooling.	04/30/2002	11/15/2019

6,375,648		Infiltration cannula with Teflon coated outer surface.	04/23/2002	10/02/2018

6,063,050		Ultrasonic dissection and coagulation system.	05/16/2000	10/16/2017

6,036,667		Ultrasonic dissection and coagulation system.	03/14/2000	08/14/2017

6,582,440		Non-clogging catheter for lithotripsy.	06/24/2003	12/26/2016

6,454,730		Thermal film ultrasonic dose indicator.	09/24/2002	04/02/2019

6,613,056		Ultrasonic probe with low-friction bushings.	09/02/2003	02/17/2019

6,648,839		Ultrasonic medical treatment device for RF cauterization and related method.	11/18/2003	05/08/2022

6,736,814		Ultrasonic medical treatment device for bipolar RF cauterization and related method.	05/18/2004	02/28/2022

6,799,729		Ultrasonic cleaning and atomizing probe.	10/05/2004	10/05/2021

6,869,439		Ultrasonic dissector.	03/22/2005	03/22/2022

6,902,536		RF cauterization and ultrasonic ablation.	06/07/2005	06/07/2022

6,377,693	**	Tinnitus masking using ultrasonic signals.	06/23/1994	06/23/2014

5,663,727	**	Frequency response analyzer and shaping apparatus and digital hearing enhancement apparatus and method utilizing the same.	06/23/1995	06/23/2015

7,442,168		High efficiency medical transducer with ergonomic shape and method manufacture.	10/28/2008	04/01/2023

7,223,267		Ultrasonic probe with detachable slidable cauterization forceps.	02/06/2004	02/06/2024

7,717,913		Cauterization and ultrasonic ablation instrument with multi hole collar and electrode MTG sleeve.	05/18/2010	11/04/2024

7,776,027		Medical handpiece with automatic power switching means.	08/17/2010	07/11/2022

6,492,762		Ultrasonic transducer, transducer array, and fabrication method.	12/10/2002	03/22/2020

6,787,974		Ultrasound transducer unit and planar ultrasound lens.	09/07/2004	11/21/2021

6,461,314		Intrabody HIFU applicator.	10/8/2002	02/02/2020

Number	Description	Issue Date	Expiration Date
D627,463	Ultrasonic wound treatment probe.	01/27/2010	11/24/2024

7,931,611	Ultrasonic wound debrider probe and method of use.	03/23/2005	10/15/2027

D627,463	Ultrasonic wound treatment probe.	08/30/2011	08/30/2025

8,025,672	Ultrasonic wound treatment method and apparatus.	09/27/2011	08/29/2026

8,109,925	Treatment of breast disease with vibrating device.	02/07/2012	05/25/2027

D667,117	Ultrasonic bone cutting blade.	09/11/2012	09/11/2026

8,343,178	Method for ultrasonic tissue excision with tissue selectivity.	01/01/2013	12/30/2031

8,353,912	Ultrasonic spinal surgery method.	01/15/2013	08/12/2030

D680,218	Ultrasonic bone cutting blade.	04/16/2013	04/16/2027

8,430,897	Ultrasonic wound debrider probe and method of use.	04/30/2013	03/11/2028

8,444,629	Medical handpiece with automatic power switching means.	05/21/2013	01/12/2031

D683,087	Surgical instrument sleeve.	06/25/2013	06/25/2027

*	Patents valid also in Japan, Europe and Canada.

**	Owned by Hearing Innovations, Inc.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration	Registration
Number	Date	Mark	Goods	Renewal Date

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely, ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers.	02/10/2014

3,373,435	01/22/2008	SonicOne	Ultrasonic surgical systems.	01/22/2018

3,583,091	03/03/2009	Osteosculpt	Surgical devices and instruments, namely, ultrasonic cutters and ablators.	03/03/2019

3,775,329	04/13/2010	Sonastar	Ultrasonic medical devices namely ultrasonic surgical aspirators, ultrasonic scalpels and ultrasonic bone shavers.	04/13/2020

Backlog

As of June 30, 2013, the Company's backlog (firm orders that have not yet been shipped) was $578,897, as compared to $2,028,820 as of June 30, 2012.

Employees

As of June 30, 2013, the Company employed a total of 71 full-time employees, including 19 in management and supervisory positions. The Company considers its relationship with its employees to be good.

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

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth immediately prior to the beginning of Item 1 of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations. The following list sets forth many, but not all, of the factors that could impact the Company’s ability to achieve results discussed in any forward leading statement. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

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

In addition, we may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert our intellectual property rights against claimed infringement by others. Any legal action of that type could be costly and time consuming to us and no assurances can be made that any lawsuit will be successful.

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

Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our financial condition, results of operations or cash flows.

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

Specifically, one of the new law's components is a 2.3% excise tax on sales of most medical devices, starting in January 2013. This tax may put increased cost pressure on medical device companies, including our customers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for products we produce in order to offset the tax.

We are subject to extensive anti-corruption laws and regulations.

Our international operations must comply with U.S. law, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business regardless of whether those practices are legal or culturally expected in the foreign jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although we are not aware of any incidents, we could be the subject to claims that may adversely impact our business, results of operations, financial condition and reputation. Violations of these laws could result in criminal or civil sanctions.

We are experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.

Our medical devices and our business activities are subject to rigorous regulation, including by the U.S. FDA , DOJ, and numerous other federal, state and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. Certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Company occupies approximately 34,400 square feet at 1938 New Highway, Farmingdale, New York. The Company pays rent of approximately $23,000 a month, which includes a pro rata share of real estate taxes, water, sewer and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The Company's common stock, $.01 par value ("Common Stock"), is listed on the Nasdaq Global Market ("Nasdaq") under the symbol "MSON".

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by Nasdaq:

	High	Low
Fiscal 2013:
First Quarter	$4.38	$2.15
Second Quarter	9.13	4.01
Third Quarter	8.55	2.98
Fourth Quarter	6.91	5.00

	High	Low
Fiscal 2012:
First Quarter	$2.53	$1.77
Second Quarter	2.21	1.50
Third Quarter	2.19	1.60
Fourth Quarter	2.45	1.88

(b)	As of September 3, 2013, the Company had 7,191,930 shares of Common Stock outstanding and 72 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c)	The Company has not paid any cash dividends since its inception. The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Equity Compensation Plan Information:

			Number of
			securities
			remaining for
			future
	Number of	Weighted	issuance
	securities to	average	under
	be	exercise	equity
	issued upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I. 1996 Directors Plan	105,000	$5.87	-
II. 1996 Plan	41,000	5.83	-
III. 1998 Plan	14,750	6.47	-
IV. 2001 Plan	400,730	4.84	-
V. 2005 Plan	427,700	2.23	6,625
VI. 2005 Directors Plan	195,000	3.66	5,000
VII. 2009 Plan	425,811	2.61	63,100
VIII. 2009 Directors Plan	120,000	5.32	80,000
IX. 2012 Plan	-	-	500,000
X. 2012 Directors Plan	-	-	200,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,729,991	$3.65	854,725

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

All of the Company's sales have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products, and laboratory and scientific products, which include ductless fume enclosures for filtration of gaseous emissions in laboratory and forensic markets. See “Item 1. Business - Discontinued Operations - Laboratory and Forensic Safety Products Business.”

Fiscal years ended June 30, 2013 and 2012:

Net sales:

Net sales decreased $850,774 to $14,827,226 in fiscal 2013 from $15,678,000 in fiscal 2012. The decrease is due to lower AutoSonic revenue of $1,383,862, lower Lysonix revenue of $994,335, lower SonaStar revenue of $573,498, along with lower revenue from service contracts of $53,877, partially offset by higher BoneScalpel revenue of $1,578,890 and higher SonicOne revenue of $560,761.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the years ended June 30, 2013 and June 30, 2012:

	For the years ended June 30,
	2013	2012	Variance
BoneScalpel	$6,343,146	$4,764,256	$1,578,890
SonicOne	1,857,396	1,296,635	560,761
SonaStar	5,311,043	5,884,541	(573,498)
Other	1,315,641	3,732,568	(2,416,927)
	$14,827,226	$15,678,000	$(850,774)

	For the years ended June 30,
	2013	2012
United States	$7,649,041	$9,297,719
Australia	358,509	238,926
Europe	3,062,307	2,495,582
Asia	1,619,255	1,430,708
Canada and Mexico	516,088	499,162
South America	735,060	775,309
South Africa	489,756	425,084
Middle East	397,210	515,510
	$14,827,226	$15,678,000

Net sales for the three months ended June 30, 2013 were $3,758,983, a decrease of $1,541,537. The sales decrease is mainly due to lower AutoSonic revenue of $659,747, lower SonaStar revenue of $338,795, lower Lysonix revenue of $243,515, lower BoneScalpel sales of $141,840, lower SonicOne revenue of $87,387 and lower service revenue of $57,106.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended June 30, 2013 and June 30, 2012:

	Three months ended June 30,
	2013	2012	Variance
BoneScalpel	$1,511,941	$1,653,781	$(141,840)
SonicOne	430,187	517,574	(87,387)
SonaStar	1,398,168	1,736,963	(338,795)
Other	418,687	1,392,202	(973,515)
	$3,758,983	$5,300,520	$(1,541,537)

	Three months ended June 30,
	2013	2012
United States	$1,996,969	$3,607,418
Australia	37,135	73,856
Europe	762,499	576,074
Asia	525,776	377,720
Canada and Mexico	79,350	152,846
South America	156,680	320,684
South Africa	126,327	171,834
Middle East	74,247	20,088
	$3,758,983	$5,300,520

Gross profit:

Gross profit decreased to 49.9% in fiscal 2013 from 58.8% in fiscal 2012. The decrease is primarily related to the increase in minimum gross profit accrual related to the Soma product, along with increased inventory reserves for both Soma and Anika products due to their reaching their expiration dates. The inventory reserves had a 5.5% adverse effect on gross profit.

Gross profit decreased to 34.2% for the three months ended June 30, 2013 from 57.7% for the three months June 30, 2012. The decrease in gross profit is primarily due to the increase in the gross profit accrual related to the Soma product along with increased inventory reserves. These items had a 24% adverse impact on gross profit.

Selling expenses:

Selling expenses increased $1,744,373 to $6,776,204 (46% of sales) in fiscal 2013 from $5,031,831 (32% of sales) in fiscal 2012. The increase in selling expenses is related to higher personnel expenses of $942,983, higher commissions of $404,369, higher travel expenses of $154,102, higher advertising expenses of $82,514, higher training, depreciation, freight and consulting expenses of $155,130 and other expenses of $5,275.

Selling expenses for the three months ended June 30, 2013 increased $595,585 to $2,007,337 (53% of sales) from $1,411,752 (27% of sales). The increase in selling expenses is due to higher personnel costs of $235,620, higher commissions of $248,291, higher travel, advertising and depreciation expense of $95,391 and other unfavorable expenses of $6,283.

General and administrative expenses:

General and administrative expenses increased $69,935 to $4,446,489 in fiscal 2013 from $4,376,554. The increase is due to higher stockholder relation expenses of $62,772 and other unfavorable expenses of $7,163. For the three months ended June 30, 2013, general and administrative expenses increased $53,489 to $1,155,818 from $1,102,320. The increase in expense is mainly due to higher non-cash compensation expenses of $45,445 and other unfavorable expenses of $8,053.

Research and development expenses:

Research and development expenses increased $203,833 to $1,496,058 in fiscal 2013 from $1,292,225 in fiscal 2012. The increase in expenses is due to higher salary expense of $125,835, higher product development expenses of $69,715, and other unfavorable expenses of $8,283. For the three months ended June 30, 2013, research and development expenses increased $7,528 to $352,769 from $345,241 from the three months ended June 30, 2012.

Other income:

Other income increased $1,710,640 in fiscal 2013 to $2,396,829 from $686,186 in fiscal 2012. The increase is due to higher royalty revenue of $1,893,142, partially offset by higher royalty expenses of $109,361. The increase in royalty expense is due to a net fee recovery of $182,000 of the BoneScalpel royalty expense which we were not obligated to pay in the second quarter of fiscal 2012. For the three months ended June 30, 2012, other income increased $546,646 due to higher royalty income of $584,442.

Income taxes: In fiscal 2013 the income tax benefit for continuing operations had an effective tax rate of 3%. Overall, when considering discontinued operations, the Company had minimal income tax expense. In prior years the Company established a valuation allowance against deferred tax assets due to the net loss from operations over the past 5 years which caused management to conclude that it is more likely than not that its deferred tax assets may not be fully realized.

Discontinued operations:

The following represents the results of the Laboratory and Forensic Safety Products business along with legal and other expenses associated with Labcaire and Misonix HIFU Technologies Limited which are included in discontinued operations:

	For the years ended
	June 30,
	2013	2012
Revenues	$19,901	$1,552,153
Income/(loss) from discontinued operations, before tax	$5,449	$(535,223)
Gain on sale of discontinued operations	250,000	1,705,414
Income tax expense	(79,667)	(195,101)
Net income from discontinued operations net of tax	$175,782	$975,090

Refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 for further discussion of the nature of discontinued operations.

 Liquidity and Capital Resources:

Working capital at June 30, 2013 and June 30, 2012 was $9,717,000 and $11,734,000, respectively. For the fiscal year ended June 30, 2013, cash used in operations totaled $396,045, due to the net loss from continuing operations of $2,846,747 partially offset by higher accounts payable and accrued expenses of $895,337, higher depreciation, amortization and other non-cash items of $785,437, higher stock-based compensation of $488,472, lower accounts receivable of $124,541, lower inventory of $92,926 and higher allowance for bad debt of $58,902. For the fiscal year 2013, cash used in investing activities totaled $615,961, primarily consisting of the purchase of property, plant and equipment and increased demonstration equipment for the BoneScalpel during the regular course of business along with the purchase of assets from Aesculap. For the fiscal year 2013, cash provided by financing activities was $369,646. Cash provided by discontinued operations was $175,782.

As of June 30, 2013, the Company had a cash balance of $5,806,437 and believes it has sufficient cash to finance operations for at least the next 12 months.

The Company maintains cash balances at various financial institutions. At June 30, 2013, these financial institutions held cash that was approximately $5,569,117 in excess of amounts insured by the Federal Deposit Insurance Corporation.

Commitments

The Company has commitments under operating leases that will be funded from operating sources. At June 30, 2013, the Company's contractual cash obligations and commitments relating to operating leases are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Operating leases	326,572	392,846	7,540	-	726,958
	$326,572	$392,846	$7,540	-	$726,958

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

Revenue Recognition: The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination points are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return and payment for these shipments is not contingent on sales by the distributor. Accordingly, the Company recognizes revenue on shipments to distributors in the same manner as with other customers. Service contract income is recognized when earned.

Goodwill: Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2013 and 2012 in the respective fourth quarter. No impairment of goodwill was deemed to exist.

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

Financial accounting standards establish guidance for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Financial accounting standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures requirements.

Stock-Based Compensation: The fair value of the Company’s outstanding stock options is estimated based upon option price, volatility, the risk free rate, and the average time the shares are held. It is then amortized over the vesting period. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on cash and certain items in inventory.

Item 8. Financial Statements and Supplemental Data.

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See "Index to Consolidated Financial Statements" on page 46.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2013.  In order to assist in the testing of our internal controls, the Company engaged a third-party to assist in the testing and evaluation of our internal control systems.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The Company currently has seven Directors (the “Board”). Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

			Director
Name	Age	Principal Occupation	Since

John Gildea	70	Director	2004

Howard Alliger	86	Director	1971

Dr. Charles Miner III	62	Director	2005

T. Guy Minetti	62	Director	2003

Thomas F. O'Neill	67	Director	2003

Stavros Vizirgianakis	43	Director	2013

Michael A. McManus, Jr.	70	Director, President and Chief Executive Officer	1998

Richard Zaremba	58	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	-

Robert S. Ludecker	46	Vice President, Global Sales and Marketing	-

Dan Voic	51	Vice President of Research and Development and Engineering	-

Ronald Manna	59	Vice President of New Product Development and Regulatory Affairs	-

Frank Napoli	56	Vice President of Operations	-

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

T. Guy Minetti is currently employed as an advisor to Level Four Orthotics and Prosthetics, Inc., a specialty healthcare company which designs and sells customized and prefabricated prosthetic and orthotic products. Until August 2012, he served as Chief Executive Officer of TwigTek, Inc., a company engaged in the remarketing and recycling of used electronics. Prior to joining TwigTek in November 2009, he founded and was the Managing Director of Senior Resource Advisors LLC. Mr. Minetti served as the Vice Chairman of the Board of Directors of 1-800-Flowers.Com, a publicly held specialty gift retailer based in Westbury, New York. Before joining 1-800-Flowers.Com in 2000, Mr. Minetti was a Managing Director of Bayberry Advisors, an investment banking boutique he founded in 1989 to provide corporate finance advisory services to small-to-medium-sized business. From 1981 through 1989, Mr. Minetti was a managing Director of the investment banking firm, Kidder, Peabody & Company. While at Kidder, Peabody, Mr. Minetti worked in investment banking and high yield bond departments. Mr. Minetti is a graduate of St. Michael’s College.

Mr. Minetti has extensive experience as an investment banker and as a director of a public company. The Board believes this experience qualifies him to serve as a director.

Thomas F. O’Neill is a partner at Kimberlite Advisors, LLC. Kimberlite acquired the business of Ranieri Partners Financial Service Group (“RPFSG”) in September 2013. From December 2010 through August 2013, Mr. O’Neill was chairman of RPFSG. RPFSG is in the business of acquiring and managing companies in the financial services sector, including money management and investment management firms. Mr. O’Neill also served as Chairman of the holding company of First Allied, a broker-dealer, controlled by Ranieri Partners.  Prior to joining RPFSG, he was a founding principal of Sandler O'Neill & Partners, L.P., an investment banking firm. He began his Wall Street career at L.F. Rothschild where he specialized in working with financial institutions in Rothschild's Bank Service Group from 1972. He was appointed Managing Director of the Bank Service Group, a group consisting of fifty-five professionals, in 1984. In 1985, he became a Managing Director at Bear Stearns and Co-Manager of the Financial Services Group. Mr. O'Neill serves on the Board of Directors of Archer-Daniels-Midland Company and The Nasdaq Stock Market, Inc. Mr. O'Neill is a graduate of New York University and a veteran of the United States Air Force.

Mr. O'Neill has extensive experience as an investment banker, the founding partner of an investment firm, and as a director of public companies. The Board believes this experience qualifies him to serve as a director.

Stavros Vizirgianakis has a distinguished career in the medical devices arena having worked for US Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region. In addition, he owns a controlling interest in MD Solutions Australasia PTY Ltd., an Australian-based distributor of medical devices. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Mr. Vizirgianakis also serves on the board of Tenaxis Medical and is strategic investor and advisor to numerous medical device startups and established companies in this arena. Mr. Vizirgianakis has a degree in commerce from the University of South Africa.

The Board believes his industry knowledge, sales and marketing experience and his vast international business relationships qualify him to serve as a director.

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

Robert S. Ludecker became Vice President of Global Sales and Marketing in May 2013. Prior to joining the Company, Mr. Ludecker served as Vice President of Global Sales and Marketing for BioMimetic Therapeutics from February 2011 to May 2013, a NASDAQ-listed biotechnology company, specializing in the development and commercialization of products which promote the healing of musculoskeletal injury and diseases, including orthopedic, spine, and sports medicine applications. Prior to BioMimetic, Mr. Ludecker served from February 2008 to February 2011 in a variety of sales and marketing leadership positions with Small Bone Innovations (SBi), a private New York City-based orthopedic company specializing in small bones, and Smith and Nephew, a leading U.K.-based global provider of orthopedic reconstruction implants and a broad portfolio of medical instruments and supplies. Mr. Ludecker holds a B. A. degree from Kenyon College.

Dan Voic became Vice President of Research and Development and Engineering in January 2002. Prior thereto, he served as Engineering Manager and Director of Engineering with the Company. Mr. Voic has approximately 15 years’ experience in both medical and laboratory and scientific products development. Mr. Voic holds an M.S. degree in mechanical engineering from Polytechnic University "Traian Vuia" of Timisoara, Romania and an MS degree in applied mechanics from Polytechnic University of New York.

Ronald Manna became Vice President of New Product Development and Regulatory Affairs of the Company in January 2002. Prior thereto, Mr. Manna served as Vice President of Research and Development and Engineering, Vice President of Operations and Director of Engineering of the Company. Mr. Manna holds a B.S. degree in mechanical engineering from Hofstra University.

Frank Napoli became Vice President of Operations in September 2004. From March 2004 to September 2004, Mr. Napoli was Vice President of Manufacturing for Spellman High Voltage Electronics Corp. Previously Mr. Napoli was Director of Manufacturing for Telephonics Corporation. Mr. Napoli holds a B.S. degree in Mechanical Engineering from the New York Institute of Technology.

Executive officers are elected annually by, and serve at the discretion of, the Board.

	DIRECTOR COMPENSATION FOR THE 2013
	FISCAL YEAR
	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total
Michael A. McManus, Jr.	-	-	-

John Gildea	20,000	73,755	93,755

Howard Alliger	15,000	73,755	88,755

Dr. Charles Miner III	20,000	73,755	93,755

T. Guy Minetti	25,000	73,755	98,755

Thomas F. O'Neill	20,000	73,755	93,755

Stavros Vizirgianakis	3,000	79,713	82,713

Outstanding options at fiscal year-end for Messrs. O'Neill and Minetti are 90,000 shares each; Messrs. Alliger, Gildea, and Miner are 75,000 shares each; Mr. Vizirgianakis is 15,000 shares. Each non-employee director receives an annual fee of $15,000. The Chairman of the Audit Committee receives an additional $10,000 per year cash compensation and the other members of the Audit Committee receive an additional $5,000 per year cash compensation. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2013.

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

Mr. McManus is entitled to severance pay and benefits if he terminates his employment with the Company following a Change in Control (as defined in the Employment Agreement) described later in this Report, to provide him with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes shareholder value. Severance pay and benefits are triggered upon (i) his Involuntary Termination without Cause (as defined in the Employment Agreement) for a reason other than death or Disability (as defined in the Employment Agreement) or (ii) as a result of a Constructive Termination (as defined in the Employment Agreement) which in either case occurs: (x) during the period not to exceed twenty-four (24) months after the effective date of a Change in Control, or (y) before the effective date of a Change in Control, but after the first date on which the Board and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of a Change in Control.

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

Mr. Zaremba has an agreement for the payment of twelve months of annual base salary upon a change in control of the Company.

Tax deductibility of Executive Compensation

Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2013, there was no executive officer's compensation that exceeded $1,000,000.

The following table sets forth information concerning the compensation awarded to, earned by or paid to our named executive officers during the past two fiscal years for services rendered to the Company:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year
and Principal Position	Ended June 30,	Salary ($)	Bonus ($)	Options Awards ($)	Total ($)

Michael A. McManus, Jr.	2013	288,915	100,000	307,296	696,211
President and Chief	2012	286,083	100,000	175,180	561,263
Executive Officer

Richard Zaremba	2013	213,063	30,000	93,172	336,235
Senior Vice President,	2012	206,856	25,000	61,313	293,169
Chief Financial Officer,
Secretary and Treasurer

Michael Ryan *	2013	278,771	15,000	-	293,771
Senior Vice President-Medical	2012	242,282	10,000	61,313	313,595
Division

Dan Voic	2013	164,038	12,000	81,526	257,564
Vice President of	2012	160,029	8,000	52,554	220,583
Research and Development
and Engineering

*	Mr. Ryan was employed by the Company until May 7, 2013.

Employment Agreements

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

OUTSTANDING EQUITY AWARDS FOR THE 2013 FISCAL YEAR

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised		Option	Option
Name	Options (#) Exercisable	Options (#) Unexercisable		Exercise Price ($)	Expiration Date
Michael A. McManus, Jr.
	125,000	-		4.66	11/01/13
	125,000	-		5.18	11/01/14
	100,000	-		1.91	11/04/18
	50,000	-		2.44	09/09/19
	75,000	25,000	(1)	1.82	09/07/20
	50,000	50,000	(2)	2.19	09/13/21
	29,675	89,025	(3)	2.96	09/13/22
	-	6,300	(4)	6.18	12/05/22

Richard Zaremba
	15,000	-		4.70	09/16/13
	12,000	-		8.00	09/15/14
	8,000	-		7.60	09/27/15
	4,000	-		5.82	02/07/16
	12,000	-		3.45	10/20/16
	10,000	-		4.04	09/04/17
	18,000	-		2.04	09/26/18
	1,250	-		.85	12/11/18
	24,000	-		2.44	09/09/19
	22,500	7,500	(1)	1.82	09/07/20
	17,500	17,500	(2)	2.19	09/13/21
	10,000	30,000	(3)	2.96	09/13/22

Michael Ryan (5)	15,000	-		4.98	08/07/13
	18,000	-		2.04	08/07/13
	5,000	-		.85	08/07/13
	24,000	-		2.44	08/07/13
	22,500	7,500	(1)	1.82	08/07/13
	17,500	17,500	(2)	2.19	08/07/13
	-	35,000	(5)	2.96	-

Dan Voic
	15,000	-		4.70	09/16/13
	12,000	-		8.00	09/15/14
	5,000	-		7.60	09/27/15
	2,500	-		5.82	02/07/16
	8,000	-		3.45	10/20/16
	10,000	-		4.04	09/04/17
	15,000	-		2.04	09/26/18
	1,000	-		.85	12/11/18
	18,000	-		2.44	09/09/19
	18,750	6,250	(1)	1.82	09/07/20
	15,000	15,000	(2)	2.19	09/13/21
	8,750	26,250	(3)	2.96	09/13/22

(1)	Options issued 09/07/10 and vest equally over 4 years.

(2)	Options issued 09/13/11 and vest equally over 4 years.

(3)	Options issued 09/09/12 and vest equally over 4 years.

(4)	Options issued 12/05/12 and vest equally over 4 years.

(5)	Mr. Ryan was no longer employed by the Company as of May 7, 2013. Shares no longer vest after date of employment separation.

Stock Options

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2013, options to purchase 41,000 shares were outstanding under the 1996 Plan at exercise prices ranging from $5.18 to $7.60 per share with a vesting period of immediate to three years and options to acquire 105,000 shares were outstanding under the 1996 Directors Plan at exercise prices ranging from $4.99 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2013, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued).  There are no shares available for future grants. At June 30, 2013, options to purchase 838,500 shares under the 1996 Directors Plan have been exercised and options to purchase 115,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2013, options to purchase 14,750 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2013, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2013, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2013, options to purchase 400,730 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $8.00 per share with a vesting period of one to four years. At June 30, 2013, options to purchase 176,256 shares under the 2001 Plan have been exercised and options to purchase 674,275 shares under the 2001 Plan have been forfeited (of which 251,406 options have been reissued). At June 30, 2013, there were no shares available for future grants.

In September 2005, the Board of Directors adopted, and in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2013, options to purchase 427,700 shares were outstanding under the 2005 Plan at exercise prices ranging from $.85 to $6.18 per share with a vesting period of four years. At June 30, 2013, there were 65,675 options exercised under the 2005 Plan and options to purchase 47,750 shares have been forfeited (of which 41,125 options have been reissued). At June 30, 2013, 6,625 shares were available for future grants under the 2005 Plan. At June 30, 2013, options to purchase 195,000 shares were outstanding under the 2005 Directors Plan at exercise prices ranging from $2.41 to $5.42 with a vesting period over three years. At June 30, 2013, there were no options exercised and 5,000 shares were available for future grants under the 2005 Directors Plan.

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2013 options to purchase 425,811 shares were outstanding under the 2009 Plan at exercise prices ranging from $1.82 to $6.18 per share with a vesting period of four years.  At June 30, 2013, there were 11,089 options exercised and options to purchase 67,525 shares were forfeited under the 2009 Plan.  At June 30, 2013, there were 63,100 shares available for future grants under the 2009 Plan.  At June 30, 2013 options to purchase 120,000 shares were outstanding under the 2009 Directors Plan at exercise prices ranging from $2.41 to $6.71 with a vesting period of four years.  At June 30, 2013 there were no options exercised or forfeited under the 2009 Directors Plan.  At June 30, 2013, there were 80,000 shares available for future grants under the 2009 Directors Plan.

In December 2012, the Board of Directors and shareholders adopted the 2012 Employee Equity Incentive Plan (the “2012 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2012 Non-Employee Director Stock Option Plan (the “2012 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2013, there were no options outstanding, exercised, or forfeited under the 2012 Plan. At June 30, 2013, 500,000 shares were available for future grants under the 2012 Plan. At June 30, 2013, there were no options outstanding, exercised, or forfeited under the 2012 Directors Plan. At June 30, 2013, 200,000 shares were available for future grants under the 2012 Directors Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 19, 2013, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

	Common Stock		Percent
Name and Address (1)	Beneficially Owned		of Class

Michael A. McManus, Jr.	823,476	(2)	10.7
Norman H. Pessin	542,897	(3)	7.6
Dimensional Fund Advisors LP	509,915		7.1
Stavros Vizigianakis	380,100		5.3
Richard Zaremba	187,000	(4)	2.6
Dan Voic	168,348	(5)	2.3
T. Guy Minetti	114,500	(6)	1.6
Howard Alliger	111,400	(7)	1.5
Thomas F. O’Neill	85,750	(8)	1.2
John W. Gildea	52,500	(9)	*
Charles Miner	52,500	(10)	*

All executive officers and Directors as a group (eleven people)
	2,082,093	(11)	25.6

* Less than 1%

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Dimensional Fund Advisors LP has a principal business office at 1299 Ocean Avenue, Santa Monica, CA 90401. Norman H. Pessin has a principal business office at 366 Madison Avenue, 14th Floor, New York, New York 10017.

(2)	Includes 544,675 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(3)	Sandra F. Pessin, Mr. Pessin’s spouse, is listed as the beneficial owner of 94,025 of such shares in the statement on Schedule 13D filed by Mr. Pessin and Mrs. Pessin on May 24, 2012 with the SEC.

(4)	Includes 120,000 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.

(5)	Includes 129,000 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.

(6)	Includes 67,500 shares which Minetti has the right to acquire upon exercise of stock options which are currently exercisable.

(7)	Includes 52,500 shares which Mr. Alliger has the right to acquire upon exercise of stock options which are currently exercisable.

(8)	Includes 67,500 shares which Mr. O’Neill has the right to acquire upon exercise of stock options which are currently exercisable.

(9)	Includes 52,500 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.

(10)	Includes 52,500 shares which Dr. Miner has the right to acquire upon exercise of stock options which are currently exercisable.

(11)	Includes the shares indicated in notes (2), (4), (5), (6), (7), (8), (9) and (10).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons.

Stavros Vizigianakis was appointed to the Board of Directors on May 7, 2013. Mr. Vizigianakis owns a controlling interest in MD Solutions Australasia PTY Ltd. and a family member owns one hundred percent of Applied BioSurgical, both independent distributors for the Company. The distributor agreements with such companies pre-date Mr. Vizigianakis’ appointment to the Board of Directors.

Set forth below is a table showing the Company’s net sales and accounts receivable for the years ended June 30, 2013 and 2012 with these distributors:

For the years ended June 30,

Applied Bio Surgical	2013	2012

Sales	$489,592	$427,767
Accounts receivable	130,123	171,834

MD Solutions Australasia PTY Ltd.	2013	2012

Sales	$335,274	$200,870
Accounts receivable	18,700	34,937

Director Independence

The Company is required to have a Board of Directors a majority of whom are “independent” as defined by the Corporate Governance Rules applicable to Nasdaq-listed companies and to disclose those Directors that the Board has determined to be independent. Based on such definition, the Board has determined that all directors other than Mr. McManus, who is an officer of the Company, and Stavros Vizigianakis are independent. See “Item 10. Directors, Executive Officers and Corporate Governance” and “—Transactions with related persons.”

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Grant Thornton LLP ("Grant Thornton") billed the Company $316,235 and $282,049 in the aggregate for services rendered for the audit of the Company's 2013 and 2012 fiscal years, respectively, and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2013 and 2012 fiscal years, respectively.

Audit-Related Fees:

Grant Thornton billed the Company $30,160 and $29,120 for audit-related services as defined by the SEC for the fiscal years ended June 30, 2013 and 2012, respectively.  The audit-related services were for the audits of the Company’s pension plan.

Tax Fees:

Grant Thornton did not render any tax related services, as defined by the SEC, to the Company for the fiscal years 2013 and 2012.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

	3.	Exhibits

	3 (a)	Restated Certificate of Incorporation of the Company. (1)

	3 (b)	By-laws of the Company. (2)

	10.1	Stock Option Plan. (3)

	10.2	Form of Indemnification Agreement. (4)

	10.3	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (5)

	10.4	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation (5)

	10.5	1996 Non-Employee Director Stock Option Plan. (6)

	10.6	1996 Employee Incentive Stock Option Plan. (6)

	10.7	1998 Employee Stock Option Plan. (7)

	10.8	2001 Employee Stock Option Plan. (8)

	10.9	2005 Employee Equity Incentive Plan. (9)

	10.10	2005 Non-Employee Director Stock Option Plan. (9)

	10.11	Asset Purchase Agreement, dated as of April 7, 2009, between MISONIX LLC, MISONIX, INC. and Sonics & Materials, Inc. (10)

	10.12	Employment Agreement dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (11)

	10.13	Share Purchase Agreement, dated August 4, 2009, between MISONIX, INC., Puricore International Limited and Puricore Plc. (12)

	10.14	Loan Note Instrument, dated August 4, 2009, between Puricore International Limited and Labcaire Systems Limited and Puricore Plc. (12)

	10.15	2009 Employee Equity Incentive Plan. (13)

	10.16	2009 Non-Employee Director Stock Option Plan. (13)

10.17	Asset Purchase Agreement, dated October 2, 2009, among Acoustic Marketing Research, Inc., MISONIX, INC. and Medical Imaging Holdings, Inc. (14)

10.18	Asset Purchase Agreement, dated as of May 28, 2010, among MISONIX, INC., MISONIX HIFU TECHNOLOGIES LIMITED, MISONIX LIMITED and USHIFU, LLC. (15)

10.19	[Intentionally omitted]

10.20	Lease Modification Agreement, dated as of June 30, 2010, between Sanwood Realty Co. and the Company. (17)

10.21	Termination Agreement, dated as of October 7, 2010, by and among Aesculap, Inc., MISONIX, INC. and Fibra-Sonics (NY) Inc. (18)

10.22	Product License and Distribution Agreement, dated as of July 19, 2011, by and between PuriCore, Inc. and MISONIX, INC. (19)

10.23	Asset Purchase Agreement, dated as of October 19, 2011, between MISONIX, INC. and Mystaire, Inc. (20)

10.24	Letter Agreement, dated November 14, 2011, by and between MISONIX, INC. and Richard A. Zaremba. (21)

10.25	[Intentionally omitted]

10.26	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (22)

10.27	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (22)

10.28	Letter Agreement, dated May 7, 2013 by and between MISONIX, INC. and Stavros G. Vizirgiankis. (23)

10.29	2012 Employee Equity Incentive Plan. (25)

10.30	2012 Non-Employee Director Stock Option Plan. (25)

14	Code of Ethics. (24)

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-165088).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 9, 2008.

(3)	Incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. No. 33-43585).

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(5)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year 1997.

(6)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(7)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166).

(9)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(10)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 10, 2009.

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 13, 2012.

(12)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 6, 2009.

(13)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(14)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 8, 2009.

(15)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 4, 2010.

(16)	[Intentionally omitted]

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 13, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 22, 2011.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 21, 2011.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 14, 2011.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 13, 2012.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 10, 2013.

(24)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(25)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 4, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

Date: September 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr.	President, Chief Executive Officer, and Director	September 24, 2013
Michael A. McManus, Jr.	(principal executive officer)

/s/ Richard Zaremba	Senior Vice President, Chief Financial Officer,	September 24, 2013
Richard Zaremba	Treasurer and Secretary
(principal financial and accounting officer)

/s/ Howard Alliger	Director	September 24, 2013
Howard Alliger

/s/ T. Guy Minetti	Director	September 24, 2013
T. Guy Minetti

/s/ Thomas F. O'Neill	Director	September 24, 2013
Thomas F. O'Neill

/s/ John Gildea	Director	September 24, 2013
John Gildea

/s/ Charles Miner III	Director	September 24, 2013
Charles Miner III

/s/ Stavros Vizirgianakis	Director	September 24, 2013
Stavros Vizirgianakis

Item 15(a)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the years ended June 30, 2013 and June 30, 2012

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MISONIX, INC. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

September 24 2013

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,806,437	$6,273,015
Accounts receivable, less allowance for doubtful accounts of $214,641 and $155,739, respectively	2,974,641	3,158,084
Inventories, net	4,034,477	4,380,841
Prepaid expenses and other current assets	387,371	306,691
Note receivable	-	198,117
Total current assets	13,202,926	14,316,748

Property, plant and equipment, net	1,326,586	891,822
Goodwill	1,701,094	1,701,094
Intangible and other assets	1,129,321	1,403,173
Total assets	$17,359,927	$18,312,837

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,208,999	$1,507,695
Accrued expenses and other current liabilities	1,276,963	1,074,932
Total current liabilities	3,485,962	2,582,627

Deferred lease liability	23,811	22,996
Deferred income	72,934	117,147
Total liabilities	3,582,707	2,722,770

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,233,884 and 7,082,920 shares issued and 7,156,324 and 7,005,360 shares outstanding, respectively	72,339	70,829
Additional paid-in capital	26,989,559	26,132,951
Accumulated deficit	(12,873,685)	(10,202,720)
Treasury stock, at cost, 77,560 shares	(410,993)	(410,993)
Total stockholders' equity	13,777,220	15,590,067
Total liabilities and stockholders' equity	$17,359,927	$18,312,837

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	June 30,
	2013	2012

Net sales	$14,827,226	$15,678,000
Cost of goods sold	7,427,247	6,467,126
Gross profit	7,399,979	9,210,874

Operating expenses:
Selling expenses	6,776,204	5,031,831
General and administrative expenses	4,446,489	4,376,554
Research and development expenses	1,496,058	1,292,225
Total operating expenses	12,718,751	10,700,610
Loss from operations	(5,318,772)	(1,489,736)

Other income (expense):
Interest income	75	438
Interest expense	(7)	(416)
Royalty income and license fees	2,511,655	619,297
(Royalty expense)/fee recovery	(13,361)	96,000
Other	(101,533)	(29,130)
Total other income	2,396,829	686,189

Loss from continuing operations before income taxes	(2,921,943)	(803,547)

Income tax benefit	(75,196)	(194,782)

Net loss from continuing operations	(2,846,747)	(608,765)
Discontinued operations:
Income/(loss) from discontinued operations net of tax expense of $1,853 and a tax benefit of $89,236, respectively	3,596	(445,987)
Gain from sale of discontinued operations net of tax expense of $77,814 and $284,337, respectively	172,186	1,421,077
Net income from discontinued operations	175,782	975,090
Net (loss)/income	$(2,670,965)	$366,325

Net loss per share from continuing operations - Basic	$(0.40)	$(0.09)
Net income per share from discontinued operations - Basic	0.02	0.14
Net (loss)/income per share - Basic	$(0.38)	$0.05

Net loss per share from continuing operations - Diluted	$(0.40)	$(0.09)
Net income per share from discontinued operations - Diluted	0.02	0.14
Net (loss)/income per share - Diluted	$(0.38)	$0.05

Weighted average shares - Basic	7,050,423	7,001,930
Weighted average shares - Diluted	7,050,423	7,001,930

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2013 and 2012

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2011	7,079,170	$70,792	(77,800)	$(412,424)	$25,787,960	$(10,569,045)	$14,877,283
Net income/comprehensive income	-	-	-	-	-	366,325	366,325
Proceeds from sale of treasury stock	-	-	240	1,431	(927)	-	504
Proceeds from exercise of stock options	3,750	37	-	-	3,150	-	3,187
Stock-based compensation	-	-	-	-	342,768	-	342,768
Balance, June 30, 2012	7,082,920	$70,829	(77,560)	$(410,993)	$26,132,951	$(10,202,720)	$15,590,067
Net loss/comprehensive loss	-	-	-	-	-	(2,670,965)	(2,670,965)
Proceeds from exercise of stock options	150,964	1,510	-	-	368,136	-	369,646
Stock-based compensation	-	-	-	-	488,472	-	488,472
Balance, June 30, 2013	7,233,884	$72,339	(77,560)	$(410,993)	$26,989,559	$(12,873,685)	$13,777,220

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	June 30,
	2013	2012
Operating activities
Net loss from continuing operations	$(2,846,747)	$(608,765)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	785,437	713,524
Bad debt expense	58,902	40,000
Stock-based compensation	488,472	342,768
Deferred income	(36,216)	(95,363)
Deferred lease liability	815	8,953
Changes in operating assets and liabilities:
Accounts receivable	124,541	(1,112,112)
Inventories	92,926	(538,991)
Prepaid expenses and other assets	40,488	262,717
Accounts payable, accrued expenses and other non-cash items	895,337	(431,720)
Net cash used in operating activities	(396,045)	(1,418,989)

Investing activities
Acquisition of property, plant and equipment	(533,239)	(474,277)
Payments for assets acquisition	-	(259,760)
Additional patents	(82,722)	(72,649)
Net cash used in investing activities	(615,961)	(806,686)

Financing activities
Principal payments on capital lease obligations	-	(14,274)
Proceeds from sale of treasury stock	-	504
Proceeds from exercise of stock options	369,646	3,187
Net cash provided by/(used in) financing activities	369,646	(10,583)

Cash flows from discontinued operations
Net cash used in operating activities	(74,218)	(97,628)
Net cash provided by investing activities	250,000	1,725,808
Net cash provided by discontinued operations	175,782	1,628,180

Net decrease in cash and cash equivalents	(466,578)	(608,078)
Cash and cash equivalents at beginning of period	6,273,015	6,881,093
Cash and cash equivalents at end of period	$5,806,437	$6,273,015

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7	$416

Income taxes	$32,341	$20,720

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries, Fibra-Sonics (NY) Inc. and Hearing Innovations, Inc. All significant intercompany balances and transactions have been eliminated.

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	For the years ended June 30,
	2013	2012
United States	$7,649,041	$9,297,719
Australia	358,509	238,926
Europe	3,062,307	2,495,582
Asia	1,619,255	1,430,708
Canada and Mexico	516,088	499,162
South America	735,060	775,309
South Africa	489,756	425,084
Middle East	397,210	515,510
	$14,827,226	$15,678,000

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

Discontinued Operations

	For the years ended
	June 30,
	2013	2012
Revenues	$19,901	$1,552,153
Income/(loss) from discontinued operations, before tax	$5,449	$(535,223)
Gain on sale of discontinued operations	250,000	1,705,414
Income tax expense	(79,667)	(195,101)
Net income from discontinued operations net of tax	$175,782	$975,090

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

In accordance with the Asset Purchase Agreement with Mystaire, Misonix retained among other items, the existing accounts receivable, inventory, accounts payable and accrued expenses of the Laboratory and Forensic Safety Products business. After considering the proceeds received of $1,500,000 in cash, professional fees of $25,000 in connection with the sale and the net book value of the assets sold of $24,000, which was comprised primarily of property and equipment, Misonix reported a gain on sale of $1,451,000 and recorded income taxes of $242,000 on the gain during the fiscal year ended June 30, 2012. The earn-out will not be factored into the gain on sale until it is earned by Misonix. As of June 30, 2013 there has been no earn-out recorded.

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

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Total payments through June 30, 2013 were $504,788. Payments received during the fiscal years ended June 30, 2013 and 2012 totaled $250,000 and $254,788, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

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

On July 19, 2011, PuriCore Limited and the Company reached an agreement to settle the Lawsuit (the “Settlement”). The Settlement provides that the Company (i) forgive in full PuriCore Limited and PuriCore plc’s obligation under the SPA to pay up to $1,000,000 of the previously unrecorded, contingent commissions (as described above); (ii) pay PuriCore, Inc. (“PuriCore”), an affiliate of PuriCore Limited, $650,000 towards PuriCore Limited’s legal costs which had been accrued for as of June 30, 2011 and subsequently paid and (iii) enter into a Product License and Distribution Agreement, dated as of July 19, 2011, with PuriCore (the “Distribution Agreement”).

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

Reclassification

Certain prior period amounts in the accompanying financial statements and related notes have been reclassified to conform to the current period's presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains cash balances at various financial institutions. At June 30, 2013, these financial institutions held cash that was approximately $5,569,117 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

Included in sales from continuing operations are sales to Covidien plc (“Covidien”) of $110,437 and $1,484,000, Aesculap, Inc. (“Aesculap”) of $1,425,708 and $1,533,000 and Mentor (a Johnson and Johnson Company) of $381,744 and $1,492,000 for the fiscal years ended June 30, 2013 and 2012, respectively. Total royalties from Covidien related to their sales of the Company’s ultrasonic cutting products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $2,369,000 and $488,000 during the fiscal years ended June 30, 2013 and 2012, respectively. Accounts receivable for Covidien were approximately $718,000 and $696,000, which included $711,000 and $586,000 of royalty income receivable at June 30, 2013 and 2012, respectively. Accounts receivable from Aesculap were approximately $324,000 and $532,000 and from Mentor were approximately $233,000 and $385,000 at June 30, 2013 and 2012, respectively. At June 30, 2013 and 2012, the Company’s accounts receivable with customers outside the United States were approximately $1,086,000 and $700,000, respectively. The Company sells its BoneScalpel, SonaStar and Sonic One Wound Cleansing and Debridement System through direct sales persons and agents in the United States and through distributors outside the United States.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of raw material, work-in process and finished goods and include purchased materials, direct labor and manufacturing overhead. Management evaluates the need to record adjustments to write down inventory to the lower of cost or market on a quarterly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods and it writes down its inventory for estimated obsolescence based upon the age of inventory and assumptions about future demand and usage. During the year ended June 30, 2013, the Company also established inventory reserves aggregating approximately $835,000, partially resulting from terminating agreements for products not meeting specifications for which the Company is attempting to negotiate a settlement with the product manufacturers. No assurance can be given that the Company will be successful in recovering any of the amounts reserved. Inventory items used for demonstration purposes, rentals or on consignment are classified as property, plant and equipment.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

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

The Company presents taxes collected from customers and remitted to governmental authorities in the consolidated statements of operations on a net basis.

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at June 30, 2013 and 2012.

Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. We primarily utilize a discontinued cashflow model in determining the fair value which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2013 and 2012 as of June 30th each year. No impairment of goodwill was deemed to exist in fiscal 2013 or 2012.

Intangible and Other Assets

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $568,823 and $561,507 at June 30, 2013 and 2012, respectively. Accumulated amortization totaled $554,923 and $479,517 at June 30, 2013 and 2012, respectively. Amortization expense for the years ended June 30, 2013 and 2012 was approximately $75,000 and $59,000, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

Net customer relationships, which are being amortized on a straight-line basis over a five year period, reported in intangible and other assets totaled $360,000 and $520,000 at June 30, 2013 and June 30, 2012, respectively. Accumulated amortization amounted to $440,000 and $280,000 at June 30, 2013 and 2012, respectively. Amortization expenses for the years ended June 30, 2013 and 2012 was $160,000 in each year.

The following is a schedule of estimated future amortization expense as of June 30, 2013:

	Patents	Customer Relationships
2014	$76,404	$160,000
2015	70,842	160,000
2016	67,780	40,000
2017	65,596	-
2018	65,170	-
Thereafter	223,031	-
	$568,823	$360,000

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 For the Years Ended June 30, 2013 and 2012

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

Diluted EPS for the three and twelve months ended June 30, 2013 and the twelve months ended June 30, 2012 presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculations of Diluted EPS for the three and twelve months ended June 30, 2013 and twelve months ended June 30, 2012 are outstanding options to purchase 1,729,991 and 1,820,930 shares, respectively.

Comprehensive (Loss)/Income

Total comprehensive (loss)/income was ($2,670,965) for the year ended June 30, 2013 and $366,325 for the year ended June 30, 2012.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed in the period the advertising first takes place. The Company incurred approximately $141,000 and $105,000 in advertising costs during the years ended June 30, 2013 and 2012, respectively.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

Shipping and Handling

Shipping and handling fees for the years ended June 30, 2013 and 2012 were approximately $47,000 and $53,000, respectively, and are reported as a component of net sales. Shipping and handling costs for the years ended June 30, 2013 and 2012 were approximately $101,000 and $92,000, respectively, and are reported as a component of selling expenses.

Stock-Based Compensation

The Company measures compensation cost for all share based payments at fair value and recognizes the cost over the vesting period.  The Company utilizes the straight line amortization method to recognize the expense associated with the awards with graded vesting terms.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S., Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S.  GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the revised guidance, a company testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If a company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

	June 30, 2013		June 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$5,806,437	$5,806,437	$6,273,015	$6,273,015
Trade accounts receivable	2,974,641	2,974,641	3,158,084	3,158,084
Trade accounts payable	2,208,999	2,208,999	1,507,695	1,507,695
Notes receivable – short term	-	-	198,117	198,117

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

3. Inventories

Inventories are summarized as follows:

	June 30,	June 30,
	2013	2012
Raw material	$2,641,982	$2,172,536
Work-in-process	394,629	875,000
Finished goods	2,358,943	1,795,529
	5,395,554	4,843,065
Less valuation reserve	1,361,077	462,224
	$4,034,477	$4,380,841

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2013	2012
Machinery and equipment	$1,861,167	$1,807,649
Furniture and fixtures	1,185,660	1,115,039
Automobiles	22,328	22,328
Leasehold improvements	443,233	443,233
Demonstration and consignment inventory	1,919,490	1,290,590
	5,431,878	4,678,839
Less: accumulated depreciation and amortization	(4,105,292)	(3,787,017)
	$1,326,586	$891,822

Depreciation and amortization of property, plant and equipment totaled approximately $550,000 and $494,000 for the years ended June 30, 2013 and 2012, respectively.

5. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,	June 30,
	2013	2012
Accrued payroll and vacation	$456,095	$468,505
Accrued bonuses	225,000	200,000
Accrued commissions	200,678	96,644
Accrued professional and legal fees	70,450	74,192
Accrued royalties	8,248	25,275
Deferred income	146,038	44,213
Other	170,454	166,103
	$1,276,963	$1,074,932

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

6. Leases

Misonix has entered into several noncancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2018. The principal building lease provides for a monthly rental of approximately $23,000. The Company also leases certain office equipment and automobiles under operating leases expiring through fiscal 2018.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at June 30, 2013:

Operating
Leases
2014	$326,572
2015	331,309
2016	33,548
2017	27,989
2018	7,540
Total minimum lease payments	$726,958

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $387,000 and $386,000 for the years ended June 30, 2013 and 2012, respectively.

7. Stock-Based Compensation Plans

Stock options are granted with exercise prices not less than the fair market value of our common stock, par value $.01 per share (“Common Stock”), at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the "Committee") not to exceed 10 years. The Committee determines the vesting period for the Company's stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the years ended June 30, 2013 and 2012, the Company granted options to purchase 357,000 and 233,750 shares of the Company's Common Stock, respectively.

Compensation expense is recognized in the general and administrative expenses line item of the Company's consolidated statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2013 and 2012. As of June 30, 2013, there was approximately $1,185,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.9 years.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

Cash received from the exercise of stock options for the years ended June 30, 2013 and 2012 was $369,646 and $3,187, respectively. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. The intrinsic value of stock options exercised during the year ended June 30, 2013 aggregated approximately $488,000.

The weighted average fair value at date of grant for options granted during the years ended June 30, 2013 and 2012 was $3.04 and $1.75 per share, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2013	2012
Risk-free interest rates	2.5%	3.4%
Expected option life in years	6.5	6.5
Expected stock price volatility	75.15%	75.44%
Expected dividend yield	0%	0%

The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The expected option term is based upon the number of years the Company estimates the option will be outstanding based on historical exercises and terminations. The expected dividend yield is based upon historical and projected dividends. The Company estimates volatility based upon historical price changes of the Company’s stock over a period equal to that of the expected life of the option.

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2013, options to purchase 41,000 shares were outstanding under the 1996 Plan at exercise prices ranging from $5.18 to $7.60 per share with a vesting period of immediate to three years and options to acquire 105,000 shares were outstanding under the 1996 Directors Plan at exercise prices ranging from $4.99 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2013, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 182,945 shares have been reissued).  There are no shares available for future grants. At June 30, 2013, options to purchase 838,500 shares under the 1996 Directors Plan have been exercised and options to purchase 115,000 shares have been forfeited (of which none have been reissued). There are no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2013, options to purchase 14,750 shares were outstanding under the 1998 Plan at exercise prices ranging from $3.45 to $7.60 per share with a vesting period of immediate to three years. At June 30, 2013, options to purchase 72,848 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2013, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2013, options to purchase 400,730 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $8.00 per share with a vesting period of one to four years. At June 30, 2013, options to purchase 176,256 shares under the 2001 Plan have been exercised and options to purchase 674,275 shares under the 2001 Plan have been forfeited (of which 251,406 options have been reissued). At June 30, 2013, there were no shares available for future grants.

In September 2005, the Board of Directors adopted and, in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2013, options to purchase 427,700 shares were outstanding under the 2005 Plan at exercise prices ranging from $.85 to $6.18 per share with a vesting period of four years. At June 30, 2013, there were 65,675 options exercised under the 2005 Plan and options to purchase 47,750 shares have been forfeited (of which 41,125 options have been reissued). At June 30, 2013, 6,625 shares were available for future grants under the 2005 Plan. At June 30, 2013, options to purchase 195,000 shares were outstanding under the 2005 Directors Plan at exercise prices ranging from $2.41 to $5.42 with a vesting period over three years. At June 30, 2013, there were no options exercised and 5,000 shares were available for future grants under the 2005 Directors Plan.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2013 options to purchase 425,811 shares were outstanding under the 2009 Plan at exercise prices ranging from $1.82 to $6.18 per share with a vesting period of four years.  At June 30, 2013, there were 11,089 options exercised and options to purchase 67,525 shares were forfeited under the 2009 Plan.  At June 30, 2013, there were 63,100 shares available for future grants under the 2009 Plan.  At June 30, 2013 options to purchase 120,000 shares were outstanding under the 2009 Directors Plan at exercise prices ranging from $2.41 to $6.71 with a vesting period of four years.  At June 30, 2013 there were no options exercised or forfeited under the 2009 Directors Plan.  At June 30, 2013, there were 80,000 shares available for future grants under the 2009 Directors Plan.

In December 2012, the Board of Directors and shareholders adopted the 2012 Employee Equity Incentive Plan (the “2012 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2012 Non-Employee Director Stock Option Plan (the “2012 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2013, there were no options outstanding, exercised, or forfeited under the 2012 Plan. At June 30, 2013, 500,000 shares were available for future grants under the 2012 Plan. At June 30, 2013, there were no options outstanding, exercised, or forfeited under the 2012 Directors Plan. At June 30, 2013, 200,000 shares were available for future grants under the 2012 Directors Plan.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 For the Years Ended June 30, 2013 and 2012

The following table summarizes information about stock option activity during 2013 and 2012:

	Options
			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	Years	Value
Outstanding as of June 30, 2012	1,820,930	$3.60
Granted	357,500	3.83
Exercised	(150,964)	2.45
Forfeited	(95,775)	2.41
Expired	(201,700)	5.10
Outstanding as of June 30, 2013	1,729,991	$3.65	5.4	$2,937,132
Vested and exercisable at June 30, 2013	1,104,817	$3.97	3.6	$1,554,007

Outstanding as of June 30, 2011	1,795,415	$4.06
Granted	233,750	2.19
Exercised	(3,750)	.85
Forfeited	(1,000)	2.13
Expired	(203,485)	6.07
Outstanding as of June 30, 2012	1,820,930	$3.60	5.7	$241,414
Vested and exercisable at June 30, 2012	1,243,868	$4.03	4.7	$96,426

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

The following table summarizes information about stock options outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Number	(Yrs.)	Price	Number	Price
$0.85-2.96	1,007,661	7.1	$2.35	478,787	$2.20
$3.45-4.99	273,000	3.0	$4.50	273,000	$4.50
$5.18-8.00	449,330	3.3	$6.04	353,030	$5.98
	1,729,991	5.4	$3.65	1,104,817	$3.97

As of June 30, 2013 and 2012, 1,729,991 and 1,820,930 shares are reserved for issuance under outstanding options and 854,725 and 433,950 shares are reserved for the granting of additional options, respectively.  All outstanding options expire between September 2013 and September 2021 and vest over periods of up to four years.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

8. Commitments and Contingencies

Employment Agreement

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

Purchase Commitments

As of June 30, 2013 and 2012, the Company had inventory related purchase commitments totaling $1,510,566 and $3,447,250, respectively.

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

On July 19, 2011 Misonix entered into the Distribution Agreement. Pursuant to the Distribution Agreement, the Company has been granted the right to distribute PuriCore’s Vashe® solution products in the United States, on a private label basis and called the Misonix Soma product, as an antibacterial, antimicrobial irrigating solution for the treatment of human wound care in conjunction with therapeutic ultrasonic procedures (the “Field”). PuriCore has agreed, subject to modification, not to sell the products that are the subject of the Distribution Agreement (the “Licensed Products”) to any other therapeutic ultrasound company for distribution in the Field in the United States (“Exclusivity”). The Company has agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties other than the Licensed Products so long as the Company has Exclusivity.

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

During the initial three year term of the Distribution Agreement, the Company is obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the “Minimum Payment”). The Minimum Payment is subject to downward adjustment and elimination in the event that (i) PuriCore chooses to eliminate Exclusivity, (ii) the Company’s right to manufacture the Licensed Products under certain conditions has been triggered but the Company is unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration has made a final determination that prohibits the sale of the Licensed Products for use in the Field. During our fiscal fourth quarter 2013 the Company attempted to terminate its contract with PuriCore due to management’s belief that the products subject to the Distribution Agreement are non-conforming. Puricore has disputed the Company’s ability to terminate the Distribution Agreement. The parties have initiated discussions regarding the financial impact of the termination of the Distribution Agreement. As of September 21, 2013, based on present discussions, we believe the dispute will be settled on the basis of mutual releases without the payment of monies on either side. The Company has reserved the entire inventory on hand of $302,596. The Company has accrued the contractual quarterly amount for the minimum gross profit in the fiscal fourth quarter 2013 in the amount of $188,125 bringing the total minimum gross profit accrual to $439,508. This accrual will be reversed upon the parties signing the releases.

9. Related Party Transactions

Stavros Vizigianakis was appointed to the Board of Directors on May 7, 2013. Mr. Vizigianakis owns a controlling interest in MD Solutions Australasia PTY Ltd. and a family member owns one hundred percent of Applied BioSurgical; both independent distributors for the Company. The distributor agreements pre-date Mr. Vizigianakis’ appointment to the Board of Directors.

Set forth below is a table showing the Company’s net sales and accounts receivable for the years ended June 30, 2013 and June 30, 2012 with these distributors:

For the years ended June 30,

Applied Bio Surgical	2013	2012

Sales	$489,592	$427,767
Accounts receivable	130,123	171,834

MD Solutions Australasia PTY Ltd.	2013	2012

Sales	$335,274	$200,870
Accounts receivable	18,700	34,937

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

10. Income Taxes

Open tax years related to federal and state income tax filings are for the years ended June 30, 2010, 2011, 2012 and 2013. The Company files state tax returns in New York and Texas,. The Company's foreign subsidiaries, Misonix Ltd. and Misonix Urology Services Limited (formerly, UKHIFU Limited) filed tax returns in the United Kingdom. In general, open years related to the United Kingdom for filing are June 30, 2011, 2012, and 2013. As of June 30, 2013 and 2012, the Company has no material unrecognized tax benefits and no accrued interest and penalties.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2013	2012
Deferred tax liabilities:
Depreciation and amortization	$(299,896)	$(237,291)
Total deferred tax liabilities	(299,896)	(237,291)

Deferred tax assets:
Bad debt reserves	56,842	36,535
Accruals and allowances	13,504	13,506
Inventory valuation	611,272	286,527
License fee and other income	59,602	55,653
Stock-based compensation	225,793	225,823
Deferred gain - HIFU and Labcaire	203,946	211,263
Tax credits	534,163	475,386
Net operating loss carry forwards	5,235,264	4,745,221
Other	22,512	5,993
Total deferred tax assets	6,962,898	6,055,907
Valuation allowance	6,663,002	(5,818,616)
Net deferred tax asset	$-	$-

Recorded as:
Current deferred tax asset	$-	$-
Non-current deferred tax liability, net	-	-
	$-	$-

As of June 30, 2013, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies. Based on these considerations, management concluded that it is more likely than not that its deferred tax assets will not be fully realized. The increase in the valuation allowance is primarily due to the net loss from continuing operations.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

As of June 30, 2013, the Company had approximately $13,500,000 of U.S. federal net operating loss carryforwards which expire in tax years between 2026 and 2033.  Of the net operating loss carryforwards, approximately $3,900,000 is subject to the separate return loss rules under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has approximately $456,000 of research and development tax credit carryforwards which expire in the tax years between 2026 and 2033.  In addition, the Company has approximately $78,000 of alternative minimum tax credit which has an indefinite carryforward period.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year ended June 30,
	2013	2012
Current:
Federal	$(79,667)	$(181,016)
State	4,471	(13,766)
Total current	(75,196)	(194,782)

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
	$(75,196)	$(194,782)

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) are as follows:

	Year ended June 30,
	2013	2012
Tax at federal statutory rates	$(993,461)	$(273,206)
State income taxes, net of federal benefit	2,951	(9,086)
Research credit	(58,777)	(50,722)
Stock-based compensation	166,080	116,541
Rate change	-	24,093
Valuation allowance	782,808	(21,306)
Travel and entertainment	24,860	22,099
Other	343	(3,195)
	$(75,196)	$(194,782)

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

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of such products. Total royalties from sales of this device were approximately $2,369,000 and $488,000 for the fiscal years ended June 30, 2013 and 2012, respectively.

12. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Code for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $17,500 or $23,000 if the employee was over 50 years of age for the year ended June 30, 2013. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $38,510 and $41,964 for the years ended June 30, 2013 and 2012, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

13. Quarterly Results (unaudited)

	FISCAL 2013
	Q1	Q2	Q3	Q4	YEAR
Net sales	$4,570,525	$3,474,231	$3,023,487	$3,758,983	$14,827,226
Cost of goods sold (A)	1,843,899	1,626,965	1,482,329	2,474,054	7,427,247
Gross profit	2,726,626	1,847,266	1,541,158	1,284,929	7,399,979

Operating expenses:
Selling expenses	1,458,564	1,545,585	1,764,718	2,007,337	6,776,204
General and administrative expenses	1,042,332	1,092,726	1,155,613	1,155,818	4,446,489
Research and development expenses	397,131	366,257	379,901	352,769	1,496,058
Total operating expenses	2,898,027	3,004,568	3,300,232	3,515,924	12,718,751
Loss from operations	(171,401)	(1,157,302)	(1,759,074)	(2,230,995)	(5,318,772)

Other income(expense):
Interest income	13	25	18	19	75
Interest expense	-	-	-	(7)	(7)
Royalty income and license fees	222,679	522,385	1,025,153	741,438	2,511,655
Royalty(expense)/recovery	(3,698)	(1,415)	(182)	(8,066)	(13,361)
Other	(7,577)	(18,608)	(25,378)	(49,970)	(101,533)
Total other income	211,417	502,387	999,611	683,414	2,396,829

Income/(loss) from continuing operations before income taxes	40,016	(654,915)	(759,463)	(1,547,581)	(2,921,943)

Income tax expense/(benefit)	1,500	2,329	(59,126)	(19,899)	(75,196)

Net income/(loss) from continuing operations	$38,516	$(657,244)	$(700,337)	$(1,527,682)	$(2,846,747)

Discontinued operations:
Net income/(loss) from discontinued operations net of income tax expense/(benefit) of $0, $0, $82,968 and $(3,301)	6,318	3,475	172,007	(6,018)	175,782
Net income/(loss) from discontinued operations	6,318	3,475	172,007	(6,018)	175,782

Net income/(loss)	$44,834	$(653,769)	$(528,330)	$(1,533,700)	$(2,670,965)

Net income/(loss) per share from continuing operations - Basic	$0.01	$(0.09)	$(0.10)	$(0.22)	$(0.40)

Net income per share from discontinued operations – Basic	0.00	0.00	0.02	(0.00)	0.02

Net income/(loss) per share - Basic	$0.01	$(0.09)	$(0.08)	$(0.22)	$(0.38)

Net income/(loss) per share from continuing operations - Diluted	$0.01	$(0.09)	$(0.10)	$(0.22)	$(0.40)

Net income per share from discontinued operations - Diluted	0.00	0.00	0.02	(0.00)	0.02

Net income/(loss) per share - Diluted	$0.01	$(0.09)	$(0.08)	$(0.22)	$(0.38)

A: Includes additional inventory reserves of $835,000 as described in Note 1.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

	FISCAL 2012
	Q1	Q2	Q3	Q4	YEAR
Net sales	$3,217,199	$3,550,535	$3,609,746	$5,300,520	$15,678,000
Cost of goods sold	1,453,407	1,281,561	1,491,225	2,240,933	6,467,126
Gross profit	1,763,792	2,268,974	2,118,521	3,059,587	9,210,874

Operating expenses:
Selling expenses	1,180,252	1,194,045	1,245,782	1,411,752	5,031,831
General and administrative expenses	1,167,820	1,082,385	1,024,029	1,102,320	4,376,554
Research and development expenses	309,974	303,702	333,308	345,241	1,292,225
Total operating expenses	2,658,046	2,580,132	2,603,119	2,859,313	10,700,610
(Loss)/income from operations	(894,254)	(311,158)	(484,598)	200,274	(1,489,736)

Other income(expense):
Interest income	19	139	248	32	438
Interest expense	(212)	(151)	(72)	19	(416)
Royalty income and license fees	138,135	188,372	135,794	156,996	619,297
Royalty(expense)/recovery	(28,570)	149,846	(8,659)	(16,617)	96,000
Other	(14,144)	(6,335)	(4,989)	(3,662)	(29,130)
Total other income	95,228	331,871	122,322	136,768	686,189

(Loss)/income from continuing operations before income taxes	(799,026)	20,713	(362,276)	337,042	(803,547)

Income tax expense/(benefit)	4,960	(207,233)	(85,862)	93,353	(194,782)

Net (loss)/income from continuing operations	$(803,986)	$227,946	$(276,414)	$243,689	$(608,765)

Discontinued operations:
Net (loss)/income from discontinued operations net of income tax expense/benefit of $0, $401,751, $(21,314) and $(185,336)	(79,956)	792,133	61,789	201,124	975,090
Net (loss)/income from discontinued operations	(79,956)	792,133	61,789	201,124	975,090

Net (loss)/income	$(883,942)	$1,020,079	$(214,625)	$444,813	$366,325

Net (loss)/income per share from continuing operations - Basic	$(0.11)	$0.03	$(0.04)	$0.03	$(0.09)

Net (loss)/income per share from discontinued operations - Basic	(0.02)	0.11	0.01	0.03	0.14

Net (loss)/income per share - Basic	$(0.13)	$0.15	$(0.03)	$0.06	$0.05

Net (loss)/income per share from continuing operations - Diluted	$(0.11)	$0.03	$(0.04)	$0.03	$(0.09)

Net (loss)/income per share from discontinued operations - Diluted	(0.02)	0.11	0.01	0.03	0.14

Net (loss)/income per share - Diluted	$(0.13)	$0.15	$(0.03)	$0.06	$0.05

MISONIX, INC. and Subsidiaries

Valuation and Qualifying Accounts

 For the Years Ended June 30, 2013 and 2012

Schedule II

		Column C
	Column B	Additions			Column E
	Balance at	charged			Balance at
Column A	beginning	to cost and	Column D		end of
Description	of period	expenses	(Deductions)		period

Allowance for doubtful accounts:
Year ended June 30:

2013	$155,739	$60,000	$(1,098	)(A)	$214,641

2012	$115,739	$40,000	$0		$155,739

(A) Reduction in allowance for doubtful accounts due to write off of certain accounts receivable balances.

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.