Form 10-Q
period 2013-09-30
MISONIX INC
filed 2013-11-07
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	November 7, 2013
Common Stock, $.01 par value	7,197,036

MISONIX, INC.

INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013	3

Consolidated Statements of Operations for the Three months ended September 30, 2013 and 2012 (Unaudited)	4

Consolidated Statement of Stockholders’ Equity for the Three months ended September 30, 2013 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three months ended September 30, 2013 and 2012 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

Part II - OTHER INFORMATION

Item 1A. Risk Factors	21

Item 6. Exhibits	21

Signatures	22

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$4,653,513	$5,806,437
Accounts receivable, less allowance for doubtful accounts of $229,641 and $214,641, respectively	2,799,336	2,974,641
Inventories, net	4,157,193	4,034,477
Prepaid expenses and other current assets	294,079	387,371
Total current assets	11,904,121	13,202,926

Property, plant and equipment, net	1,185,038	1,326,586
Goodwill	1,701,094	1,701,094
Intangible and other assets	1,073,996	1,129,321
Total assets	$15,864,249	$17,359,927

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,601,445	$2,208,999
Accrued expenses and other current liabilities	1,024,844	1,276,963
Total current liabilities	2,626,289	3,485,962

Deferred lease liability	22,012	23,811
Deferred income	61,881	72,934
Total liabilities	2,710,182	3,582,707

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,267,096 and 7,233,884 shares issued and 7,189,536 and 7,156,324 shares outstanding, respectively	72,671	72,339
Additional paid-in capital	27,250,076	26,989,559
Accumulated deficit	(13,757,687)	(12,873,685)
Treasury stock, at cost, 77,560 shares	(410,993)	(410,993)
Total stockholders' equity	13,154,067	13,777,220
Total liabilities and stockholders' equity	$15,864,249	$17,359,927

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	September 30,
	2013	2012
Net sales	$3,075,584	$4,570,525
Cost of goods sold	1,345,330	1,843,899
Gross profit	1,730,254	2,726,626

Operating expenses:
Selling expenses	1,828,830	1,458,564
General and administrative expenses	1,221,315	1,042,332
Research and development expenses	472,888	397,131
Total operating expenses	3,523,033	2,898,027
Loss from operations	(1,792,779)	(171,401)

Other income (expense):
Interest income	19	13
Royalty income and license fees	912,794	222,679
Royalty expense	-	(3,698)
Other	(6,261)	(7,577)
Total other income	906,552	211,417

(Loss)/income from continuing operations before income taxes	(886,227)	40,016

Income tax expense	2,750	1,500

Net (loss)/income from continuing operations	(888,977)	38,516
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	4,975	6,318
Net income from discontinued operations	4,975	6,318
Net (loss)/income	$(884,002)	$44,834

Net (loss)/income per share from continuing operations - Basic	$(0.12)	$0.01
Net income per share from discontinued operations - Basic	0.00	0.00
Net (loss)/income per share - Basic	$(0.12)	$0.01

Net (loss)/income per share from continuing operations - Diluted	$(0.12)	$0.01
Net income per share from discontinued operations - Diluted	0.00	0.00
Net (loss)/income per share - Diluted	$(0.12)	$0.01

Weighted average shares - Basic	7,182,866	7,005,360
Weighted average shares - Diluted	7,182,866	7,297,690

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

For the three months ended September 30, 2013

	Common Stock,
	$.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2013	7,233,884	$72,339	(77,560)	$(410,993)	$26,989,559	$(12,873,685)	$13,777,220
Net loss/comprehensive loss	-	-	-	-	-	(884,002)	(884,002)
Proceeds from exercise of stock options	33,212	332	-	-	116,573	-	116,905
Stock-based compensation	-	-	-	-	143,944	-	143,944
Balance, September 30, 2013	7,267,096	$72,671	(77,560)	$(410,993)	$27,250,076	$(13,757,687)	$13,154,067

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	September 30,
	2013	2012
Operating activities
Net (loss)/income from continuing operations	$(888,977)	$38,516
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization and other non-cash items	231,271	182,328
Bad debt expense	15,000	13,902
Stock-based compensation	143,944	98,945
Deferred income	(15,051)	(11,053)
Deferred lease liability	(1,799)	203
Changes in operating assets and liabilities:
Accounts receivable	160,305	532,011
Inventories	(146,590)	292,709
Prepaid expenses and other assets	117,120	102,749
Accounts payable, accrued expenses and other non-cash items	(855,675)	(807,842)
Net cash (used in)/provided by operating activities	(1,240,452)	442,468

Investing activities
Acquisition of property, plant and equipment	(5,925)	(41,629)
Additional patents	(28,427)	(17,505)
Net cash used in investing activities	(34,352)	(59,134)

Financing activities
Proceeds from exercise of stock options	116,905	-
Net cash provided by financing activities	116,905	-

Cash flows from discontinued operations
Net cash provided by operating activities	4,975	6,318
Net cash provided by discontinued operations	4,975	6,318

Net (decrease)/increase in cash and cash equivalents	(1,152,924)	389,652
Cash and cash equivalents at beginning of period	5,806,437	6,273,015
Cash and cash equivalents at end of period	$4,653,513	$6,662,667

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$856	$5,935

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2013 (“2013 Annual Report”) of MISONIX, INC. (“Misonix” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2013 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to June 30, 2013.

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended September 30,
	2013	2012
United States	$1,581,270	$2,449,610
Australia	43,340	139,900
Europe	383,590	761,911
Asia	466,267	422,227
Canada and Mexico	84,705	226,060
South America	275,621	297,926
South Africa	93,576	206,683
Middle East	147,215	66,208
	$3,075,584	$4,570,525

Discontinued Operations

Laboratory and Forensic Safety Products Business

On October 19, 2011, Misonix sold its Laboratory and Forensic Safety Products business, which comprised substantially all of the Laboratory and Scientific Products segment, to Mystaire, Inc. for $1.5 million in cash plus a potential additional payment of up to an aggregate $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing (the “earn-out”).The earn-out will not be factored into the gain on sale until it is earned by Misonix. As of September 30, 2013, no earn-out has been recorded

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Total payments through September 30, 2013 were $504,788.

Results of Discontinued Operations

	For the three months ended
	September 30,
	2013	2012
Revenues	$4,975	$4,975
Income from discontinued operations, before tax	$4,975	$6,318
Income tax expense	-	-
Net income from discontinued operations, net of tax	$4,975	$6,318

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

2. Income (Loss) Per Share of Common Stock

Basic net income (loss) per common share (“basic EPS”) is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted income/(loss) per common share (“diluted EPS”) is computed by dividing income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding (consisting of outstanding common stock options) for the period.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the three months ended
	September 30,
	2013	2012
Basic shares	7,182,866	7,005,360
Dilutive effect of stock options	-	292,330
Diluted shares	7,182,866	7,297,690

Excluded from the calculations of diluted EPS are options to purchase 690,780 shares of common stock for the three months ended September 30, 2012. The excluded shares are any share in which the average stock price for the quarter or year–to-date is less than the exercise price of the outstanding options in the period in which the Company has net income.

Diluted EPS for the three months ended September 30, 2013 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,898,079 shares of common stock for the three months ended September 30, 2013.

3. Comprehensive (Loss)/Income

Total comprehensive(loss)/income, which includes results of discontinued operations, was ($884,002) and $44,834 for three months ended September 30, 2013 and 2012, respectively. There are no components of comprehensive (loss)/income other than net (loss)/income for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria and upon a change in control. During the three month periods ended September 30, 2013 and 2012, the Company granted options to purchase 249,000 and 261,200 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the three month periods ended September 30, 2013 and 2012 was approximately $144,000 and $99,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of September 30, 2013, there was approximately $1,975,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.2 years.

Cash in the amount of $116,905 was received from the exercise of stock options for the three month period ended September 30, 2013.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The fair values of the options granted during the periods ended September 30, 2013 and 2012 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the three months ended
	September 30,
	2013	2012
Risk-free interest rate	3.3%	2.5%
Expected option life in years	6.5	6.5
Expected stock price volatility	76.1%	74.7%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$3.76	$2.33

The expected option term is based upon the number of years the Company estimates the option will be outstanding was based on historical exercises and terminations. The expected volatility for the expected life of the options is determined using historical price changes of the Company’s stock over a period equal to that of the expected life of the options. The risk free rate is based upon the U.S. Treasury yield in effect at the time of the grant. The expected dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

Changes in outstanding stock options during the three months ended September 30, 2013 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2013	1,729,991	3.65
Granted	249,000	4.68
Exercised	(33,212)	3.52
Forfeited	(500)	2.96
Expired	(47,200)	4.70
Outstanding as of September 30, 2013	1,898,079	3.76	5.7	$2,083,029
Exercisable and vested at September 30, 2013	1,203,730	3.72	4.3	$1,429,851
Available for grant at September 30, 2013	606,225

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2013 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

5. Income Taxes

For the three months ended September 30, 2013, the Company recorded an income tax expense in continuing operations of $2,750.

For the three months ended September 30, 2013 and 2012, the effective rate on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company established a valuation against the deferred tax asset in prior years when management concluded that it is more likely than not that the deferred tax asset may not be fully realized. Management’s deferred tax asset assessment is unchanged as of September 30, 2013.

As of September 30, 2013 and June 30, 2013, the Company has no material unrecognized tax benefits or accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	September 30,	June 30,
	2013	2013
Raw material	$2,400,768	$2,641,982
Work-in-process	321,038	394,629
Finished goods	2,867,185	2,358,943
	5,588,991	5,395,554
Less valuation reserve	1,431,798	1,361,077
	$4,157,193	$4,034,477

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2013	2013
Accrued payroll and vacation	$415,053	$456,095
Accrued bonuses	50,000	225,000
Accrued commissions	209,000	200,678
Accrued professional and legal fees	76,202	70,450
Deferred income	142,892	146,038
Other	131,697	178,702
	$1,024,844	$1,276,963

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

On July 19, 2011, Misonix entered into a Distribution Agreement (the “Distribution Agreement”) with Puricore, Inc. (“Puricore”). Pursuant to the Distribution Agreement, the Company had been granted the right to distribute PuriCore’s Vashe ® solution products in the United States, on a private label basis and known as the Misonix Soma product, as an antibacterial, antimicrobial irrigating solution for the treatment of human wound care in conjunction with therapeutic ultrasonic procedures (the “Field”). PuriCore had agreed, subject to modification, not to sell the products that were the subject of the Distribution Agreement (the “Licensed Products”) to any other therapeutic ultrasound company for distribution in the Field in the United States (“Exclusivity”). The Company had agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties other than the Licensed Products so long as the Company had Exclusivity.

The Distribution Agreement was for a three (3) year term with automatic renewals for successive two (2) year periods; provided that the Company and PuriCore had agreed upon sales volume targets for each renewal period (such volume targets not to increase by more than ten (10%) percent year over year unless otherwise agreed) and provided that the cost terms would have been no less favorable than the twelve (12) months leading up to the start of such renewal period. In no event would the Distribution Agreement have survived beyond the expiration or invalidation of all of PuriCore’s patents.

During the initial three year term of the Distribution Agreement, the Company was obligated to either purchase or pay a minimum of $2,000,000 in gross margin value to PuriCore for the Licensed Products (the “Minimum Payment”). The Minimum Payment was subject to downward adjustment and elimination in the event that (i) PuriCore chose to eliminate Exclusivity, (ii) the Company’s right to manufacture the Licensed Products under certain conditions had been triggered but the Company was unable to manufacture the Licensed Products or to have the Licensed Products manufactured for it by third parties or (iii) the U.S. Food and Drug Administration had made a final determination that prohibited the sale of the Licensed Products for use in the Field.

During our fiscal fourth quarter 2013, the Company sent a notice to terminate the Distribution Agreement due to management’s belief that the products subject to the Distribution Agreement were non-conforming. Puricore disputed the Company’s ability to terminate the Distribution Agreement.On October 11, 2013, the Company and Puricore mutually terminated the Distribution Agreement and signed a Settlement Agreement resolving all issues without the payment of any monies by either party.A reversal of the previously accrued and unpaid contractual minimum gross profit requirement in the amount of $439,508 will be made in the second quarter of fiscal 2014 as a result of the Settlement Agreement.

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2013 and June 30, 2013:

September 30, 2013	Carrying Amount	Fair Value
Cash and cash equivalents	$4,653,513	$4,653,513
Trade accounts receivable	2,799,336	2,799,336
Trade accounts payable	1,601,445	1,601,445

June 30, 2013	Carrying Amount	Fair Value
Cash and cash equivalents	$5,806,437	$5,806,437
Trade accounts receivable	2,974,641	2,974,641
Trade accounts payable	2,208,999	2,208,999

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 30, 2013, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company determined that there were no indicators that the recorded goodwill was impaired as of September 30, 2013 which required further testing.

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $577,326 and $568,823 at September 30, 2013 and June 30, 2013, respectively. Accumulated amortization totaled $574,847 and $554,923 at September 30, 2013 and June 30, 2013, respectively. Amortization expense for the three month periods ended September 30, 2013 and 2012 was approximately $19,000 and $18,000, respectively.

Net customer relationships reported in intangible and other assets totaled $320,000 and $360,000 at September 30, 2013 and June 30, 2013, respectively. Accumulated amortization amounted to $480,000 at September 30, 2013 and $440,000 at June 30, 2013, respectively. Amortization expense for the three month periods ended September 30, 2013 and 2012 was $40,000. Customer relationships are amortized on a straight-line basis over a five year period.

The following is a schedule of estimated future amortization expense as of September 30, 2013:

		Customer
	Patents	Relationships
2014	$58,391	$120,000
2015	72,883	160,000
2016	69,821	40,000
2017	67,637	-
2018	67,211	-
Thereafter	241,383	-
	$577,326	$320,000

11. Recent Accounting Pronouncements

There have been no recently issued pronouncements that have had or are expected to have a material impact on our financial statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

12. Related Party Transactions

Stavros Vizirgianakis was appointed to the Board of Directors on May 7, 2013. Mr. Vizirgianakis owns a controlling interest in MD Solutions Australasia PTY Ltd and a family member owns one hundred percent of Applied BioSurgical;both independent distributors for the Company. The Company’s distribution agreements with these companies pre-date Mr. Vizirgianakis’ appointment to the Board of Directors.

Set forth below is a table showing the Company’s net sales and accounts receivable for the year ended September 30, 2013 and 2012 with these distributors:

For the three months ended September 30,
Applied Bio Surgical	2013	2012
Sales	$93,576	$206,683
Accounts Receivable	$113,421	$210,233

MD Solutions Australasia PTY Ltd.	2013	2012
Sales	$43,340	$139,900
Accounts Receivable	$43,340	$139,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our” and “us” should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2013, for the fiscal year ended June 30, 2013 (“2013 Form 10-K”). Item 7 of the 2013 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 30, 2013.

Forward Looking Statements

This Report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward looking statements contained in this Report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts, higher than historical costs incurred in the performance of contracts or in conducting other activities, product mix in sales, future economic, competitive and market conditions, and the outcome of legal proceedings as well as management business decisions.

Three months ended September 30, 2013 and 2012.

Net sales: Net sales decreased $1,494,941 to $3,075,584 for the three months ended September 30, 2013 from $4,570,525 for the three months ended September 30, 2012. The decrease in sales is related to lower BoneScalpel revenue of $752,573, lower SonaStar revenue of $436,968, lower SonicOne revenue of $31,923, lower Lysonix revenue of $102,157, lower service revenue of $106,558 and other lower revenue of $64,761. However, there were twelve units consigned in the United States during the three months ended September 30, 2013 compared to four units for the same period in fiscal 2013. This resulted in an increase in domestic disposables excluding Aesculap, Inc. accounts.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012	Variance
BoneScalpel	$1,348,588	$2,101,161	$(752,573)
SonicOne	468,963	500,886	(31,923)
SonaStar	1,135,710	1,572,678	(436,968)
Other	122,323	395,800	(273,477)
	$3,075,584	$4,570,525	$(1,494,941)

	Three months ended September 30,
	2013	2012
United States	$1,581,270	$2,449,610
Australia	43,340	139,900
Europe	383,590	761,911
Asia	466,267	422,227
Canada and Mexico	84,705	226,060
South America	275,621	297,926
South Africa	93,576	206,683
Middle East	147,215	66,208
	$3,075,584	$4,570,525

Gross profit: Gross profit decreased to 56.3% for the three months ended September 30, 2013 from 59.7% for the three months ended September 30, 2012. The decrease is related to unabsorbed factory costs due to lower sales volume, along with an unfavorable sales channel mix, as there was a shift to higher foreign sales.

Selling expenses: Selling expenses increased $370,266 to $1,828,830 for the three months ended September 30, 2013 from $1,458,564 for the three months ended September 30, 2012.  Selling expenses increased due to higher personnel costs of $111,945, primarily from an increase in headcount for customer service and support (including severance), higher travel expenses of $50,621, higher commission expense of $111,881 due to increases in commissionable sales, higher advertising expenses of $41,045, higher depreciation expenses of $42,486 and other unfavorable expenses of $12,288.

General and administrative expenses: General and administrative expenses increased $178,983 to $1,221,211 for the three months ended September 30, 2013 from $1,042,332 for the three months ended September 30, 2012. The increase is primarily related to higher non-cash stock-based compensation expense of $44,999, higher legal expense of $86,748 and higher accounting expense of $27,025 and other unfavorable expenses of $20,211.

Research and development expenses: Research and development expenses increased $75,757 to $472,888 for the three months ended September 30, 2013 from $397,131 for the three months ended September 30, 2012. The increase is primarily due to higher product development costs of $50,709, higher temporary help expense of $16,076 and other unfavorable expenses of $8,972.

Other income (expense): Other income for the three months ended September 30, 2013 was $906,552 as compared to $211,417 for the three months ended September 30, 2012. The increase in other income of $695,135 is mainly due to an increase in royalty income of $690,115 from Covidien plc.

Income taxes: For the three months ended September 30, 2013, the Company recorded an effective tax rate of (.3%), compared to 3.7%, for the three months ended September 30, 2012. The Company estimates its financial statement effective tax rate for the full year, inconclusive of discontinued operations to be approximately 1%. The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

PuriCore Settlement:

As previously disclosed, the Company had entered into a Product License and Distribution Agreement, dated as of July 19, 2011 (the “Distribution Agreement”), with PuriCore, Inc. (“PuriCore”). Pursuant to the Distribution Agreement, the Company had the right to distribute PuriCore’s Vashe ® solutions product in the United States on a private label basis under the name “Soma.” Disputes between the Company and Puricore were finally resolved on October 11, 2013 when the parties executed a Settlement Agreement pursuant to which the Distribution Agreement was terminated with no additional payments required to be made by either Misonix or PuriCore (the “Settlement Agreement”). As a result of entering into the Settlement Agreement, the Company is no longer obligated to pay PuriCore the remaining minimum gross profit requirement in the amount of $439,508 in the second quarter of fiscal 2014. Previously, all appropriate amounts had been recorded by the Company for the fiscal year ending June 30, 2013.

Discontinued Operations

See Note 1 of the notes to consolidated financial statements included in Part I, Item 1 of this Report for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended
	September 30,
	2013	2012
Revenues	$4,975	$4,975
Income from discontinued operations, before tax	$4,975	$6,318
Income tax expense	-	-
Net income from discontinued operations, net of tax	$4,975	$6,318

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

Working capital at September 30, 2013 and June 30, 2013 was $9,278,000 and $9,717,000, respectively. For the three months ended September 30, 2013, cash used in operations totaled $1,240,452, primarily related to operating losses of $888,977, lower accounts payable and other accrued expenses of $855,675, partially offset by depreciation and amortization of $231,271, stock-based compensation of $143,944 and lower prepaid expenses and other assets of $117,120. For the three months ended September 30, 2013, cash used in investing activities was $34,352, primarily due to applications for additional patents. For the three months ended September 30, 2013, cash provided by financing activities was $116,905 from the exercise of stock options. For the three months ended September 30, 2013, cash provided by discontinued operations was $4,975.

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

New Accounting Pronouncements

There have been no recently issued pronouncements that have or are expected to have a material impact on our financial statements. See note 11 to our consolidated financial statements included herein.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A. Risk Factors” section of our 2013 Form 10-K.There have been no material changes from the risk factors disclosed in that Form 10-K.

Item 6. Exhibits.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2013

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard A. Zaremba
Richard A. Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

