Form 10-Q
period 2013-12-31
MISONIX INC
filed 2014-02-05
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	February 5, 2014
Common Stock, $.01 par value	7,234,536

MISONIX, INC.

INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013	3

Consolidated Statements of Operations for the Six months ended December 31, 2013 and 2012 (Unaudited)	4

Consolidated Statements of Operations for the Three months ended December 31, 2013 and 2012 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the Six months ended December 31, 2013 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six months ended December 31, 2013 and 2012 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

Part II - OTHER INFORMATION

Item 1A. Risk Factors	23

Item 6. Exhibits	23

Signatures	24

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2013	2013
		(derived from
		audited
		financial
	(unaudited)	statements)
Assets
Current assets:
Cash and cash equivalents	$5,033,526	$5,806,437
Accounts receivable, less allowance for doubtful accounts of $244,641 and $214,641, respectively	2,870,988	2,974,641
Inventories, net	3,969,972	4,034,477
Prepaid expenses and other current assets	209,898	387,371
Total current assets	12,084,384	13,202,926

Property, plant and equipment, net	1,304,998	1,326,586
Goodwill	1,701,094	1,701,094
Intangible and other assets	1,030,995	1,129,321
Total assets	$16,121,471	$17,359,927

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,154,838	$2,208,999
Accrued expenses and other current liabilities	1,062,988	1,276,963
Total current liabilities	2,217,826	3,485,962

Deferred lease liability	20,212	23,811
Deferred income	75,072	72,934
Total liabilities	2,313,110	3,582,707

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,274,596 and 7,233,884 shares issued and 7,197,036 and 7,156,324 shares outstanding, respectively	72,746	72,339
Additional paid-in capital	27,444,957	26,989,559
Accumulated deficit	(13,298,349)	(12,873,685)
Treasury stock, at cost, 77,560 shares	(410,993)	(410,993)
Total stockholders' equity	13,808,361	13,777,220
Total liabilities and stockholders' equity	$16,121,471	$17,359,927

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the six months ended
	December 31,
	2013	2012

Net sales	$7,197,643	$8,044,756
Cost of goods sold	2,574,739	3,470,864
Gross profit	4,622,904	4,573,892

Operating expenses:
Selling expenses	3,512,529	3,004,149
General and administrative expenses	2,342,241	2,135,058
Research and development expenses	907,907	763,388
Total operating expenses	6,762,677	5,902,595
Loss from operations	(2,139,773)	(1,328,703)

Other income (expense):
Interest income	38	38
Royalty income and license fees	1,722,186	745,064
Royalty expense	-	(5,113)
Other	(11,565)	(26,185)
Total other income	1,710,659	713,804

Loss from continuing operations before income taxes	(429,114)	(614,899)

Income tax expense	5,500	3,829

Net loss from continuing operations	(434,614)	(618,728)
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	9,950	9,793
Net income from discontinued operations	9,950	9,793
Net loss	$(424,664)	$(608,935)

Net loss per share from continuing operations - Basic	$(0.06)	$(0.09)
Net income per share from discontinued operations - Basic	-	-
Net loss per share - Basic	$(0.06)	$(0.09)

Net loss per share from continuing operations - Diluted	$(0.06)	$(0.09)
Net income per share from discontinued operations - Diluted	-	-
Net loss per share - Diluted	$(0.06)	$(0.09)

Weighted average shares - Basic	7,189,136	7,012,734
Weighted average shares - Diluted	7,189,136	7,012,734

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	December 31,
	2013	2012

Net sales	$4,122,059	$3,474,231
Cost of goods sold	1,229,409	1,626,965
Gross profit	2,892,650	1,847,266

Operating expenses:
Selling expenses	1,683,699	1,545,585
General and administrative expenses	1,120,926	1,092,726
Research and development expenses	435,019	366,257
Total operating expenses	3,239,644	3,004,568
Loss from operations	(346,994)	(1,157,302)

Other income (expense):
Interest income	19	25
Royalty income and license fees	809,392	522,385
Royalty expense	-	(1,415)
Other	(5,304)	(18,608)
Total other income	804,107	502,387

Income/(loss) from continuing operations before income taxes	457,113	(654,915)

Income tax expense	2,750	2,329

Net income/(loss) from continuing operations	454,363	(657,244)
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	4,975	3,475
Net income from discontinued operations	4,975	3,475
Net income/(loss)	$459,338	$(653,769)

Net income/(loss) per share from continuing operations - Basic	$0.06	$(0.09)
Net income per share from discontinued operations - Basic	-	-
Net income/(loss) per share - Basic	$0.06	$(0.09)

Net income/(loss) per share from continuing operations - Diluted	$0.06	$(0.09)
Net income per share from discontinued operations - Diluted	-	-
Net income/(loss) per share - Diluted	$0.06	$(0.09)

Weighted average shares - Basic	7,195,406	7,020,107
Weighted average shares - Diluted	7,712,903	7,020,107

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

For the six months ended December 31, 2013

	Common Stock,
	$.01 Par Value		Treasury Stock

					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2013	7,233,884	$72,339	(77,560)	$(410,993)	$26,989,559	$(12,873,685)	$13,777,220
Net loss/comprehensive loss	-	-	-	-	-	(424,664)	(424,664)
Proceeds from exercise of stock options	40,712	407	-	-	130,148	-	130,555
Stock-based compensation	-	-	-	-	325,250	-	325,250
Balance, December 31, 2013	7,274,596	$72,746	(77,560)	$(410,993)	$27,444,957	$(13,298,349)	$13,808,361

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,
	2013	2012
Operating activities
Net loss from continuing operations	$(434,614)	$(618,728)
Adjustments to reconcile net loss to net cash (used in)/ provided by continuing operating activities:
Depreciation and amortization and other non-cash items	459,449	365,092
Bad debt expense	30,000	28,902
Stock-based compensation	325,250	220,979
Deferred income	(3,655)	(22,106)
Deferred lease liability	(3,599)	407
Changes in operating assets and liabilities:
Accounts receivable	73,653	800,649
Inventories	40,631	206,376
Prepaid expenses and other assets	226,765	163,306
Accounts payable, accrued expenses and other non-cash items	(1,262,343)	(438,811)
Net cash (used in)/provided by operating activities	(548,463)	706,066

Investing activities
Acquisition of property, plant and equipment	(292,945)	(134,908)
Additional patents	(72,008)	(42,775)
Net cash used in investing activities	(364,953)	(177,683)

Financing activities
Proceeds from exercise of stock options	130,555	43,856
Net cash provided by financing activities	130,555	43,856

Cash flows from discontinued operations
Net cash provided by operating activities	9,950	9,793
Net cash provided by discontinued operations	9,950	9,793

Net (decrease)/increase in cash and cash equivalents	(772,911)	582,032
Cash and cash equivalents at beginning of period	5,806,437	6,273,015
Cash and cash equivalents at end of period	$5,033,526	$6,855,047

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$11,450	$11,449

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended December 31,			Six months ended December 31,
	2013	2012		2013	2012
United States	$1,827,543	$1,635,550	United States	$3,408,813	$4,085,160
Australia	32,013	141,774	Australia	75,353	281,674
Europe	369,701	958,388	Europe	753,291	1,720,299
Asia	870,793	361,556	Asia	1,337,060	783,783
Canada and Mexico	347,640	29,922	Canada and Mexico	432,345	255,982
South America	434,983	108,462	South America	710,604	406,388
South Africa	72,118	105,584	South Africa	165,694	312,267
Middle East	167,268	132,995	Middle East	314,483	199,203
	$4,122,059	$3,474,231		$7,197,643	$8,044,756

Discontinued Operations

Laboratory and Forensic Safety Products Business

On October 19, 2011, Misonix sold its Laboratory and Forensic Safety Products business, which comprised substantially all of the Laboratory and Scientific Products segment, to Mystaire, Inc. for $1.5 million in cash plus a potential additional payment of up to an aggregate $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing (the “earn-out”). The earn-out will not be factored into the gain on sale until it is earned by Misonix. As of December 31, 2013, no earn-out has been recorded.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of the rights to its high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Total payments through December 31, 2013 were $504,788.

Results of Discontinued Operations

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues	$4,975	$4,975	$9,950	$9,950
Income from discontinued operations, before tax	$4,975	$3,475	$9,950	$9,793
Income tax expense	-	-	-	-
Net income from discontinued operations, net of tax	$4,975	$3,475	$9,950	$9,793

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

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2013	2012	2013	2012
Basic shares	7,189,136	7,012,734	7,195,406	7,020,107
Dilutive effect of stock options	-	-	517,497	-
Diluted shares	7,189,136	7,012,734	7,712,903	7,020,107

Excluded from the calculations of diluted EPS are options to purchase 543,080 shares of common stock for the three months ended December 31, 2013. The excluded shares are any share for which the average stock price for the quarter or year–to-date is less than the exercise price of the outstanding options in the period in which the Company has net income.

Diluted EPS for the six months ended December 31, 2013 and six and three months ended December 31, 2012 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,831,829 and 1,922,905 shares of common stock for the six months ended December 31, 2013 and the three and six months ended December 31, 2012, respectively.

3. Comprehensive (Loss)/Income

Total comprehensive loss, which includes results of discontinued operations, was $424,664 and $608,935 for the six months ended December 31, 2013 and 2012, respectively. Total comprehensive gain/(loss) was $459,338 and ($653,769) for the three month period ended December 31, 2013 and 2012, respectively. There are no components of comprehensive (loss)/income other than net (loss)/income for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria and upon a change in control. During the six month periods ended December 31, 2013 and 2012, the Company granted options to purchase 324,000 and 342,500 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the six month periods ended December 31, 2013 and 2012 was approximately $325,000 and $221,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of December 31, 2013, there was approximately $2,143,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.2 years.

Cash in the amount of $130,555 was received from the exercise of stock options for the six months ended December 31, 2013.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The fair values of the options granted during the six months ended December 31, 2013 and 2012 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the six months ended
	December 31,
	2013	2012
Risk-free interest rate	3.0%	2.5%
Expected option life in years	6.5	6.5
Expected stock price volatility	76.09%	75.1%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$3.95	$2.94

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

Changes in outstanding stock options during the six months ended December 31, 2013 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2013	1,729,991	3.65
Granted	324,000	4.94
Exercised	(40,712)	3.21
Forfeited	(19,250)	4.64
Expired	(162,200)	4.67
Outstanding as of December 31, 2013	1,831,829	3.78	5.6	$3,644,848
Exercisable and vested at December 31, 2013	1,101,555	3.68	4.3	$2,353,430
Available for grant at December 31, 2013	549,975

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2013 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

5. Income Taxes

For the six months ended December 31, 2013, the Company recorded an income tax expense in continuing operations of $5,500.

For the six months ended December 31, 2013 and 2012, the effective rate of (1%) on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company established a valuation against the deferred tax asset in prior years when management concluded that it is more likely than not that the deferred tax asset may not be fully realized. Management’s deferred tax asset assessment is unchanged as of December 31, 2013.

As of December 31, 2013 and June 30, 2013, the Company has no material unrecognized tax benefits or accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2013	2013
Raw material	$2,029,216	$2,641,982
Work-in-process	604,841	394,629
Finished goods	2,797,511	2,358,943
	5,431,568	5,395,554
Less valuation reserve	1,461,596	1,361,077
	$3,969,972	$4,034,477

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2013	2013
Accrued payroll and vacation	$406,279	$456,095
Accrued bonuses	100,000	225,000
Accrued commissions	208,000	200,678
Accrued professional and legal fees	58,954	70,450
Deferred income	127,190	146,038
Other	162,565	178,702
	$1,062,988	$1,276,963

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

During our fiscal fourth quarter 2013, the Company sent a notice to terminate the Distribution Agreement due to management’s belief that the products subject to the Distribution Agreement were non-conforming. Puricore disputed the Company’s ability to terminate the Distribution Agreement. On October 11, 2013, the Company and Puricore mutually terminated the Distribution Agreement and signed a Settlement Agreement resolving all issues without the payment of any monies by either party. A reversal of the previously accrued and unpaid contractual minimum gross profit requirement in the amount of $439,508 was made through cost of goods sold in the quarter ended December 31, 2013 as a result of the Settlement Agreement.

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2013 and June 30, 2013:

December 31, 2013	Carrying Amount	Fair Value
Cash and cash equivalents	$5,033,526	$5,033,526
Trade accounts receivable	2,870,988	2,870,988
Trade accounts payable	1,154,838	1,154,838

June 30, 2013	Carrying Amount	Fair Value
Cash and cash equivalents	$5,806,437	$5,806,437
Trade accounts receivable	2,974,641	2,974,641
Trade accounts payable	2,208,999	2,208,999

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 31, 2013, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company determined that there were no indicators that the recorded goodwill was impaired as of December 31, 2013 which required further testing.

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $599,789 and $568,823 at December 31, 2013 and June 30, 2013, respectively. Accumulated amortization totaled $595,965 and $554,923 at December 31, 2013 and June 30, 2013, respectively. Amortization expense for the three month periods ended December 31, 2013 and 2012 was approximately $21,000 and $18,000, respectively. Amortization expense for the six month periods ended December 31, 2013 and 2012 was approximately $41,000 and $35,000, respectively.

Net customer relationships reported in intangible and other assets totaled $280,000 and $360,000 at December 31, 2013 and June 30, 2013, respectively. Accumulated amortization amounted to $520,000 at December 31, 2013 and $440,000 at June 30, 2013. Amortization expense for the three month periods ended December 31, 2013 and 2012 was $40,000. Amortization expense for the six month periods ended December 31, 2013 and 2012 was $80,000. Customer relationships are amortized on a straight-line basis over a five year period.

The following is a schedule of estimated future amortization expense as of December 31, 2013:

		Customer
	Patents	Relationships
2014	$44,701	$80,000
2015	81,224	160,000
2016	75,707	40,000
2017	73,524	-
2018	70,467	-
Thereafter	254,166	-
	$599,789	$280,000

11. Recent Accounting Pronouncements

There have been no recently issued pronouncements that have had or are expected to have a material impact on our financial statements.

MISONIX, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

12. Related Party Transactions

Stavros G. Vizirgianakis was appointed to the Company’s Board of Directors on May 7, 2013. Mr. Vizirgianakis owns a controlling interest in MD Solutions Australasia PTY Ltd and a family member owns one hundred percent of Applied BioSurgical; both independent distributors for the Company. The Company’s distribution agreements with these companies pre-date Mr. Vizirgianakis’ appointment to the Board of Directors.

Set forth below is a table showing the Company’s net sales and accounts receivable for the indicated time periods below:

For the six months ended December 31,
Applied Bio Surgical	2013	2012
Sales	$165,694	$312,230
Accounts Receivable	$29,425	$108,069

MD Solutions Australasia PTY Ltd.	2013	2012
Sales	$75,353	$280,679
Accounts Receivable	$14,913	$143,237

For the three months ended December 31,
Applied Bio Surgical	2013	2012
Sales	$72,118	$105,547
Accounts Receivable	$29,425	$108,069

MD Solutions Australasia PTY Ltd.	2013	2012
Sales	$32,013	$140,779
Accounts Receivable	$14,913	$143,237

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2013, for the fiscal year ended June 30, 2013 (“2013 Form 10-K”). Item 7 of the 2013 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of December 31, 2013.

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

Six months ended December 31, 2013 and 2012.

Net sales: Net sales decreased $847,113 to $7,197,643 for the six months ended December 31, 2013 from $8,044,756.  The decrease in sales is due to lower BoneScalpel revenue of $248,041, lower SonaStar revenue of $301,935, lower service revenue of $172,451, lower SonicOne revenue of $24,109, lower AutoSonix revenue of $45,059, and other lower revenue of $55,518.  However, there were 24 BoneScalpel units consigned in the United States during the six months ended December 31, 2013 compared to 5 BoneScalpel units for the same period in fiscal 2013.  This resulted in an increase in domestic disposables.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the six months ended December 31, 2013 and 2012:

	Six months ended December 31,
	2013	2012	Variance
BoneScalpel	$3,456,880	$3,704,921	$(248,041)
SonicOne	1,005,026	1,029,135	(24,109)
SonaStar	2,324,161	2,626,096	(301,935)
Other	411,576	684,604	(273,028)
	$7,197,643	$8,044,756	$(847,113)

	Six months ended December 31,
	2013	2012
United States	$3,408,813	$4,085,160
Australia	75,353	281,674
Europe	753,291	1,720,299
Asia	1,337,060	783,783
Canada and Mexico	432,345	255,982
South America	710,604	406,388
South Africa	165,694	312,267
Middle East	314,483	199,203
	$7,197,643	$8,044,756

Gross profit: Gross profit increased to 64.2% for the six months ended December 31, 2013 from 56.9% for the six months ended December 31, 2012.  The increase is primarily related to the reversal of $439,508 of accrued costs related to the SOMA product in accordance with the Puricore Settlement Agreement (Note 8).  The reversal of these costs increased gross profits by 6.12 percentage points.

Selling expenses: Selling expenses increased $508,380 to $3,512,529 for the six months ended December 31, 2013 from $3,004,149 for the six months end December 31, 2012.  The increase in expenses is due to higher commission expenses of $243,970, higher depreciation expenses of $88,796, higher personnel expenses of $114,384, higher travel expenses of $51,188 and other higher expenses of $10,042.

General and administrative expenses: General and administrative expenses increased $207,183 to $2,342,241 for the six months ended December 31, 2013 from $2,135,058 for the six months ended December 31, 2012.  The increase in general and administrative expenses is due to higher non-cash compensation expenses from the issuance of stock options of $104,271, higher legal expenses of $68,752 and higher accounting expenses of $40,053, partially offset by other lower expenses of $5,893.

Research and development expenses: Research and development expenses increased $144,519 to $907,907 for the six months ended December 31, 2013 from $763,388 for the six months ended December 31, 2012.  The increase in expenses is related to higher product development material expenses of $58,494, higher personnel expenses of $45,524, higher amortization and telephone expense of $31,553 and other higher expenses of $9,148.

Other income (expense): Other income for the six months ended December 31, 2013 was $1,710,659 as compared to $713,804 for the six months ended December 31, 2012.  The increase in other income of $996,855 is mainly due to an increase in royalty income of $977,122 from Covidien plc.

Income taxes: For the six months ended December 31, 2013, the Company recorded an effective tax rate of (1.0%) and (1.0%) for the six months ended December 31, 2012.  The Company estimates its financial statement effective tax rate for the full year, inclusive of discontinued operations, to be approximately 1%.  The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Three months ended December 31, 2013 and 2012

Net sales: Net sales increased $647,828 to $4,122,059 for the three months ended December 31, 2013 from $3,474,231 for the three months ended December 31, 2012.  The increase in sales is due to higher BoneScalpel sales of $504,532, higher SonaStar sales of $135,033 and higher SonicOne sales of $7,814.  There were 12 BoneScalpel units consigned in the United Stated during the three month period ended December 31, 2013 compared to one 1 BoneScalpel unit for the same period in fiscal 2013.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended September 30, 2013 and 2012:

	Three months ended December 31,
	2013	2012	Variance
BoneScalpel	$2,108,292	$1,603,760	$504,532
SonicOne	536,063	528,249	7,814
SonaStar	1,188,450	1,053,417	135,033
Other	289,254	288,805	449
	$4,122,059	$3,474,231	$647,828

	Three months ended December 31,
	2013	2012
United States	$1,827,543	$1,635,550
Australia	32,013	141,774
Europe	369,701	958,388
Asia	870,793	361,556
Canada and Mexico	347,640	29,922
South America	434,983	108,462
South Africa	72,118	105,584
Middle East	167,268	132,995
	$4,122,059	$3,474,231

Gross profit: Gross profit increased 70.2% for the three months ended December 31, 2013 from 53.2% for the three months ended December 31, 2012.  The increase is primarily related to the reversal of $439,508 of accrued costs related to the SOMA product in accordance with the Puricore Settlement Agreement (Note 8) and a favorable mix of high and low margin deliveries mostly related to disposables.  The reversal of these costs increased gross profit by 10.7 percentage points.

Selling expenses: Selling expenses increased $138,114 to $1,683,699 for the three months ended December 31, 2013 from $1,545,585 for the three months ended December 31, 2012.  Selling expenses increased due to higher commission expenses of $132,088 due to increases in commissionable sales and other unfavorable expenses of $6,026.

General and administrative expenses: General and administrative expenses increased $28,200 to $1,120,926 for the three months ended December 31, 2013 from $1,092,726 for the three months ended December 31, 2012.  The increase is related to higher non-cash compensation costs due to the issuance of stock options of $59,272 and other unfavorable expenses of $2,503, partially offset by lower legal expenses of $17,996 and lower employment fees of $15,579.

Research and development expenses: Research and development expenses increased $68,762 to $435,019 for the three months ended December 31, 2013 from $366,257 for the three months ended December 31, 2012.  The increase in these expenses is related to higher temporary help expenses of $29,250, higher consulting expenses of $17,857, higher telephone expenses of $16,006 and other unfavorable expenses of $5,649.

Other income (expense): Other income for the three months ended December 31, 2013 was $804,107 as compared to $502,387 for the three months ended December 31, 2012.  The increase in other income of $301,720 is mainly due to an increase in royalty income of $287,007 from Covidien plc.

Income taxes: For the three months ended December 31, 2013, the Company recorded an effective tax rate of .6%, compared to (.4%) for the three months ended December 31, 2012.  The Company estimates its financial statement effective tax rate for the full year, inclusive of discontinued operations, to be approximately 1%.  The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

PuriCore Settlement:

As previously disclosed, the Company had entered into a Product License and Distribution Agreement, dated as of July 19, 2011 (the “Distribution Agreement”), with PuriCore, Inc. (“PuriCore”).  Pursuant to the Distribution Agreement, the Company had the right to distribute PuriCore’s Vashe® solutions product in the United States on a private label basis under the name “Soma.”  Disputes between the Company and Puricore were finally resolved on October 11, 2013 when the parties executed a Settlement Agreement pursuant to which the Distribution Agreement was terminated with no additional payments required to be made by either Misonix or PuriCore (the “Settlement Agreement”).  A reversal of the previously accrued and unpaid contractual minimum gross profit requirement in the amount of $439,508 was made through cost of goods sold in the quarter ended December 31, 2013 as a result of the Settlement Agreement.

Discontinued Operations

See Note 1 of the notes to consolidated financial statements included in Part I, Item 1 of this Report for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues	$4,975	$4,975	$9,950	$9,950
Income from discontinued operations, before tax	$4,975	$3,475	$9,950	$9,793
Income tax expense	-	-	-	-
Net income from discontinued operations, net of tax	$4,975	$3,475	$9,950	$9,793

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

Working capital at December 31, 2013 and June 30, 2013 was $9,867,000 and $9,717,000, respectively.  For the six months ended December 31, 2013, cash used in operations totaled $548,463, primarily related to lower accounts payable and other accrued expenses of $1,262,343, partially offset by depreciation and amortization of $459,449, and lower prepaid expenses and other assets of $226,765.  For the six months ended December 31, 2013, cash used in investing activities was $364,953, primarily due to the acquisition of fixed assets and applications for additional patents.  For the six months ended December 31, 2013, cash provided by financing activities was $130,555 from the exercise of stock options.  For the six months ended December 31, 2013, cash provided by discontinued operations was $9,950.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A.  Risk Factors” section of our 2013 Form 10-K. There have been no material changes from the risk factors disclosed in that Form 10-K.

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

Date: February 5, 2014

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard A. Zaremba
Richard A. Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

