Form 10-Q
period 2014-03-31
MISONIX INC
filed 2014-05-08
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	May 8, 2014
Common Stock, $.01 par value	7,280,786

MISONIX, INC.

INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and June 30, 2013	3

Consolidated Statements of Operations for the Nine months ended March 31, 2014 and 2013 (Unaudited)	4

Consolidated Statements of Operations for the Three months ended March 31, 2014 and 2013 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the Nine months ended March 31, 2014 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine months ended March 31, 2014 and 2013 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

Part II - OTHER INFORMATION

Item 1A. Risk Factors	23

Item 6. Exhibits	23

Signatures	24

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	March 31,	June 30,
	2014	2013
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$5,648,200	$5,806,437
Accounts receivable, less allowance for doubtful accounts of $171,868 and $214,641, respectively	2,955,280	2,974,641
Inventories, net	4,119,226	4,034,477
Prepaid expenses and other current assets	361,534	387,371
Total current assets	13,084,240	13,202,926

Property, plant and equipment, net of accumulated depreciation and amortization of $4,646,592 and $4,153,737, respectively	1,507,679	1,326,586
Goodwill	1,701,094	1,701,094
Intangible and other assets	961,915	1,129,321
Total assets	$17,254,928	$17,359,927

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,322,570	$2,208,999
Accrued expenses and other current liabilities	1,197,601	1,276,963
Total current liabilities	2,520,171	3,485,962

Deferred lease liability	18,413	23,811
Deferred income	62,367	72,934
Total liabilities	2,600,951	3,582,707

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,358,346 and 7,233,884 shares issued and 7,280,786 and 7,156,324 shares outstanding, respectively	73,583	72,339
Additional paid-in capital	27,860,966	26,989,559
Accumulated deficit	(12,869,579)	(12,873,685)
Treasury stock, at cost, 77,560 shares	(410,993)	(410,993)
Total stockholders' equity	14,653,977	13,777,220
Total liabilities and stockholders' equity	$17,254,928	$17,359,927

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the nine months ended
	March 31,
	2014	2013

Net sales	$11,482,288	$11,068,243
Cost of goods sold	4,006,505	4,953,193
Gross profit	7,475,783	6,115,050

Operating expenses:
Selling expenses	5,426,324	4,768,867
General and administrative expenses	3,518,288	3,290,671
Research and development expenses	1,314,373	1,143,289
Total operating expenses	10,258,985	9,202,827
Loss from operations	(2,783,202)	(3,087,777)

Other income (expense):
Interest income	56	56
Royalty income and license fees	2,552,888	1,770,217
Royalty expense	-	(5,295)
Other	(16,686)	(51,563)
Total other income	2,536,258	1,713,415

Loss from continuing operations before income taxes	(246,944)	(1,374,362)

Income tax expense/(benefit)	13,876	(55,297)

Net loss from continuing operations	(260,820)	(1,319,065)
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $1,619, respectively	14,926	13,149
Gain from sale of discontinued operations net of tax expense of $0 and $81,349, respectively	250,000	168,651
Net income from discontinued operations	264,926	181,800
Net income/(loss)	$4,106	$(1,137,265)

Net loss per share from continuing operations - Basic	$(0.04)	$(0.19)
Net income per share from discontinued operations - Basic	0.04	0.03
Net income/(loss) per share - Basic	$0.00	$(0.16)

Net loss per share from continuing operations - Diluted	$(0.04)	$(0.19)
Net income per share from discontinued operations - Diluted	0.04	0.03
Net income/(loss) per share - Diluted	$0.00	$(0.16)

Weighted average shares - Basic	7,209,037	7,028,790
Weighted average shares - Diluted	7,209,037	7,028,790

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2014	2013

Net sales	$4,284,645	$3,023,487
Cost of goods sold	1,431,766	1,482,329
Gross profit	2,852,879	1,541,158

Operating expenses:
Selling expenses	1,913,795	1,764,718
General and administrative expenses	1,176,047	1,155,613
Research and development expenses	406,466	379,901
Total operating expenses	3,496,308	3,300,232
Loss from operations	(643,429)	(1,759,074)

Other income (expense):
Interest income	18	18
Royalty income and license fees	830,702	1,025,153
Royalty expense	-	(182)
Other	(5,121)	(25,378)
Total other income	825,599	999,611

Income/(loss) from continuing operations before income taxes	182,170	(759,463)

Income tax expense/(benefit)	8,376	(59,126)

Net income/(loss) from continuing operations	173,794	(700,337)
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $1,619, respectively	4,976	3,356
Gain from sale of discontinued operations net of tax expense of $0 and $81,349, respectively	250,000	168,651
Net income from discontinued operations	254,976	172,007
Net income/(loss)	$428,770	$(528,330)

Net income/(loss) per share from continuing operations - Basic	$0.02	$(0.10)
Net income per share from discontinued operations - Basic	0.04	0.02
Net income/(loss) per share - Basic	$0.06	$(0.08)

Net income/(loss) per share from continuing operations - Diluted	$0.02	$(0.10)
Net income per share from discontinued operations - Diluted	0.03	0.02
Net income/(loss) per share - Diluted	$0.05	$(0.08)

Weighted average shares - Basic	7,249,725	7,060,965
Weighted average shares - Diluted	7,930,802	7,060,965

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the nine months ended March 31, 2014

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2013	7,233,884	$72,339	(77,560)	$(410,993)	$26,989,559	$(12,873,685)	$13,777,220
Net income/comprehensive income	-	-	-	-	-	4,106	4,106
Proceeds from exercise of stock options	124,462	1,244	-	-	362,011	-	363,255
Stock-based compensation	-	-	-	-	509,396	-	509,396
Balance, March 31, 2014	7,358,346	$73,583	(77,560)	$(410,993)	$27,860,966	$(12,869,579)	$14,653,977

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31,
	2014	2013
Operating activities
Net loss from continuing operations	$(260,820)	$(1,319,065)
Adjustments to reconcile net loss to net cash (used in)/ provided by continuing operating activities:
Depreciation and amortization and other non-cash items	712,418	572,138
Bad debt expense/recovery	(42,773)	43,902
Stock-based compensation	509,396	356,452
Deferred income	(2,745)	(21,164)
Deferred lease liability	(5,398)	611
Changes in operating assets and liabilities:
Accounts receivable	62,134	325,901
Inventories	(733,723)	130,558
Prepaid expenses and other assets	95,050	65,657
Accounts payable, accrued expenses and other non-cash items	(973,613)	(23,755)
Net cash (used in)/provided by operating activities	(640,074)	131,235

Investing activities
Acquisition of property, plant and equipment	(61,257)	(677,135)
Additional patents	(85,087)	(53,179)
Net cash used in investing activities	(146,344)	(730,314)

Financing activities
Proceeds from exercise of stock options	363,255	235,828
Net cash provided by financing activities	363,255	235,828

Cash flows from discontinued operations
Net cash provided by operating activities	14,926	13,149
Net cash provided by investing activities	250,000	168,651
Net cash provided by discontinued operations	264,926	181,800

Net decrease in cash and cash equivalents	(158,237)	(181,451)
Cash and cash equivalents at beginning of period	5,806,437	6,273,015
Cash and cash equivalents at end of period	$5,648,200	$6,091,564

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$17,076	$22,270

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended March 31,			Nine months ended March 31,
	2014	2013		2014	2013
United States	$2,258,370	$1,566,912	United States	$5,667,183	$5,652,072
Australia	40,805	39,700	Australia	116,158	321,374
Europe	834,195	579,509	Europe	1,587,486	2,299,808
Asia	688,432	309,696	Asia	2,025,492	1,093,479
Canada and Mexico	183,827	180,756	Canada and Mexico	616,172	436,738
South America	100,373	171,992	South America	810,977	578,380
South Africa	156,403	51,162	South Africa	322,097	363,429
Middle East	22,240	123,760	Middle East	336,723	322,963
	$4,284,645	$3,023,487		$11,482,288	$11,068,243

Discontinued Operations

Laboratory and Forensic Safety Products Business

On October 19, 2011, Misonix sold its Laboratory and Forensic Safety Products business, which comprised substantially all of the Laboratory and Scientific Products segment, to Mystaire, Inc. for $1.5 million in cash plus a potential additional payment of up to an aggregate $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing (the “earn-out”). The earn-out will not be factored into the gain on sale until it is earned by Misonix. As of March 31, 2014, no earn-out has been recorded.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of the rights to its high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business that was sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Total payments through March 31, 2014 were $754,788.

Results of Discontinued Operations

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues	$4,976	$4,975	$14,926	$14,925
Income from discontinued operations, before tax	$4,976	$4,975	$14,926	$14,768
Gain on sale of discontinued operations	$250,000	$250,000	$250,000	$250,000
Income tax expense	-	(82,968)	-	(82,968)
Net income from discontinued operations, net of tax	$254,976	$172,007	$264,926	$181,800

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2014	2013	2014	2013
Basic shares	7,209,037	7,028,790	7,249,725	7,060,965
Dilutive effect of stock options	-	-	681,077	-
Diluted shares	7,209,037	7,028,790	7,930,802	7,060,965

Excluded from the calculations of diluted EPS are options to purchase 166,800 shares of common stock for the three months ended March 31, 2014. The excluded shares are any share for which the average stock price for the period is less than the exercise price of the outstanding options in the period in which the Company has net income.

Diluted EPS for the nine months ended March 31, 2014 and nine and three months ended March 31, 2013 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,732,829 shares of common stock for the nine months ended March 31, 2014 and 1,862,079 shares of common stock for the three and nine months ended March 31, 2013.

3. Comprehensive Income/(Loss)

Total comprehensive income/(loss), which includes results of discontinued operations, was $4,106 and $(1,137,265) for the nine months ended March 31, 2014 and 2013, respectively. Total comprehensive income/(loss) was $428,770 and ($528,330) for the three months ended March 31, 2014 and 2013, respectively. There are no components of comprehensive income/(loss) other than net income/(loss) for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria and upon a change in control. During the nine month periods ended March 31, 2014 and 2013, the Company granted options to purchase 324,000 and 342,500 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the nine month periods ended March 31, 2014 and 2013 was approximately $509,000 and $356,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of March 31, 2014, there was approximately $1,907,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3 years.

Cash in the amount of $363,255 was received from the exercise of stock options for the nine months ended March 31, 2014.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The fair values of the options granted during the nine months ended March 31, 2014 and 2013 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the nine months ended
	March 31,
	2014	2013
Risk-free interest rate	3.0%	2.5%
Expected option life in years	6.5	6.5
Expected stock price volatility	76.1%	75.1%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$3.95	$2.94

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

Changes in outstanding stock options during the nine months ended March 31, 2014 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2013	1,729,991	3.65
Granted	324,000	4.94
Exercised	(124,462)	2.92		$252,355
Forfeited	(34,500)	4.77
Expired	(162,200)	4.67
Outstanding as of March 31, 2014	1,732,829	3.82	5.5	$4,552,696
Exercisable and vested at March 31, 2014	1,017,806	3.72	4.6	$2,827,263
Available for grant March 31, 2014	580,225

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at March 31, 2014 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the nine months ended March 31, 2014, the Company recorded an income tax expense in continuing operations of $13,876.

For the nine months ended March 31, 2014 and 2013, the effective rate of (6%) and 4%, respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company established a valuation against the deferred tax asset in prior years when management concluded that it is more likely than not that the deferred tax asset may not be fully realized. Management’s deferred tax asset assessment on realizability is unchanged as of March 31, 2014.

As of March 31, 2014 and June 30, 2013, the Company has no material unrecognized tax benefits or accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2014	2013
Raw material	$2,043,297	$2,641,982
Work-in-process	481,983	394,629
Finished goods	3,069,671	2,358,943
	5,594,951	5,395,554
Less valuation reserve	1,475,725	1,361,077
	$4,119,226	$4,034,477

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2014	2013
Accrued payroll and vacation	$448,219	$456,095
Accrued bonuses	200,000	225,000
Accrued commissions	235,000	200,678
Accrued professional and legal fees	62,706	70,450
Deferred income	127,171	146,038
Other	124,505	178,702
	$1,197,601	$1,276,963

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

On July 19, 2011, Misonix entered into a Distribution Agreement (the “Distribution Agreement”) with Puricore, Inc. (“Puricore”). Pursuant to the Distribution Agreement, the Company had been granted the right to distribute PuriCore’s Vashe® solution products in the United States, on a private label basis and known as the Misonix Soma product, as an antibacterial, antimicrobial irrigating solution for the treatment of human wound care in conjunction with therapeutic ultrasonic procedures (the “Field”). PuriCore had agreed, subject to modification, not to sell the products that were the subject of the Distribution Agreement (the “Licensed Products”) to any other therapeutic ultrasound company for distribution in the Field in the United States (“Exclusivity”). The Company had agreed not to sell or distribute in the United States in the Field any irrigating solution that has anti-microbial properties other than the Licensed Products so long as the Company had Exclusivity.

During our fiscal fourth quarter 2013, the Company sent a notice to terminate the Distribution Agreement due to management’s belief that the products subject to the Distribution Agreement were non-conforming. Puricore disputed the Company’s ability to terminate the Distribution Agreement. On October 11, 2013, the Company and Puricore mutually terminated the Distribution Agreement and signed a Settlement Agreement resolving all issues without the payment of any monies by either party. A reversal of the previously accrued and unpaid contractual minimum gross profit requirement in the amount of $439,508 was made through cost of goods sold in the quarter ended December 31, 2013 as a result of the Settlement Agreement. There are no further commitments to Puricore.

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2014 and June 30, 2013:

March 31, 2014	Carrying Amount	Fair Value
Cash and cash equivalents	$5,648,200	$5,648,200
Trade accounts receivable	2,955,280	2,955,280
Trade accounts payable	1,322,570	1,322,570

June 30, 2013	Carrying Amount	Fair Value
Cash and cash equivalents	$5,806,437	$5,806,437
Trade accounts receivable	2,974,641	2,974,641
Trade accounts payable	2,208,999	2,208,999

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At March 31, 2014, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company determined that there were no indicators that the recorded goodwill was impaired as of March 31, 2014 which required further testing.

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $590,630 and $568,823 at March 31, 2014 and June 30, 2013, respectively. Accumulated amortization totaled $618,203 and $554,923 at March 31, 2014 and June 30, 2013, respectively. Amortization expense for the three month periods ended March 31, 2014 and 2013 was approximately $22,000 and $18,000, respectively. Amortization expense for the nine month periods ended March 31, 2014 and 2013 was approximately $63,000 and $53,000, respectively.

Net customer relationships reported in intangible and other assets totaled $240,000 and $360,000 at March 31, 2014 and June 30, 2013, respectively. Accumulated amortization amounted to $560,000 at March 31, 2014 and $440,000 at June 30, 2013. Amortization expense for the three month periods ended March 31, 2014 and 2013 was $40,000. Amortization expense for the nine month periods ended March 31, 2014 and 2013 was $120,000. Customer relationships are amortized on a straight-line basis over a five year period.

The following is a schedule of estimated future amortization expense as of March 31, 2014:

		Customer
	Patents	Relationships
2014	$22,603	$40,000
2015	82,235	160,000
2016	76,719	40,000
2017	74,535	-
2018	71,478	-
Thereafter	263,060	-
	$590,630	$240,000

11. Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU are effective in the first quarter of 2015. The Company is currently evaluating the impact of the pending adoption of ASU 2014 – 08 on its consolidated financial statements.

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

Set forth below is a table showing the Company’s net sales and accounts receivable for the indicated time periods below:

For the nine months ended March 31,
Applied Bio Surgical	2014	2013
Sales	$322,097	$363,392
Accounts Receivable	$130,354	$146,083

MD Solutions Australasia PTY Ltd.	2014	2013
Sales	$116,158	$320,379
Accounts Receivable	$13,713	$42,574

For the three months ended March 31,
Applied Bio Surgical	2014	2013
Sales	$156,403	$51,162
Accounts Receivable	$130,354	$146,083

MD Solutions Australasia PTY Ltd.	2014	2013
Sales	$40,805	$39,700
Accounts Receivable	$13,713	$42,574

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2013, for the fiscal year ended June 30, 2013 (“2013 Form 10-K”). Item 7 of the 2013 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 31, 2014.

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

Nine months ended March 31, 2014 and 2013.

Net sales: Net sales increased $414,045 to $11,482,288 for the nine months ended March 31, 2014 from $11,068,243 for the nine months ended March 31, 2013. The increase in sales is due to higher BoneScalpel sales of $365,107, higher SonicOne revenue of $306,031 and higher Lysonix revenue of $53,707, partially offset by lower SonaStar revenue of $10,310, lower service revenue of $287,579 and lower other revenue of $12,911. There were 44 BoneScalpel units consigned in the United States during the nine months ended March 31, 2014 as compared to 10 consigned BoneScalpel units for the same period in fiscal 2013.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for nine months ended March 31, 2014 and 2013:

	Nine months ended March 31,
	2014	2013	Variance
BoneScalpel	$5,196,312	$4,831,205	$365,107
SonicOne	1,733,240	1,427,209	306,031
SonaStar	3,902,565	3,912,875	(10,310)
Other	650,171	896,954	(246,783)
	$11,482,288	$11,068,243	$414,045

	Nine months ended March 31,
	2014	2013
United States	$5,667,183	$5,652,072
Australia	116,158	321,374
Europe	1,587,486	2,299,808
Asia	2,025,492	1,093,479
Canada and Mexico	616,172	436,738
South America	810,977	578,380
South Africa	322,097	363,429
Middle East	336,723	322,963
	$11,482,288	$11,068,243

Gross profit: Gross profit increased to 65.1% for the nine months ended March 31, 2014 from 55.2 % for the nine months ended March 31, 2013. The increase is primarily related to the reversal of $439,508 Soma related costs previously accrued in fiscal 2013 in accordance with the PuriCore Settlement Agreement (see Note 8 “Commitments and Contingencies”), in addition to $450,000 of Soma related costs booked in fiscal 2013.

Selling expenses: Selling expenses increased $657,457 to $5,426,324 for the nine months ended March 31, 2014 from $4,768,867. The increase is due to higher sales commission expense of $562,732 and higher depreciation expense of $130,699, partially offset by favorable personnel and travel expenses of $32,850 and other favorable expenses of $3,214.

General and administrative expenses: General and administrative expenses increased $227,617 to $3,518,288 for the nine months ended March 31, 2014 from $3,290,671 for the nine months ended March 31, 2013. The increase is due to the higher non-cash compensation expenses from the issuance of stock options of $152,945, higher accounting expenses of $38,509, higher consulting expenses of $24,056 and other higher expenses of $12,107.

Research and development expenses: Research and development expenses increased $171,048 to $1,314,373 for the nine months ended March 31, 2014 from $1,143,289 for the nine months ended March 31, 2013.  The increase in expenses is related to higher product development material expenses of $73,451, higher personnel expenses of $58,430, higher amortization and legal expenses of $37,499 and other higher expenses of $1,668.

Other income (expense): Other income for the nine months ended March 31, 2014 was $2,536,258 as compared to $1,713,415 for the nine months ended March 31, 2013.  The increase in other income of $822,843 is primarily related to an increase in royalty income from Covidien plc. of $782,671.

Income taxes: For the nine months ended March 31, 2014, the Company recorded an effective tax rate of (6.0%) versus 4% for the nine months ended March 31, 2013.  The Company estimates its financial statement effective tax rate for the full year, inclusive of discontinued operations, to be approximately 1%.  The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Three months ended March 31, 2014 and 2013

Net sales: Net sales increased $1,261,158 to $4,264,645 for the three months ended March 31, 2014 from $3,023,487 for the three months ended March 31, 2013.  The increase in sales is due to higher BoneScalpel sales of $613,148, higher SonicOne sales of $330,140 and higher SonaStar sales of $291,625 and higher other revenue of $26,245.  There were 20 BoneScalpel units consigned in the United States during the three month period ended March 31, 2014 compared to 5 BoneScalpel units consigned for the same period in fiscal 2013.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	Variance
BoneScalpel	$1,739,432	$1,126,284	$613,148
SonicOne	728,214	398,074	330,140
SonaStar	1,578,404	1,286,779	291,625
Other	238,595	212,350	26,245
	$4,284,645	$3,023,487	$1,261,158

	Three months ended March 31,
	2014	2013
United States	$2,258,370	$1,566,912
Australia	40,805	39,700
Europe	834,195	579,509
Asia	688,432	309,696
Canada and Mexico	183,827	180,756
South America	100,373	171,992
South Africa	156,403	51,162
Middle East	22,240	123,760
	$4,284,645	$3,023,487

Gross profit: Gross profit increased 66.6% for the three months ended March 31, 2014 from 51% for the three months ended March 31, 2013, an increase of 15.6%.  The increase is primarily due to an increase in disposable sales which carry higher margins along with the termination of the Puricore, Inc. contract which eliminated the gross profit margin reimbursement of $189,000 (See Note 8 “Commitments and Contingencies”).

Selling expenses: Selling expenses increased $149,077 to $1,913,795 for the three months ended March 31, 2014 from $1,764,718 for the three months ended March 31, 2013.  The increase is related to higher sales commission expenses of $318,763 and higher consulting expenses of $41,903, partially offset by lower travel expenses of $135,054, lower personnel related expenses of $76,299 and other favorable expenses of $236.

General and administrative expenses: General and administrative expenses increased $20,434 to $1,176,047 for the three months ended March 31, 2014 from $1,155,613 for the three months ended March 31, 2013.  The increase is related to higher bank fees of $22,000 partially offset by other favorable expenses of $1,566.

Research and development expenses: Research and development expenses increased $26,565 to $406,466 for the three months ended March 31, 2014 from $379,901 for the three months ended March 31, 2013.  The increase in these expenses is due to higher personnel expenses of $23,157 and other unfavorable expenses of $3,408.

Other income (expense): Other income for the three months ended March 31, 2014 was $825,599 as compared to $999,611 for the three months ended March 31, 2013. The decrease in other income of $174,012 is due to lower royalty income of $194,451 from Covidien plc.

Income taxes: For the three months ended March 31, 2014, the Company recorded an effective tax rate of 5%, compared to 8% for the three months ended March 31, 2013.  The Company estimates its financial statement effective tax rate for the full year, inclusive of discontinued operations, to be approximately 1%.  The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

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

Discontinued Operations

See Note 1 of the notes to consolidated financial statements included in Part I, Item 1 of this Report for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues	$4,976	$4,975	$14,926	$14,925
Income from discontinued operations, before tax	$4,976	$4,975	$14,926	$14,768
Gain on sale of discontinued operations	250,000	250,000	250,000	250,000
Income tax expense	-	(82,968)	-	(82,968)
Net income from discontinued operations, net of tax	$254,976	$172,007	$264,926	$181,800

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

Working capital at March 31, 2014 and June 30, 2013 was $10,564,000 and $9,717,000, respectively.  For the nine months ended March 31, 2014, cash used in operations totaled $640,074, primarily related to higher inventories of $733,723 partially offset by lower prepaid expenses and other assets of $95,050.  For the nine months ended March 31, 2014, cash used in investing activities was $146,344, primarily due to the acquisition of fixed assets and applications for additional patents.  For the nine months ended March 31, 2014, cash provided by financing activities was $363,255 from the exercise of stock options.  For the nine months ended March 31, 2014, cash provided by discontinued operations was $264,926.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 8, 2014

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard A. Zaremba
Richard A. Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

