Form 10-K
period 2014-06-30
MISONIX INC
filed 2014-09-17
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

☐ Yes       ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2013 (computed by reference to the closing price of such stock on such date) was approximately $35,274,726.

There were 7,443,527 shares of Common Stock outstanding at September 15, 2014.

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

PART I

Item 1. Business.

Overview

MISONIX, INC. (“Misonix” or the “Company”) is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, develops and markets minimally invasive ultrasonic surgical device products. These products include the BoneScalpel™ surgical system (“BoneScalpel”) which is used, among other things, for surgical procedures of the spine and in Maxillofacial procedures, the SonaStar ® Surgical Aspirator (“SonaStar”) which is used to emulsify and remove soft and hard tumors, the SonicOne ® Wound Cleansing and Debridement System (“SonicOne”) which offers tissue specific debridement and cleansing of wounds for effective removal of devitalized tissue and fibrin deposits while sparing viable cells.

The Company continues to develop its portfolio of therapeutic ultrasonic devices aimed at expanding the base of clinical users. Current applications include the ability to transect or shape bone, ablate and aspirate both soft and hard tissue, cleanse and debride advanced wounds and remove unwanted body fat. Among clinical specialties served are: Spine Surgery, Skull-Based Surgery (i.e., Cranio-Maxillo-Facial), Neurosurgery, Orthopedic Surgery, Plastic Surgery and Wound and Vascular Surgery.

In the United States, a nationwide ‘hybrid’ sales organization, which includes contracted, commissioned, independent sales representatives, managed by Company personnel and supported by Company applications specialists, markets our neuro/spine/skull-based products to our surgical customers. Products in this category are our SonaStar and Bone Scalpel Systems.

In the United States, a second nationwide ‘hybrid’ sales organization, which includes contracted, commissioned, independent sales representatives managed by Company personnel and supported by Company specialists, markets our wound care product portfolio to our acute, in patient and clinic customer base. Products in this category are SonicOne and SonicOne O.R.

Outside the United States, our BoneScalpel, SonaStar and SonicOne product platforms are marketed by specialty distributors who purchase products from the Company and resell products to their clinical customer bases. Representation for the BoneScalpel and SonaStar is worldwide with a strong presence in all major markets in the Americas, Europe, the Middle East, Asia, Australia and New Zealand. With regard to the SonicOne, representation is in a few countries at the present time.

The BoneScalpel is a unique, state of the art, ultrasonic bone cutting system capable of making precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with power instrumentation. The BoneScalpel offers the speed and convenience of a power instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern, In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to osteotomies and bone removal, leading to substantial time savings and increased operation efficiencies.

Following its original market introduction in Europe almost four years ago, the BoneScalpel has attracted a steadily growing following in the surgical community, which lead to significant sales growth in fiscal year 2014. The expandable BoneScalpel product platform creates entry into dynamic market segments like spine surgery and selected skull-based surgeries, i.e. maxilla-facial/reconstructive procedures. In the future additional market niche opportunities may exist in small bone surgery of the hand, foot or ankle, and additional skull-based procedures, i.e. ENT surgery.

The SonaStar System provides powerful precise aspiration following the ultrasonic ablation of hard or soft tissue. The SonaStar has been used for a wide variety of surgical procedures using both open and minimally invasive approaches, including neurosurgery and liver surgery. An additional option for the SonaStar is the use of OsteoSculpt® probe tips, which allows for the precise shaping or shaving of bony structures that prevent open access to partially or completely hidden soft tissue masses.

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

The Company has an agreement expiring in October 2016 with Covidien plc (“Covidien”) that grants worldwide manufacturing and marketing rights for the AutoSonix Ultrasonic Cutting and Coagulating System, which is used for a variety of laparoscopic surgical procedures. This important partnership demonstrates the versatility and scope of the Company’s therapeutic ultrasonic technology.

Discontinued Operations

Laboratory and Forensic Safety Products Business

On October 19, 2011, Misonix sold its Fume Hood business, which comprised substantially all of the Laboratory Products segment, to Mystaire, Inc. (“Mystaire”) for $1.5 million in cash plus a potential additional payment of up to an aggregate $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing (the “earn-out”). The Laboratory and Forensic Safety Products business manufactured and marketed ductless fume, laminar airflow and polymerase chain reaction workstations both domestically and internationally. The earn-out will not be factored into the gain on sale until it is earned by Misonix. As of June 30, 2014 no earn-out has been recorded.

Labcaire Systems

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

During our fiscal fourth quarter 2013, the Company sent a notice to terminate the Distribution Agreement due to management’s belief that the products subject to the Distribution Agreement were non-conforming. Puricore disputed the Company’s ability to terminate the Distribution Agreement. On October 11, 2013, the Company and Puricore mutually terminated the Distribution Agreement and signed a Settlement Agreement resolving all issues without the payment of any monies by either party and the relief of $1,192,008 in minimum gross profit requirement future obligations. A reversal of the previously accrued and unpaid contractual minimum gross profit requirement in the amount of $439,508 was made through cost of goods sold in the quarter ended December 31, 2013 as a result of the Settlement Agreement. There are no further commitments to Puricore.

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold relating to the prostate product SB-500 in Europe and the Sonotherm product worldwide up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to the $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through June 30, 2014 were $754,788.

Medical Devices

On June 1, 2011, Misonix entered into a five-year exclusive U.S. distribution agreement with Anika Therapeutics S.r.l. (“Anika”), a wholly owned subsidiary of Anika Therapeutics, Inc. (NASDAQ: ANIK), a leader in products for tissue protection, healing and repair. Misonix will sell and distribute Anika's Hyalomatrix® product, a skin substitute based on hyaluronic acid technology. Hyalomatrix is indicated for treatment of a wide range of acute and chronic wounds and could have been a companion product for the SonicOne.

During fiscal 2013 Misonix terminated the Anika agreement and has reserved a majority of the inventory it has on hand in the amount of approximately $532,000 due to the product approaching its expiration date.

In October 1996, the Company entered into a twenty-year license agreement with Covidien. The Covidien License covers the further development of the Company's medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The Covidien License gives Covidien exclusive worldwide marketing and sales rights for this technology and device. Total sales by Misonix of this device to Covidien were approximately $5,226 and $110,437 for the fiscal years ended June 30, 2014 and 2013, respectively. Total royalties from sales of this device worldwide were approximately $3,619,000 and $2,369,000 for the fiscal years ended June 30, 2014 and 2013, respectively.

The Company’s distribution agreement with Mentor Corporation, a subsidiary of Johnson & Johnson, for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery has terminated. Total sales of this device were approximately $267,065 and $381,744 for the fiscal years ended June 30, 2014 and 2013, respectively.

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	For the years ended June 30,
	2014	2013
United States	$8,185,468	$7,649,041
Australia	120,118	358,509
Europe	2,387,376	3,062,307
Asia	3,572,056	1,619,255
Canada and Mexico	779,833	516,088
South America	1,165,124	735,060
South Africa	378,287	489,756
Middle East	472,173	397,210
	$17,060,435	$14,827,226

Market and Customers

Sales to Cicel (Beijing) Science and Tech Co. Ltd. (“Cicel”) were $2,495,960 (14.6% of total sales) for the fiscal year ended June 30, 2014. Total royalties from Covidien related to their sales of the Company’s ultrasonic cutting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $3,619,000 and $2,369,000 during the fiscal years ended June 30, 2014 and 2013, respectively. Net income/(loss) for the years ended June 30, 2014 and 2013 was $1,393,299 and ($2,670,965), respectively of which $3,619,000 and $2,369,000, respectively, was from royalty income from Covidien. Accounts receivable from Covidien were approximately $892,000 and $718,000, which includes $892,000 and $711,000 of royalty income receivable at June 30, 2014 and 2013, respectively. Accounts receivable from Aesculap Inc. were approximately $121,000 and $324,000 at June 30, 2014 and 2013, respectively. At June 30, 2014 and 2013, the Company’s accounts receivable with customers outside the United States were approximately $1,332,000 and $1,086,000, respectively. Accounts receivable from Cicel were approximately $606,000 and $179,000 at June 30, 2014 and 2013, respectively. The Company sells the BoneScalpel, SonaStar and SonicOne Wound Cleansing and Debridement System through direct sales persons and sales agents in the United States and through distributors outside the United States.

The Company has embarked upon a strategy to consign units, primarily the BoneScalpel and SonicOne OR, in the United States in an effort to increase the installed base of units in the market. This strategy has the effect of increasing Property, Plant and Equipment and we do not receive revenues for these units. This strategy offers the Company wider acceptance of the product and ultimately increases our revenues through the sale of disposables used with the BoneScalpel and SonicOne OR. The practice of placing systems with hospitals has the effect of accelerating hospital acceptance during a time of budget contracts.

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

Regulatory Requirements

The Company's medical device products are subject to the regulatory requirements of the U.S. Food and Drug Administration (“FDA”). A medical device as defined by the FDA is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a "medical device"). The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a medical device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be materially adverse at this time and neither has the FDA sought legal remedies available, nor have there been any violations of its regulations alleged, against the Company at present.

Patents, Trademarks, Trade Secrets and Licenses

The following is a list of the U.S. patents which have been issued to the Company:

Number		Description	Issue Date	Expiration Date

D478165		Cannula for ultrasonic probe	08/05/2003	08/05/2017

5,465,468		Flow-thru transducer — relating to the method of making an electromechanical transducer device to be used in conjunction with the Company's soft tissue aspiration system and ultrasonic laboratory and scientific products	11/14/1995	12/06/2014

5,527,273	*	Ultrasonic probes — relating to an ultrasonic lipectomy probe to be used with the Company's soft tissue aspiration technology	06/18/1996	10/6/2014

5,769,211		Autoclavable switch — relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures	06/23/1998	01/21/2017

5,562,609		Ultrasonic surgical probe	10/08/1996	10/07/2014

5,562,610		Needle for ultrasonic surgical probe	10/08/1996	10/07/2014

6,033,375		Ultrasonic probe with isolated and Teflon coated outer cannula	03/07/2000	12/23/2017

6,270,471		Ultrasonic probe with isolated outer cannula	08/07/2001	12/23/2017

6,443,969		Ultrasonic blade with cooling	09/03/2002	08/15/2020

6,379,371		Ultrasonic blade with cooling	04/30/2002	11/15/2019

6,375,648		Infiltration cannula with Teflon coated outer surface	04/23/2002	10/02/2018

6,063,050		Ultrasonic dissection and coagulation system	05/16/2000	10/16/2017

6,036,667		Ultrasonic dissection and coagulation system	03/14/2000	08/14/2017

6,582,440		Non-clogging catheter for lithotripsy	06/24/2003	12/26/2016

6,454,730		Thermal film ultrasonic dose indicator	09/24/2002	04/02/2019

6,613,056		Ultrasonic probe with low-friction bushings	09/02/2003	02/17/2019

6,648,839		Ultrasonic medical treatment device for RF cauterization and related method	11/18/2003	05/08/2022

6,736,814		Ultrasonic medical treatment device for bipolar RF cauterization and related method	05/18/2004	02/28/2022

6,799,729		Ultrasonic cleaning and atomizing probe	10/05/2004	10/05/2021

6,869,439		Ultrasonic dissector	03/22/2005	03/22/2022

6,902,536		RF cauterization and ultrasonic ablation	06/07/2005	06/07/2022

5,663,727	**	Frequency response analyzer and shaping apparatus and digital hearing enhancement apparatus and method utilizing the same	06/23/1995	06/23/2015

7,442,168		High efficiency medical transducer with ergonomic shape and method manufacture	10/28/2008	04/01/2023

7,223,267		Ultrasonic probe with detachable slidable cauterization forceps	02/06/2004	02/06/2024

7,717,913		Cauterization and ultrasonic ablation instrument with multi hole collar and electrode MTG sleeve	05/18/2010	11/04/2024

7,776,027		Medical handpiece with automatic power switching means	08/17/2010	07/11/2022

6,492,762		Ultrasonic transducer, transducer array, and fabrication method	12/10/2002	03/22/2020

6,787,974		Ultrasound transducer unit and planar ultrasound lens	09/7/2004	11/21/2021

6,461,314		Intrabody HIFU applicator	10/8/2002	02/2/2020

D627,463		Ultrasonic wound treatment probe	01/27/2010	11/24/2024

7,931,611		Ultrasonic wound debrider probe and method of use	03/23/2005	10/15/2027

D627,463		Ultrasonic wound treatment probe	08/30/2011	08/30/2025

8,025,672		Ultrasonic wound treatment method and apparatus	09/27/2011	08/29/2026

8,109,925		Treatment of breast disease with vibrating device	02/7/2012	05/25/2027

D667,117		Ultrasonic bone cutting blade	09/11/2012	09/11/2026

8,343,178		Method for ultrasonic tissue excision with tissue selectivity	01/1/2013	12/30/2031

8,353,912		Ultrasonic spinal surgery method	01/15/2013	08/12/2030

D680,218		Ultrasonic bone cutting blade	04/16/2013	04/16/2027

8,430,897		Ultrasonic wound debrider probe and method of use	04/30/2013	03/11/2028

8,444,629		Medical handpiece with automatic power switching means	05/21/2013	01/12/2031

D683,087	Surgical instrument sleeve	06/25/2013	06/25/2027

D699,839	Surgical shield	02/18/2014	02/18/2028

D700,327	Ultrasonic osteotome tip	02/25/2014	02/25/2028

8,659,208	Waveform generator for driving electromechanical device	02/25/2014	07/26/2032

8,690,783	Ultrasonic transducer assembly	04/08/2014	05/20/2031

8,698,377	Dual-mode piezocomposite ultrasonic transducer	04/15/2014	05/20/2031

*	Patents valid also in Japan, Europe and Canada.
**	Owned by Hearing Innovations, Inc.

The Company regularly has patents that have been applied for but have not received approval; to date the Company has thirty-three (33) pending U.S. patent applications.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration	Registration
Number	Date	Mark	Goods

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely ultrasonic surgical aspirators, ultrasonic lithotripters, ultrasonic phacoemulsifiers

3,373,435	01/22/2008	SonicOne	Ultrasonic surgical and systems

3,583,091	03/03/2009	Osteosculpt	Surgical devices, and instruments, namely, ultrasonic cutters and ablators

3,775,329	04/13/2010	Sonastar	Ultrasonic medical devices namely ultrasonic surgical aspirators, ultrasonic scalpels and ultrasonic bone shavers

3,637,456	06/16/2009	Misonix	Ultrasonic cleaning units and ultrasonic liquid processors for industrial, domestic and/or laboratory use

4,506,761	04/01/2014	SonicOne Plus	Ultrasonic surgical system

3,882,225	11/30/2010	Misonix	Laboratory equipment

Backlog

As of June 30, 2014, the Company's backlog (firm orders that have not yet been shipped) was $357,645, as compared to $578,897 as of June 30, 2013. The Company’s method of business has changed with the shift from major distributors in 2012. As a result, we no longer have large recurring orders but ship on a just in time basis.

Employees

As of June 30, 2014, the Company employed a total of 68 full-time employees, including 21 in management and supervisory positions. The Company considers its relationship with its employees to be good.

Website Access Disclosure

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge on the Company's website at www.misonix.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of the Company's annual report will be made available to shareholders, free of charge, upon written request.

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition and/or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth immediately prior to the beginning of Item 1 of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition and/or results of operations. The following list sets forth many, but not all, of the factors that could impact the Company’s ability to achieve results discussed in any forward-looking statement. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

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

We may not meet regulatory quality standards applicable to our manufacturing and quality processes and registrations of products outside the United States.

As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a medical device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community and China, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to meet regulatory quality standards could have a material adverse effect on our business, financial condition or results of operations.

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

Our future growth is dependent upon the development of new products and line extensions, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

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

Additionally, the medical device product market is characterized by extensive research and development and rapid technological change. Developments by other companies of new or improved products, processes or technology may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. In some cases foreign companies may attempt to copy our designs illegally. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technology and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products. Failure to develop new products or enhance existing products could have a material adverse effect on our business, financial condition or results of operations.

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

Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our financial condition or results of operations.

The Affordable Healthcare for America Act includes provisions that may adversely affect our business and results of operations, including an excise tax on the sales of most medical devices.

On March 21, 2010, the House of Representatives passed the Affordable Health Care for America Act, which President Obama signed into law on March 23, 2010. While the current evaluation for this legislation is not material, its potential impact on the Company may adversely affect our business and results of operations. The medical device tax has been established, but in the future the government may decide to increase the tax rate.

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

Our medical devices and our business activities are subject to rigorous regulation, including by the FDA, U.S. Department of Justice, and numerous other federal, state and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. Certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.

Risk of reprocessing disposables.

In some jurisdictions around the world culture and practice encourages reuse when the product is clearly labeled for single use.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Company occupies approximately 34,400 square feet at 1938 New Highway, Farmingdale, New York. The Company pays rent of approximately $23,000 a month, which includes a pro rata share of real estate taxes, water, sewer and other charges which are assessed on the leased premises or the land upon which the leased premises are situated, which expires June 30, 2015. The Company believes that the leased facilities are adequate for its present needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The Company's common stock, $.01 par value ("Common Stock"), is listed on the Nasdaq Global Market ("Nasdaq") under the symbol "MSON".

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by Nasdaq:

	High	Low
Fiscal 2014:
First Quarter	$5.50	$3.92
Second Quarter	6.03	3.86
Third Quarter	7.17	4.85
Fourth Quarter	6.88	5.57

	High	Low
Fiscal 2013:
First Quarter	$4.38	$2.15
Second Quarter	9.13	4.01
Third Quarter	8.55	2.98
Fourth Quarter	6.91	5.00

(b)	As of September 15, 2014, the Company had 7,443,527 shares of Common Stock outstanding and 69 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c)	The Company has not paid any cash dividends since its inception. The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Equity Compensation Plan Information:

			Number of
			securities
			remaining for
			future
	Number of	Weighted	issuance
	securities to	average	under
	be	exercise	equity
	issued upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I. 1996 Directors Plan	75,000	$6.22	-
II. 1996 Plan	41,000	5.83	-
III. 1998 Plan	10,750	7.60	-
IV. 2001 Plan	220,968	5.17	-
V. 2005 Plan	329,925	2.20	625
VI. 2005 Directors Plan	165,000	3.87	12,500
VII. 2009 Plan	470,936	2.89	8,600
VIII. 2009 Directors Plan	176,250	5.59	16,250
IX. 2012 Plan	173,500	4.68	326,500
X. 2012 Directors Plan	-	-	200,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,663,329	$3.88	564,475

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

All of the Company's sales have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products.

Fiscal years ended June 30, 2014 and 2013:

Net sales:

Net Sales increased $2,233,209 to $17,060,435 in fiscal 2014 from $14,827,226 in fiscal 2013. The increase is due to higher BoneScalpel revenue of $1,340,540, higher SonaStar revenue of $1,037,032 and higher SonicOne revenue of $369,644, partially offset by lower service revenue of $385,202, lower Lysonix revenue of $114,679 and lower other revenue of $14,126.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the years ended June 30, 2014 and 2013:

	For the years ended June 30,
	2014	2013	Variance
BoneScalpel	$7,683,686	$6,343,146	$1,340,540
SonicOne	2,227,040	1,857,396	369,644
SonaStar	6,348,075	5,311,043	1,037,032
Other	801,634	1,315,641	(514,007)
	$17,060,435	$14,827,226	$2,233,209

	For the years ended June 30,
	2014	2013
United States	$8,185,468	$7,649,041
Australia	120,118	358,509
Europe	2,387,376	3,062,307
Asia	3,572,056	1,619,255
Canada and Mexico	779,833	516,088
South America	1,165,124	735,060
South Africa	378,287	489,756
Middle East	472,173	397,210
	$17,060,435	$14,827,226

Net sales for the three months ended June 30, 2014 were $5,578,147, an increase of $1,819,164 from $3,758,983 from the three months ended June 30, 2013. The increase is due to higher SonaStar revenue of $1,047,342, higher BoneScalpel revenue of $975,434, higher SonicOne revenue of $63,614 and higher other revenue of $1,521, partially offset by lower Lysonix revenue of $168,386 and lower service revenue of $100,361.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013	Variance
BoneScalpel	$2,487,375	$1,511,941	$975,434
SonicOne	493,801	430,187	63,614
SonaStar	2,445,510	1,398,168	1,047,342
Other	151,461	418,687	(267,226)
	$5,578,147	$3,758,983	$1,819,164

	Three months ended June 30,
	2014	2013
United States	$2,518,285	$1,996,969
Australia	3,960	37,135
Europe	799,891	762,499
Asia	1,546,564	525,776
Canada and Mexico	163,660	79,350
South America	354,147	156,680
South Africa	56,190	126,327
Middle East	135,450	74,247
	$5,578,147	$3,758,983

Gross profit:

Gross profit increased to 65.2% in fiscal 2014 from 49.9% in fiscal 2013. The increase is primarily due to the reversal of $438,509 of Soma related costs previously accrued in fiscal 2013 in accordance with the PuriCore Settlement Agreement (See “Note 8. Contingencies”) in addition to $638,000 of Soma-related costs booked in fiscal 2013, in addition to inventory reserves booked in the fourth quarter 2013.

Gross profit increased to 65.4% for the three months ended June 30, 2014 from 34.2% for the three months ended June 30, 2013. The increase is primarily related to Soma-related costs of approximately $189,000 and inventory reserves of approximately $610,000 booked against the Soma and Anika inventory in fiscal 2013.

Selling expenses:

Selling expenses increased $496,522 to $7,272,726 (42% of sales) in fiscal 2014 from $6,776,204 (46% of sales) in fiscal 2013. The increase is due to higher sales commissions of $765,711, higher depreciation expense of $176,598 (due to the increase in number of demonstration units placed in the field) and higher other expenses of $3,779, partially offset by lower personnel expenses of $221,248 and lower travel expenses of $228,318.

Selling expenses for the three months ended June 30, 2014 decreased $160,935 to $1,846,402 (33% of sales) from $2,007,337 (53% of sales) for the three months ended June 30, 2013. The decrease is due to lower personnel costs of $167,154, lower travel expenses of $144,452 and lower advertising expenses of $69,751, partially offset by higher sales commission expenses of $215,479 and higher other expenses of $4,943.

General and administrative expenses:

General and administrative expenses increased $244,566 to $4,691,055 in fiscal 2014 from $4,446,489 in fiscal 2013. The increase is related to higher non-cash compensation expenses from the issuance of stock options of $208,413, higher legal expenses of $45,167 and higher accounting and travel expenses of $42,132, partially offset by lower bad debt expense of $50,000 and other lower expenses of $1,145.

For the three months ended June 30, 2014, general and administrative expenses increased $16,949 to $1,172,767 from $1,155,818 for the three months ended June 30, 2013. The increase is primarily related to higher non-cash compensation expenses from the issuance of stock options of $55,468 and other higher expenses of $6,428, partially offset by lower consulting expenses of $44,947.

Research and development expenses:

Research and development expenses increased $215,693 to $1,711,751 in fiscal 2014 from $1,496,058 in fiscal 2013. The increase in research and development expenses is due to higher product development material costs of $75,625, higher temporary help expenses of $57,592, higher legal expenses of $34,246, higher amortization expense of $24,099 and other higher expenses of $24,131.

For the three months ended June 30, 2014, research and development expenses increased $44,609 to $397,378 from $352,769 for the three months ended June 30, 2013. The increase is due to higher product development labor expenses of $21,331, higher legal expenses of $18,849 and higher other expenses of $4,429.

Other income:

Other income increased $1,309,345 in fiscal 2014 to $3,706,174 from $2,396,829 in fiscal 2013. The increase in other income is primarily related to an increase in royalty income from Covidien of $1,213,781.

For the three months ended June 30, 2014, other income increased $486,502 to $1,169,916 from $683,414 for the three months ended June 30, 2013. The increase is mainly due to an increase in royalty income from Covidien of $431,110.

Income taxes: In fiscal 2014 and 2013 the income tax benefit for continuing operations had an effective tax rate of 3%. Overall, when considering discontinued operations, the Company had minimal income tax expense. In prior years the Company established a valuation allowance against deferred tax assets due to the net loss from operations over the past 5 years which caused management to conclude that it is more likely than not that its deferred tax assets may not be fully realized.

Discontinued operations:

The following represents the results of the Laboratory and Forensic Safety Products business along with legal and other expenses associated with Labcaire Systems Limited and Misonix HIFU Technologies Limited which are included in discontinued operations:

	For the years ended
	June 30,
	2014	2013
Revenues	$19,901	$19,901
Income from discontinued operations, before tax	$19,901	$5,449
Gain on sale of discontinued operations	250,000	250,000
Income tax expense	(3,182)	(79,667)
Net income from discontinued operations, net of tax	$266,719	$175,782

Refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 for further discussion of the nature of discontinued operations.

Liquidity and Capital Resources:

Working capital at June 30, 2014 and 2013 was $12,277,000 and $9,717,000, respectively. For the fiscal year ended June 30, 2014, cash provided by operations totaled $683,337, mainly due to higher net income, partially offset by higher inventory and accounts receivable. For the fiscal year ended June 30, 2014, cash used in investing activities totaled $201,515, primarily consisting of the purchase of property, plant and equipment along with additional patents. For the fiscal year ended June 30, 2014, cash provided by financing activities was $484,960. Cash provided by discontinued operations was $266,719.

As of June 30, 2014, the Company had a cash balance of $7,039,938 and believes it has sufficient cash to finance operations for at least the next 12 months.

The Company maintains cash balances at various financial institutions. At June 30, 2014, these financial institutions held cash that was approximately $6,790,522 in excess of amounts insured by the Federal Deposit Insurance Corporation.

Commitments

The Company has commitments under operating leases that will be funded from operating sources. At June 30, 2014, the Company’s contractual cash obligations and commitments relating to operating leases are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Operating leases	332,017	69,178	-	-	401,195
	$332,017	$69,178	$-	$-	$401,195

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

Critical Accounting Policies:

New Accounting Pronouncements:

We are required to adopt certain new accounting pronouncements. See Note 1 to our consolidated financial statements.

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

Inventories: Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or market. At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence. Our evaluation includes an analysis of historical sales by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. The Company also, based upon market conditions, determines the level of safety stock for key disposables so that there is always adequate product on hand to fulfill customer demand. To the extent that we determine that there are excess or obsolete quantities, we record valuation reserves against all or a portion of the value of the related products to adjust their carrying value to estimated net realizable value. If future demand or market conditions are different from our projections, or if we are unable to rework excess or obsolete quantities into other products, we may change the recorded amount of inventory valuation reserves through a charge or reduction in cost of product revenues in the period the revision is made.

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

Goodwill: Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2014 and 2013 in the respective fourth quarter. No impairment of goodwill was deemed to exist.

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

Item 8. Financial Statements and Supplemental Data.

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See "Index to Consolidated Financial Statements" on page 50.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the 1992 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2014.  In order to assist in the testing of our internal control, the Company engaged a third-party to assist in the testing and evaluation of our internal control systems.

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

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The Company currently has six Directors (the “Board”). Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

			Director
Name	Age	Principal Occupation	Since

John Gildea	71	Director	2004

Dr. Charles Miner III	63	Director	2005

T. Guy Minetti	63	Director	2003

Thomas F. O'Neill	68	Director	2003

Stavros G. Vizirgianakis	44	Director	2013

Michael A. McManus, Jr.	71	Director, President and Chief Executive Officer	1998

Richard A. Zaremba	59	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	-

Robert S. Ludecker	47	Vice President, Global Sales and Marketing	-

Dan Voic	52	Vice President of Research and Development and Engineering	-

Ronald Manna	60	Vice President of Quality and Regulatory Affairs	-

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

T. Guy Minetti is currently a Managing Director of Eos Partners (“Eos”), a New York City-based real estate consulting firm. Before joining Eos in March 2014, he was employed as an advisor to Level Four Orthotics and Prosthetics, Inc., a specialty healthcare company which designs and sells customized and prefabricated prosthetic and orthotic products. Until August 2012, he served as Chief Executive Officer of TwigTek, Inc., a company engaged in the remarketing and recycling of used electronics. Prior to joining TwigTek in November 2009, he founded and was the Managing Director of Senior Resource Advisors LLC. Mr. Minetti served as the Vice Chairman of the Board of Directors of 1-800-Flowers.Com, a publicly traded specialty gift retailer based in Westbury, New York. Before joining 1-800-Flowers.Com in 2000, Mr. Minetti was a Managing Director of Bayberry Advisors, an investment banking boutique he founded in 1989 to provide corporate finance advisory services to small-to-medium-sized business. From 1981 through 1989, Mr. Minetti was a Managing Director of the investment banking firm, Kidder, Peabody & Company. While at Kidder, Peabody, Mr. Minetti worked in investment banking and high yield bond departments. Mr. Minetti is a graduate of St. Michael’s College.

Mr. Minetti has extensive experience as an investment banker and as a director of a public company. The Board believes this experience qualifies him to serve as a director.

Thomas F. O’Neill is a partner at Kimberlite Advisors, LLC. Kimberlite acquired the business of Ranieri Partners Financial Service Group (“RPFSG”) in September 2013. From December 2010 through August 2013, Mr. O’Neill was chairman of RPFSG. RPFSG is in the business of acquiring and managing companies in the financial services sector, including money management and investment management firms. Mr. O’Neill also served as Chairman of the holding company of First Allied, a broker-dealer, controlled by Ranieri Partners.  Prior to joining RPFSG, he was a founding principal of Sandler O'Neill & Partners, L.P., an investment banking firm. He began his Wall Street career in 1972 at L.F. Rothschild where he specialized in working with financial institutions in Rothschild's Bank Service Group. He was appointed Managing Director of the Bank Service Group, a group consisting of fifty-five professionals, in 1984. In 1985, he became a Managing Director at Bear Stearns and Co-Manager of the Financial Services Group. Mr. O'Neill serves on the Board of Directors of Archer-Daniels-Midland Company and The Nasdaq Stock Market, Inc. Mr. O'Neill is a graduate of New York University and a veteran of the United States Air Force.

Mr. O'Neill has extensive experience as an investment banker, the founding partner of an investment firm, and as a director of broad based international public companies. The Board believes this experience qualifies him to serve as a director.

Stavros G. Vizirgianakis has a distinguished career in the medical devices arena having worked for US Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Healthcare Ascendis. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Mr. Vizirgianakis also serves on the board of Tenaxis Medical and is a strategic investor and advisor to numerous medical device startups and established companies in this arena. Mr. Vizirgianakis has a degree in commerce from the University of South Africa.

The Board believes Mr. Vizirgianakis’ industry knowledge, sales and marketing experience and his vast international business relationships qualify him to serve as a director.

Michael A. McManus, Jr. became President and Chief Executive Officer of the Company in November 1999. From November 1991 to March 1999, Mr. McManus was President and Chief Executive Officer of New York Bancorp, Inc. Prior to New York Bancorp, Inc., Mr. McManus held senior positions with Jamcor Pharmaceutical, Inc., Pfizer, Inc., Revlon Corp. and McAndrew & Forbes Holdings, Inc. Mr. McManus also spent several years as an Assistant to President Reagan. Mr. McManus serves on the Board of Directors of the following publicly traded companies: A. Schulman, Inc. and Novavax, Inc. Mr. McManus holds a B.A. degree in Economics from the University of Notre Dame and a Juris Doctorate from Georgetown University Law Center.

Mr. McManus' extensive first-hand knowledge of the business and historical development of the Company, as well as his executive, management and leadership experience and achievement, along with his previous experience in the pharmaceutical and medical device areas, and international sales and marketing experience, give him highly valued insights into our Company's challenges, opportunities and business. Mr. McManus also possesses broad knowledge related to equity and capital markets as well as government experience that the Board believes are invaluable to the Board's discussions of the Company's capital and liquidity needs and qualify him to serve on the Board.

Richard A. Zaremba became Senior Vice President in 2004. He became Vice President and Chief Financial Officer in February 1999. From March 1995 to February 1999, he was the Vice President and Chief Financial Officer of Converse Information Systems, Inc., a manufacturer of digital voice recording systems. Previously, Mr. Zaremba was Vice President and Chief Financial Officer of Miltope Group, Inc., a manufacturer of electronic equipment. Mr. Zaremba is a licensed certified public accountant in the state of New York and holds BBA and MBA degrees in Accounting from Hofstra University.

Robert S. Ludecker became Vice President of Global Sales and Marketing in May 2013. Prior to joining the Company, Mr. Ludecker served as Vice President of Global Sales and Marketing for BioMimetic Therapeutics, a NASDAQ-listed biotechnology company, specializing in the development and commercialization of products which promote the healing of musculoskeletal injury and diseases, including orthopedic, spine, and sports medicine applications, from February 2011 to May 2013. Prior to BioMimetic, Mr. Ludecker served from February 2008 to February 2011 in a variety of senior sales and marketing leadership positions with Small Bone Innovations, a private New York City-based orthopedic company specializing in small bones, and Smith and Nephew, a leading U.K.-based global provider of orthopedic reconstruction implants and a broad portfolio of medical instruments and supplies. Mr. Ludecker holds a B. A. degree from Kenyon College.

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

Ronald Manna became Vice President of Quality and Regulatory Affairs of the Company in January 2002. Prior thereto, Mr. Manna served as Vice President of Research and Development and Engineering. Mr. Manna holds a B.S. degree in mechanical engineering from Hofstra University.

Executive officers are elected annually by, and serve at the discretion of, the Board.

	DIRECTOR COMPENSATION FOR THE 2014
	FISCAL YEAR
	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total
Michael A. McManus, Jr.	-	-	-

John Gildea	20,000	68,621	88,621

Howard Alliger	14,000	-	14,000

Dr. Charles Miner III	20,000	68,621	88,621

T. Guy Minetti	25,000	68,621	93,621

Thomas F. O'Neill	20,000	68,621	88,621

Stavros G. Vizirgianakis	15,000	68,621	83,621

Outstanding options at fiscal year-end for Messrs. O'Neill and Minetti are 90,000 shares each; Messrs. Alliger, Gildea, and Miner are 75,000 shares each; Mr. Vizirgianakis is 15,000 shares. Each non-employee director receives an annual fee of $15,000, except for Howard Alliger who resigned from the Board of Directors in December 2013. Mr. Alliger’s fees were prorated to the time he was a director during the fiscal year. The Chairman of the Audit Committee receives an additional $10,000 per year cash compensation and the other members of the Audit Committee receive an additional $5,000 per year cash compensation. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of the Board of Directors or while traveling in furtherance of the business of the Company.

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons, except Thomas F. O’Neill, complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2014. Mr. O’Neill inadvertently reported a total of five trades covering an aggregate of 33,257 shares not more than one week after such reporting was due.

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

Annual option grants to executive officers are made at the discretion of the Board in the form of incentive stock options ("ISOs") to the fullest extent permitted under tax laws, with the balance granted in the form of nonqualified stock options. ISOs have potential income tax advantage for executives if the executive disposes of the acquired shares after satisfying certain holding periods. Tax laws provide that the aggregate grant at date of grant for market value of ISOs that become exercisable for any employee in any year may not exceed $100,000.

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

Change in Control Benefits

Change in control benefits are intended to diminish the distraction that executives would face by virtue of the personal uncertainties created by a pending or threatened change in control and to assure that the Company will continue to have the executive's full attention and services at all times. Our change in control benefits are designed to be competitive with similar benefits available at companies with which we compete for executives' talent. These benefits, as one element of our total compensation program, help the Company attract, retain and motivate highly talented executives.

Mr. McManus is entitled to severance pay and benefits if he terminates his employment with the Company following a Change in Control (as defined in the Employment Agreement described later in this Report) to provide him with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes shareholder value. Severance pay and benefits are triggered upon (i) his Involuntary Termination without Cause (as defined in the Employment Agreement) for a reason other than death or Disability (as defined in the Employment Agreement) or (ii) as a result of a Constructive Termination (as defined in the Employment Agreement) which in either case occurs: (x) during the period not to exceed twenty-four (24) months after the effective date of a Change in Control, or (y) before the effective date of a Change in Control, but after the first date on which the Board and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of a Change in Control.

In the event that pay and benefits are triggered, Mr. McManus (A) is entitled to receive severance pay in an amount equal to two (2) times the sum of (a) his annual base pay and (b) bonus at the highest rate paid him for any fiscal year during the aggregate period of his employment by the Company, payable in cash in a lump sum; the payment of premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months; (B) has the right, for a period of (i) ninety (90) days for stock options granted under any of the Company’s Employee Stock Option Plans adopted prior to 2005 and (ii) two (2) years for stock options granted under the Company’s 2005 Employee Equity Incentive Plan, 2009 Employee Equity Incentive Plan, 2012 Employee Equity Incentive Plan and any Plan adopted after the effective date of the Agreement following his Termination Date (as defined in the Employment Agreement), to exercise the options to the extent such options are otherwise vested and exercisable as of the Termination Date under the terms of the applicable stock option agreement(s) and plan(s); and (C) will vest in all unvested stock option grants with respect to options granted after July 1, 2012.

Mr. Zaremba and Mr. Ludecker both have an agreement for the payment of twelve (12) months of annual base salary upon a change in control of the Company.

Tax deductibility of Executive Compensation

Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2014, there was no executive officer's compensation that exceeded $1,000,000.

The following table sets forth information concerning the compensation awarded to, earned by or paid to our named executive officers during the past two fiscal years for services rendered to the Company:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year
and Principal Position	Ended June 30,	Salary ($)	Bonus ($)	Options Awards ($)	Total ($)

Michael A. McManus, Jr.	2014	288,915	100,000	469,575	858,490
President and Chief	2013	288,915	100,000	307,296	696,211
Executive Officer

Richard A. Zaremba	2014	219,455	25,000	150,264	394,719
Senior Vice President,	2013	213,063	30,000	93,172	336,235
Chief Financial Officer,
Secretary and Treasurer

Robert S. Ludecker	2014	203,000	-	37,566	240,566
Vice President-Medical	2013	27,273	-	-	27,273
Global Sales & Marketing

Employment Agreements

On June 30, 2014, the Employment Agreement, dated September 11, 2012 (the “2012 Agreement”), by and between Michael A. McManus, Jr. and the Company expired pursuant to a timely notice of non-renewal delivered to the Company by Mr. McManus. Pursuant to the 2012 Agreement, Mr. McManus was employed by the Company as its President and Chief Executive Officer.

On July 1, 2014 the Company entered into a new Employment Agreement with Michael A. McManus, Jr. whereby he will continue to serve as the Company’s President and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement has an initial term expiring June 30, 2015 and renews for successive one-year periods thereafter unless terminated by either party not less than ninety (90) days prior to the end of the then-current term. The Employment Agreement provides for an annual base salary of $299,000 and an annual bonus based on Mr. McManus’ achievement of annual goals and objectives as determined by the Compensation Committee of the Company’s Board of Directors.

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

Mr. McManus is entitled to severance pay and benefits if he terminates his employment with the Company following a Change in Control, to provide him with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes shareholder value. Severance pay and benefits are triggered upon (i) his Involuntary Termination without Cause for a reason other than death or Disability or (ii) as a result of a Constructive Termination which in either case occurs: (x) during the period not to exceed twenty-four (24) months after the effective date of a Change in Control, or (y) before the effective date of a Change in Control, but after the first date on which the Board of Directors and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of a Change in Control.

In the event that pay and benefits are triggered, Mr. McManus (A) is entitled to receive severance pay in an amount equal to two (2) times the sum of (a) his annual base pay and (b) bonus at the highest rate paid him for any fiscal year during the aggregate period of his employment by the Company, payable in cash in a lump sum; the payment of premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months; (B) has the right, for a period of (i) ninety (90) days for stock options granted under any of the Company’s Employee Stock Option Plans adopted prior to 2005 and (ii) two (2) years for stock options granted under the Company’s 2005 Employee Equity Incentive Plan, 2009 Employee Equity Incentive Plan, 2012 Employee Equity Incentive Plan and any Plan adopted after the effective date of the Employment Agreement following his Termination Date, to exercise the options to the extent such options are otherwise vested and exercisable as of the Termination Date under the terms of the applicable stock option Employment Agreement(s) and plan(s); and (C) will vest in all unvested stock option grants with respect to options granted after July 1, 2012.

Mr. McManus has also agreed in the Employment Agreement to an eighteen (18) month post-termination covenant not-to-compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

The Company and Mr. McManus had previously entered into two letter Agreements (the “Letter Agreements”) providing for the exercise of vested options by Mr. McManus (i) for a ninety (90) day period after his retirement with respect to stock options granted under certain of the Company’s stock option plans and (ii) for two (2) years after Mr. McManus terminates his employment with the Company in the event of a Change-in-Control (as defined in the applicable stock option plans) and he is eligible for the severance benefits provided for by the Employment Agreement. The Company and Mr. McManus have entered into a letter agreement which makes clear that the terms and conditions of the Letter Agreements continue to be in full force and effect and apply to the Employment Agreement.

OUTSTANDING EQUITY AWARDS FOR THE 2014 FISCAL YEAR

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised		Option	Option
Name	Options (#) Exercisable	Options (#) Unexercisable		Exercise Price ($)	Expiration Date
Michael A. McManus, Jr.
	100,000	-		1.91	11/04/18
	50,000	-		2.44	09/09/19
	100,000	-		1.82	09/07/20
	75,000	25,000	(2)	2.19	09/13/21
	59,350	59,350	(3)	2.96	09/13/22
	1,575	4,725	(4)	6.18	12/05/22
	31,250	93,750	(1)	4.68	09/10/23

Richard A. Zaremba
	24,000	-		2.44	09/09/19
	26,250	8,750	(2)	2.19	09/13/21
	20,000	20,000	(3)	2.96	09/13/22
	10,000	30,000	(1)	4.68	09/10/23

Robert S. Ludecker
	2,500	7,500	(1)	4.68	09/10/23

(1)	Options issued 09/10/13 and vest equally over 4 years.

(2)	Options issued 09/13/11 and vest equally over 4 years.

(3)	Options issued 09/09/12 and vest equally over 4 years.

(4)	Options issued 12/05/12 and vest equally over 4 years.

 Stock Options

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2014, options to purchase 41,000 shares were outstanding under the 1996 Plan at exercise prices ranging from $5.18 to $7.60 per share all of which are currently vested and options to acquire 75,000 shares were outstanding under the 1996 Directors Plan at exercise prices ranging from $5.87 to $7.60 per share all of which are currently vested. At June 30, 2014, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 270,705 shares have been reissued).  As of June 30, 2014, there were no shares available for future grants. At June 30, 2014, options to purchase 853,500 shares under the 1996 Directors Plan have been exercised and options to purchase 130,000 shares have been forfeited (of which none have been reissued). As of June 30, 2014, there were no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2014, options to purchase 10,750 shares were outstanding under the 1998 Plan at an exercise price of $7.60 per share all of which are currently vested. At June 30, 2014, options to purchase 76,848 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2014, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2014, options to purchase 220,968 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $8.00 per share with a vesting period of one to four years. At June 30, 2014, options to purchase 192,318 shares under the 2001 Plan have been exercised and options to purchase 837,975 shares under the 2001 Plan have been forfeited (of which 251,261 options have been reissued). At June 30, 2014, there were no shares available for future grants.

In September 2005, the Board of Directors adopted and, in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2014, options to purchase 329,925 shares were outstanding under the 2005 Plan at exercise prices ranging from $.85 to $6.18 per share with a vesting period of four years. At June 30, 2014, options to purchase 169,450 shares have been exercised under the 2005 Plan and options to purchase 47,750 shares have been forfeited (of which 47,125 options have been reissued). At June 30, 2014, 625 shares were available for future grants under the 2005 Plan. At June 30, 2014, options to purchase 165,000 shares were outstanding under the 2005 Directors Plan at exercise prices ranging from $2.41 to $5.42 with a vesting period over three years. At June 30, 2014, options to purchase 22,500 shares under the 2005 Directors Plan have been exercised and options to purchase 7,500 share have been forfeited (of which none have been reissued). At June 30, 2014, there were 12,500 shares available for future grants under the 2005 Directors Plan.

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2014, options to purchase 470,936 shares were outstanding under the 2009 Plan at exercise prices ranging from $1.82 to $6.18 per share with a vesting period of four years.  At June 30, 2014, options to purchase 20,464 shares have been exercised and options to purchase 76,525 shares were forfeited under the 2009 Plan (of which 67,925 options have been reissued).  At June 30, 2014, there were 8,600 shares available for future grants under the 2009 Plan.  At June 30, 2014, options to purchase 176,250 shares were outstanding under the 2009 Directors Plan at exercise prices ranging from $2.41 to $6.71 with a vesting period of four years.  At June 30, 2014, there were 7,500 options exercised and options to purchase 11,250 shares were forfeited under the 2009 Directors Plan (of which none have been reissued).  At June 30, 2014, there were 16,250 shares available for future grants under the 2009 Directors Plan.

In December 2012, the Board of Directors and shareholders adopted the 2012 Employee Equity Incentive Plan (the “2012 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2012 Non-Employee Director Stock Option Plan (the “2012 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2014, options to purchase 173,500 shares were outstanding under the 2012 Plan at an exercise price of $4.68 per share with a vesting period of four years. At June 30, 2014, there were no options exercised and options to purchase 6,000 shares were forfeited under the 2012 Plan (of which none have been reissued). At June 30, 2014, 326,500 shares were available for future grants under the 2012 Plan. At June 30, 2014, there were no options outstanding, exercised, or forfeited under the 2012 Directors Plan. At June 30, 2014, 200,000 shares were available for future grants under the 2012 Directors Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 15, 2014, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

	Common Stock		Percent
Name and Address (1)	Beneficially Owned		Of Class

Michael A. McManus, Jr.	799,111	(2)	10.2
Norman H. Pessin	631,399	(3)	8.6
Dimensional Fund Advisors LP	508,949		7.1
Stavros G. Vizigianakis	449,609		6.2
Richard A. Zaremba	176,403	(4)	2.4
T. Guy Minetti	118,250	(5)	1.6
John W. Gildea	56,250	(6)	*
Charles Miner	56,250	(7)	*
Thomas F. O’Neill	41,250	(8)	*
R. Scott Ludecker	5,443	(9)	*

All executive officers and Directors as a group (ten people)	1,952,768	(10)	23.5

*	Less than 1%

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Dimensional Fund Advisors LP has a principal business office at 1299 Ocean Avenue, Santa Monica, CA 90401. Norman H. Pessin has a principal business office at 366 Madison Avenue, 14th Floor, New York, New York 10017.

(2)	Includes 417,175 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(3)	Sandra F. Pessin, Mr. Pessin’s spouse, is listed as the beneficial owner of 94,025 of such shares in the statement on Schedule 13D filed by Mr. Pessin and Mrs. Pessin on November 15, 2013 with the SEC.

(4)	Includes 80,250 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.

(5)	Includes 56,250 shares which Minetti has the right to acquire upon exercise of stock options which are currently exercisable.

(6)	Includes 56,250 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.

(7)	Includes 56,250 shares which Dr. Miner has the right to acquire upon exercise of stock options which are currently exercisable.

(8)	Includes 41,250 shares which Mr. O’Neill has the right to acquire upon exercise of stock options which are currently exercisable.

(9)	Includes 2,500 shares which Mr. Ludecker has the right to acquire upon exercise of stock options which are currently exercisable.

10)	Includes the shares indicated in notes (2), (4), (5), (6), (7), (8) and (9).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons.

Stavros G. Vizigianakis was appointed to the Board of Directors on May 7, 2013. Mr. Vizigianakis owned a controlling interest in MD Solutions Australasia PTY Ltd. during the fiscal year ended June 30, 2014. Mr. Vizigianakis subsequently sold his entire position prior to June 30, 2014. Mr. Vizigianakis and a family member own one hundred percent of Applied BioSurgical, which is part of Ascendis Healthcare, a listed entity on the Johannesburg Stock Exchange. The distributor agreements with such companies pre-date Mr. Vizigianakis’ appointment to the Board of Directors.

Set forth below is a table showing the Company’s net sales and accounts receivable for the fiscal years ended June 30, 2014 and 2013 with these distributors:

For the years ended June 30,

Applied Bio Surgical	2014	2013

Sales	$378,287	$489,592
Accounts receivable	147,585	130,123

MD Solutions Australasia PTY Ltd.	2014	2013

Sales	$120,118	$335,274
Accounts receivable	1,785	18,700

Director Independence

The Company is required to have a Board of Directors a majority of whom are “independent” as defined by the Corporate Governance Rules applicable to Nasdaq-listed companies and to disclose those Directors that the Board has determined to be independent. Based on such definition, the Board has determined that all directors other than Mr. McManus, who is an officer of the Company, and Stavros G. Vizigianakis are independent. See “Item 10. Directors, Executive Officers and Corporate Governance” and “-Transactions with related persons.”

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Grant Thornton LLP ("Grant Thornton") billed the Company $295,915 and $316,235 in the aggregate for services rendered for the audit of the Company's 2014 and 2013 fiscal years, respectively, and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2014 and 2013 fiscal years, respectively.

Audit-Related Fees:

Grant Thornton billed the Company $20,900 and $30,160 for audit-related services as defined by the SEC for the fiscal years ended June 30, 2014 and 2013, respectively.  The audit-related services were for the audits of the Company’s pension plan.

Tax Fees:

Grant Thornton did not render any tax related services, as defined by the SEC, to the Company for the fiscal years 2014 and 2013.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

	3.	Exhibits

	3 (a)	Restated Certificate of Incorporation of the Company. (1)

	3 (b)	By-laws of the Company. (2)

	10.1	Form of Indemnification Agreement. (3)

	10.2	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (4)

	10.3	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation (4)

	10.4	1996 Non-Employee Director Stock Option Plan. (5)

	10.5	1996 Employee Incentive Stock Option Plan. (5)

	10.6	1998 Employee Stock Option Plan. (6)

	10.7	2001 Employee Stock Option Plan. (7)

	10.8	2005 Employee Equity Incentive Plan. (8)

	10.9	2005 Non-Employee Director Stock Option Plan. (8)

	10.10	Asset Purchase Agreement, dated as of April 7, 2009, between MISONIX LLC, MISONIX, INC. and Sonics & Materials, Inc. (9)

	10.11	2009 Employee Equity Incentive Plan. (10)

	10.12	2009 Non-Employee Director Stock Option Plan. (10)

10.13	Asset Purchase Agreement, dated October 2, 2009, among Acoustic Marketing Research, Inc., MISONIX, INC. and Medical Imaging Holdings, Inc. (11)

10.14	Asset Purchase Agreement, dated as of May 28, 2010, among MISONIX, INC., MISONIX HIFU TECHNOLOGIES LIMITED, MISONIX LIMITED and USHIFU, LLC. (12)

10.15	Lease Modification Agreement, dated as of June 30, 2010, between Sanwood Realty Co. and the Company. (13)

10.16	Asset Purchase Agreement, dated as of October 19, 2011, between MISONIX, INC. and Mystaire, Inc. (14)

10.17	Letter Agreement, dated November 14, 2011, by and between MISONIX, INC. and Richard A. Zaremba. (15)

10.18	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

10.19	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

10.20	Letter Agreement, dated May 7, 2013 by and between MISONIX, INC. and Stavros G. Vizirgiankis. (17)

10.21	2012 Employee Equity Incentive Plan. (18)

10.22	2012 Non-Employee Director Stock Option Plan. (18)

10.23	Settlement Agreement and Mutual Release, dated as of October 10, 2013, by and between PuriCore, Inc. and MISONIX, INC. (19)

10.24	Employment Agreement, dated as of July 1, 2014, by and between MISONIX, INC. and Michael A. McManus, Jr. (20)

10.25	Letter Agreement, dated July 1, 2014, by and between MISONIX, INC. and Michael A. McManus, Jr. (20)

14	Code of Ethics. (21)

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-165088).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 9, 2008.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(4)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(5)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(6)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166).

(8)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(9)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 10, 2009.

(10)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 8, 2009.

(12)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 4, 2010.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 13, 2010.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 21, 2011.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2011.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 13, 2012.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 10, 2013.

(18)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 4, 2012.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 15, 2013.

(20)	Incorporated by reference by the Company’s Current Report on Form 8-K filed on July 1, 2014.

(21)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

Date: September 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr.	President, Chief Executive Officer and Director	September 17, 2014
Michael A. McManus, Jr.	(principal executive officer)

/s/ Richard A. Zaremba	Senior Vice President, Chief Financial Officer,	September 17, 2014
Richard A. Zaremba	Treasurer and Secretary
(principal financial and accounting officer)

/s/ T. Guy Minetti	Director	September 17, 2014
T. Guy Minetti

/s/ Thomas F. O'Neill	Director	September 17, 2014
Thomas F. O'Neill

/s/ John Gildea	Director	September 17, 2014
John Gildea

/s/ Charles Miner III	Director	September 17, 2014
Charles Miner III

/s/ Stavros G. Vizirgianakis	Director	September 17, 2014
Stavros G. Vizirgianakis

Item 15(a)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the years ended June 30, 2014 and June 30, 2013

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MISONIX, INC. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MISONIX, INC. (a New York corporation) and Subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

September 17, 2014

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7,039,938	$5,806,437
Accounts receivable, less allowance for doubtful accounts of $136,868 and $214,641, respectively	3,759,152	2,974,641
Inventories, net	4,217,350	4,034,477
Prepaid expenses and other current assets	367,830	387,371
Total current assets	15,384,270	13,202,926

Property, plant and equipment, net of accumulated amortization and depreciation of $ 4,842,009 and $4,105,292, respectively.	1,517,852	1,326,586
Goodwill	1,701,094	1,701,094
Intangible and other assets	924,653	1,129,321
Total assets	$19,527,869	$17,359,927

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,650,323	$2,208,999
Accrued expenses and other current liabilities	1,457,250	1,276,963
Total current liabilities	3,107,573	3,485,962

Deferred lease liability	16,614	23,811
Deferred income	51,318	72,934
Total liabilities	3,175,505	3,582,707

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,412,096 and 7,233,884 shares issued and 7,334,536 and 7,156,324 shares outstanding, respectively	74,121	72,339
Additional paid-in capital	28,169,622	26,989,559
Accumulated deficit	(11,480,386)	(12,873,685)
Treasury stock, at cost, 77,560 shares	(410,993)	(410,993)
Total stockholders' equity	16,352,364	13,777,220
Total liabilities and stockholders' equity	$19,527,869	$17,359,927

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	June 30,
	2014	2013

Net sales	$17,060,435	$14,827,226
Cost of goods sold	5,933,867	7,427,247
Gross profit	11,126,568	7,399,979

Operating expenses:
Selling expenses	7,272,726	6,776,204
General and administrative expenses	4,691,055	4,446,489
Research and development expenses	1,711,751	1,496,058
Total operating expenses	13,675,532	12,718,751
Loss from operations	(2,548,964)	(5,318,772)

Other income (expense):
Interest income	69	75
Interest expense	-	(7)
Royalty income and license fees	3,725,436	2,511,655
Royalty expense	-	(13,361)
Other	(19,331)	(101,533)
Total other income	3,706,174	2,396,829

Income/(loss) from continuing operations before income taxes	1,157,210	(2,921,943)

Income tax expense/(benefit)	30,630	(75,196)

Net income/(loss) from continuing operations	1,126,580	(2,846,747)
Discontinued operations:
Income from discontinued operations net of tax expense of $235 and $1,853, respectively	19,666	3,596
Gain from sale of discontinued operations net of tax expense of $2,947 and $77,814, respectively	247,053	172,186
Net income from discontinued operations	266,719	175,782
Net income/(loss)	$1,393,299	$(2,670,965)

Net income/(loss) per share from continuing operations - Basic	$0.15	$(0.40)
Net income per share from discontinued operations - Basic	0.04	0.02
Net income/(loss) per share - Basic	$0.19	$(0.38)

Net income/(loss) per share from continuing operations - Diluted	$0.15	$(0.40)
Net income per share from discontinued operations - Diluted	0.04	0.02
Net income/(loss) per share - Diluted	$0.19	$(0.38)

Weighted average shares - Basic	7,232,004	7,050,423
Weighted average shares - Diluted	7,467,592	7,050,423

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2014 and 2013

	Common Stock,
	$.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2012	7,082,920	$70,829	(77,560)	$(410,993)	$26,132,951	$(10,202,720)	$15,590,067
Net loss/comprehensive loss	-	-	-	-	-	(2,670,965)	(2,670,965)
Proceeds from exercise of stock options	150,964	1,510	-	-	368,136	-	369,646
Stock-based compensation	-	-	-	-	488,472	-	488,472
Balance, June 30, 2013	7,233,884	$72,339	(77,560)	$(410,993)	$26,989,559	$(12,873,685)	$13,777,220
Net income/comprehensive income	-	-	-	-	-	1,393,299	1,393,299
Proceeds from exercise of stock options	178,212	1,782	-	-	483,178	-	484,960
Stock-based compensation	-	-	-	-	696,885	-	696,885
Balance, June 30, 2014	7,412,096	$74,121	(77,560)	$(410,993)	$28,169,622	$(11,480,386)	$16,352,364

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	June 30,
	2014	2013
Operating activities
Net income/(loss) from continuing operations	$1,126,580	$(2,846,747)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) by continuing operating activities:
Depreciation and amortization and other non-cash items	978,468	785,437
Bad debt (recovery)/expense	(77,773)	58,902
Stock-based compensation	696,885	488,472
Deferred income	(17,786)	(36,216)
Deferred lease liability	(7,197)	815
Changes in operating assets and liabilities:
Accounts receivable	(706,738)	124,541
Inventories	(1,033,624)	92,926
Prepaid expenses and other assets	106,741	40,488
Accounts payable, accrued expenses and other liabilities	(382,219)	895,337
Net cash provided by/(used in) continuing operating activities	683,337	(396,045)

Investing activities
Acquisition of property, plant and equipment	(72,437)	(533,239)
Additional patents	(129,078)	(82,722)
Net cash used in investing activities	(201,515)	(615,961)

Financing activities
Proceeds from exercise of stock options	484,960	369,646
Net cash provided by financing activities	484,960	369,646

Cash flows from discontinued operations
Net cash provided by/(used in) operating activities	16,719	(74,218)
Net cash provided by investing activities	250,000	250,000
Net cash provided by discontinued operations	266,719	175,782

Net increase/(decrease) in cash and cash equivalents	1,233,501	(466,578)
Cash and cash equivalents at beginning of year	5,806,437	6,273,015
Cash and cash equivalents at end of year	$7,039,938	$5,806,437

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$7

Income taxes	$26,954	$32,341

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	For the years ended June 30,
	2014	2013
United States	$8,185,468	$7,649,041
Australia	120,118	358,509
Europe	2,387,376	3,062,307
Asia	3,572,056	1,619,255
Canada and Mexico	779,833	516,088
South America	1,165,124	735,060
South Africa	378,287	489,756
Middle East	472,173	397,210
	$17,060,435	$14,827,226

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

Discontinued Operations

	For the years ended
	June 30,
	2014	2013
Revenues	$19,901	$19,901
Income from discontinued operations, before tax	$19,901	$5,449
Gain on sale of discontinued operations	250,000	250,000
Income tax expense	(3,182)	(79,667)
Net income from discontinued operations, net of tax	$266,719	$175,782

Laboratory and Forensic Safety Products Business

On October 19, 2011, Misonix sold its Laboratory Products business, which comprised substantially all of the Laboratory and Scientific Products segment, to Mystaire, Inc. (“Mystaire”) for $1.5 million in cash plus a potential additional payment of up to an aggregate $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing (the “earn-out”). The Laboratory and Forensic Safety Products business manufactured and marketed ductless fume, laminar airflow and polymerase chain reaction workstations both domestically and internationally. The earn-out will not be factored into the gain on sale until it is earned by Misonix. As of June 30, 2014 there has been no earn-out recorded.

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC (“USHIFU”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by USHIFU related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through June 30, 2014 were $754,788.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains cash balances at various financial institutions. At June 30, 2014, these financial institutions held cash that was approximately $6,790,522 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

Included in sales from continuing operations are sales to Cicel (Beijing) Science and Tech Co. Ltd. of $2,495,960 and $619,357, Covidien plc (“Covidien”) of $5,226 and $110,437 and Aesculap, Inc. (“Aesculap”) of $636,085 and $1,425,708 for the fiscal years ended June 30, 2014 and 2013, respectively. Total royalties from Covidien related to their sales of the Company’s ultrasonic cutting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $3,619,000 and $2,369,000 during the fiscal years ended June 30, 2014 and 2013, respectively. Accounts receivable from Covidien were approximately $892,000 and $718,000, which included $892,000 and $711,000 of royalty income receivable at June 30, 2014 and 2013, respectively. Accounts receivable from Aesculap were approximately $121,000 and $324,000 and from Cicel were approximately $606,000 and $179,000 at June 30, 2014 and 2013, respectively. At June 30, 2014 and 2013, the Company’s accounts receivable with customers outside the United States were approximately $1,332,000 and $1,086,000, respectively. The Company sells its BoneScalpel, SonaStar and Sonic One Wound Cleansing and Debridement System through direct sales persons and agents in the United States and through distributors outside the United States.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of raw materials, work-in process and finished goods and include purchased materials, direct labor and manufacturing overhead. Management evaluates the need to record adjustments to write down inventory to the lower of cost or market on a quarterly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods and it writes down its inventory for estimated obsolescence based upon the age of inventory and assumptions about future demand and usage. During the year ended June 30, 2013 the Company also established inventory reserves aggregating approximately $835,000 resulting from terminating an agreement for products not meeting specifications for which recovery from the supplier is not expected. Inventory items used for demonstration purposes, rentals or on consignment are classified as property, plant and equipment.

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

For the Years Ended June 30, 2014 and 2013

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

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment was deemed to exist in fiscal 2014 or 2013.

Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. We primarily utilize a discontinued cashflow model in determining the fair value which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2014 and 2013 as of June 30th each year. No impairment of goodwill was deemed to exist in fiscal 2014 or 2013.

Intangible and Other Assets

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $611,355 and $568,823 at June 30, 2014 and 2013, respectively. Accumulated amortization totaled $641,469 and $554,923 at June 30, 2014 and 2013, respectively. Amortization expense for the years ended June 30, 2014 and 2013 was approximately $83,000 and $75,000, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

Net customer relationships, which are being amortized on a straight-line basis over a five year period, reported in intangible and other assets totaled $200,000 and $360,000 at June 30, 2014 and 2013, respectively. Accumulated amortization amounted to $600,000 and $440,000 at June 30, 2014 and 2013, respectively. Amortization expenses for the years ended June 30, 2014 and 2013 was $160,000 in each year.

The following is a schedule of estimated future amortization expense as of June 30, 2014:

		Customer
	Patents	Relationships
2015	$85,931	$160,000
2016	80,415	40,000
2017	78,231	-
2018	74,917	-
2019	68,333	-
Thereafter	223,528	-
	$611,355	$200,000

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 For the Years Ended June 30, 2014 and 2013

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company classifies income tax related interest and penalties as a component of income tax expense.

Income (Loss) Per Share

Basic income (loss) per common share ("Basic EPS") is computed by dividing income (loss) by the weighted average number of common shares outstanding using the treasury stock method. Diluted income (loss) per common share ("Diluted EPS") is computed by dividing income (loss) by the weighted average number of common shares and the dilutive common share equivalents and convertible securities then outstanding.

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the twelve months ended		For the three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic shares	7,232,004	7,050,423	7,301,157	7,115,557
Dilutive effect of stock options	235,588	-	383,685	-
Diluted shares	7,467,592	7,050,423	7,684,842	7,115,557

Excluded from the calculation of Diluted EPS are options to purchase 96,750 and 312,630 shares of common stock for the three and twelve months ended June 30, 2014, respectively. The excluded shares are any shares in which the average stock price for the quarter or year-to-date is less than the exercise price of the outstanding options in the period in which the Company has net income.

Diluted EPS for the three and twelve months ended June 30, 2013 presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculations of Diluted EPS for the three and twelve months ended June 30, 2013 are outstanding options to purchase 1,729,991 shares.

Comprehensive Income/(Loss)

Total comprehensive income/(loss) was $1,393,299 for the fiscal year ended June 30, 2014 and ($2,670,965) for the fiscal year ended June 30, 2013.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed in the period the advertising first takes place. The Company incurred approximately $100,000 and $141,000 in advertising costs during the fiscal years ended June 30, 2014 and 2013, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for but not limited to, establishing the allowance for doubtful accounts, valuation of inventory, depreciation, asset impairment evaluations and establishing deferred tax assets and stock-based compensation. Actual results could differ from those estimates.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

Shipping and Handling

Shipping and handling fees for the fiscal years ended June 30, 2014 and 2013 were approximately $75,000 and $47,000, respectively, and are reported as a component of net sales. Shipping and handling costs for the fiscal years ended June 30, 2014 and 2013 were approximately $85,000 and $101,000, respectively, and are reported as a component of selling expenses.

Stock-Based Compensation

The Company measures compensation cost for all share based payments at fair value and recognizes the cost over the vesting period.  The Company utilizes the straight line amortization method to recognize the expense associated with the awards with graded vesting terms.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205)” and “Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU are effective in the first quarter of 2015. The Company is currently evaluating the impact of the pending adoption of ASU 2014 – 08 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized.  The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

	June 30, 2014		June 30, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$7,039,938	$7,039,938	$5,806,437	$5,806,437
Trade accounts receivable	3,759,152	3,759,152	2,974,641	2,974,641
Trade accounts payable	1,650,323	1,650,323	2,208,999	2,208,999

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

3. Inventories

Inventories are summarized as follows:

	June 30,	June 30,
	2014	2013
Raw material	$1,820,046	$2,641,982
Work-in-process	410,827	394,629
Finished goods	3,337,568	2,358,943
	5,568,441	5,395,554
Less valuation reserve	1,351,091	1,361,077
	$4,217,350	$4,034,477

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2014	2013
Machinery and equipment	$1,887,309	$1,861,167
Furniture and fixtures	1,234,104	1,185,660
Automobiles	22,328	22,328
Leasehold improvements	445,879	443,233
Demonstration and consignment inventory	2,770,241	1,919,490
	6,359,861	5,431,878
Less: accumulated depreciation and amortization	(4,842,009)	(4,105,292)
	$1,517,852	$1,326,586

Depreciation and amortization of property, plant and equipment totaled approximately $732,000 and $550,000 for the fiscal years ended June 30, 2014 and 2013, respectively.

5. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,	June 30,
	2014	2013
Accrued payroll and vacation	$460,341	$456,095
Accrued bonuses	250,000	225,000
Accrued commissions	340,462	200,678
Accrued professional and legal fees	85,832	70,450
Deferred income	102,453	146,038
Other	218,162	178,702
	$1,457,250	$1,276,963

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

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

The following is a schedule of future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at June 30, 2014:

Operating
Leases
2015	$332,017
2016	33,606
2017	28,032
2018	7,540
Total minimum lease payments	$401,195

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $392,000 and $387,000 for the fiscal years ended June 30, 2014 and 2013, respectively.

7. Stock-Based Compensation Plans

Stock options are granted with exercise prices not less than the fair market value of our common stock, par value $.01 per share (“Common Stock”), at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the "Committee") not to exceed 10 years. The Committee determines the vesting period for the Company's stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the fiscal years ended June 30, 2014 and 2013, the Company granted options to purchase 324,000 and 357,500 shares of the Company's Common Stock, respectively.

Compensation expense is recognized in the general and administrative expenses line item of the Company's consolidated statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2014 and 2013. As of June 30, 2014, there was approximately $1,693,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.8 years.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

Cash received from the exercise of stock options for the fiscal years ended June 30, 2014 and 2013 was $484,960 and $369,646, respectively. Cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. The intrinsic value of stock options exercised during the fiscal year ended June 30, 2014 aggregated approximately $341,000.

The weighted average fair value at date of grant for options granted during the fiscal years ended June 30, 2014 and 2013 was $3.95 and $3.04 per share, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2014	2013
Risk-free interest rates	3.0%	2.5%
Expected option life in years	6.5	6.5
Expected stock price volatility	76.09%	75.15%
Expected dividend yield	0%	0%

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

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2014, options to purchase 41,000 shares were outstanding under the 1996 Plan at exercise prices ranging from $5.18 to $7.60 per share all of which are currently vested and options to acquire 75,000 shares were outstanding under the 1996 Directors Plan at exercise prices ranging from $5.87 to $7.60 per share all of which are currently vested. At June 30, 2014, options to purchase 138,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 270,705 shares have been reissued).  As of June 30, 2014, there were no shares available for future grants. At June 30, 2014, options to purchase 853,500 shares under the 1996 Directors Plan have been exercised and options to purchase 130,000 shares have been forfeited (of which none have been reissued). As of June 30, 2014, there were no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2014, options to purchase 10,750 shares were outstanding under the 1998 Plan at an exercise price of $7.60 per share all of which are currently vested. At June 30, 2014, options to purchase 76,848 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2014, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2014, options to purchase 220,968 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $8.00 per share with a vesting period of one to four years. At June 30, 2014, options to purchase 192,318 shares under the 2001 Plan have been exercised and options to purchase 837,975 shares under the 2001 Plan have been forfeited (of which 251,261 options have been reissued). At June 30, 2014, there were no shares available for future grants.

In September 2005, the Board of Directors adopted and, in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2014, options to purchase 329,925 shares were outstanding under the 2005 Plan at exercise prices ranging from $.85 to $6.18 per share with a vesting period of four years. At June 30, 2014 options to purchase 169,450 shares have been exercised under the 2005 Plan and options to purchase 47,750 shares have been forfeited (of which 47,125 options have been reissued). At June 30, 2014, 625 shares were available for future grants under the 2005 Plan. At June 30, 2014, options to purchase 165,000 shares were outstanding under the 2005 Directors Plan at exercise prices ranging from $2.41 to $5.42 with a vesting period over three years. At June 30, 2014, options to purchase 22,500 shares under the 2005 Directors Plan have been exercised and options to purchase 7,500 shares have been forfeited (of which none have been reissued). At June 30, 2014, there were 12,500 shares available for future grants under the 2005 Directors Plan.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2014, options to purchase 470,936 shares were outstanding under the 2009 Plan at exercise prices ranging from $1.82 to $6.18 per share with a vesting period of four years.  At June 30, 2014, options to purchase 20,464 have been exercised and options to purchase 76,525 shares were forfeited under the 2009 Plan (of which 67,925 options have been reissued).  At June 30, 2014, there were 8,600 shares available for future grants under the 2009 Plan.  At June 30, 2014, options to purchase 176,250 shares were outstanding under the 2009 Directors Plan at exercise prices ranging from $2.41 to $6.71 with a vesting period of up to four years.  At June 30, 2014, there were 7,500 options exercised and options to purchase 11,250 shares were forfeited under the 2009 Directors Plan (of which none have been reissued).  At June 30, 2014, there were 16,250 shares available for future grants under the 2009 Directors Plan.

In December 2012, the Board of Directors and shareholders adopted the 2012 Employee Equity Incentive Plan (the “2012 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2012 Non-Employee Director Stock Option Plan (the “2012 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2014, options to purchase 173,500 shares were outstanding under the 2012 Plan at an exercise price of $4.68 per share with a vesting period of four years. At June 30, 2014, there were no options exercised and options to purchase 6,000 shares were forfeited under the 2012 Plan (of which none have been reissued). At June 30, 2014, 326,500 shares were available for future grants under the 2012 Plan. At June 30, 2014, there were no options outstanding, exercised, or forfeited under the 2012 Directors Plan. At June 30, 2014, 200,000 shares were available for future grants under the 2012 Directors Plan.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

 For the Years Ended June 30, 2014 and 2013

The following table summarizes information about stock option activity during 2014 and 2013:

	Options
			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	Years	Value
Outstanding as of June 30, 2013	1,729,991	$3.65
Granted	324,000	4.94
Exercised	(178,212)	2.72		$341,479
Forfeited	(50,250)	4.31
Expired	(162,200)	4.67
Outstanding as of June 30, 2014	1,663,329	$3.88	5.2	$4,879,106
Vested and exercisable at June 30, 2014	967,056	$3.81	4.3	$2,937,802

Outstanding as of June 30, 2012	1,820,930	$3.60
Granted	357,500	3.83
Exercised	(150,964)	2.45		$86,972
Forfeited	(95,775)	2.41
Expired	(201,700)	5.10
Outstanding as of June 30, 2013	1,729,991	$3.65	5.4	$2,937,132
Vested and exercisable at June 30, 2013	1,104,817	$3.97	3.6	$1,554,007

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

The following table summarizes information about stock options outstanding at June 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Number	(Yrs.)	Price	Number	Price
$0.85-2.96	850,899	6.2	$2.38	533,601	$2.27
$3.45-4.68	299,800	6.2	$4.51	56,800	$3.76
$5.18-8.00	512,630	3.0	$6.01	376,655	$6.00
	1,663,329	5.2	$3.88	967,056	$3.81

As of June 30, 2014 and 2013, 1,663,329 and 1,729,991 shares are reserved for issuance under outstanding options and 564,475 and 854,725 shares are reserved for the granting of additional options, respectively.  All outstanding options expire between September 2014 and December 2023 and vest over periods of up to four years.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

8. Commitments and Contingencies

Employment Agreement

On July 1, 2014 the Company entered into a new Employment Agreement with Michael A. McManus, Jr., whereby he will continue to serve as the Company’s President and Chief Executive Officer (the “Agreement”). The Agreement has an initial term expiring June 30, 2015 and renews for successive one-year periods thereafter unless terminated by either party not less than ninety (90) days prior to the end of the then-current term. The Agreement provides for an annual base salary of $299,000, and an annual bonus based on Mr. McManus’ achievement of annual goals and objectives as determined by the Compensation Committee of the Company’s Board of Directors.

Mr. McManus is entitled under the Agreement to participate in any plans and programs made available to the executive employees of the Company generally.

The Company can terminate the Agreement for cause (as defined in the Agreement). Mr. McManus can terminate the Agreement for Good Reason (as defined in the Agreement). If Mr. McManus terminates the Agreement for Good Reason, the Company must pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid him at any time during the aggregate time he has been employed by the Company, payable in a lump sum within sixty (60) days of termination of employment.

Mr. McManus is entitled to severance pay and benefits if he terminates his employment with the Company following a Change in Control (as defined in the Agreement), to provide him with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes shareholder value. Severance pay and benefits are triggered upon (i) his Involuntary Termination without Cause (as defined in the Agreement) for a reason other than death or Disability (as defined in the Agreement) or (ii) as a result of a Constructive Termination (as defined in the Agreement) which in either case occurs: (x) during the period not to exceed twenty-four (24) months after the effective date of a Change in Control, or (y) before the effective date of a Change in Control, but after the first date on which the Board of Directors and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of a Change in Control.

In the event that pay and benefits are triggered, Mr. McManus (A) is entitled to receive severance pay in an amount equal to two (2) times the sum of (a) his annual base pay and (b) bonus at the highest rate paid him for any fiscal year during the aggregate period of his employment by the Company, payable in cash in a lump sum; the payment of premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months; (B) has the right, for a period of (i) ninety (90) days for stock options granted under any of the Company’s Employee Stock Option Plans adopted prior to 2005 and (ii) two (2) years for stock options granted under the Company’s 2005 Employee Equity Incentive Plan, 2009 Employee Equity Incentive Plan, 2012 Employee Equity Incentive Plan and any Plan adopted after the effective date of the Agreement following his Termination Date (as defined in the Agreement), to exercise the options to the extent such options are otherwise vested and exercisable as of the Termination Date under the terms of the applicable stock option agreement(s) and plan(s); and (C) will vest in all unvested stock option grants with respect to options granted after July 1, 2012.

Mr. McManus has also agreed in the Agreement to an eighteen (18) month post-termination covenant not-to-compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

The Company and Mr. McManus had previously entered into two letter agreements (the “Letter Agreements”) providing for the exercise of vested options by Mr. McManus (i) for a ninety (90) day period after his retirement with respect to stock options granted under certain of the Company’s stock option plans and (ii) for two (2) years after Mr. McManus terminates his employment with the Company in the event of a Change-in-Control (as defined in the applicable stock option plans) and he is eligible for the severance benefits provided for by the Agreement. The Company and Mr. McManus have entered into a letter agreement which makes clear that the terms and conditions of the Letter Agreements continue to be in full force and effect and apply to the Agreement.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

Purchase Commitments

As of June 30, 2014 and 2013, the Company had purchase and inventory commitments totaling $2,300,949 and $1,510,566, respectively.

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

9. Related Party Transactions

Stavros G. Vizigianakis was appointed to the Board of Directors on May 7, 2013. Mr. Vizigianakis owned a controlling interest in MD Solutions Australasia PTY Ltd. during the fiscal year ended June 301, 2014. Mr. Vizigianakis subsequently sold his entire position prior to June 30, 2014. Mr. Vizigianakis and a family member own one hundred percent of Applied BioSurgical which is part of Ascendis Healthcare, a listed entity on the Johannesburg Stock Exchange. The distributor agreements with such companies pre-date Mr. Vizigianakis’ appointment to the Board of Directors.

Set forth below is a table showing the Company’s net sales and accounts receivable for the fiscal years ended June 30, 2014 and June 30, 2013 with these distributors:

For the years ended June 30,

Applied Bio Surgical	2014	2013

Sales	$378,287	$489,592
Accounts receivable	147,585	130,123

MD Solutions Australasia PTY Ltd.	2014	2013

Sales	$120,118	$335,274
Accounts receivable	1,785	18,700

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

10. Income Taxes

Open tax years related to federal and state income tax filings are for the years ended June 30, 2011, 2012, 2013 and 2014. The Company’s net operating loss carryforwards from closed years can be adjusted by the tax authorities when they are utilized in an open year. The Company files state tax returns in New York and Texas. The Company's foreign subsidiaries, Misonix Ltd. and Misonix Urology Services Limited (formerly, UKHIFU Limited), filed tax returns in the United Kingdom. In general, open years related to the United Kingdom for filing are June 30, 2012, 2013 and 2014. As of June 30, 2014 and 2013, the Company has no material unrecognized tax benefits and no accrued interest and penalties.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2014	2013
Deferred tax liabilities:
Depreciation and amortization	$(358,421)	$(299,896)
Total deferred tax liabilities	(358,421)	(299,896)

Deferred tax assets:
Bad debt reserves	47,227	56,842
Accruals and allowances	13,512	13,504
Inventory valuation	612,420	611,272
License fee and other income	31,428	59,602
Stock-based compensation	225,925	225,793
Deferred gain - HIFU and Labcaire	196,773	203,946
Tax credits	702,776	534,163
Net operating loss carry forwards	4,636,476	5,235,264
Other	24,031	22,512
Total deferred tax assets	6,490,568	6,962,898
Valuation allowance	6,132,147	6,663,002
Net deferred tax asset	$-	$-

Recorded as:
Current deferred tax asset	$-	$-
Non-current deferred tax liability, net	-	-
	$-	$-

As of June 30, 2014, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies. Based on these considerations, management concluded that it is more likely than not that its deferred tax assets will not be fully realized. The decrease in the valuation allowance is primarily due to the net income from continuing and discontinued operations.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

As of June 30, 2014, the Company had approximately $11,700,000 of U.S. federal net operating loss carryforwards which expire in tax years between 2026 and 2033.  Of the net operating loss carryforwards, approximately $3,900,000 is subject to the separate return loss rules under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has approximately $596,000 of research and development tax credit carryforwards which expire in the tax years between 2026 and 2034.  In addition, the Company has approximately $107,000 of alternative minimum tax credit which has an indefinite carryforward period.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year ended June 30,
	2014	2013
Current:
Federal	$24,613	$(79,667)
State	6,017	4,471
Total current	30,630	(75,196)

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
	$30,630	$(75,196)

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2014	2013
Tax at federal statutory rates	$393,451	$(993,461)
State income taxes, net of federal benefit	3,971	2,951
Research credit	(140,044)	(58,777)
Stock-based compensation	236,941	166,080
Valuation allowance	(486,106)	782,808
Travel and entertainment	21,587	24,860
Other	830	343
	$30,630	$(75,196)

11. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement (the "USS License") with United States Surgical (now, Covidien) for a twenty-year period, expiring October 2016, covering the further development and commercial exploitation of the Company's medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery.

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of AutoSonix products. Total royalties from sales of this device were approximately $3,619,000 and $2,369,000 for the fiscal years ended June 30, 2014 and 2013, respectively.

12. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Code for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $17,500 or $23,000 if the employee was over 50 years of age for the year ended June 30, 2014. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $38,320 and $38,510 for the fiscal years ended June 30, 2014 and 2013, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

13. Quarterly Results (unaudited)

	FISCAL 2014
	Q1	Q2		Q3	Q4	YEAR
Net sales	$3,075,584	$4,122,059		$4,284,645	$5,578,147	$17,060,435
Cost of goods sold	1,345,330	1,229,409	A	1,431,766	1,927,362	5,933,867
Gross profit	1,730,254	2,892,650		2,852,879	3,650,785	11,126,568

Operating expenses:
Selling expenses	1,828,830	1,683,699		1,913,795	1,846,402	7,272,726
General and administrative expenses	1,221,315	1,120,926		1,176,047	1,172,767	4,691,055
Research and development expenses	472,888	435,019		406,466	397,378	1,711,751
Total operating expenses	3,523,033	3,239,644		3,496,308	3,416,547	13,675,532
(Loss)/income from operations	(1,792,779)	(346,994)		(643,429)	234,238	(2,548,964)

Other income/(expense):
Interest income	19	19		18	13	69
Royalty income and license fees	912,794	809,392		830,702	1,172,548	3,725,436
Other	(6,261)	(5,304)		(5,121)	(2,645)	(19,331)
Total other income	906,552	804,107		825,599	1,169,916	3,706,174

(Loss)/income from continuing operations before income taxes	(886,227)	457,113		182,170	1,404,154	1,157,210

Income tax expense	2,750	2,750		8,376	16,754	30,630

Net (loss)/income from continuing operations	$(888,977)	$454,363		$173,794	$1,387,400	$1,126,580

Discontinued operations:
Net income from discontinued operations net of income tax expense/(benefit) of $0, $0, $0 and $3,182	4,975	4,975		254,976	1,793	266,719
Net income from discontinued operations	4,975	4,975		254,976	1,793	266,719

Net (loss)/income	$(884,002)	$459,338		$428,770	$1,389,193	$1,393,299

Net (loss)/income per share from continuing operations - Basic	$(0.12)	$0.06		$0.02	$0.19	$0.15

Net income per share from discontinued operations - Basic	0.00	0.00		0.04	0.00	0.04

Net (loss)/income per share - Basic	$(0.12)	$0.06		$0.06	$0.19	$0.19

Net (loss)/income per share from continuing operations - Diluted	$(0.12)	$0.06		$0.02	$0.18	$0.15

Net income per share from discontinued operations - Diluted	0.00	0.00		0.03	0.00	0.04

Net (loss)/income per share - Diluted	$(0.12)	$0.06		$0.05	$0.18	$0.19

A Includes the reversal of $439,508 of previously accrued and unpaid contractual minimum gross profit requirement pursuant to a signed Settlement Agreement (see note 8)

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2014 and 2013

	FISCAL 2013
	Q1	Q2	Q3	Q4		YEAR
Net sales	$4,570,525	$3,474,231	$3,023,487	$3,758,983		$14,827,226
Cost of goods sold	1,843,899	1,626,965	1,482,329	2,474,054	B	7,427,247
Gross profit	2,726,626	1,847,266	1,541,158	1,284,929		7,399,979

Operating expenses:
Selling expenses	1,458,564	1,545,585	1,764,718	2,007,337		6,776,204
General and administrative expenses	1,042,332	1,092,726	1,155,613	1,155,818		4,446,489
Research and development expenses	397,131	366,257	379,901	352,769		1,496,058
Total operating expenses	2,898,027	3,004,568	3,300,232	3,515,924		12,718,751
Loss from operations	(171,401)	(1,157,302)	(1,759,074)	(2,230,995)		(5,318,772)

Other income/(expense):
Interest income	13	25	18	19		75
Interest expense	-	-	-	(7)		(7)
Royalty income and license fees	222,679	522,385	1,025,153	741,438		2,511,655
Royalty(expense)/recovery	(3,698)	(1,415)	(182)	(8,066)		(13,361)
Other	(7,577)	(18,608)	(25,378)	(49,970)		(101,533)
Total other income	211,417	502,387	999,611	683,414		2,396,829

Income/(loss) from continuing operations before income taxes	40,016	(654,915)	(759,463)	(1,547,581)		(2,921,943)

Income tax expense/(benefit)	1,500	2,329	(59,126)	(19,899)		(75,196)

Net income/(loss) from continuing operations	$38,516	$(657,244)	$(700,337)	$(1,527,682)		$(2,846,747)

Discontinued operations:
Net income/(loss) from discontinued operations net of income tax expense/(benefit) of $0, $0, $82,968 and $(3,301)	6,318	3,475	172,007	(6,018)		175,782
Net income/(loss) from discontinued operations	6,318	3,475	172,007	(6,018)		175,782

Net income/(loss)	$44,834	$(653,769)	$(528,330)	$(1,533,700)		$(2,670,965)

Net income/(loss) per share from continuing operations - Basic	$0.01	$(0.09)	$(0.10)	$(0.22)		$(0.40)

Net income/(loss) per share from discontinued operations - Basic	0.00	0.00	0.02	(0.00)		0.02

Net income/(loss) per share - Basic	$0.01	$(0.09)	$(0.08)	$(0.22)		$(0.38)

Net income/(loss) per share from continuing operations - Diluted	$0.01	$(0.09)	$(0.10)	$(0.22)		$(0.40)

Net income/(loss) per share from discontinued operations - Diluted	0.00	0.00	0.02	(0.00)		0.02

Net income/(loss) per share - Diluted	$0.01	$(0.09)	$(0.08)	$(0.22)		$(0.38)

B Includes additional inventory reserves of $835,000 as described in Note 1.

MISONIX, INC. and Subsidiaries

Valuation and Qualifying Accounts

 For the Years Ended June 30, 2014 and 2013

Schedule II

		Column C
	Column B	Additions			Column E
	Balance at	charged			Balance at
Column A	beginning	to cost and	Column D		end of
Description	of period	expenses	(Deductions)		period

Allowance for doubtful accounts:
Year ended June 30:

2014	$214,641	$(39,811)	$(37,962	)(A)	$136,868

2013	$155,739	$60,000	$(1,098	)(A)	$214,641

(A)            Reduction in allowance for doubtful accounts due to write off of certain accounts receivable balances.

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.