Form 10-Q
period 2014-09-30
MISONIX INC
filed 2014-11-06
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	November 6, 2014
Common Stock, $.01 par value	7,504,612

MISONIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$7,597,869	$7,039,938
Accounts receivable, less allowance for doubtful accounts of $146,868 and $136,868, respectively	3,305,745	3,759,152
Inventories, net	4,534,409	4,217,350
Prepaid expenses and other current assets	300,265	367,830
Total current assets	15,738,288	15,384,270

Property, plant and equipment, net of accumulated amortization and depreciation of $5,043,965 and $4,842,009, respectively	1,548,532	1,517,852
Goodwill	1,701,094	1,701,094
Intangible and other assets	825,407	924,653
Total assets	$19,813,321	$19,527,869

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,433,715	$1,650,323
Accrued expenses and other current liabilities	1,305,834	1,457,250
Total current liabilities	2,739,549	3,107,573

Deferred lease liability	12,461	16,614
Deferred income	41,929	51,318
Total liabilities	2,793,939	3,175,505

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,589,775 and 7,412,096 shares issued and 7,491,862 and 7,334,536 shares outstanding, respectively	75,898	74,121
Additional paid-in capital	28,673,718	28,169,622
Accumulated deficit	(11,097,189)	(11,480,386)
Treasury stock, at cost, 97,913 and 77,560 shares respectively	(633,045)	(410,993)
Total stockholders' equity	17,019,382	16,352,364
Total liabilities and stockholders' equity	$19,813,321	$19,527,869

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	September 30,
	2014	2013

Net sales	$4,539,337	$3,075,584
Cost of goods sold	1,586,105	1,345,330
Gross profit	2,953,232	1,730,254

Operating expenses:
Selling expenses	2,019,286	1,828,830
General and administrative expenses	1,246,078	1,221,315
Research and development expenses	437,591	472,888
Total operating expenses	3,702,955	3,523,033
Loss from operations	(749,723)	(1,792,779)

Other income (expense):
Interest income	25	19
Royalty income and license fees	1,147,951	912,794
Other	(5,679)	(6,261)
Total other income	1,142,297	906,552

Income/(loss) from continuing operations before income taxes	392,574	(886,227)

Income tax expense	14,352	2,750

Net income/(loss) from continuing operations	378,222	(888,977)
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	4,975	4,975
Net income from discontinued operations	4,975	4,975
Net income/(loss)	$383,197	$(884,002)

Net income/(loss) per share from continuing operations - Basic	$0.05	$(0.12)
Net income per share from discontinued operations - Basic	0.00	0.00
Net income/(loss) per share - Basic	$0.05	$(0.12)

Net income/(loss) per share from continuing operations - Diluted	$0.05	$(0.12)
Net income per share from discontinued operations - Diluted	0.00	0.00
Net income/(loss) per share - Diluted	$0.05	$(0.12)

Weighted average shares - Basic	7,361,555	7,182,866
Weighted average shares - Diluted	7,644,434	7,182,866

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the three months ended September 30, 2014

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2014	7,412,096	$74,121	(77,560)	$(410,993)	$28,169,622	$(11,480,386)	$16,352,364
Net income/comprehensive income	-	-	-	-	-	383,197	383,197
Proceeds from exercise of stock options	177,679	1,777	(20,353)	(222,052)	290,100	-	69,825
Stock-based compensation	-	-	-	-	213,996	-	213,996
Balance, September 30, 2014	7,589,775	$75,898	(97,913)	$(633,045)	$28,673,718	$(11,097,189)	$17,019,382

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	September 30,
	2014	2013
Operating activities
Net income/(loss) from continuing operations	$378,222	$(888,977)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) by continuing operating activities:
Depreciation and amortization and other non-cash items	324,188	231,271
Bad debt expense	10,000	15,000
Stock-based compensation	213,996	143,944
Deferred income	(15,592)	(15,051)
Deferred lease liability	(4,153)	(1,799)
Changes in operating assets and liabilities:
Accounts receivable	443,407	160,305
Inventories	(517,286)	(146,590)
Prepaid expenses and other assets	76,271	117,120
Accounts payable, accrued expenses and other non-cash items	(361,821)	(855,675)
Net cash provided by/(used in) continuing operating activities	547,232	(1,240,452)

Investing activities
Acquisition of property, plant and equipment	(35,323)	(5,925)
Additional patents	(28,778)	(28,427)
Net cash used in investing activities	(64,101)	(34,352)

Financing activities
Proceeds from exercise of stock options	69,825	116,905
Net cash provided by financing activities	69,825	116,905

Cash flows from discontinued operations
Net cash provided by operating activities	4,975	4,975
Net cash provided by discontinued operations	4,975	4,975

Net increase/(decrease) in cash and cash equivalents	557,931	(1,152,924)
Cash and cash equivalents at beginning of period	7,039,938	5,806,437
Cash and cash equivalents at end of period	$7,597,869	$4,653,513

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$35,794	$856

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2014 (“2014 Annual Report”) of MISONIX, INC. (“Misonix” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2014 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to June 30, 2014.

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended September 30,
	2014	2013
United States	$2,145,381	$1,581,270
Australia	123,448	43,340
Europe	613,505	383,590
Asia	894,257	466,267
Canada and Mexico	137,720	84,705
South America	325,242	275,621
South Africa	86,587	93,576
Middle East	213,197	147,215
	$4,539,337	$3,075,584

Discontinued Operations

Laboratory and Forensic Safety Products Business

On October 19, 2011, Misonix sold its Laboratory Products business, which comprised substantially all of the Laboratory and Scientific Products segment, to Mystaire, Inc. (“Mystaire”) for $1.5 million in cash plus a potential additional payment of up to an aggregate $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing (the “earn-out”). The Laboratory and Forensic Safety Products business manufactured and marketed ductless fume, laminar airflow and polymerase chain reaction workstations both domestically and internationally. The earn-out will not be factored into the gain on sale until it is earned by Misonix. As of September 30, 2014, there has been no earn-out recorded. The earn-out period ended October 19, 2014.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC, now SonaCare, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received from the sales of the prostate product in Europe and kidney and liver products around the world by SonaCare related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through September 30, 2014 were $754,788.

Results of Discontinued Operations

	For the three months ended
	September 30,
	2014	2013
Revenues	$4,975	$4,975
Income from discontinued operations, before tax	$4,975	$4,975
Income tax expense	-	-
Net income from discontinued operations, net of tax	$4,975	$4,975

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the three months ended
	September 30,
	2014	2013
Basic shares	7,361,555	7,182,866
Dilutive effect of stock options	282,879	-
Diluted shares	7,644,434	7,182,886

Excluded from the calculations of diluted EPS are options to purchase 302,000 shares of common stock for the three months ended September 30, 2014. The excluded shares are any share for which the average stock price for the period is less than the exercise price of the outstanding options in the period in which the Company has net income.

Diluted EPS for the three months ended September 30, 2013 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,898,079 shares of common stock for the three months ended September 30, 2013.

3. Comprehensive Income/(Loss)

Total comprehensive income/(loss) was $383,197 and ($884,002) for the three months ended September 30, 2014 and 2013, respectively. There are no components of comprehensive income/(loss) other than net income/(loss) for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria and upon a change in control. During the three month periods ended September 30, 2014 and 2013, the Company granted options to purchase 277,000 and 249,000 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the three month periods ended September 30, 2014 and 2013 was approximately $214,000 and $144,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of September 30, 2014, there was approximately $3,126,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.3 years.

Cash in the amount of $69,825 was received from the exercise of stock options for the three months ended September 30, 2014. Shares surrendered to treasury stock in a cashless exercise transaction totaled 20,353 for the three months ended September 30, 2014. Options surrendered and cancelled in cashless stock option exercises totaled 107,316 for the three months ended September 30, 2014.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The fair values of the options granted during the three months ended September 30, 2014 and 2013 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the three months ended
	September 30,
	2014	2013
Risk-free interest rate	1.32%	3.3%
Expected option life in years	6.5	6.5
Expected stock price volatility	75.0%	76.1%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$5.95	$3.76

The expected option term is based upon the number of years the Company estimates the option will be outstanding based on historical exercises and terminations. The expected volatility for the expected life of the options is determined using historical price changes of the Company’s stock over a period equal to that of the expected life of the options. The risk free rate is based upon the U.S. Treasury yield in effect at the time of the grant. The expected dividend yield is 0% as the Company has historically not declared dividends and does not anticipate declaring any in the future.

Changes in outstanding stock options during the three months ended September 30, 2014 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2014	1,663,329	3.88
Granted	277,000	7.67
Exercised	(287,938)	4.42		$839,024
Forfeited	-	-
Expired	(28,000)	8.00
Outstanding as of September 30, 2014	1,624,391	4.36	6.3	$12,446,944
Exercisable and vested at September 30, 2014	857,493	3.29	5.2	$7,489,637
Available for grant as of September 30, 2014	287,475

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2014 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the three months ended September 30, 2014, the Company recorded an income tax expense from continuing operations of $14,352.

For the three months ended September 30, 2014 and 2013, the effective rate of (4%) and 0%, respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company established a valuation against the deferred tax asset in prior years when management concluded that it is more likely than not that the deferred tax asset may not be fully realized. Management’s deferred tax asset assessment on realizability is unchanged as of September 30, 2014, but is currently utilizing the valuation allowance against tax expense when the Company records net income.

As of September 30, 2014 and June 30, 2014, the Company has no material unrecognized tax benefits or accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	September 30,	June 30,
	2014	2014
Raw material	$2,202,934	$1,820,046
Work-in-process	614,022	410,827
Finished goods	3,076,654	3,337,568
	5,893,610	5,568,441
Less valuation reserve	1,359,201	1,351,091
	$4,534,409	$4,217,350

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2014	2014
Accrued payroll and vacation	$463,919	$460,341
Accrued bonuses	75,000	250,000
Accrued commissions	368,635	340,462
Accrued professional and legal fees	88,960	85,832
Deferred income	104,187	102,453
Other	205,133	218,162
	$1,305,834	$1,457,250

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2014 and June 30, 2014:

September 30, 2014	Carrying Amount	Fair Value
Cash and cash equivalents	$7,597,869	$7,597,869
Trade accounts receivable	3,305,745	3,305,745
Trade accounts payable	1,433,715	1,433,715

June 30, 2014	Carrying Amount	Fair Value
Cash and cash equivalents	$7,039,938	$7,039,938
Trade accounts receivable	3,759,152	3,759,152
Trade accounts payable	1,650,323	1,650,323

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Trade Accounts Receivable

The carrying amount of trade receivables reflects net recovery value and approximates fair value because of their short outstanding terms.

Trade Accounts Payable

The carrying amount of trade payables approximates fair value because of their short outstanding terms.

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 30, 2014, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company determined that there were no indicators that the recorded goodwill was impaired as of September 30, 2014 which required further testing.

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $560,815 and $611,355 at September 30, 2014 and June 30, 2014, respectively. Accumulated amortization totaled $661,535 and $641,469 at September 30, 2014 and June 30, 2014, respectively. Amortization expense for the three month periods ended September 30, 2014 and 2013 was approximately $79,000 and $19,000, respectively.

Net customer relationships reported in intangible and other assets totaled $160,000 and $200,000 at September 30, 2014 and June 30, 2014, respectively. Accumulated amortization amounted to $640,000 at September 30, 2014 and $600,000 at June 30, 2014. Amortization expense for September 30, 2014 and 2013 was $40,000.

The following is a schedule of estimated future amortization expense as of September 30, 2014:

		Customer
	Patents	Relationships
2015	$60,335	$120,000
2016	76,433	40,000
2017	74,268	-
2018	70,954	-
2019	64,497	-
Thereafter	214,328	-
	$560,815	$160,000

11. Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205)” and “Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU are effective in the first quarter of 2015. The adoption of ASU 2014-08 did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized.  The standard requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

12. Related Party Transactions

Stavros G. Vizigianakis was appointed to the Board of Directors on May 7, 2013. During the fiscal year ended June 30, 2014, Mr. Vizirgianakis owned (i) a controlling interest in MD Solutions Australasia PTY Ltd. (“MD Solutions”) and (ii) an interest in Surgical Innovations (“SI”). MD is an independent distributor for the Company outside of the United States. Applied BioSurgical, a company owned by Mr. Vizirgianakis’ father, is an independent distributor for the Company outside of the United States. SI purchased certain of the Company’s products from Applied BioSurgical during the fiscal year ended June 30, 2014. Mr. Vizirgianakis disposed of his interest in each of MD Solutions and SI during the fiscal year ended June 30, 2014.

Set forth below is a table showing the Company’s net sales and accounts receivable for the indicated time periods below with Applied BioSurgical and MD Solutions:

For the three months ended September 30,

Applied BioSurgical	2013	2014

Sales	$93,576	$86,587
Accounts receivable	113,421	63,193

MD Solutions Australasia PTY Ltd.	2013

Sales	$43,340
Accounts receivable	43,340

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

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of AutoSonix products. Total royalties from sales of this device were approximately $1,121,000 and $885,000 for the three months ended September 30, 2014 and 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2014, for the fiscal year ended June 30, 2014 (“2014 Form 10-K”). Item 7 of the 2014 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 30, 2014.

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

Three months ended September 30, 2014 and 2013

Net sales: Net sales increased 48% or $1,463,753 to $4,539,337 for the three months ended September 30, 2014 from $3,075,584 for the three months ended September 30, 2013.  The increase in sales is due to higher BoneScalpel™ sales of $858,333, higher SonicOne® sales of $131,724 and higher SonaStar® sales of $387,814 and higher other revenue of $85,882.  There were eighteen BoneScalpel units consigned in the United States during the three month period ended September 30, 2014 compared to twelve BoneScalpel units consigned for the same period in fiscal 2013.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013	Variance
BoneScalpel	$2,206,921	$1,348,588	$858,333
SonicOne	600,687	468,963	131,724
SonaStar	1,523,524	1,135,710	387,814
Other	208,205	122,323	85,882
	$4,539,337	$3,075,584	$1,463,753

	Three months ended September 30,
	2014	2013
United States	$2,145,381	$1,581,270
Australia	123,448	43,340
Europe	613,505	383,590
Asia	894,257	466,267
Canada and Mexico	137,720	84,705
South America	325,242	275,621
South Africa	86,587	93,576
Middle East	213,197	147,215
	$4,539,337	$3,075,584

Gross profit: Gross profit increased 65.1% for the three months ended September 30, 2014 from 56.3% for the three months ended September 30, 2013, an increase of 8.8%.  The increase is primarily related to higher sales volume for the period ended September 30, 2014 as compared to the period ended September 30, 2013 which resulted in lower gross margins due to not adequately covering fixed expenses.

Selling expenses: Selling expenses increased $190,456 to $2,019,286 for the three months ended September 30, 2014 from $1,828,830 for the three months ended September 30, 2013. The increase is primarily related to higher sales commission expenses of $241,819 and higher training expenses of $23,534, partially offset by lower advertising expenses of $70,730 and lower other expenses of $4,167.

General and administrative expenses: General and administrative expenses increased $24,763 to $1,246,078 for the three months ended September 30, 2014 from $1,221,315 for the three months ended September 30, 2013.  The increase is related to non-cash compensation from issuance of stock options of $70,052, partially offset by lower legal expenses of $39,839 and lower other expenses of $5,450.

Research and development expenses: Research and development expenses decreased $35,297 to $437,591 for the three months ended September 30, 2014 from $472,888 for the three months ended September 30, 2013.  The decrease in these expenses is primarily due to lower temporary help expenses of $16,076, lower consulting expenses of $7,498, lower legal expenses of $5,991 due to patent billings and lower other expenses of $5,732.

Other income (expense): Other income for the three months ended September 30, 2014 was $1,142,297 as compared to $906,552 for the three months ended September 30, 2013. The increase in the other income is primarily due to higher royalty income of $235,157 from Covidien plc.

Income taxes: For the three months ended September 30, 2014, the Company recorded an effective tax rate of 4%, compared to 0% for the three months ended September 30, 2013.  The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Discontinued Operations

See Note 1 of the notes to consolidated financial statements included in Part I, Item 1 of this Report for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended
	September 30,
	2014	2013
Revenues	$4,975	$4,975
Income from discontinued operations, before tax	$4,975	$4,975
Income tax expense	-	-
Net income from discontinued operations, net of tax	$4,975	$4,975

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

Working capital at September 30, 2014 and June 30, 2014 was $12,999,000 and $12,277,000, respectively.  For the three months ended September 30, 2014, cash provided by operations totaled $547,232, primarily related to higher net income.  For the three months ended September 30, 2014, cash used in investing activities was $64,101 and is related to the acquisition of additional fixed assets and patent filings. For the three months ended September 30, 2014, cash provided by financing activities was $69,825 from the exercise of stock options.  For the three months ended September 30, 2014, cash provided by discontinued operations was $4,975.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A.  Risk Factors” section of our 2014 Form 10-K. There have been no material changes from the risk factors disclosed in that Form 10-K.

Item 5. Other Information

(a) The 2014 Annual Meeting of Shareholders of the Company (the “Meeting”) will be held February 3, 2015. The date of the Meeting is more than thirty (30) days later than the date of the 2013 Annual Meeting of Shareholders of the Company, which meeting was held on December 3, 2013.

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

Date: November 6, 2014

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard A. Zaremba
Richard A. Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

