Form 10-Q
period 2014-12-31
MISONIX INC
filed 2015-02-04
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	February 4, 2015
Common Stock, $.01 par value	7,636,351

MISONIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$8,295,624	$7,039,938
Accounts receivable, less allowance for doubtful accounts of $146,868 and $136,868, respectively	3,575,008	3,759,152
Inventories, net	4,251,953	4,217,350
Prepaid expenses and other current assets	169,217	367,830
Total current assets	16,291,802	15,384,270

Property, plant and equipment, net of accumulated amortization and depreciation of $5,142,375 and $4,842,009, respectively	1,707,644	1,517,852
Goodwill	1,701,094	1,701,094
Intangible and other assets	854,265	924,653
Total assets	$20,554,805	$19,527,869

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,049,821	$1,650,323
Accrued expenses and other current liabilities	1,212,502	1,457,250
Total current liabilities	2,262,323	3,107,573

Deferred lease liability	8,307	16,614
Deferred income	35,856	51,318
Total liabilities	2,306,486	3,175,505

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,761,333 and 7,412,096 shares issued and 7,636,351 and 7,334,536 shares outstanding, respectively	77,613	74,121
Additional paid-in capital	29,312,958	28,169,622
Accumulated deficit	(10,195,992)	(11,480,386)
Treasury stock, at cost, 124,982 and 77,560 shares, respectively	(946,260)	(410,993)
Total stockholders' equity	18,248,319	16,352,364
Total liabilities and stockholders' equity	$20,554,805	$19,527,869

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the six months ended
	December 31,
	2014	2013

Net sales	$10,140,345	$7,197,643
Cost of goods sold	3,353,280	2,574,739
Gross profit	6,787,065	4,622,904

Operating expenses:
Selling expenses	4,104,460	3,512,529
General and administrative expenses	2,780,862	2,342,241
Research and development expenses	761,892	907,907
Total operating expenses	7,647,214	6,762,677
Loss from operations	(860,149)	(2,139,773)

Other income (expense):
Interest income	44	38
Royalty income and license fees	2,192,892	1,722,186
Other	(10,526)	(11,565)
Total other income	2,182,410	1,710,659

Income/(loss) from continuing operations before income taxes	1,322,261	(429,114)

Income tax expense	47,817	5,500

Net income/(loss) from continuing operations	1,274,444	(434,614)
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	9,950	9,950
Net income from discontinued operations	9,950	9,950
Net income/(loss)	$1,284,394	$(424,664)

Net income/(loss) per share from continuing operations - Basic	$0.17	$(0.06)
Net income per share from discontinued operations - Basic	0.00	0.00
Net income/(loss) per share - Basic	$0.17	$(0.06)

Net income/(loss) per share from continuing operations - Diluted	$0.16	$(0.06)
Net income per share from discontinued operations - Diluted	0.00	0.00
Net income/(loss) per share - Diluted	$0.16	$(0.06)

Weighted average shares - Basic	7,464,194	7,189,136
Weighted average shares - Diluted	7,907,627	7,189,136

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	December 31,
	2014	2013

Net sales	$5,601,008	$4,122,059
Cost of goods sold	1,767,175	1,229,409
Gross profit	3,833,833	2,892,650

Operating expenses:
Selling expenses	2,085,174	1,683,699
General and administrative expenses	1,534,784	1,120,926
Research and development expenses	324,301	435,019
Total operating expenses	3,944,259	3,239,644
Loss from operations	(110,426)	(346,994)

Other income (expense):
Interest income	19	19
Royalty income and license fees	1,044,941	809,392
Other	(4,847)	(5,304)
Total other income	1,040,113	804,107

Income from continuing operations before income taxes	929,687	457,113

Income tax expense	33,465	2,750

Net income from continuing operations	896,222	454,363
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	4,975	4,975
Net income from discontinued operations	4,975	4,975
Net income	$901,197	$459,338

Net income per share from continuing operations - Basic	$0.12	$0.06
Net income per share from discontinued operations - Basic	0.00	0.00
Net income per share - Basic	$0.12	$0.06

Net income per share from continuing operations - Diluted	$0.11	$0.06
Net income per share from discontinued operations - Diluted	0.00	0.00
Net income per share - Diluted	$0.11	$0.06

Weighted average shares - Basic	7,567,442	7,195,406
Weighted average shares - Diluted	8,170,821	7,712,903

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the six months ended December 31, 2014

	Common Stock,
	$.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2014	7,412,096	$74,121	(77,560)	$(410,993)	$28,169,622	$(11,480,386)	$16,352,364
Net income/comprehensive income	-	-	-	-	-	1,284,394	1,284,394
Proceeds from exercise of stock options	349,237	3,492	(47,422)	(535,267)	659,751	-	127,976
Stock-based compensation	-	-	-	-	483,585	-	483,585
Balance, December 31, 2014	7,761,333	$77,613	(124,982)	$(946,260)	$29,312,958	$(10,195,992)	$18,248,319

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	December 31,
	2014	2013
Operating activities
Net income/(loss) from continuing operations	$1,274,444	$(434,614)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) by continuing operating activities:
Depreciation and amortization and other non-cash items	621,949	459,449
Bad debt expense	10,000	30,000
Stock-based compensation	483,585	325,250
Deferred income	(31,788)	(3,655)
Deferred lease liability	(8,307)	(3,599)
Changes in operating assets and liabilities:
Accounts receivable	174,144	73,653
Inventories	(476,052)	40,631
Prepaid expenses and other assets	164,453	226,765
Accounts payable, accrued expenses and other non-cash items	(828,924)	(1,262,343)
Net cash provided by/(used in) continuing operating activities	1,383,504	(548,463)

Investing activities
Acquisition of property, plant and equipment	(185,360)	(292,945)
Additional patents	(80,384)	(72,008)
Net cash used in investing activities	(265,744)	(364,953)

Financing activities
Proceeds from exercise of stock options	127,976	130,555
Net cash provided by financing activities	127,976	130,555

Cash flows from discontinued operations
Net cash provided by operating activities	9,950	9,950
Net cash provided by discontinued operations	9,950	9,950

Net increase/(decrease) in cash and cash equivalents	1,255,686	(772,911)
Cash and cash equivalents at beginning of period	7,039,938	5,806,437
Cash and cash equivalents at end of period	$8,295,624	$5,033,526

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$40,170	$11,450

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended December 31,			Six months ended December 31,
	2014	2013		2014	2013
United States	$2,956,698	$1,827,543	United States	$5,102,079	$3,408,813
Australia	27,915	32,013	Australia	151,363	75,353
Europe	1,110,385	369,701	Europe	1,723,890	753,291
Asia	848,346	870,793	Asia	1,742,603	1,337,060
Canada and Mexico	103,496	347,640	Canada and Mexico	241,216	432,345
South America	193,966	434,983	South America	519,208	710,604
South Africa	94,029	72,118	South Africa	180,616	165,694
Middle East	266,173	167,268	Middle East	479,370	314,483
	$5,601,008	$4,122,059		$10,140,345	$7,197,643

Discontinued Operations

Laboratory and Forensic Safety Products Business

On October 19, 2011, Misonix sold its Laboratory Products business, which comprised substantially all of the Laboratory and Scientific Products segment, to Mystaire, Inc. (“Mystaire”) for $1.5 million in cash plus a potential additional payment of up to an aggregate $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing (the “earn-out”). The Laboratory and Forensic Safety Products business manufactured and marketed ductless fume, laminar airflow and polymerase chain reaction workstations both domestically and internationally. The earn-out will not be factored into the gain on sale until it is earned by Misonix; no earn out has been recorded by the Company. The earn-out period ended October 19, 2014.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC, now SonaCare, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received from Sonicare’s sales of the (i) prostate product in Europe and (ii) kidney and liver products around the world related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through December 31, 2014 were $754,788.

Results of Discontinued Operations

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues	$4,975	$4,975	$9,950	$9,950
Income from discontinued operations, before tax	$4,975	$4,975	$9,950	$9,950
Income tax expense	-	-	-	-
Net income from discontinued operations, net of tax	$4,975	$4,975	$9,950	$9,950

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2014	2013	2014	2013
Basic shares	7,464,194	7,189,136	7,567,442	7,195,406
Dilutive effect of stock options	443,433	-	603,379	517,497
Diluted shares	7,907,627	7,189,136	8,170,821	7,712,903

Excluded from the calculations of diluted EPS are options to purchase 2,000 and 543,080 shares of common stock for the three and six months ended December 31, 2014 and the three months ended December 31, 2013, respectively.

Diluted EPS for the six months ended December 31, 2013 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,831,829 shares of common stock for the six months ended December 31, 2013.

3. Comprehensive Income/(Loss)

Total comprehensive income/(loss) was $1,284,394 and ($424,664) for the six months ended December 31, 2014 and 2013, respectively. Total comprehensive income was $901,197 and $459,338 for the three months ended December 31, 2014 and 2013, respectively. There are no components of comprehensive income/(loss) other than net income/(loss) for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria and upon a change in control. During the six month periods ended December 31, 2014 and 2013, the Company granted options to purchase 279,000 and 324,000 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the six month periods ended December 31, 2014 and 2013 was approximately $484,000 and $325,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of December 31, 2014, there was approximately $2,849,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.1 years.

Shares may be acquired by various methods. They may be acquired by (a) cash or by certified check, (b) with previously acquired shares of common stock having an aggregate fair market value, on the date of exercise, equal to the aggregate exercise price of all options being exercised (provided that such shares were not acquired less than six (6) months prior to such exercise date), (c) by surrendering options to acquire shares of common stock in exchange for the number of shares of common stock equal to the product of the number of shares of common stock as to which the option is being exercised multiplied by a fraction, the numerator of which is the fair market value of the common stock less the exercise price of the options and the denominator of which is such fair market value. Cash in the amount of $127,976 was received from the exercise of stock options for the six months ended December 31, 2014. The Company received 47,422 shares of previously acquired common stock as payment for option exercises as of December 31, 2014. The acquired shares are held and accounted for as treasury stock. Total options, exercised by either cash or through surrender of previously owned shares, were 471,701. The total number of options forfeited for the six months ended December 31, 2014 was 4,250 options representing the unvested portion upon termination of employment. Options expiring at the end of the option term totaled 28,000 for the six months ended December 31, 2014.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The fair values of the options granted during the six months ended December 31, 2014 and 2013 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the six months ended
	December 31,
	2014	2013
Risk-free interest rate	1.3%	3.0%
Expected option life in years	6.5	6.5
Expected stock price volatility	75.05%	76.09%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$5.90	$3.95

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

Changes in outstanding stock options during the six months ended December 31, 2014 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2014	1,663,329	3.88
Granted	279,000	7.71
Exercised	(471,701)	3.79		$1,204,388
Forfeited	(4,250)	3.78
Expired	(28,000)	8.00
Outstanding as of December 31, 2014	1,438,378	4.57	6.50	$11,220,393
Exercisable and vested at December 31, 2014	709,056	3.55	5.3	$6,256,483
Available for grant as of December 31, 2014	289,725

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2014 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the six months ended December 31, 2014, the Company recorded an income tax expense from continuing operations of $47,817.

For the six months ended December 31, 2014 and 2013, the effective rate of 4% and (1%), respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company established a valuation against the deferred tax asset in prior years when management concluded that it is more likely than not that the deferred tax asset may not be fully realized. Management’s deferred tax asset assessment on realizability is unchanged as of December 31, 2014, but the Company is currently utilizing the valuation allowance against tax expense when the Company records net income.

As of December 31, 2014 and June 30, 2014, the Company has no material unrecognized tax benefits or accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2014	2014
Raw material	$2,046,643	$1,820,046
Work-in-process	648,476	410,827
Finished goods	2,938,302	3,337,568
	5,633,421	5,568,441
Less valuation reserve	1,381,468	1,351,091
	$4,251,953	$4,217,350

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2014	2014
Accrued payroll and vacation	$446,761	$460,341
Accrued bonuses	150,000	250,000
Accrued commissions	216,000	340,462
Accrued professional and legal fees	98,960	85,832
Deferred income - current	39,714	102,453
Other	261,067	218,162
	$1,212,502	$1,457,250

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2014 and June 30, 2014:

December 31, 2014	Carrying Amount	Fair Value
Cash and cash equivalents	$8,295,624	$8,295,624
Trade accounts receivable	3,575,008	3,575,008
Trade accounts payable	1,049,821	1,049,821

June 30, 2014	Carrying Amount	Fair Value
Cash and cash equivalents	$7,039,938	$7,039,938
Trade accounts receivable	3,759,152	3,759,152
Trade accounts payable	1,650,323	1,650,323

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 31, 2014, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company determined that there were no indicators that the recorded goodwill was impaired as of December 31, 2014 which required further testing.

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $586,806 and $611,355 at December 31, 2014 and June 30, 2014, respectively. Accumulated amortization totaled $746,402 and $641,469 at December 31, 2014 and June 30, 2014, respectively. Amortization expense for the three month periods ended December 31, 2014 and 2013 was approximately $26,000 and $21,000, respectively. Amortization expense for the six month periods ended December 31, 2014 and 2013 was $105,000 and $41,000, respectively.

Net customer relationships reported in intangible and other assets totaled $120,000 and $200,000 at December 31, 2014 and June 30, 2014, respectively. Accumulated amortization amounted to $680,000 at December 31, 2014 and $600,000 at June 30, 2014. Amortization expense for the three months ended December 31, 2014 and 2013 was $40,000. Amortization expense for the six month period ended December 31, 2014 and 2013 was $80,000.

The following is a schedule of estimated future amortization expense as of December 31, 2014:

		Customer
	Patents	Relationships
2015	$44,494	$80,000
2016	82,608	40,000
2017	77,512	-
2018	74,932	-
2019	67,402	-
Thereafter	239,858	-
	$586,806	$120,000

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

12. Related Party Transactions

Stavros G. Vizirgianakis was appointed to the Board of Directors on May 7, 2013. During the fiscal year ended June 30, 2014, Mr. Vizirgianakis owned (i) a controlling interest in MD Solutions Australasia PTY Ltd. (“MD Solutions”) and (ii) an interest in Surgical Innovations (“SI”). MD is an independent distributor for the Company outside of the United States. Applied BioSurgical, a company owned by Mr. Vizirgianakis’ father, is an independent distributor for the Company outside of the United States. SI purchased certain of the Company’s products from Applied BioSurgical during the fiscal year ended June 30, 2014. Mr. Vizirgianakis disposed of his interest in each of MD Solutions and SI during the fiscal year ended June 30, 2014.

Set forth below is a table showing the Company’s net sales and accounts receivable for the indicated time periods below with Applied BioSurgical and MD Solutions:

For the six months ended December 31,

Applied BioSurgical	2014	2013

Sales	$180,616	$165,694
Accounts receivable	99,987	29,425

MD Solutions Australasia PTY Ltd.	2013

Sales	$75,353
Accounts receivable	14,913

For the three months ended December 31,

Applied BioSurgical	2014	2013

Sales	$94,029	$72,118
Accounts receivable	99,987	29,425

MD Solutions Australasia PTY Ltd.	2013

Sales	$32,013
Accounts receivable	14,913

13. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement (the "USS License") with United States Surgical (now, Covidien plc) for a twenty-year period, expiring October 2016, covering the further development and commercial exploitation of the Company's medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery.

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of AutoSonix products. Total royalties from sales of this device were approximately $2,140,000 and $1,662,000 for the six months ended December 31, 2014 and 2013, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

14. Subsequent Events

On February 1, 2015, the Company entered into an agreement with Aesculap, Inc. (“Aesculap”) to buy back certain accounts that were protected under the termination agreement entered into by Misonix and Aesculap on December 31, 2012 (the “Termination Agreement”). The Termination Agreement allowed Aesculap to continue to sell and service key accounts which were defined as accounts maintaining a revenue level on average over a three year term which was due to expire December 31, 2015. The buy back amount total is $328,136 and one half is due February 1, 2015 and the balance on March 1, 2015. The total buy back amount includes $28,867 worth of units that will be for customer use and is expected to be fully utilized.

At the Annual Meeting of Shareholders held on February 3, 2015, the Company’s shareholders approved the 2014 Employee Equity Incentive Plan (the “2014 Plan”). An aggregate of 750,000 shares of common stock may be issued pursuant to the 2014 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2014, for the fiscal year ended June 30, 2014 (“2014 Form 10-K”). Item 7 of the 2014 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of December 31, 2014.

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

Six months ended December 31, 2014 and 2013

Net sales: Net sales increased 41% or $2,942,702 to $10,140,345 for the six months ended December 31, 2014 from $7,197,643 for the six months ended December 31, 2013. The increase in sales is due to higher BoneScalpel™ sales of $1,728,858, higher SonicOne® sales of $435,815 and higher SonaStar® sales of $896,070, partially offset by lower Lithotripsy and Lysonix revenue of $89,328 and lower other revenue of $28,713. There were 36 BoneScalpel units consigned in the United States during the six month period ended December 31, 2014 as compared to 24 BoneScalpel units for the same period in fiscal 2014.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the six months ended December 31, 2014 and 2013:

	For the six months ended ended December 31,
	2014	2013	Variance
BoneScalpel	$5,185,738	$3,456,880	$1,728,858
SonicOne	1,440,841	1,005,026	435,815
SonaStar	3,220,231	2,324,161	896,070
Other	293,535	411,576	(118,041)
	$10,140,345	$7,197,643	$2,942,702

	Six months ended December 31,
	2014	2013
United States	$5,102,079	$3,408,813
Australia	151,363	75,353
Europe	1,723,890	753,291
Asia	1,742,603	1,337,060
Canada and Mexico	241,216	432,345
South America	519,208	710,604
South Africa	180,616	165,694
Middle East	479,370	314,483
	$10,140,345	$7,197,643

Gross profit: Gross profit increased to 66.9% for the six months ended December 31, 2014 from 64.2% for the six months ended December 31, 2013, an increase of 2.7%. The increase is primarily related to higher sales volume for the period ended December 31, 2014 as compared to the period ended December 31, 2013 which resulted in lower gross margins due to not adequately covering fixed expenses.

Selling expenses: Selling expenses increased $591,931 to $4,104,460 for the six months ended December 31, 2014 from $3,512,529 for the six months ended December 31, 2013. The increase is related to higher commission expenses of $279,407, higher consulting expenses of $130,758, higher salary expenses of $120,945 due to increased headcount, higher training expenses of $41,379 and higher other expenses of $19,442.

General and administrative expenses: General and Administrative expenses increased $438,621 to $2,780,862 for the six months ended December 31, 2014 from $2,342,241 for the six months ended December 31, 2013. The increase is due to higher consulting expenses of $266,641, higher non-cash compensation from the issuance of stock options of $158,335 and higher other expenses of $13,645.

Research and development expenses: Research and development expenses decreased $146,015 to $761,892 for the six months ended December 31, 2014 from $907,907 for the six months ended December 31, 2013. The decrease is due to lower product development material expenses of $120,921, lower consulting expenses of $34,247, partially offset by higher other expenses of $9,153.

Other income (expense): Other income for the six months ended December 31, 2014 was $2,182,410 as compared to $1,710,659 for the six months ended December 31, 2013. The increase in the other income is primarily due to higher royalty income of $470,706 from Covidien plc (“Covidien”).

Income taxes: For the six months ended December 31, 2014, the Company recorded an effective tax rate of 4% compared to (1%) for the six months ended December 31, 2013.  The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Three months ended December 31, 2014 and 2013

Net sales: Net sales increased 35.9% or $1,478,949 to $5,601,008 for the three months ended December 31, 2014 from $4,122,059 for the three months ended December 31, 2013.  The increase in sales is due to higher BoneScalpel sales of $870,526, higher SonicOne sales of $304,091 and higher SonaStar sales of $508,257, partially offset by lower Lysonix and Lithotripsy sales of $163,161, lower service revenue of $32,774 and lower other revenue of $7,990. There were 18 BoneScalpel units consigned in the United States during the three month period ended December 31, 2014 compared to 12 BoneScalpel units consigned for the same period in fiscal 2013.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the six months ended December 31, and 2013:

	Three months ended December 31,
	2014	2013	Variance
BoneScalpel	$2,978,818	$2,108,292	$870,526
SonicOne	840,154	536,063	304,091
SonaStar	1,696,707	1,188,450	508,257
Other	85,329	289,254	(203,925)
	$5,601,008	$4,122,059	$1,478,949

	Three months ended December 31,
	2014	2013
United States	$2,956,698	$1,827,543
Australia	27,915	32,013
Europe	1,110,385	369,701
Asia	848,346	870,793
Canada and Mexico	103,496	347,640
South America	193,966	434,983
South Africa	94,029	72,118
Middle East	266,173	167,268
	$5,601,008	$4,122,059

Gross profit: Gross profit decreased to 68.4% for the three months ended December 31, 2014 from 70.2% for the three months ended December 31, 2013. The decrease in gross margin is due to the reversal of accrued costs related to the SOMA product in the second quarter of fiscal 2014. The reversal of these costs increased the gross profit by 10.7 percentage points for the three months ended December 31, 2013.

Selling expenses: Selling expenses increased $401,475 to $2,085,174 for the three months ended December 31, 2014 from $1,683,699 for the three months ended December 31, 2013. The increase in expenses is due to higher salary expenses due to increased head count of $145,571, higher travel expenses of $60,243, higher depreciation expenses of $59,683, higher consulting expenses of $43,108, higher commission expenses of $37,588, higher advertising and training expenses of $40,176 and higher other expenses of $15,106.

General and administrative expenses: General and administrative expenses increased $413,858 to $1,534,784 for the three months ended December 31, 2014 from $1,120,926 for the three months ended December 31, 2013.  The increase is due to higher consulting expenses of $223,412, higher non-cash compensation from the issuance of stock options of $88,283, higher accounting expenses of $45,553, higher salary and bonus expenses of $45,355 and higher other expenses of $11,255.

Research and development expenses: Research and development expenses decreased $110,718 to $324,301 for the three months ended December 31, 2014 from $435,019 for the three months ended December 31, 2013.  The decrease is due to lower project development material expenses of $30,883, lower temporary help expenses of $29,250, lower consulting expenses of $26,749, lower telephone expenses of $16,212 and lower other expenses of $7,624.

Other income (expense): Other income for the three months ended December 31, 2014 was $1,040,113 as compared to $804,107 for the three months ended December 31, 2013. The increase in the other income is primarily due to higher royalty income of $235,549 from Covidien.

Income taxes: For the three months ended December 31, 2014, the Company recorded an effective tax rate of 3.6%, compared to 0.6% for the three months ended December 31, 2013.  The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Discontinued Operations

See Note 1 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues	$4,975	$4,975	$9,950	$9,950
Income from discontinued operations, before tax	$4,975	$4,975	$9,950	$9,950
Gain on sale of discontinued operations	-	-	-	-
Income tax expense	-	-	-	-
Net income from discontinued operations, net of tax	$4,975	$4,975	$9,950	$9,950

Liquidity and Capital Resources

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash.  At December 31, 2014 we had $8,295,624 in cash and no long term debt; we have been generating cash flow from operations. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures.  In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, and divestiture of current business lines as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.

Working capital at December 31, 2014 and June 30, 2014 was $14,029,000 and $12,277,000, respectively.  For the six months ended December 31, 2014, cash provided by operations totaled $1,383,504, primarily related to higher net income.  For the six months ended December 31, 2014, cash used in investing activities was $265,744 and is related to the acquisition of additional fixed assets and patent filings. For the six months ended December 31, 2014, cash provided by financing activities was $127,976 from the exercise of stock options.  For the six months ended December 31, 2014, cash provided by discontinued operations was $9,950.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 4, 2015

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard A. Zaremba
Richard A. Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

