Form 10-Q
period 2015-03-31
MISONIX INC
filed 2015-05-07
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	May 7, 2015
Common Stock, $.01 par value	7,710,363

MISONIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$8,909,275	$7,039,938
Accounts receivable, less allowance for doubtful accounts of $126,868 and $136,868, respectively	3,517,863	3,759,152
Inventories, net	4,164,341	4,217,350
Prepaid expenses and other current assets	529,698	367,830
Total current assets	17,121,177	15,384,270

Property, plant and equipment, net of accumulated amortization and depreciation of $5,399,621 and $4,842,009, respectively	1,893,873	1,517,852
Goodwill	1,701,094	1,701,094
Intangible and other assets	1,106,666	924,653
Total assets	$21,822,810	$19,527,869

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,023,492	$1,650,323
Accrued expenses and other current liabilities	1,357,223	1,457,250
Total current liabilities	2,380,715	3,107,573

Deferred lease liability	4,154	16,614
Deferred income	28,125	51,318
Total liabilities	2,412,994	3,175,505

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,835,345 and 7,412,096 shares issued and 7,710,363 and 7,334,536 shares outstanding, respectively	78,353	74,121
Additional paid-in capital	30,019,375	28,169,622
Accumulated deficit	(9,741,652)	(11,480,386)
Treasury stock, at cost, 124,982 and 77,560 shares, respectively	(946,260)	(410,993)
Total stockholders' equity	19,409,816	16,352,364
Total liabilities and stockholders' equity	$21,822,810	$19,527,869

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the nine months ended
	March 31,
	2015	2014

Net sales	$15,455,142	$11,482,288
Cost of goods sold	5,023,639	4,006,505
Gross profit	10,431,503	7,475,783

Operating expenses:
Selling expenses	6,570,263	5,426,324
General and administrative expenses	4,364,261	3,518,288
Research and development expenses	1,169,665	1,314,373
Total operating expenses	12,104,189	10,258,985
Loss from operations	(1,672,686)	(2,783,202)

Other income (expense):
Interest income	56	56
Royalty income and license fees	3,224,919	2,552,888
Other	(16,978)	(16,686)
Total other income	3,207,997	2,536,258

Income/(loss) from continuing operations before income taxes	1,535,311	(246,944)

Income tax expense	56,223	13,876

Net income/(loss) from continuing operations	1,479,088	(260,820)
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	14,926	14,926
Gain from sale of discontinued operations net of tax expense of $5,280 and $0, respectively	244,720	250,000
Net income from discontinued operations	259,646	264,926
Net income	$1,738,734	$4,106

Net income/(loss) per share from continuing operations - Basic	$0.20	$(0.04)
Net income per share from discontinued operations - Basic	0.03	0.04
Net income per share - Basic	$0.23	$0.00

Net income/(loss) per share from continuing operations - Diluted	$0.18	$(0.04)
Net income per share from discontinued operations - Diluted	0.03	0.04
Net income per share - Diluted	$0.21	$0.00

Weighted average shares - Basic	7,533,608	7,209,037
Weighted average shares - Diluted	8,042,976	7,209,037

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Net sales	$5,314,797	$4,284,645
Cost of goods sold	1,670,359	1,431,766
Gross profit	3,644,438	2,852,879

Operating expenses:
Selling expenses	2,465,803	1,913,795
General and administrative expenses	1,583,399	1,176,047
Research and development expenses	407,773	406,466
Total operating expenses	4,456,975	3,496,308
Loss from operations	(812,537)	(643,429)

Other income (expense):
Interest income	12	18
Royalty income and license fees	1,032,027	830,702
Other	(6,452)	(5,121)
Total other income	1,025,587	825,599

Income from continuing operations before income taxes	213,050	182,170

Income tax expense	8,406	8,376

Net income from continuing operations	204,644	173,794
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	4,976	4,976
Gain from sale of discontinued operations net of tax expense of $5,280 and $0, respectively	244,720	250,000
Net income from discontinued operations	249,696	254,976
Net income	$454,340	$428,770

Net income per share from continuing operations - Basic	$0.03	$0.02
Net income per share from discontinued operations - Basic	0.03	0.04
Net income per share - Basic	$0.06	$0.06

Net income per share from continuing operations - Diluted	$0.02	$0.02
Net income per share from discontinued operations - Diluted	0.03	0.03
Net income per share - Diluted	$0.05	$0.05

Weighted average shares - Basic	7,675,520	7,249,725
Weighted average shares - Diluted	8,313,674	7,930,802

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the nine months ended March 31, 2015

	Common Stock,
	$.01 Par Value		Treasury Stock

					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2014	7,412,096	$74,121	(77,560)	$(410,993)	$28,169,622	$(11,480,386)	$16,352,364
Net income/comprehensive income	-	-	-	-	-	1,738,734	1,738,734
Proceeds from exercise of stock options	423,249	4,232	(47,422)	(535,267)	1,086,932	-	555,897
Stock-based compensation	-	-	-	-	762,821	-	762,821
Balance, March 31, 2015	7,835,345	$78,353	(124,982)	$(946,260)	$30,019,375	$(9,741,652)	$19,409,816

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31,
	2015	2014
Operating activities
Net income/(loss) from continuing operations	$1,479,088	$(260,820)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) by continuing operating activities:
Depreciation and amortization and other non-cash items	1,003,076	712,418
Bad debt expense	(10,000)	(42,773)
Stock-based compensation	762,821	509,396
Deferred income	(32,830)	(2,745)
Deferred lease liability	(12,460)	(5,398)
Changes in operating assets and liabilities:
Accounts receivable	251,289	62,134
Inventories	(797,027)	(733,723)
Prepaid expenses and other assets	(232,794)	95,050
Accounts payable, accrued expenses and other non-cash items	(717,221)	(973,613)
Net cash provided by/(used in) continuing operating activities	1,693,942	(640,074)

Investing activities
Acquisition of property, plant and equipment	(222,052)	(61,257)
Payments for asset acquisition	(328,136)	-
Additional patents	(89,960)	(85,087)
Net cash used in investing activities	(640,148)	(146,344)

Financing activities
Proceeds from exercise of stock options	555,897	363,255
Net cash provided by financing activities	555,897	363,255

Cash flows from discontinued operations
Net cash provided by operating activities	14,926	14,926
Net cash provided by investing activities	244,720	250,000
Net cash provided by discontinued operations	259,646	264,926

Net increase/(decrease) in cash and cash equivalents	1,869,337	(158,237)
Cash and cash equivalents at beginning of period	7,039,938	5,806,437
Cash and cash equivalents at end of period	$8,909,275	$5,648,200

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$73,568	$17,076

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended March 31,
	2015	2014
United States	$2,607,023	$2,258,370
Australia	161,858	40,805
Europe	866,726	834,195
Asia	1,016,518	688,432
Canada and Mexico	272,700	183,827
South America	96,087	100,373
South Africa	64,535	156,403
Middle East	229,350	22,240
	$5,314,797	$4,284,645

	Nine months ended March 31,
	2015	2014
United States	$7,709,102	$5,667,183
Australia	313,221	116,158
Europe	2,590,616	1,587,486
Asia	2,759,121	2,025,492
Canada and Mexico	513,916	616,172
South America	615,295	810,977
South Africa	245,151	322,097
Middle East	708,720	336,723
	$15,455,142	$11,482,288

On February 1, 2015, the Company entered into an agreement with Aesculap, Inc. (“Aesculap”) to buy back certain accounts that were protected under the termination agreement entered into by Misonix and Aesculap on December 31, 2012 (the “Termination Agreement”). The Termination Agreement allowed Aesculap to continue to sell and service key accounts which were defined as accounts maintaining a specified revenue level on average over a three year term which was due to expire on December 31, 2015. The buy back amount total is $328,136 and one half was paid on February 1, 2015 and the balance was paid on March 1, 2015. The total buy back amount includes $28,867 worth of units that will be for customer use and is expected to be fully utilized. The buy back has been recorded as reacquired contractual rights in intangible and other assets and will be amortized over the period through December 31, 2015.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Discontinued Operations

Laboratory and Forensic Safety Products Business

On October 19, 2011, Misonix sold its Laboratory Products business, which comprised substantially all of the Laboratory and Scientific Products segment, to Mystaire, Inc. (“Mystaire”) for $1.5 million in cash plus a potential additional payment of up to an aggregate $500,000 based upon 30% of net sales in excess of $2.0 million for each of the three years following the closing (the “earn-out”). The Laboratory and Forensic Safety Products business manufactured and marketed ductless fume, laminar airflow and polymerase chain reaction workstations both domestically and internationally. The earn-out will not be factored into the gain on sale until it is earned by Misonix. The earn-out period ended October 19, 2014 with no earn-out having been recorded.

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC, now SonaCare, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received from Sonicare’s sales of the (i) prostate product in Europe and (ii) kidney and liver products around the world related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through March 31, 2015 were $1,004,788.

Results of Discontinued Operations

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues	$4,976	$4,976	$14,926	$14,926
Income from discontinued operations, before tax	$4,976	$4,976	$14,926	$14,926
Gain on sale of discontinued operations	250,000	250,000	250,000	250,000
Income tax expense	(5,280)	-	(5,280)	-
Net income from discontinued operations, net of tax	$249,696	$254,976	$259,646	$264,926

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2015	2014	2015	2014
Basic shares	7,533,608	7,209,037	7,675,520	7,249,725
Dilutive effect of stock options	509,368	-	638,154	681,077
Diluted shares	8,042,976	7,209,037	8,313,674	7,930,802

Excluded from the calculations of diluted EPS are options to purchase 92,000 shares of common stock for the three and nine months ended March 31, 2015 and 166,800 shares of common stock for the three months ended March 31, 2014, as the exercise prices exceeded the average market prices during these periods.

Diluted EPS for the nine months ended March 31, 2014 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,732,829 shares of common stock for the nine months ended March 31, 2014.

3. Comprehensive Income/(Loss)

Total comprehensive income was $1,738,734 and $4,106 for the nine months ended March 31, 2015 and 2014, respectively. Total comprehensive income was $454,340 and $428,770 for the three months ended March 31, 2015 and 2014, respectively. There are no components of comprehensive income other than net income for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria and upon a change in control. During the nine month periods ended March 31, 2015 and 2014, the Company granted options to purchase 369,000 and 324,000 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the nine month periods ended March 31, 2015 and 2014 was approximately $763,000 and $509,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of March 31, 2015, there was approximately $2,920,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.0 years.

Shares may be acquired by various methods. They may be acquired by (a) cash or by certified check, (b) with previously acquired shares of common stock having an aggregate fair market value, on the date of exercise, equal to the aggregate exercise price of all options being exercised (provided that such shares were not acquired less than six (6) months prior to such exercise date), (c) by surrendering options to acquire shares of common stock in exchange for the number of shares of common stock equal to the product of the number of shares of common stock as to which the option is being exercised multiplied by a fraction, the numerator of which is the fair market value of the common stock less the exercise price of the options and the denominator of which is such fair market value. Cash in the amount of $555,897 was received from the exercise of stock options for the nine months ended March 31, 2015. The Company received 47,422 shares of previously acquired common stock as payment for option exercises for the nine months ended March 31, 2015. The acquired shares are held and accounted for as treasury stock. Total options, exercised by either cash or through surrender of previously owned shares, were 545,713. The total number of options forfeited for the nine months ended March 31, 2015 was 13,500 options, representing the unvested portion upon termination of employment. Options expiring at the end of the option term totaled 28,000 for the nine months ended March 31, 2015.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The fair values of the options granted during the nine months ended March 31, 2015 and 2014 were primarily estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the nine months ended
	March 31,
	2015	2014
Risk-free interest rate	.97%	3.0%
Expected option life in years	6.5	6.5
Expected stock price volatility	73.46%	76.1%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$5.46	$3.95

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

Changes in outstanding stock options during the nine months ended March 31, 2015 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2014	1,663,329	3.88
Granted	369,000	9.05
Exercised	(545,713)	4.06		$1,478,776
Forfeited	(13,500)	4.01
Expired	(28,000)	8.00
Outstanding as of March 31, 2015	1,445,116	5.05	6.6	$11,576,608
Exercisable and vested at March 31, 2015	650,256	3.27	5.3	$6,362,511
Available for grant as of March 31, 2015	958,975 *

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at March 31, 2015 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

*	Includes the recent 750,000 share 2014 Employee Equity Incentive Plan approved by shareholders at the annual meeting held on February 3, 2015.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the nine months ended March 31, 2015, the Company recorded an income tax expense from continuing operations of $56,223.

For the nine months ended March 31, 2015 and 2014, the effective rate of 4% and (6%), respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company established a valuation against the deferred tax asset in prior years when management concluded that it is more likely than not that the deferred tax asset may not be fully realized. Management’s deferred tax asset assessment on realizability is unchanged as of March 31, 2015. The Company’s estimated annual effected tax rate reflects a reduction in the valuation allowance related to income in the current year.

As of March 31, 2015 and June 30, 2014, the Company has no material unrecognized tax benefits or accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2015	2014
Raw material	$2,056,238	$1,820,046
Work-in-process	521,669	410,827
Finished goods	2,602,328	3,337,568
	5,180,235	5,568,441
Less valuation reserve	1,015,894	1,351,091
	$4,164,341	$4,217,350

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2015	2014
Accrued payroll and vacation	$463,188	$460,341
Accrued bonuses	225,000	250,000
Accrued commissions	331,000	340,462
Accrued professional and legal fees	86,378	85,832
Deferred income	46,403	102,453
Other	205,254	218,162
	$1,357,223	$1,457,250

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2015 and June 30, 2014:

March 31, 2015	Carrying Amount	Fair Value
Cash and cash equivalents	$8,909,275	$8,909,275
Trade accounts receivable	3,517,863	3,517,863
Trade accounts payable	1,023,492	1,023,492

June 30, 2014	Carrying Amount	Fair Value
Cash and cash equivalents	$7,039,938	$7,039,938
Trade accounts receivable	3,759,152	3,759,152
Trade accounts payable	1,650,323	1,650,323

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At March 31, 2015, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company determined that there were no indicators that the recorded goodwill was impaired as of March 31, 2015 which required further testing.

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $573,967 and $611,355 at March 31, 2015 and June 30, 2014, respectively. Accumulated amortization totaled $768,817 and $641,469 at March 31, 2015 and June 30, 2014, respectively. Amortization expense for the three month periods ended March 31, 2015 and 2014 was approximately $22,000 and $22,000, respectively. Amortization expense for the nine month periods ended March 31, 2015 and 2014 was $127,000 and $63,000, respectively.

Net customer relationships reported in intangible and other assets totaled $80,000 and $200,000 at March 31, 2015 and June 30, 2014, respectively. Accumulated amortization amounted to $720,000 at March 31, 2015 and $600,000 at June 30, 2014. Amortization expense for the three months ended March 31, 2015 and 2014 was $40,000. Amortization expense for the nine month period ended March 31, 2015 and 2014 was $120,000.

Net reacquired contractual rights from Aesculap reported in intangible and other assets totaled $268,475 at March 31, 2015 and $0 at June 30, 2014. Accumulated amortization amounted to $59,661 at March 31, 2015 and $0 at June 30, 2014. Amortization expense for the nine months ended March 31, 2015 and 2014 was $59,661 and $0, respectively.

The following is a schedule of estimated future amortization expense as of March 31, 2015:

		Customer	Reacquired
	Patents	Relationships	Contractual Rights
2015	$22,446	$40,000	$89,492
2016	83,519	40,000	178,983
2017	78,424	-	-
2018	75,843	-	-
2019	68,314	-	-
Thereafter	245,421	-	-
	$573,967	$80,000	$268,475

11. Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205)” and “Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU are effective in the first quarter of 2015. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

12. Related Party Transactions

Stavros G. Vizirgianakis was appointed to Misonix’s Board of Directors on May 7, 2013. During the fiscal year ended June 30, 2014, Mr. Vizirgianakis owned (i) a controlling interest in MD Solutions Australasia PTY Ltd. (“MD Solutions”) and (ii) an interest in Surgical Innovations (“SI”). MD Solutions is an independent distributor for the Company outside of the United States. Applied BioSurgical, a company owned by Mr. Vizirgianakis’ father, is an independent distributor for the Company outside of the United States. SI purchased certain of the Company’s products from Applied BioSurgical during the fiscal year ended June 30, 2014. Mr. Vizirgianakis disposed of his interest in each of MD Solutions and SI during the fiscal year ended June 30, 2014.

Set forth below is a table showing the Company’s net sales and accounts receivable for the indicated time periods below with Applied BioSurgical and MD Solutions:

For the nine months ended March 31,

Applied BioSurgical	2015	2014

Sales	$245,151	$322,097
Accounts receivable	64,534	130,354

MD Solutions Australasia PTY Ltd.	2014

Sales	$116,158
Accounts receivable	13,713

For the three months ended March 31,

Applied BioSurgical	2015	2014

Sales	$64,534	$156,403
Accounts receivable	64,534	130,354

MD Solutions Australasia PTY Ltd.	2014

Sales	$40,805
Accounts receivable	13,713

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

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License or 20 years), plus royalties based upon net sales of AutoSonix products. Total royalties from sales of this device were approximately $3,140,000 and $2,463,000 for the nine months ended March 31, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2014, for the fiscal year ended June 30, 2014 (“2014 Form 10-K”). Item 7 of the 2014 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 31, 2015.

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

Nine months ended March 31, 2015 and 2014

Net sales: Net sales increased 35% or $3,972,854 to $15,455,142 for the nine months ended March 31, 2015 from $11,482,288 for the nine months ended March 31, 2014. The increase is due to higher BoneScalpel™ sales of $2,201,871, higher SonaStar® sales of $1,366,541 and higher SonicOne® sales of $544,976, partially offset by lower Lithotripsy and service sales of $114,615 and lower other sales of $35,922. There were 64 BoneScalpel units consigned in the United States during the nine month period ended March 31, 2015 as compared to 34 units consigned BoneScalpel units for the same period in fiscal 2014.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the nine months ended March 31, 2015 and 2014:

	For the nine months ended ended March 31,
	2015	2014	Variance
BoneScalpel	$7,398,183	$5,196,312	$2,201,871
SonicOne	2,288,216	1,733,240	554,976
SonaStar	5,269,106	3,902,565	1,366,541
Other	499,637	650,171	(150,534)
	$15,455,142	$11,482,288	$3,972,854

	Nine months ended March 31,
	2015	2014
United States	$7,709,102	$5,667,183
Australia	313,221	116,158
Europe	2,590,616	1,587,486
Asia	2,759,121	2,025,492
Canada and Mexico	513,916	616,172
South America	615,295	810,977
South Africa	245,151	322,097
Middle East	708,720	336,723
	$15,455,142	$11,482,288

Gross profit: Gross profit increased to 67.5% for the nine months ended March 31, 2015 from 65.1% for the nine months ended March 31, 2014. The increase is primarily related to higher sales volume as well as a favorable product mix of higher margin product deliveries for the period ended March 31, 2015 as compared to the period ended March 31, 2014. The higher sales volume resulted in higher coverage of fixed expenses, resulting in higher gross margins.

Selling expenses: Selling expenses increased $1,143,939 to $6,570,263 for the nine months ended March 31, 2015 from $5,426,324 for the nine months ended March 31, 2014. The increase is related to higher commission expenses of $452,215 due to higher consumable sales, higher salary expenses of $280,159 due to increased headcount, higher consulting expenses of $164,018, higher depreciation expense of $163,064 related to the increased number of demo units in fixed assets used for consignment in the field, higher travel expenses of $83,426 and higher other expenses of $1,057.

General and administrative expenses: General and administrative expenses increased $845,973 to $4,364,261 for the nine months ended March 31, 2015 from $3,518,288 for the nine months ended March 31, 2014. The increase is related to higher consulting expenses of $514,535 mainly as a result of one time expenses related to the upgrade of the Company’s information and technology systems, higher non-cash compensation from the issuance of stock options of $253,425, higher employment fees of $37,080 and higher stockholder relation expenses of $57,326, partially offset by lower other expenses of $16,393.

Research and development expenses: Research and development expenses decreased $144,708 to $1,169,665 for the nine months ended March 31, 2015 from $1,314,373 for the nine months ended March 31, 2014. The decrease is due to lower product development material expenses of $106,236, lower consulting expenses of $26,549 and lower other expenses of $11,923.

Other income (expense): Other income for the nine months ended March 31, 2015 was $3,207,997 as compared to $2,536,258 for the nine months ended March 31, 2014. The increase in the other income is primarily due to higher royalty income of $672,031 from Covidien plc (“Covidien”).

Income taxes: For the nine months ended March 31, 2015, the Company recorded an effective tax rate of 4% compared to (6%) for the nine months ended March 31, 2014.  The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Three months ended March 31, 2015 and 2014

Net sales: Net sales increased 24% or $1,030,152 to $5,314,797 for the three months ended March 31, 2015 from $4,284,645 for the three months ended March 31, 2014.  The increase in sales is due to higher BoneScalpel sales of $473,013, higher SonaStar sales of $470,470 and higher SonicOne sales of $119,161, partially offset by lower other revenue of $32,493. There were 27 BoneScalpel units consigned in the United States during the three month period ended March 31, 2015 compared to 13 BoneScalpel units consigned for the same period in fiscal 2014.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	Variance
BoneScalpel	$2,212,445	$1,739,432	$473,013
SonicOne	847,375	728,214	119,161
SonaStar	2,048,875	1,578,404	470,471
Other	206,102	238,595	(32,493)
	$5,314,797	$4,284,645	$1,030,152

	Three months ended March 31,
	2015	2014
United States	$2,607,023	$2,258,370
Australia	161,858	40,805
Europe	866,726	834,195
Asia	1,016,518	688,432
Canada and Mexico	272,700	183,827
South America	96,087	100,373
South Africa	64,535	156,403
Middle East	229,350	22,240
	$5,314,797	$4,284,645

Gross profit: Gross profit increased to 68.6% for the three months ended March 31, 2015 from 66.6% for the three months ended March 31, 2014. The increase is primarily related to the higher sales volume as well as a favorable product mix of higher margin product deliveries. Higher sales volume for the three months ended March 31, 2015 resulted in better coverage of fixed expenses which resulted in higher margins.

Selling expenses: Selling expenses increased $552,008 to $2,465,803 for the three months ended March 31, 2015 from $1,913,795 for the three months ended March 31, 2014. The increase is due to higher commission expenses of $172,808, higher salary expenses of $169,409 due to increased headcount, higher travel expenses of $105,463, higher depreciation expense of $64,124 related to the increased number of demo units in fixed assets used for consignment in the field and higher consulting and advertising expenses of $57,308, partially offset by lower other expenses of $17,504.

General and administrative expenses: General and administrative expenses increased $407,352 to $1,583,399 for the three months ended March 31, 2015 from $1,176,047 for the three months ended March 31, 2014. The increase is due to the higher consulting expenses of $247,893 mainly as a result of one time expenses related to upgrading the Company’s information and technology systems, higher non-cash compensation expenses due to the issuance of stock options of $95,090, higher stockholder relations expenses of $34,725, higher insurance expenses of $12,880 and other higher expenses of $16,764.

Research and development expenses: Research and development expenses increased $1,307 to $407,773 for the three months ended March 31, 2015 from $406,466 for the three months ended March 31, 2014.

Other income (expense): Other income for the three months ended March 31, 2015 was $1,025,587 as compared to $825,599 for the three months ended March 31, 2014. The increase in other income is primarily due to higher royalty income of $201,325 from Covidien.

Income taxes: For the three months ended March 31, 2015, the Company recorded an effective tax rate of 3.9%, compared to 4.6% for the three months ended March 31, 2014.  The actual effective rate for continuing operations may vary materially based on several factors including the realization of earn-outs recorded in discontinued operations and the related intraperiod tax allocation, the ratio of permanent differences to pretax income (loss), and a change in the valuation allowances as well as other factors.

Discontinued Operations

See Note 1 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues	$4,976	$4,976	$14,926	$14,926
Income from discontinued operations, before tax	$4,976	$4,976	$14,926	$14,926
Gain on sale of discontinued operations	250,000	250,000	250,000	250,000
Income tax expense	(5,280)	-	(5,280)	-
Net income from discontinued operations, net of tax	$249,696	$254,976	$259,646	$264,926

Liquidity and Capital Resources

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash.  At March 31, 2015 we had $8,909,275 in cash and no long term debt. We have been generating cash flow from operations. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures.  In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, and divestiture of current business lines as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.

Working capital at March 31, 2015 and June 30, 2014 was approximately $14,740,000 and $12,277,000, respectively.  For the nine months ended March 31, 2015, cash provided by operations totaled $1,693,942, primarily related to higher net income.  For the nine months ended March 31, 2015, cash used in investing activities was $640,148 and is related to the reacquisition of contractual rights along with the acquisition of additional fixed assets and patent filings. For the nine months ended March 31, 2015, cash provided by financing activities was $555,897 from the exercise of stock options.  For the nine months ended March 31, 2015, cash provided by discontinued operations was $259,646.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the nine months ended March 31, 2015 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 7, 2015

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard A. Zaremba
Richard A. Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

