Form 10-K
period 2015-06-30
MISONIX INC
filed 2015-08-20
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes       ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2014 (computed by reference to the closing price of such stock on such date) was approximately $81,749,310.

There were 7,744,113 shares of Common Stock outstanding at August 20, 2015.

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

PART I

Item 1. Business.

Overview

MISONIX, INC. (“Misonix” or the “Company”) is a New York corporation which, through its predecessors, was first organized in 1959. The Company designs, manufactures, develops and markets minimally invasive ultrasonic surgical device products. These products include the BoneScalpel® surgical system (“BoneScalpel”) which is used, among other things, for surgical procedures of the spine and in Maxillofacial procedures, the SonaStar® Surgical Aspirator (“SonaStar”) which is used to emulsify and remove soft and hard tumors and the SonicOne® Wound Cleansing and Debridement System (“SonicOne”) which offers tissue specific debridement and cleansing of wounds and burns for effective removal of devitalized tissue and fibrin deposits while sparing viable cells.

The Company continues to develop its portfolio of therapeutic ultrasonic surgical devices aimed at expanding the base of clinical users. Current applications include the ability to transect or shape bone, ablate and aspirate both soft and hard tissue, cleanse and debride advanced wounds and remove unwanted body fat. Among clinical specialties served are: Spine Surgery, Skull-Based Surgery (i.e., Cranio-Maxillo-Facial), Neurosurgery, Orthopedic Surgery, Plastic Surgery, Wound, Burn and Vascular Surgery.

In the United States, a nationwide ‘hybrid’ sales organization, which includes contracted, commissioned, independent sales representatives, managed by Company personnel and supported by Company application specialists, markets our neuro/spine/skull-based products to our surgical customers. Products in this category are our BoneScalpel and SonaStar Systems.

In the United States, a second nationwide ‘hybrid’ sales organization, which includes contracted, commissioned, independent sales representatives managed by Company personnel and supported by Company specialists, markets our wound and burn care product portfolio to our acute, in patient and clinical customer base. Products in this category are SonicOne and SonicOne O.R.

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

The BoneScalpel is a unique, state of the art, ultrasonic bone cutting system capable of making precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with power instrumentation. The BoneScalpel offers the speed and convenience of a power instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to osteotomies and bone removal, leading to substantial time savings and increased operation efficiencies.

Following its original market introduction in Europe almost four years ago, the BoneScalpel has attracted a steadily growing following in the surgical community, which led to significant sales growth in fiscal year 2015. The expandable BoneScalpel product platform will create entry into dynamic market segments like spine surgery and selected skull-based surgeries, i.e. Maxillo-Facial/Reconstructive procedures. In the future, additional market niche opportunities may exist in small bone surgery of the hand, foot or ankle, and additional skull-based procedures, i.e. ENT surgery.

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

The SonicOne Ultrasonic Cleansing and Debridement System is a highly innovative, tissue specific approach for the effective removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue specific capability is, in part, due to the fact that healthy and viable tissue structures have a higher elasticity and flexibility than necrotic tissue and are more resistant to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment and, usually, a reduced pain sensation. SonicOne establishes a new standard in wound and burn bed preparation, which is the essential first step in the healing process, while speeding the progression toward full patient healing.

The Company has an agreement with Covidien Plc (“Covidien”), now Medtronic plc, that expires in October 2016 which represents the development of the AutoSonix product and as a result of that joint development; patents are co-owned by Misonix and Covidien which results in Covidien paying Misonix a 5% royalty on end user sales. The royalty is recorded as “other income” in the Company’s financial statements and amounted to $4,162,000 in fiscal 2015.

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

Discontinued Operations

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC, now SonaCare, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received from SonaCare’s sales of the (i) prostate product in Europe and (ii) kidney and liver products around the world related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through June 30, 2015 were $1,004,788.

Medical Devices

In October 1996, the Company entered into a twenty-year license agreement with Covidien. The Covidien license covers the further development of the Company's medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The Covidien license gives Covidien exclusive worldwide marketing and sales rights for this technology and device. Total sales by Misonix of this device to Covidien were approximately $3,820, $5,226 and $110,437 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Total royalties from sales of this device worldwide were approximately $4,162,000, $3,619,000 and $2,369,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

The Company’s distribution agreement with Mentor Corporation, a subsidiary of Johnson & Johnson, for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery has terminated. Sales continue on a limited non-contractual purchase order basis. Total sales of this device were approximately $264,000, $267,000 and $382,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	For the years ended ended June 30,
	2015	2014
United States	$10,797,920	$8,185,468
Australia	364,156	120,118
Europe	3,385,603	2,387,376
Asia	4,125,662	3,572,056
Canada and Mexico	836,188	779,833
South America	911,711	1,165,124
South Africa	540,185	378,287
Middle East	1,243,153	472,173
	$22,204,578	$17,060,435

	For the years ended June 30,
	2014	2013
United States	$8,185,468	$7,649,041
Australia	120,118	358,509
Europe	2,387,376	3,062,307
Asia	3,572,056	1,619,255
Canada and Mexico	779,833	516,088
South America	1,165,124	735,060
South Africa	378,287	489,756
Middle East	472,173	397,210
	$17,060,435	$14,827,226

Market and Customers

The Company’s products are sold worldwide and has many customers and distributors. The Company’s largest customer is our Chinese distributor. Sales to Cicel (Beijing) Science and Tech Co. Ltd. (“Cicel”) were $2,974,086 (13.4% of total sales) for the fiscal year ended June 30, 2015. The Company also receives royalties from Covidien, which was our non-exclusive BoneScalpel distributor in the United States, for patents it co-owns on the AutoSonic product. Total royalties from Covidien related to their sales of the Company’s ultrasonic cutting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $4,162,000, $3,619,000 and $2,369,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Net income/(loss) for the years ended June 30, 2015, 2014 and 2013 was $5,571,171, $1,393,299 and ($2,670,000), respectively, of which $4,162,000, $3,619,000 and $2,369,000, respectively, was from royalty income from Covidien. Accounts receivable from Covidien were approximately $1,012,000 and $892,000, which includes $1,012,000 and $892,000 of royalty income receivable, at June 30, 2015 and 2014, respectively. Accounts receivable from Aesculap were approximately $1,000 and $121,000 at June 30, 2015 and 2014, respectively. At June 30, 2015 and 2014, the Company’s accounts receivable with customers outside the United States were approximately $1,805,000 and $1,332,000, respectively. Accounts receivable from Cicel were approximately $586,000 and $606,000 at June 30, 2015 and 2014, respectively. The Company sells the BoneScalpel, SonaStar and SonicOne Wound Cleansing and Debridement System through direct sales persons and sales agents in the United States and through distributors outside the United States.

The Company continues its strategy to consign units, primarily the BoneScalpel and SonicOne OR, in the United States in an effort to increase the installed base of units in the market. This strategy has the effect of increasing Property, Plant and Equipment and we do not receive revenues for these units, as the Company continues to own the units and depreciates them over time. This strategy offers the Company wider acceptance of the product and ultimately increases our revenues through the sale of disposables used with the BoneScalpel and SonicOne OR. The practice of placing systems with hospitals has the effect of accelerating hospital acceptance during a time of budget constraints.

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

Competition

Competition in the medical device products industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems greater than the Company's. Some of the Company's major competitors are Medtronic, Anspach, Synthes (a division of Johnson and Johnson), Integra Life Sciences, Inc., Sööring, Stryker Corporation and Smith and Nephew.

Regulatory Requirements

The Company's medical device products are subject to the regulatory requirements of the U.S. Food and Drug Administration (“FDA”). A medical device, as defined by the FDA, is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory which is recognized in the official National Formulary or the United States Pharmacopoeia, or any supplement to such listings, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or animals, or intended to affect the structure or any function of the body of man or animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes (a "medical device"). The Company's products that are subject to FDA regulations for product labeling and promotion comply with all applicable regulations. The Company is listed with the FDA as a medical device manufacturer and has the appropriate FDA Establishment Numbers in place. The Company has a post-market monitoring system in place such as Complaint Handling and Medical Device Reporting procedures. All current devices manufactured and sold by the Company have all the necessary regulatory approvals. The Company is not aware of any situations which would be materially adverse at this time and neither has the FDA sought legal remedies available, nor have there been any material violations of its regulations alleged, against the Company at present.

Patents, Trademarks, Trade Secrets and Licenses

The following is a list of the U.S. patents which have been issued to the Company:

Number	Description	Issue Date	Expiration Date

D478165	Cannula for ultrasonic probe	08/05/2003	08/05/2017

5,769,211	Autoclavable switch - relating to a medical handpiece with autoclavable rotary switch to be used in medical procedures	06/23/1998	01/21/2017

6,033,375	Ultrasonic probe with isolated and teflon coated outer cannula	03/07/2000	12/23/2017

6,270,471	Ultrasonic probe with isolated outer cannula	08/07/2001	12/23/2017

6,443,969	Ultrasonic blade with cooling	09/03/2002	08/15/2020

6,379,371	Ultrasonic blade with cooling	04/30/2002	11/15/2019

6,375,648	Infiltration cannula with teflon coated outer surface	04/23/2002	10/02/2018

6,063,050	Ultrasonic dissection and coagulation system	05/16/2000	10/16/2017

6,036,667	Ultrasonic dissection and coagulation system	03/14/2000	08/14/2017

6,582,440	Non-clogging catheter for lithotripsy	06/24/2003	12/26/2016

6,454,730	Thermal film ultrasonic dose indicator	09/24/2002	04/02/2019

6,613,056	Ultrasonic probe with low-friction bushings	09/02/2003	02/17/2019

6,648,839	Ultrasonic medical treatment device for RF cauterization and related method	11/18/2003	05/08/2022

6,736,814	Ultrasonic medical treatment device for bipolar RF cauterization and related method	05/18/2004	02/28/2022

6,799,729	Ultrasonic cleaning and atomizing probe	10/05/2004	10/05/2021

6,869,439	Ultrasonic dissector	03/22/2005	03/22/2022

6,902,536	RF cauterization and ultrasonic ablation	06/07/2005	06/07/2022

7,442,168	High efficiency medical transducer with ergonomic shape and method manufacture	10/28/2008	04/01/2023

7,223,267	Ultrasonic probe with detachable slidable cauterization forceps	02/06/2004	02/06/2024

7,717,913	Cauterization and ultrasonic ablation instrument with multi hole collar and electrode MTG sleeve	05/18/2010	11/04/2024

7,776,027	Medical handpiece with automatic power switching means	08/17/2010	07/11/2022

6,492,762	Ultrasonic transducer, transducer array, and fabrication method	12/10/2002	03/22/2020

6,787,974	Ultrasound transducer unit and planar ultrasound lens	09/07/2004	11/21/2021

6,461,314	Intrabody HIFU applicator	10/08/2002	02/2/2020

D627,463	Ultrasonic wound treatment probe	01/27/2010	11/24/2024

7,931,611	Ultrasonic wound debrider probe and method of use	03/23/2005	10/15/2027

D627,463	Ultrasonic wound treatment probe	08/30/2011	08/30/2025

8,025,672	Ultrasonic wound treatment method and apparatus	09/27/2011	08/29/2026

8,109,925	Treatment of breast disease with vibrating device	02/07/2012	05/25/2027

D667,117	Ultrasonic bone cutting blade	09/11/2012	09/11/2026

8,343,178	Method for ultrasonic tissue excision with tissue selectivity	01/01/2013	12/30/2031

8,353,912	Ultrasonic spinal surgery method	01/15/2013	08/12/2030

D680,218	Ultrasonic bone cutting blade	04/16/2013	04/16/2027

8,430,897	Ultrasonic wound debrider probe and method of use	04/30/2013	03/11/2028

8,444,629	Medical handpiece with automatic power switching means	05/21/2013	01/12/2031

D683,087	Surgical instrument sleeve	06/25/2013	06/25/2027

D699,839	Surgical shield	02/18/2014	02/18/2028

D700,327	Ultrasonic osteotome tip	02/25/2014	02/25/2028

8,659,208	Waveform generator for driving electromechanical device	02/25/2014	07/26/2032

8,690,783	Ultrasonic transducer assembly	04/08/2014	05/20/2031

8,698,377	Dual-mode piezocomposite ultrasonic transducer	04/15/2014	05/20/2031

8,814,870	Hook blade for bone cutting	08/26/2014	06/14/2026

8,894,673	Guarded osteotome	11/25/2014	10/07/2031

9,070,856	Digital waveform generator	06/30/2015	06/12/2028

D715,434	Osteotome blades-design	10/14/2014	10/14/2028

D715,936	Osteotome blades	10/21/2014	10/21/2028

D715,435	Osteotome blades-design	10/14/2014	10/14/2028

D715,436	Osteotome blades-design	10/14/2014	10/14/2028

152,513*	Serrated hook blade	08/01/2014	08/01/2024

The Company regularly has patents that have been applied for but have not received approval; to date the Company has thirty (30) pending U.S. patent applications and thirty five (35) pending international applications.

*	Patent valid in Canada.

The following is a list of the U.S. trademarks which have been issued to the Company:

Registration	Registration
Number	Date	Mark	Goods

2,812,718	02/10/2004	Misonix	Ultrasonic medical devices, namely ultrasonic surgical aspirators, ultrasonic lithotripters and ultrasonic phacoemulsifiers

3,373,435	01/22/2008	SonicOne	Ultrasonic surgical systems

3,583,091	03/03/2009	Osteosculpt	Surgical devices, and instruments, namely, ultrasonic cutters and ablators

3,775,329	04/13/2010	Sonastar	Ultrasonic medical devices namely ultrasonic surgical aspirators, ultrasonic scalpels and ultrasonic bone shavers

3,637,456	06/16/2009	Misonix	Ultrasonic cleaning units and ultrasonic liquid processors for industrial, domestic and/or laboratory use

4,506,761	04/01/2014	SonicOne Plus	Ultrasonic surgical system

3,882,225	11/30/2010	Misonix	Laboratory equipment

4,715,865	04/07/2015	BoneScalpel	Surgical devices and instruments, and surgical and medical kits for ultrasonic surgical procedures comprised of ultrasonic cutting blades, ultrasonic bone cutting blades, osteotomes, ultrasonic osteotomes; ultrasonic ablating tools, namely, ultrasonic cutting blades, ultrasonic osteotomes; ultrasonic bone ablating tools, namely, ultrasonic bone cutting blades, ultrasonic bone shavers, ultrasonic osteotomes; incising tools, namely, cutting instruments, osteotomes and ultrasonic incising tools, namely, ultrasonic cutting blades, ultrasonic osteotomes; and ancillary ultrasonic surgical equipment, namely, ultrasonic signal generators, ultrasonic waveform generators, ultrasonic controllers, cables, hand-pieces with electro-mechanical transducers

Backlog

As of June 30, 2015, the Company's backlog (firm orders that have not yet been shipped) was $33,238, as compared to $357,645 as of June 30, 2014. The Company’s method of business has changed with the shift from major distributors in 2012. As a result, we no longer have large recurring orders but ship on a just in time basis.

Employees

As of June 30, 2015, the Company employed a total of 80 full-time employees, including 30 in management and supervisory positions. The Company considers its relationship with its employees to be good.

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

We signed in the past and may pursue in the future agreements and contracts with third parties to assist in our marketing, manufacturing, selling and distribution efforts. We cannot assure you that any agreements or contracts entered into will be successful.

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

Our international operations must comply with U.S. law, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business regardless of whether those practices are legal or culturally expected in the foreign jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although we are not aware of any incidents, we could be the subject of claims that may adversely impact our business, results of operations, financial condition or reputation. Violations of these laws could result in criminal or civil sanctions.

We are experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.

Our medical devices and our business activities are subject to rigorous regulation, including by the FDA, U.S. Department of Justice, and numerous other federal, state and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. Certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects on our operations.

Risk of reprocessing disposables.

In some jurisdictions around the world culture and practice encourages reuse when the product is clearly labeled for single use.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company occupies approximately 34,400 square feet at 1938 New Highway, Farmingdale, New York pursuant to a lease expiring on June 30, 2018. The Company pays rent of approximately $26,000 a month, which includes a pro rata share of real estate taxes, water, sewer and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The Company's common stock, $.01 par value ("Common Stock"), is listed on the Nasdaq Global Market ("Nasdaq") under the symbol "MSON".

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by Nasdaq:

	High	Low
Fiscal 2015:
First Quarter	$13.49	$6.01
Second Quarter	14.90	8.89
Third Quarter	14.50	10.78
Fourth Quarter	13.90	9.50

	High	Low
Fiscal 2014:
First Quarter	$5.50	$3.92
Second Quarter	6.03	3.86
Third Quarter	7.17	4.85
Fourth Quarter	6.88	5.57

	High	Low
Fiscal 2013:
First Quarter	$4.38	$2.15
Second Quarter	9.13	4.01
Third Quarter	8.55	2.98
Fourth Quarter	6.91	5.00

(b)	As of August 12, 2015, the Company had 7,744,113 shares of Common Stock outstanding and 66 shareholders of record. This does not take into account shareholders whose shares are held in "street name" by brokerage houses.

(c)	The Company has not paid any cash dividends since its inception. The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Share Performance Graph

The following graph compares the cumulative total return on the Company’s Common Stock during the last five fiscal years with the NASDAQ Total U.S. and Foreign Return Index and the NASDAQ Medical Devices, Instruments and Supplies Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in the Common Stock or the indices on June 30, 2010. The graph depicts the change in value of the Company’s Common Stock relative to the noted indices as of the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	2010	2011	2012	2013	2014	2015
MISONIX, INC.	100	113	105	230	304	428
NASDAQ Composite Total Return	100	119	142	167	219	251
NASDAQ Medical Equipment Index	100	122	120	149	194	224

Equity Compensation Plan Information:

			Number of
			securities
			remaining
			available for
	Number of	Weighted	future
	securities to	-average	issuance
	be	exercise	under equity
	issued upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I. 1996 Directors Plan	15,000	$7.60	-
II. 1996 Plan	1,000	7.60	-
III.1998 Plan	6,000	7.60	-
IV.2001 Plan	9,968	2.80	-
V. 2005 Plan	223,725	2.19	625
VI. 2005 Directors Plan	120,000	3.63	12,500
VII. 2009 Plan	345,423	2.91	21,100
VIII. 2009 Directors Plan	138,750	5.68	35,000
IX. 2012 Plan	442,750	6.59	48,500
X. 2012 Directors Plan	75,000	13.20	125,000
XI. 2014 Plan	180,000	12.28	570,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,557,616	$5.80	812,725

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated statements of income data for the years ended June 30, 2013, 2014 and 2015 and the consolidated balance sheet data as of June 30, 2014 and 2015 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended June 30, 2011 and 2012 and the consolidated balance sheets data as of June 30, 2011, 2012 and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Selected income statement data:

	2015	2014	2013	2012	2011
Net sales	$22,204,578	$17,060,435	$14,827,226	$15,678,000	$12,373,029

Net income (loss) from continuing operations	5,571,171	1,393,299	(2,670,965)	366,325	(3,534,246)

Net Income/(loss) per share from continuing operations - Basic	$0.70	$0.15	$(0.40)	$(0.09)	$(0.30)

Net Income/(loss) per share from continuing operations - Diluted	$0.66	$0.15	$(0.40)	$(0.09)	$(0.30)

Selected balance sheet data:

	June 30,
	2015	2014	2013	2012	2011
Total assets	$26,454,248	$19,527,869	$17,359,927	$18,312,837	$18,358,322

Total long term liabilities	20,395	67,932	96,745	140,143	175,403

Total stockholders' equity	23,754,345	16,352,364	13,777,220	15,590,067	14,877,283

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations:

	Fiscal years ended
	June 30,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	32.8	34.8	50.1

Gross profit	67.2	65.2	49.9

Selling expenses	40.8	42.6	45.7

General and administrative expenses	26.9	27.5	30.0

Research and development expenses	7.2	10.0	10.1

Total operating expenses	74.9	80.2	85.8

Loss from operations	(7.7)	(14.9)	(35.9)

Other income	19.1	21.7	16.2

Income/(loss) before provision for income taxes	11.3	6.8	(19.7)

Income tax (benefit)/expense	(12.5)	0.2	(0.5)

Net income/(loss) from continuing operations	23.9	6.6	(19.2)

Income from discontinued operations (net of income tax)	1.2	1.6	1.2

Net income/(loss)	25.1%	8.2%	(18.0)%

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

Fiscal years ended June 30, 2015 and 2014:

Net sales:

Net sales increased $5,144,143 to $22,204,578 in fiscal 2015 from $17,060,435 in fiscal 2014. The increase is due to higher BoneScalpel revenue of $3,400,398, higher SonicOne revenue of $1,045,786 and higher SonaStar revenue of $861,224, partially offset by lower Lithotripsy revenue of $81,666, lower service revenue of $51,295 and lower other revenue of $30,304. There were 83 BoneScalpel units consigned in the United States in fiscal 2015 as compared to 59 consigned BoneScalpel units in fiscal 2014.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the years ended June 30, 2015 and 2014:

	For the years ended ended June 30,
	2015	2014	Variance
BoneScalpel	$11,084,084	$7,683,686	$3,400,398
SonicOne	3,272,826	2,227,040	1,045,786
SonaStar	7,209,299	6,348,075	861,224
Other	638,369	801,634	(163,265)
	$22,204,578	$17,060,435	$5,144,143

	For the years ended ended June 30,
	2015	2014
United States	$10,797,920	$8,185,468
Australia	364,156	120,118
Europe	3,385,603	2,387,376
Asia	4,125,662	3,572,056
Canada and Mexico	836,188	779,833
South America	911,711	1,165,124
South Africa	540,185	378,287
Middle East	1,243,153	472,173
	$22,204,578	$17,060,435

Net sales increased $1,171,289 to $6,749,436 for the three month period ended June 30, 2015 from $5,578,147 for the three month period ended June 30, 2014. The increase is due to higher BoneScalpel revenue of $1,198,526 and higher SonicOne revenue of $490,809, partially offset by lower SonaStar revenue of $505,317 and lower other revenue of $12,729. There were 19 BoneScalpel units consigned in the United States for the three months ended June 30, 2015 as compared to 15 consigned units for the same period in fiscal 2014.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014	Variance
BoneScalpel	$3,685,901	$2,487,375	$1,198,526
SonicOne	984,610	493,801	490,809
SonaStar	1,940,193	2,445,510	(505,317)
Other	138,732	151,461	(12,729)
	$6,749,436	$5,578,147	$1,171,289

	Three months ended June 30,
	2015	2014
United States	$3,088,818	$2,518,285
Australia	50,935	3,960
Europe	794,987	799,891
Asia	1,366,541	1,546,564
Canada and Mexico	322,272	163,660
South America	296,416	354,147
South Africa	295,034	56,190
Middle East	534,433	135,450
	$6,749,436	$5,578,147

Gross profit:

Gross profit increased to 67.2% in fiscal 2015 from 65.2% in fiscal 2014. The increase is primarily related to higher sales volume as well as a favorable product mix of higher margin product deliveries in fiscal 2105. The higher sales volume resulted in higher coverage of fixed expenses resulting in higher margins.

Gross profit increased to 66.6% for the three months ended June 30, 2015 from 65.4% for the three months ended June 30, 2014. The increase is due to higher sales volume as well as a favorable product mix of higher margin product deliveries for the three months ended June 30, 2015. The higher sales volume resulted in higher coverage of fixed expenses resulting in higher margins.

Selling expenses:

Selling expenses increased $1,789,969 to $9,062,695 in fiscal 2015 from $7,272,726 in fiscal 2014. The increase is related to higher sales commissions of $560,371, higher salary expenses of $484,083 due to increased head count, higher depreciation expense of $233,833 due the increase in the number of demo units used for consignments in the field, higher travel expense of $218,143, higher employee welfare and office expense of $92,426 and higher other expenses of $12,638.

Selling expenses increased $646,030 to $2,492,432 for the three months ended June 30, 2015 from $1,846,402 for the three months ended June 30, 2014. The increase is due to higher salary and benefit expenses of $290,165 due to increased headcount, higher travel expenses of $134,718, higher sales commissions of $108,156, higher depreciation expense of $70,768 and higher consulting and advertising expenses of $44,261, partially offset by lower other expenses of $2,038.

General and administrative expenses:

General and administrative expenses increased $1,292,568 to $5,983,623 in fiscal 2015 from $4,691,055 in fiscal 2014. The increase is due to higher consulting expenses of $616,541 mainly as a result of a onetime expense related to the upgrade of the Company’s information and technology systems, higher non-cash compensation from the issuance of stock options of $410,365, higher stockholder relation expenses of $67,105, higher office expenses of $57,952, higher insurance expenses of $45,964, higher bonus and bank fee expenses of $55,264, higher employment fees of $35,163 and higher other expenses of $4,484.

General and administrative expenses increased $446,595 to $1,619,362 for the three months ended June 30, 2015 from $1,172,767 for the three months ended June 30, 2014. The increase is due to higher non-cash compensation due to the issuance of stock options of $156,940, higher consulting expenses of $102,006 due to one-time expenses related to the upgrade of the Company’s information and technology systems, higher insurance expenses of $60,108, higher bad debt reserve and employee expenses of $78,597, higher office and depreciation expenses of $35,993 and higher other expenses of $12,951.

Research and development expenses:

Research and development expenses decreased $118,828 to $1,592,923 for fiscal 2015 from $1,711,751 for fiscal 2014. The decrease is due to lower product development material expenses of $70,035, lower consulting expenses of $48,151 and lower other expenses of $642.

Research and development expenses increased $25,880 to $423,258 for the three months ended June 30, 2015 from $397,378 for the three months ended June 30 2014. The increase is due to higher temporary help of $13,411, higher employee benefits of $9,172 and higher other expenses of $3,297.

Other income:

Other income increased $528,189 to $4,234,363 in fiscal 2015 from $3,706,174 in fiscal 2104. The increase is related to higher royalty income from Covidien.

Other income decreased $143,550 to $1,026,366 for the three months ended June 30, 2015 from $1,169,916 for the three months ended June 30, 2014. The decrease is due to lower royalty income from Covidien.

Income taxes: In fiscal 2015 and 2014 the income tax benefit for continuing operations had an effective tax rate of (110.5%) as compared to income tax expense with an effective rate of .2% in fiscal 2014. Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets.  As of the year ended June 30, 2015, the Company reduced the valuation allowance by $5,503,417. The change in the valuation allowance includes a $1,499,297 write-off of deferred tax assets against its corresponding valuation allowance. The write-off primarily pertains to a loss in tax benefit for net operating losses subject to limitation under federal tax law that preclude its utilization. In addition, during the fourth quarter of fiscal 2015, based on our consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the past three years and our positive outlook for taxable income in the future, the Company reevaluated its deferred tax asset. Based upon the guidance under ASC 740, we concluded that it was more likely than not that the Company would realize the benefit of such deferred tax assets. The portion of the valuation allowance release attributable to income in future years resulted in the recognition of a tax benefit of $2,892,000 in continuing operations in the fourth quarter of fiscal 2015.  The deferred tax asset will be realized against future income tax expense that would be payable in the absence of the net operating loss carryforwards. The Company still maintains a full valuation allowance on foreign net operating losses.

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

Net sales for the three months ended June 30, 2014 were $5,578,147, an increase of $1,819,164 from $3,758,983 for the three months ended June 30, 2013. The increase is due to higher SonaStar revenue of $1,047,342, higher BoneScalpel revenue of $975,434, higher SonicOne revenue of $63,614 and higher other revenue of $1,521, partially offset by lower Lysonix revenue of $168,386 and lower service revenue of $100,361.

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

Gross profit:

Gross profit increased to 65.2% in fiscal 2014 from 49.9% in fiscal 2013. The increase is primarily due to the reversal of $438,509 of Soma related costs previously accrued in fiscal 2013 in accordance with the PuriCore Settlement Agreement (see Note 8 to Consolidated Financial Statements included in this Annual Report) in addition to $638,000 of Soma-related costs booked in fiscal 2013, in addition to inventory reserves booked in the fourth quarter 2013.

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

Other income:

Other income increased $1,309,345 to $3,706,174 in fiscal 2014 from $2,396,829 in fiscal 2013. The increase in other income is related to higher royalty income from Covidien of $1,213,781.

Other income increased $486,502 to $1,169,916 for the three months ended June 30, 2014 from $683,414 for the three months ended June 30, 2013. The increase is due to higher royalty income from Covidien of $431,110.

Income taxes: In fiscal 2014 and 2013 the income tax benefit for continuing operations had an effective tax rate of .2%. Overall, when considering discontinued operations, the Company had minimal income tax expense. In prior years the Company established a valuation allowance against deferred tax assets due to the net loss from operations over the past 5 years which caused management to conclude that it is more likely than not that its deferred tax assets may not be fully realized.

Discontinued operations:

The following represents the results of the Laboratory and Forensic Safety Products business along with legal and other expenses associated with Labcaire Systems Limited and Misonix HIFU Technologies Limited which are included in discontinued operations:

	For the years ended
	June 30,
	2015	2014	2013
Revenues	$18,242	$19,901	$19,901
Income from discontinued operations, before tax	$18,242	$19,901	$5,449
Gain on sale of discontinued operations	250,000	250,000	250,000
Income tax expense	(1,127)	(3,182)	(79,667)
Net income from discontinued operations, net of tax	$267,115	$266,719	$175,782

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for further discussion of the nature of discontinued operations.

Liquidity and Capital Resources:

Working capital at June 30, 2015 and 2014 was $18,289,000 and $12,277,000, respectively. For the fiscal year ended June 30, 2015, cash provided by operations totaled $2,371,339, mainly due to higher net income, partially offset by higher inventory and accounts receivable. For the fiscal year ended June 30, 2015, cash used in investing activities totaled $778,203, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents. For the fiscal year ended June 30, 2015, cash provided by financing activities was $723,560. Cash provided by discontinued operations was $267,115.

As of June 30, 2015, the Company had a cash balance of $9,623,949 and believes it has sufficient cash to finance operations for at least the next 12 months.

The Company maintains cash balances at various financial institutions. At June 30, 2015, these financial institutions held cash that was approximately $9,375,735 in excess of amounts insured by the Federal Deposit Insurance Corporation.

Commitments

The Company has commitments under operating leases that will be funded from operating sources. At June 30, 2015, the Company’s contractual cash obligations and commitments relating to operating leases are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Operating leases	347,038	675,427	-	-	1,022,465
Purchase commitments	2,982,198	-	-	-	2,982,198
	$3,329,236	$675,427	$-	$-	$4,004,663

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

Critical Accounting Policies:

New Accounting Pronouncements:

We are required to adopt certain new accounting pronouncements. See Note 1 to our consolidated financial statements included as part of this Annual Report.

General: Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report includes a summary of the Company's significant accounting policies and methods used in the preparation of its financial statements. The Company's discussion and analysis of its financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, goodwill, property, plant and equipment, stock-based compensation and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following are our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

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

Goodwill: Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2015 and 2014 in the respective fourth quarter. No impairment of goodwill was deemed to exist.

Income Taxes: Income taxes are accounted for under ASC 740 authoritative guidance (“Guidance”) which requires the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

The Guidance also requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits.   Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets since it was not more likely than not that the Company would realize the benefits of such deferred tax assets. During the fourth quarter of fiscal 2015, the Company determined based upon the Guidance that it was more likely than not that it would realize the benefit of such deferred tax assets. As result, the Company reversed the valuation allowance previously recorded against the deferred tax assets. The Company still maintains a full valuation allowance on foreign net operating losses and federal net operating losses subject to the separate return loss rules.

The Guidance also prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.

Stock-Based Compensation: The fair value of the Company’s outstanding stock options is estimated based upon option price, volatility, the risk free rate, and the average time the shares are held. It is then amortized over the vesting period. See Note 7 of Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding stock-based compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on cash and certain items in inventory.

Item 8. Financial Statements and Supplemental Data.

The Company’s report of independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial data for each quarter of fiscal 2015, 2014 and 2013. Although unaudited, this information has been prepared on a basis consistent with the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

	FISCAL 2015
	Q1	Q2	Q3	Q4	YEAR
Net sales	$4,539,337	$5,601,008	$5,314,797	$6,749,436	$22,204,578
Cost of goods sold	1,586,105	1,767,175	1,670,359	2,256,637	7,280,276
Gross profit	2,953,232	3,833,833	3,644,438	4,492,799	14,924,302

Operating expenses:
Selling expenses	2,019,286	2,085,174	2,465,803	2,492,432	9,062,695
General and administrative expenses	1,246,078	1,534,784	1,583,399	1,619,362	5,983,623
Research and development expenses	437,591	324,301	407,773	423,258	1,592,923
Total operating expenses	3,702,955	3,944,259	4,456,975	4,535,052	16,639,241
Loss from operations	(749,723)	(110,426)	(812,537)	(42,253)	(1,714,939)

Other income/(expense):
Interest income	25	19	12	19	75
Royalty income and license fees	1,147,951	1,044,941	1,032,027	1,031,402	4,256,321
Other	(5,679)	(4,847)	(6,452)	(5,055)	(22,033)
Total other income	1,142,297	1,040,113	1,025,587	1,026,366	4,234,363

Income from continuing operations before income taxes	392,574	929,687	213,050	984,113	2,519,424

Income tax expense/(benefit)	14,352	33,465	8,406	(2,840,855)	(2,784,632)

Net income from continuing operations	$378,222	$896,222	$204,644	$3,824,968	$5,304,056

Discontinued operations:
Net income from discontinued operations net of income tax expense/(benefit) of $0, $0, $5,280 and ($4,153), respectively	4,975	4,975	249,696	7,469	267,115
Net income from discontinued operations	4,975	4,975	249,696	7,469	267,115

Net income	$383,197	$901,197	$454,340	$3,832,437	$5,571,171

Net income per share from continuing operations - Basic	$0.05	$0.12	$0.03	$0.50	$0.70

Net income per share from discontinued operations - Basic	0.00	0.00	0.03	0.00	0.04

Net income per share - Basic	$0.05	$0.12	$0.06	$0.50	$0.74

Net income per share from continuing operations - Diluted	$0.05	$0.11	$0.02	$0.46	$0.66

Net income per share from discontinued operations - Diluted	0.00	0.00	0.03	0.00	0.03

Net income per share - Diluted	$0.05	$0.11	$0.05	$0.46	$0.69

	FISCAL 2014
	Q1	Q2		Q3	Q4	YEAR
Net sales	$3,075,584	$4,122,059		$4,284,645	$5,578,147	$17,060,435
Cost of goods sold	1,345,330	1,229,409	A	1,431,766	1,927,362	5,933,867
Gross profit	1,730,254	2,892,650		2,852,879	3,650,785	11,126,568

Operating expenses:
Selling expenses	1,828,830	1,683,699		1,913,795	1,846,402	7,272,726
General and administrative expenses	1,221,315	1,120,926		1,176,047	1,172,767	4,691,055
Research and development expenses	472,888	435,019		406,466	397,378	1,711,751
Total operating expenses	3,523,033	3,239,644		3,496,308	3,416,547	13,675,532
(Loss)/income from operations	(1,792,779)	(346,994)		(643,429)	234,238	(2,548,964)

Other income/(expense):
Interest income	19	19		18	13	69
Royalty income and license fees	912,794	809,392		830,702	1,172,548	3,725,436
Other	(6,261)	(5,304)		(5,121)	(2,645)	(19,331)
Total other income	906,552	804,107		825,599	1,169,916	3,706,174

(Loss)/income from continuing operations before income taxes	(886,227)	457,113		182,170	1,404,154	1,157,210

Income tax expense	2,750	2,750		8,376	16,754	30,630

Net (loss)/income from continuing operations	$(888,977)	$454,363		$173,794	$1,387,400	$1,126,580

Discontinued operations:
Net income from discontinued operations net of income tax expense of $0, $0, $0 and $3,182, respectively	4,975	4,975		254,976	1,793	266,719
Net income from discontinued operations	4,975	4,975		254,976	1,793	266,719

Net (loss)/income	$(884,002)	$459,338		$428,770	$1,389,193	$1,393,299

Net (loss)/income per share from continuing operations - Basic	$(0.12)	$0.06		$0.02	$0.19	$0.15

Net income per share from discontinued operations - Basic	0.00	0.00		0.04	0.00	0.04

Net (loss)/income per share - Basic	$(0.12)	$0.06		$0.06	$0.19	$0.19

Net (loss)/income per share from continuing operations - Diluted	$(0.12)	$0.06		$0.02	$0.18	$0.15

Net income per share from discontinued operations - Diluted	0.00	0.00		0.03	0.00	0.04

Net (loss)/income per share - Diluted	$(0.12)	$0.06		$0.05	$0.18	$0.19

A.	Includes the reversal of $439,508 of previously accrued and unpaid contractual gross profit requirements pursuant to a signed Settlement Agreement.

	FISCAL 2013
	Q1	Q2	Q3	Q4		YEAR
Net sales	$4,570,525	$3,474,231	$3,023,487	$3,758,983		$14,827,226
Cost of goods sold	1,843,899	1,626,965	1,482,329	2,474,054	B	7,427,247
Gross profit	2,726,626	1,847,266	1,541,158	1,284,929		7,399,979

Operating expenses:
Selling expenses	1,458,564	1,545,585	1,764,718	2,007,337		6,776,204
General and administrative expenses	1,042,332	1,092,726	1,155,613	1,155,818		4,446,489
Research and development expenses	397,131	366,257	379,901	352,769		1,496,058
Total operating expenses	2,898,027	3,004,568	3,300,232	3,515,924		12,718,751
Loss from operations	(171,401)	(1,157,302)	(1,759,074)	(2,230,995)		(5,318,772)

Other income/(expense):
Interest income	13	25	18	19		75
Interest expense	-	-	-	(7)		(7)
Royalty income and license fees	222,679	522,385	1,025,153	741,438		2,511,655
Royalty(expense)/recovery	(3,698)	(1,415)	(182)	(8,066)		(13,361)
Other	(7,577)	(18,608)	(25,378)	(49,970)		(101,533)
Total other income	211,417	502,387	999,611	683,414		2,396,829

Income/(loss) from continuing operations before income taxes	40,016	(654,915)	(759,463)	(1,547,581)		(2,921,943)

Income tax expense/(benefit)	1,500	2,329	(59,126)	(19,899)		(75,196)

Net income/(loss) from continuing operations	$38,516	$(657,244)	$(700,337)	$(1,527,682)		$(2,846,747)

Discontinued operations:
Net income/(loss) from discontinued operations net of income tax expense/(benefit) of $0, $0, $82,968 and $(3,301), respectively	6,318	3,475	172,007	(6,018)		175,782
Net income/(loss) from discontinued operations	6,318	3,475	172,007	(6,018)		175,782

Net income/(loss)	$44,834	$(653,769)	$(528,330)	$(1,533,700)		$(2,670,965)

Net income/(loss) per share from continuing operations - Basic	$0.01	$(0.09)	$(0.10)	$(0.22)		$(0.40)

Net income per share from discontinued operations - Basic	-	-	0.02	-		0.02

Net income/(loss) per share - Basic	$0.01	$(0.09)	$(0.08)	$(0.22)		$(0.38)

Net income/(loss) per share from continuing operations - Diluted	$0.01	$(0.09)	$(0.10)	$(0.22)		$(0.40)

Net income per share from discontinued operations - Diluted	-	-	0.02	-		0.02

Net income/(loss) per share - Diluted	$0.01	$(0.09)	$(0.08)	$(0.22)		$(0.38)

B.	Includes additional inventory reserves of $835,000.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors of adequate preparation and fair presentation of the published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the adequacy of financial statement preparation and presentation. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, we believe that as of June 30, 2015, the Company’s internal control over financial reporting is operating as designed and is effective based on those criteria.

Misonix’s independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2015 as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The Company currently has six Directors (the “Board”). Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company:

			Director
Name	Age	Principal Occupation	Since

John W. Gildea	72	Director	2004

Dr. Charles Miner III	64	Director	2005

T. Guy Minetti	64	Director	2003

Stavros G. Vizirgianakis	45	Director	2013

Patrick A. McBrayer	62	Director	2014

Michael A. McManus, Jr.	72	Director, President and Chief Executive Officer	1998

Richard A. Zaremba	59	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	-

Robert S. Ludecker	48	Senior Vice President, Global Sales and Marketing	-

Dan Voic	53	Vice President of Research and Development and Engineering	-

Joseph J. Brennan	52	Vice President of Operations	-

John J. Salerno	60	Vice President of Quality and Regulatory Affairs	-

Michael L. Consilvio	52	Vice President of Marketing	-

The following is a brief account of the business experience of the Company's Directors and executive officers:

John W. Gildea is the founding principal of Gildea Management Co., a management company of special situations with middle market companies in the United States and Central Europe (“Gildea Management”). From 2000 to 2003, Gildea Management formed a joint venture with J.O. Hambro Capital Management Co. to manage accounts targeting high yield debt and small capitalization equities. From 1996 to 2000, Gildea Management formed and founded Latona Europe, a joint venture between Latona U.S., Lazard Co. and Gildea Management to restructure several Czech Republic companies. Before forming Gildea Management in 1990, Mr. Gildea managed the Corporate Services Group at Donaldson, Lufkin and Jenrette, an investment banking firm. Mr. Gildea is a graduate of the University of Pittsburgh.

Mr. Gildea has extensive experience as an international investment banker and sits on the board of several companies. The Board believes this experience in addition to his experience as a Director of Misonix and knowledge of the Company qualifies him to serve as a Director.

Dr. Charles Miner III currently practices internal medicine in Darien, Connecticut. Dr. Miner is on staff at Stamford and Norwalk Hospitals and since 1982 has held a teaching position at Columbia Presbyterian Hospital. Dr. Miner received his M.D. from the University of Cincinnati College of Medicine in 1979 and received a Bachelor of Science from Lehigh University in 1974.

Dr. Miner is an experienced physician and teacher in the medical field.  He serves on the board of private companies.  The Board believes his experience as a medical doctor and his corporate experience qualifies him to serve as a Director.

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

Mr. Minetti has extensive experience as an investment banker and as a director of a public company. The Board believes this experience in addition to his marketing, financial and management experience and experience as a Director of Misonix qualifies him to serve as a Director.

Stavros G. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Healthcare Ascendis. See “Transactions with Related Persons”. Mr. Vizirgianakis also serves on the board of Tenaxis Medical and is a strategic investor and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a degree in commerce from the University of South Africa.

The Board believes Mr. Vizirgianakis’ industry knowledge, sales and marketing experience and his vast international business relationships qualify him to serve as a Director.

Patrick A. McBrayer has served as President and Chief Executive Officer and as a director of privately-held AxioMed Spine Corporation (“AxioMed”) from February 2006 to the present time. AxioMed is a medical device company focused on restoring the natural function of the spine. Prior to joining AxioMed, he held positions with Xylos Corporation (medical biomaterials); Exogen, Inc. (treatment of musculoskeletal injury and disease); Osteotech, Inc. (tissue technology); and Johnson and Johnson Products, Inc. (healthcare products). Mr. McBrayer holds a B. S. in General Engineering from the United States Military Academy.

The Board believes Mr. McBrayer’s industry knowledge and experience as a CEO qualifies him to serve as a Director.

Michael A. McManus, Jr. became President and Chief Executive Officer of the Company in November 1999. From November 1991 to March 1999, Mr. McManus was President and Chief Executive Officer of New York Bancorp, Inc. Prior to New York Bancorp, Inc., Mr. McManus held senior positions with Jamcor Pharmaceutical, Inc., Pfizer, Inc. and Revlon Corp. Mr. McManus also spent several years as an Assistant to President Reagan. Mr. McManus serves on the Board of Directors of the following publicly traded companies: A. Schulman, Inc., Novavax, Inc. and The Eastern Company. Mr. McManus holds a B.A. degree in Economics from the University of Notre Dame and a Juris Doctorate from Georgetown University Law Center.

Mr. McManus’ extensive first-hand knowledge of the business and historical development of the Company, as well as his executive, management and leadership experience and achievement, along with his previous experience in the pharmaceutical, government and medical device areas, give him highly valued insights into our Company’s challenges, opportunities and business. Mr. McManus also possesses broad knowledge related to equity and capital markets that the Board believes are invaluable to the Board’s discussions of the Company’s capital and liquidity needs and qualify him to serve as a Director.

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

Robert S. Ludecker became Senior Vice President of Global Sales and Marketing in May 2015. Prior to joining the Company as Global Vice President of Sales and Marketing in May 2013, Mr. Ludecker served from February 2011 to May 2013 as Vice President of Global Sales and Marketing for BioMimetic Therapeutics, a NASDAQ-listed biotechnology company, specializing in the development and commercialization of products which promote the healing of musculoskeletal injury and diseases, including orthopedic, spine, and sports medicine applications (“BioMimetic”). Prior to BioMimetic, Mr. Ludecker served from February 2008 to February 2011 in a variety of senior sales and marketing leadership positions with Small Bone Innovations, a private New York City-based orthopedic company specializing in small bones, and Smith and Nephew, a leading U.K.-based global provider of orthopedic reconstruction implants and a broad portfolio of medical instruments and supplies. Mr. Ludecker holds a B. A. degree from Kenyon College.

Dan Voic became Vice President of Research and Development and Engineering in January 2002. Prior thereto, he served as Engineering Manager and Director of Engineering with the Company. Mr. Voic has in excess of 15 years experience in both medical and laboratory and scientific products development. Mr. Voic holds an M.S. degree in mechanical engineering from Polytechnic University “Traian Vuia” of Timisoara, Romania and an MS degree in applied mechanics from Polytechnic University of New York.

Joseph J. Brennan became Vice President of Operations in November 2014. Prior to joining the Company, Mr. Brennan served from October 2008 to August 2014 as Director of Operations for Air Techniques, Inc., a global medical device company. Mr. Brennan holds a B. T. degree from the State University of New York at Farmingdale.

John J. Salerno became Vice President of Quality and Regulatory Affairs in March 2015. Prior to joining the Company, Mr. Salerno served from December 2012 to March 2015 as Senior Director of Quality Assurance for US Nonwovens Corp., a privately-held over the counter drug products, cosmetics, personal care and EPA surface disinfectant company (“US Nonwovens”). From May 2010 to December 2012, Mr. Salerno was a consultant for US Nonwovens. From 2006 to 2010, Mr. Salerno held the position of Vice President of Quality Assurance and Regulatory Affairs for International Technidyne Corporation. Prior to 2006, Mr. Salerno held the position of Vice President of Regulator Compliance and Reliability Engineering for Pall Life Sciences. Mr. Salerno holds a Master’s degree in Microbiology from Long Island University and a Bachelor’s degree in biology from Fordham University.

Michael L. Consilvio became Vice President of Marketing in July 2105. Prior to joining the Company, Mr. Consilvio served from 2008 to 2015, most recently in the position of Director of International Commercializations, with Biomet Spine. From 2007 – 2008 Mr. Consilvio held the position of worldwide director of Marketing and Medical Education with Small Bone Innovations. From 2004 – 2007 he held the position of Group Product Director for the Musculoskeletal Transplant Foundation. Prior to 2004, Mr. Consilvio held positions with various organizations in the Orthopedics field. Mr. Consilvio holds a Masters degree in Corporate Finance from Fairleigh Dickinson University and a Bachelor’s Degree in Economics from the State University of New York at Oneonta.

Executive officers are elected annually by, and serve at the discretion of, the Board.

	DIRECTOR COMPENSATION FOR THE 2015
	FISCAL YEAR
	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
Michael A. McManus, Jr.	-	-	-

John W. Gildea	20,000	60,000	80,000

Dr. Charles Miner III	20,000	60,000	80,000

T. Guy Minetti	25,000	60,000	85,000

Thomas F. O’Neill	16,000	-	16,000

Stavros G. Vizirgianakis	16,000	60,000	76,000

Patrick A. McBrayer	7,000	60,000	67,000

Outstanding options at fiscal year-end for Mr. Miner are 105,000 shares. Messrs. Gildea and Minetti are 90,000 shares each, Mr. Vizirgianakis is 45,000 shares, and Mr. McBrayer is 15,000 shares. Each non-employee director receives an annual fee of $20,000 and the Chairman of the Audit Committee receives $25,000. Each Director also receives options to purchase 15,000 shares each year. In May 2015, Thomas F. O’Neill resigned from the Board for personal reasons. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meeting of the Board of Directors or while traveling in furtherance of the business of the Company.

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons, complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2015.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Messrs. Gildea, Miner, Minetti and McBrayer. The Board of Directors has determined that each member of the Audit Committee is “independent” not only under the Corporate Governance Requirements applicable to Nasdaq-listed companies but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that Messrs. Gildea and Minetti are “audit committee financial experts” within the definition contained in a final rule adopted by the SEC.

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

Annual Bonus Plan Compensation

The Compensation Committee of the Board approves annual performance-based compensation. The purpose of the annual bonus-based compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendations from the Chief Executive Officer, are evaluated and approved by the Compensation Committee for all management employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula and are discretionary. The Chief Executive Officer’s bonus compensation is derived from the recommendation of the Compensation Committee based upon the Chief Executive Officer’s performance and Company performance but is not based on a specific formula and is discretionary.

Stock Option Awards

Stock option awards are intended to attract and retain highly talented executives, to provide an opportunity for significant compensation when overall Company performance is reflected in the stock price and to help align executives’ and shareholders’ interests. Stock options are typically granted at the time of hire to key new employees and annually to a broad group of existing key employees, including executive officers.

Annual option grants to executive officers may be made at the discretion of the Board in the form of incentive stock options (“ISOs”) up to the fullest extent permitted under tax laws, with the balance granted in the form of nonqualified stock options. ISOs have potential income tax advantage for executives if the executive disposes of the acquired shares after satisfying certain holding periods. Tax laws provide that the aggregate grant at date of grant for market value of ISOs that become exercisable for any employee in any year may not exceed $100,000.

Our current standard vesting schedule for all employees is 25% on the first anniversary of the date of grant, 50% on the second anniversary of the date of grant, 75% on the third anniversary of the date of grant and 100% on the fourth anniversary of the date of grant. We have on occasion issued options that have two year vesting to employees

401 (k) Plan

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

COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE REPORT

Our Compensation and Corporate Governance Committee has furnished the following report. The information contained is the “Compensation and Corporate Governance Committee Report” is not deemed to be “soliciting material” or the be “filed” with the SEC, nor is such information to be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in to such filings.

Our Executive Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K of the Securities Act of 1933, as amended, with management.

Based on such review and discussion, our Compensation and Corporate Governance Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for filing with the SEC.

Executive Compensation Committee

John W. Gildea
Charles Miner, III
T. Guy Minetti

***

COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2015, Messrs. Gildea, Miner and Minetti served as members of our Compensation and Corporate Governance Committee. No Member of our Compensation and Corporate Governance Committee is or was during fiscal year 2015 an employee or an officer of Misonix or its Subsidiaries.

The number of stock options granted in fiscal 2015 by person, and their estimated fair value, were as follows:

Named Executive Officer	Number of Stock Options Granted	Estimated Fair Value of Awards at Grant Date

Michael A. McManus, Jr.	225,000	$1,314,695

Robert S. Ludecker	115,000	$748,751

Richard A. Zaremba	30,000	$178,374

Dan Voic	35,000	$208,103

The stock options awarded in September 2014 had an exercise price of $7.67 (which was equal to the average of the opening and closing market price per share of our stock on the date of grant). The stock options awarded on May 14, 2015 to Mr. Ludecker and on May 22, 2015 to Mr. McManus had the average price of $12.77 and $11.88, respectively (which was equal to the average of the opening and closing market price per share of the stock on the date of grant).

Mr. McManus was granted options to purchase 100,000 shares on May 22, 2015 in consideration of his new Employment Agreement. Mr. Ludecker was granted options to purchase 80,000 shares on May 14, 2015 in connection with his promotion to Senior Vice President.

All stock options in the above table, except 100,000 of the options issued to Mr. McManus which has a vesting period of 100% at June 30, 2017, provide for vesting at 25% per year on the first four year anniversary dates of the grant date, with a stated expiration date of ten years after grant.

Other Annual Compensation and Benefits –Although direct compensation, in the form of salary, non-equity incentive awards and long-term equity incentive awards provide most of the compensation to each Executive Officer, we also provide for the following items of additional compensation:

•	Retirement savings are provided by 401 (k) plan, in the same manner to all U.S. employees. This plan includes an employer matching contribution of 10% which is intended to encourage employees (including the Chief Executive Officer) to save for retirement.

•	Health, life and disability benefits are offered the Chief Executive Officer in the same manner to all of our U.S. employees. We provide additional life insurance policies for our Chief Executive Officer and each of our Executive Officers.

Perquisites are provided at levels to Executive Officers, primarily in the form of an automobile allowance except for our Chief Executive Officer. Our Chief Executive Officer has use of a company provided automobile with driver.

TABLE OF GRANTS OF PLAN-BASED AWARDS THAT OCCURRED IN FISCAL 2015

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options	(1) Exercise or Base price of Option Awards ($/Share)	(2) Grant Date Fair Value of Stock and Option Awards ($)

Michael A. McManus, Jr.	September 9, 2014	125,000	$7.67	$743,225
	May 14, 2015	100,000	$11.88	$571,470

Robert S. Ludecker	September 9, 2014	35,000	$7.67	$208,103
	May 22, 2015	80,000	$12.77	$540,648

Richard A. Zaremba	September 9, 2014	30,000	$7.67	$178,374

Dan Voic	September 9, 2014	35,000	$7.67	$208,108

(1)	Stock option awards were issued September 9, 2014 pursuant to our 2012 Employee Equity Incentive Plan. Stock Option Awards were issued May 14, 2015 and May 22, 2015 pursuant to our 2014 Employee Equity Incentive Plan.
(2)	This amount represents the Black-Scholes computation as of that date of award.

TABLE OF OPTIONS EXERCISES THAT OCCURRED IN FISCAL 2015

Name of Executive Officer	Number of Shares Acquired on Exercise	(1) Value Realized on Exercise

Michael A. McManus, Jr.	125,000	$523,750

Richard A. Zaremba	133,750	$805,303

Dan Voic	129,250	$1,081,978

(1)	Amounts reflect the difference between the exercise price of the options and the market value of the shares acquired upon exercise. Market values are based on the closing price per share of our Common Stock on the NASDAQ Global Market on the date of exercise.

SUMMARY OF POTENTIAL PAYMENTS UPON TERMINATION

OR FOLLOWING A CHANGE-IN-CONTROL

Severance Agreement and Severance Payments

Except for our Chief Executive Officer, we do not have severance agreements with any of our Executive Officer. As described below under “- Employment Agreement,” our Chief Executive Officer’s employment agreement requires severance payments in the event that he is terminated. Upon termination payment of two times his total compensation (annual base salary plus bonus) at the highest rate paid him at any time during the aggregate time he has been employed by the Company plus twenty-four (24) months of premiums for medical dental, vision, hospitalization and long term care coverage is required.

Change-in-Control and Change-in-Control Payments

In the event of a change-in-control, we are required to make certain change-in-control payments to Mr. Zaremba, Mr. Ludecker, and Mr. Voic under the terms of the change-in-control agreements. The agreements provide for twelve (12) months base salary upon change in control of the Company. These amounts currently represent, $229,000, $260,000 and $177,000, respectively. In addition, unvested options granted to Mr. Zaremba, Mr. Ludecker and Mr. Voic would vest upon a change-in-control. Assuming the change-in-control occurred on June 30, 2015, the value of unvested options is $394,263, $100,200 and $361,055, respectively.

Employment Agreement

On May 22, 2015, the Employment Agreement, dated July 1, 2014, by and between Michael A. McManus, Jr. and the Company was mutually terminated and replaced by a new Employment Agreement whereby Mr. McManus will continue to serve as the Company's President and Chief Executive Officer (the "McManus Agreement"). The McManus Agreement, effective as of May 22, 2015, has an initial term expiring June 30, 2017 and renews for successive one-year periods thereafter unless terminated by either party not less than ninety (90) days prior to the end of the then-current term. The McManus Agreement provides for an annual base salary of (i) $299,000 through June 30, 2015 and (ii) $325,000 commencing July 1, 2015, and an annual bonus based on Mr. McManus' achievement of annual goals and objectives as determined by the Compensation Committee of the Company's Board of Directors. Mr. McManus also received a one-time grant of options to purchase 100,000 shares of Common Stock at an exercise price of $11.88 per share (the “McManus Options”). The McManus Options vest in their entirety on June 30, 2017.

Mr. McManus is entitled under the McManus Agreement to participate in any plans and programs made available to the executive employees of the Company generally.

The Company can terminate the McManus Agreement for cause (as defined in the McManus Agreement). Mr. McManus can terminate the McManus Agreement for good reason (as defined in the McManus Agreement). If Mr. McManus terminates the McManus Agreement for good reason, the Company must (i) pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid him at any time during the aggregate time he has been employed by the Company, payable in a lump sum within sixty days of termination of employment, and (ii) pay premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months.

Mr. McManus is entitled to severance pay and benefits if he terminates his employment with the Company following a Change in Control (as defined in the McManus Agreement), to provide him with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes shareholder value. Severance pay and benefits are triggered upon (i) his Involuntary Termination without Cause (as defined in the McManus Agreement) for a reason other than death or Disability (as defined in the McManus Agreement) or (ii) as a result of a Constructive Termination (as defined in the McManus Agreement) which in either case occurs: (x) during the period not to exceed twenty-four (24) months after the effective date of a Change in Control, or (y) before the effective date of a Change in Control, but after the first date on which the Board of Directors and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of a Change in Control.

In the event that pay and benefits are so triggered, Mr. McManus (A) is entitled to receive severance pay in an amount equal to two (2) times the sum of (a) his annual base pay and (b) bonus at the highest rate paid him for any fiscal year during the aggregate period of his employment by the Company, payable in cash in a lump sum; the payment of premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months; (B) has the right, for a period of (i) ninety (90) days for stock options granted under any of the Company's Employee Stock Option Plans adopted prior to 2005 and (ii) two (2) years for stock options granted under the Company's 2005 Employee Equity Incentive Plan, 2009 Employee Equity Incentive Plan, 2014 Employee Equity Incentive Plan and any Plan adopted after the effective date of the McManus Agreement, following his Termination Date (as defined in the McManus Agreement) to exercise the options to the extent such options are otherwise vested and exercisable as of the Termination Date under the terms of the applicable stock option McManus Agreement(s) and plan(s); and (C) will vest in all unvested stock option grants with respect to options granted after July 1, 2012.

Mr. McManus has also agreed in the McManus Agreement to an eighteen month post-termination covenant not-to-compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

The Company and Mr. McManus had previously entered into two letter agreements (the "Letter Agreements") providing for the exercise of vested options by Mr. McManus (i) for a ninety (90) day period after his retirement with respect to stock options granted under certain of the Company's stock option plans and (ii) for two (2) years after Mr. McManus terminates his employment with the Company in the event of a Change-in-Control (as defined in the applicable stock option plans) and he is eligible for the severance benefits provided for by the McManus Agreement. The Company and Mr. McManus have entered into a letter agreement which makes clear that the terms and conditions of the Letter Agreements continue to be in full force and effect and apply to the McManus Agreement.

Assuming a Change in Control occurred on June 30, 2015, Mr.McManus would receive (i) salary and bonus of $830,000; (ii) perquisites of $40,000 and (iii) the value of unvested stock options of $1,267,211.

Tax deductibility of Executive Compensation

Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2015, Michael A. McManus, Jr. and Robert S. Ludecker had executive officer’s compensation that exceeded $1,000,000. No other officer or director exceeded $1,000,000.

The following table sets forth information concerning the compensation awarded to, earned by or paid to our named executive officers during the past three fiscal years for services rendered to the Company:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Options Awards ($)	Total ($)

Michael A. McManus, Jr.	2015	290,008	100,000	1,314,695	1,704,703
President and Chief	2014	288,915	100,000	469,575	858,490
Executive Officer	2013	288,915	100,000	307,293	696,211

Richard A. Zaremba	2015	226,038	20,000	178,374	424,412
Senior Vice President,	2014	219,455	25,000	150,264	394,719
Chief Financial Officer,	2013	213,063	30,000	93,172	336,235
Secretary and Treasurer

Robert S. Ludecker	2015	215,098	40,000	748,751	1,003,849
Senior Vice President-Medical	2014	203,000	-	37,566	240,566
Global Sales and Marketing	2013	27,273	-	-	27,273

Dan Voic	2015	174,873	15,000	208,103	397,976
Vice President of	2014	169,375	15,000	131,481	315,856
Research and Development	2013	164,038	12,000	81,526	257,564
and Engineering

Joseph J. Brennan	2015	139,182	-	-	139,182
Vice President – Operations	2014	-	-	-	-
	2013	-	-	-	-

OUTSTANDING EQUITY AWARDS FOR THE 2015 FISCAL YEAR

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael A. McManus, Jr.
	75,000	-		1.91	11/04/18
	50,000	-		2.44	09/09/19
	75,000	-		1.82	09/07/20
	75,000	25,000	(2)	2.19	09/13/21
	59,350	59,350	(3)	2.96	09/13/22
	1,575	4,725	(4)	6.18	12/05/22
	31,250	93,750	(1)	4.68	09/10/23
	-	125,000	(6)	7.67	09/09/24
	-	100,000	(5)	11.88	05/22/25

Richard A. Zaremba
	-	-		2.44	09/09/19
	-	8,750	(2)	2.19	09/13/21
	-	20,000	(3)	2.96	09/13/22
	-	30,000	(1)	4.68	09/10/23
	-	30,000	(6)	7.67	09/09/24

Robert S. Ludecker
	2,500	7,500	(1)	4.68	09/10/23
	-	35,000	(6)	7.67	09/09/24
	-	80,000	(5)	12.77	05/14/25

Dan Voic
	5,000	-		7.60	09/26/15
	-	7,500	(2)	2.19	09/13/21
	-	17,500	(3)	2.96	09/13/22
	-	26,500	(1)	4.68	09/10/23
	-	35,000	(6)	7.67	09/09/24

Joseph J. Brennan
	-	-		-	-

(1)	Options issued 09/10/13 and vest equally over 4 years.

(2)	Options issued 09/13/11 and vest equally over 4 years.

(3)	Options issued 09/09/12 and vest equally over 4 years.

(4)	Options issued 12/05/12 and vest equally over 4 years.

(5)	Options issued 05/22/15 and vest on June 30, 2017.

(6)	Options issued 09/09/2015 and vest equally over 4 years.

Stock Options

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2015, options to purchase 1,000 shares were outstanding under the 1996 Plan at an exercise price of $7.60 per share all of which are currently vested and options to acquire 15,000 shares were outstanding under the 1996 Directors Plan at an exercise price of $7.60 per share all of which are currently vested. At June 30, 2015, options to purchase 178,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 151,945 shares have been reissued).  As of June 30, 2015, there were no shares available for future grants. At June 30, 2015, options to purchase 913,500 shares under the 1996 Directors Plan have been exercised and options to purchase 130,000 shares have been forfeited (of which none have been reissued). As of June 30, 2015, there were no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2015, options to purchase 6,000 shares were outstanding under the 1998 Plan at an exercise price of $7.60 per share all of which are currently vested. At June 30, 2015, options to purchase 81,598 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2015, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2015, options to purchase 9,968 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $5.82 per share with a vesting period of one to four years. At June 30, 2015, options to purchase 375,318 shares under the 2001 Plan have been exercised and options to purchase 865,975 shares under the 2001 Plan have been forfeited (of which options to purchase 251,261 shares have been reissued). At June 30, 2015, there were no shares available for future grants.

In September 2005, the Board of Directors adopted and, in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2015, options to purchase 223,725 shares were outstanding under the 2005 Plan at exercise prices ranging from $.85 to $6.18 per share with a vesting period of four years. At June 30, 2015 options to purchase 275,650 shares have been exercised under the 2005 Plan and options to purchase 47,750 shares have been forfeited (of which options to purchase 47,125 shares have been reissued). At June 30, 2015, 625 shares were available for future grants under the 2005 Plan. At June 30, 2015, options to purchase 120,000 shares were outstanding under the 2005 Directors Plan at exercise prices ranging from $2.41 to $5.42 with a vesting period over three years. At June 30, 2015, options to purchase 67,500 shares under the 2005 Directors Plan have been exercised and options to purchase 7,500 shares have been forfeited (of which none have been reissued). At June 30, 2015, there were 12,500 shares available for future grants under the 2005 Directors Plan.

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2015, options to purchase 345,423 shares were outstanding under the 2009 Plan at exercise prices ranging from $1.82 to $6.18 per share with a vesting period of four years.  At June 30, 2015, options to purchase 133,477 shares have been exercised and options to purchase 89,025 shares were forfeited under the 2009 Plan (of which options to purchase 67,925 shares have been reissued).  At June 30, 2015, there were 21,100 shares available for future grants under the 2009 Plan.  At June 30, 2015, options to purchase 138,750 shares were outstanding under the 2009 Directors Plan at exercise prices ranging from $2.41 to $6.71 with a vesting period of up to four years.  At June 30, 2015, options to purchase 26,250 shares have been exercised and options to purchase 30,000 shares were forfeited under the 2009 Directors Plan (of which none have been reissued).  At June 30, 2015, there were 35,000 shares available for future grants under the 2009 Directors Plan.

In December 2012, the Board of Directors and shareholders adopted the 2012 Employee Equity Incentive Plan (the “2012 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2012 Non-Employee Director Stock Option Plan (the “2012 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2015, options to purchase 442,750 shares were outstanding under the 2012 Plan at exercise prices ranging from $4.68 to $13.89 per share with a vesting period of four years. At June 30, 2015, options to purchase 8,750 shares have been exercised and options to purchase 7,000 shares were forfeited under the 2012 Plan (of which none have been reissued). At June 30, 2015, 48,500 shares were available for future grants under the 2012 Plan. At June 30, 2015, options to purchase 75,000 shares were outstanding under the 2012 Directors Plan at an exercise price of $13.20 per share with a vesting period of four years. At June 30, 2015, there were no options exercised and options to purchase 15,000 shares were forfeited under the 2012 Directors Plan (of which none have been reissued). At June 30, 2015, 125,000 shares were available for future grants under the 2012 Directors Plan.

In November 2014, the Board of Directors adopted and, in February 2015, the shareholders approved the 2014 Employee Equity Incentive Plan (the “2014 Plan”) covering an aggregate of 750,000 shares of common stock. At June 30, 2015, options to purchase 180,000 shares were outstanding under the 2014 Plan at prices ranging from $11.88 to $12.77 per share with a vesting period of up to four years. At June 30, 2015, there were no options exercised or forfeited under the 2014 Plan. At June 30, 2015, 570,000 shares were available for future grants under the 2014 Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of August 17, 2015, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent Of Class

Michael A. McManus, Jr.	836,942	(2)	10.2
Norman H. Pessin	631,399	(3)	8.2
Dimensional Fund Advisors LP	501,808		6.5
Stavros G. Vizigianakis	460,859	(4)	6.0
Dan Voic	176,243	(5)	2.3
Richard A. Zaremba	156,576	(6)	2.0
T. Guy Minetti	133,250	(7)	1.7
Charles Miner	73,750	(8)	*
John W. Gildea	71,250	(9)	*
Robert S. Ludecker	16,693	(10)	*
Joseph J. Brennan	-		*

All executive officers and Directors as a group (twelve people)	1,925,563	(11)	22.7

* Less than 1%

(1)

Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735.  Dimensional Fund Advisors LP has a principal business office at 1299 Ocean Avenue, Santa Monica, CA 90401.  Norman H. Pessin has a principal business office at 366 Madison Avenue, 14 th Floor, New York,

New York 10017.

(2)	Includes 485,925 shares which Mr. McManus has the right to acquire upon exercise of stock options which are currently exercisable.

(3)	Sandra F. Pessin, Mr. Pessin’s spouse, is listed as the beneficial owner of 94,025 of such shares in the statement on Schedule 13D filed by Mr. Pessin and Mrs. Pessin on November 15, 2013 with the SEC.

(4)	Includes 11,250 shares which Mr. Vizigianakis has the right to acquire upon exercise of stock options which are currently exercisable.

(5)	Includes 38,750 shares which Mr. Voic has the right to acquire upon exercise of stock options which are currently exercisable.

(6)	Includes 36,250 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are currently exercisable.

(7)	Includes 56,250 shares which Minetti has the right to acquire upon exercise of stock options which are currently exercisable.

(8)	Includes 71,250 shares which Dr. Miner has the right to acquire upon exercise of stock options which are currently exercisable.

(9)	Includes 56,250 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are currently exercisable.

(10)	Includes 13,750 shares which Mr. Ludecker has the right to acquire upon exercise of stock options which are currently exercisable.

(11)	Includes the shares indicated in notes (2), (4), (5), (6), (7), (8), (9) and (10).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Stavros G. Vizirgianakis was appointed to Misonix’s Board of Directors on May 7, 2013. During the fiscal year ended June 30, 2014, Mr. Vizirgianakis owned (i) a controlling interest in MD Solutions Australasia PTY Ltd. (“MD Solutions”) and (ii) an interest in Surgical Innovations (“SI”). MD Solutions is an independent distributor for the Company outside of the United States. Applied BioSurgical, a company formerly owned by Mr. Vizirgianakis’ father, is an independent distributor for the Company outside of the United States. SI purchased certain of the Company’s products from Applied BioSurgical during the fiscal year ended June 30, 2014. Mr. Vizirgianakis disposed of his interest in each of MD Solutions and SI during the fiscal year ended June 30, 2014.

Set forth below is a table showing the Company’s net sales and accounts receivable for the indicated time periods below with Applied BioSurgical and MD Solutions:

For the years ended June 30,

Applied Bio Surgical	2015	2014	2013

Sales	$540,185	$378,287	$489,592
Accounts receivable	294,683	147,585	130,123

MD Solutions Australasia PTY Ltd.	2015	2014	2013

Sales	$-	$120,118	$335,274
Accounts receivable	-	1,785	18,700

Director Independence

The Company is required to have a Board of Directors a majority of whom are “independent” as defined by the Corporate Governance Rules applicable to Nasdaq-listed companies and to disclose those Directors that the Board has determined to be independent. Based on such definition, the Board has determined that all directors other than Mr. McManus, who is an officer of the Company, and Stavros G. Vizigianakis are independent. See “Item 10. Directors, Executive Officers of the Registrant and Corporate Governance” and immediately above.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Grant Thornton LLP ("Grant Thornton") billed the Company $485,000 and $295,955 in the aggregate for services rendered for the audit of the Company's 2015 and 2014 fiscal years, respectively, and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2015 and 2014 fiscal years, respectively.

Audit-Related Fees:

Grant Thornton billed the Company $20,000 and $20,900 for audit-related services as defined by the SEC for the fiscal years ended June 30, 2015 and 2014, respectively.  The audit-related services were for the audits of the Company’s pension plan.

Tax Fees:

Grant Thornton did not render any tax related services, as defined by the SEC, to the Company for the fiscal years 2015 and 2014.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

	3.	Exhibits

	3 (a)	Restated Certificate of Incorporation of the Company. (1)

	3 (b)	By-laws of the Company. (2)

	10.1	Form of Indemnification Agreement. (3)

	10.2	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (4)

	10.3	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (4)

	10.4	1996 Non-Employee Director Stock Option Plan. (5)

	10.5	1996 Employee Incentive Stock Option Plan. (5)

	10.6	1998 Employee Stock Option Plan. (6)

	10.7	2001 Employee Stock Option Plan. (7)

	10.8	2005 Employee Equity Incentive Plan. (8)

	10.9	2005 Non-Employee Director Stock Option Plan. (8)

	10.10	2009 Employee Equity Incentive Plan. (9)

	10.11	2009 Non-Employee Director Stock Option Plan. (9)

10.12	Asset Purchase Agreement, dated as of May 28, 2010, among MISONIX, INC., MISONIX HIFU TECHNOLOGIES LIMITED, MISONIX LIMITED and USHIFU, LLC. (10)

10.13	Letter Agreement, dated November 14, 2011, by and between MISONIX, INC. and Richard A. Zaremba. (11)

10.14	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (12)

10.15	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (12)

10.16	Letter Agreement, dated May 7, 2013 by and between MISONIX, INC. and Stavros G. Vizirgianakis. (13)

10.17	2012 Employee Equity Incentive Plan. (14)

10.18	2012 Non-Employee Director Stock Option Plan. (14)

10.19	2014 Employee Equity Incentive Plan. (15)

10.20	Employment Agreement, dated May 22, 2015, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

10.21	Letter Agreement, dated as of May 22, 2015, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

10.22	Lease Modification Agreement, dated as of July 1, 2015, between Sanwood Realty and MISONIX, INC. (17)

14	Code of Ethics. (18)

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-165088).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 3, 2014.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(4)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(5)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(6)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166).

(8)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(9)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(10)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 4, 2010.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2011.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 13, 2012.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 10, 2013.

(14)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 4, 2012.

(15)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 3, 2015.

(16)	Incorporated by reference by the Company’s Current Report on Form 8-K filed on May 26, 2015.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 8, 2015.

(18)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the years ended June 30, 2015, June 30, 2014 and June 30, 2013

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

Date: August 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. McManus, Jr.	President, Chief Executive Officer and Director	August 20, 2015
Michael A. McManus, Jr.	(principal executive officer)

/s/ Richard A. Zaremba	Senior Vice President, Chief Financial Officer,	August 20, 2015
Richard A. Zaremba	Treasurer and Secretary
(principal financial and accounting officer)

/s/ T. Guy Minetti	Director	August 20, 2015
T. Guy Minetti

/s/ Patrick A. McBrayer	Director	August 20, 2015
Patrick A. Mc Brayer

/s/ John W. Gildea	Director	August 20, 2015
John W. Gildea

/s/ Charles Miner III	Director	August 20, 2015
Charles Miner III

/s/ Stavros G. Vizirgianakis	Director	August 20, 2015
Stavros G. Vizirgianakis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MISONIX, INC. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (collectively, the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index, appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 20, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Melville, New York

August 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MISONIX, Inc. and Subsidiaries

We have audited the internal control over financial reporting of MISONIX, INC. and Subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2015, and our report dated August 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Melville, New York

August 20, 2015

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$9,623,749	$7,039,938
Accounts receivable, less allowance for doubtful accounts of $126,868 and $136,868, respectively	4,481,247	3,759,152
Inventories, net	4,303,163	4,217,350
Prepaid expenses and other current assets	441,562	367,830
Deferred income tax - current	2,118,716	-
Total current assets	20,968,437	15,384,270

Property, plant and equipment, net of accumulated amortization and depreciation of $5,672,287 and $4,842,009, respectively	2,056,600	1,517,852
Goodwill	1,701,094	1,701,094
Intangible and other assets	954,405	924,653
Deferred income tax - long term	773,712	-
Total assets	$26,454,248	$19,527,869

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,147,414	$1,650,323
Accrued expenses and other current liabilities	1,532,094	1,457,250
Total current liabilities	2,679,508	3,107,573

Deferred lease liability	-	16,614
Deferred income	20,395	51,318
Total liabilities	2,699,903	3,175,505

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,869,095 and 7,412,096 shares issued and 7,744,113 and 7,334,536 shares outstanding, respectively	78,691	74,121
Additional paid-in capital	30,531,129	28,169,622
Accumulated deficit	(5,909,215)	(11,480,386)
Treasury stock, at cost, 124,982 and 77,560 shares, respectively	(946,260)	(410,993)
Total stockholders' equity	23,754,345	16,352,364
Total liabilities and stockholders' equity	$26,454,248	$19,527,869

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	June 30,
	2015	2014	2013

Net sales	$22,204,578	$17,060,435	$14,827,226
Cost of goods sold	7,280,276	5,933,867	7,427,247
Gross profit	14,924,302	11,126,568	7,399,979

Operating expenses:
Selling expenses	9,062,695	7,272,726	6,776,204
General and administrative expenses	5,983,623	4,691,055	4,446,489
Research and development expenses	1,592,923	1,711,751	1,496,058
Total operating expenses	16,639,241	13,675,532	12,718,751
Loss from operations	(1,714,939)	(2,548,964)	(5,318,772)

Other income (expense):
Interest income	75	69	75
Interest expense	-	-	(7)
Royalty income and license fees	4,256,321	3,725,436	2,511,655
Royalty expense	-	-	(13,361)
Other	(22,033)	(19,331)	(101,533)
Total other income	4,234,363	3,706,174	2,396,829

Income/(loss) from continuing operations before income taxes	2,519,424	1,157,210	(2,921,943)

Income tax (benefit)/expense	(2,784,632)	30,630	(75,196)

Net income/(loss) from continuing operations	5,304,056	1,126,580	(2,846,747)
Discontinued operations:
Income from discontinued operations net of tax expense of $1,127, $235 and $1,853, respectively	17,115	19,666	3,596
Gain from sale of discontinued operations net of tax expense of $0, $2,947 and $77,814, respectively	250,000	247,053	172,186
Net income from discontinued operations	267,115	266,719	175,782
Net income/(loss)	$5,571,171	$1,393,299	$(2,670,965)

Net income/(loss) per share from continuing operations - Basic	$0.70	$0.15	$(0.40)
Net income per share from discontinued operations - Basic	0.04	0.04	0.02
Net income/(loss) per share - Basic	$0.74	$0.19	$(0.38)

Net income/(loss) per share from continuing operations - Diluted	$0.66	$0.15	$(0.40)
Net income per share from discontinued operations - Diluted	0.03	0.04	0.02
Net income/(loss) per share - Diluted	$0.69	$0.19	$(0.38)

Weighted average shares - Basic	7,580,450	7,232,004	7,050,423
Weighted average shares - Diluted	8,094,119	7,467,592	7,050,423

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2015, 2014 and 2013

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2012	7,082,920	$70,829	(77,560)	$(410,993)	$26,132,951	$(10,202,720)	$15,590,067
Net loss/comprehensive loss	-	-	-	-	-	(2,670,965)	(2,670,965)
Proceeds from exercise of stock options	150,964	1,510	-	-	368,136	-	369,646
Stock-based compensation	-	-	-	-	488,472	-	488,472
Balance, June 30, 2013	7,233,884	$72,339	(77,560)	$(410,993)	$26,989,559	$(12,873,685)	$13,777,220
Net income/comprehensive income	-	-	-	-	-	1,393,299	1,393,299
Proceeds from exercise of stock options	178,212	1,782	-	-	483,178	-	484,960
Stock-based compensation	-	-	-	-	696,885	-	696,885
Balance, June 30, 2014	7,412,096	$74,121	(77,560)	$(410,993)	$28,169,622	$(11,480,386)	$16,352,364
Net income/comprehensive income	-	-	-	-	-	5,571,171	5,571,171
Proceeds from exercise of stock options	456,999	4,570	(47,422)	(535,267)	1,254,257	-	723,560
Stock-based compensation	-	-	-	-	1,107,250	-	1,107,250
Balance, June 30, 2015	7,869,095	$78,691	(124,982)	$(946,260)	$30,531,129	$(5,909,215)	$23,754,345

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	June 30,
	2015	2014	2013
Operating activities
Net income/(loss) from continuing operations	$5,304,056	$1,126,580	$(2,846,747)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) by continuing operating activities:
Depreciation and amortization and other non-cash items	1,439,972	978,468	785,437
Bad debt (recovery)/expense	(10,000)	(77,773)	58,902
Deferred income tax benefit	(2,892,428)	-	-
Stock-based compensation	1,107,250	696,885	488,472
Deferred income	(46,052)	(17,786)	(36,216)
Deferred lease liability	(16,614)	(7,197)	815
Changes in operating assets and liabilities:
Accounts receivable	(712,095)	(706,738)	124,541
Inventories	(1,259,986)	(1,033,624)	92,926
Prepaid expenses and other assets	(129,828)	106,741	40,488
Accounts payable, accrued expenses and other non-cash items	(412,936)	(382,219)	895,337
Net cash provided by/(used in) continuing operating activities	2,371,339	683,337	(396,045)

Investing activities
Acquisition of property, plant and equipment	(345,312)	(72,437)	(533,239)
Payments for assets acquisition	(328,136)	-	-
Additional patents	(104,755)	(129,078)	(82,722)
Net cash used in investing activities	(778,203)	(201,515)	(615,961)

Financing activities
Proceeds from exercise of stock options	723,560	484,960	369,646
Net cash provided by financing activities	723,560	484,960	369,646

Cash flows from discontinued operations
Net cash provided by/(used in) operating activities	17,115	16,719	(74,218)
Net cash provided by investing activities	250,000	250,000	250,000
Net cash provided by discontinued operations	267,115	266,719	175,782

Net increase/(decrease) in cash and cash equivalents	2,583,811	1,233,501	(466,578)
Cash and cash equivalents at beginning of period	7,039,938	5,806,437	6,273,015
Cash and cash equivalents at end of period	$9,623,749	$7,039,938	$5,806,437

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$7

Income taxes	$86,070	$26,954	$32,341

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

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

Organization and Business

Misonix is a surgical device company, operating in one business segment, that designs, manufactures and markets innovative therapeutic ultrasonic products worldwide for spine surgery, skull-based surgery, neurosurgery, wound debridement, cosmetic surgery, laparoscopic surgery and other surgical applications.

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	For the years ended June 30,
	2015	2014
United States	$10,797,920	$8,185,468
Australia	364,156	120,118
Europe	3,385,603	2,387,376
Asia	4,125,662	3,572,056
Canada and Mexico	836,188	779,833
South America	911,711	1,165,124
South Africa	540,185	378,287
Middle East	1,243,153	472,173
	$22,204,578	$17,060,435

	For the years ended June 30,
	2014	2013
United States	$8,185,468	$7,649,041
Australia	120,118	358,509
Europe	2,387,376	3,062,307
Asia	3,572,056	1,619,255
Canada and Mexico	779,833	516,088
South America	1,165,124	735,060
South Africa	378,287	489,756
Middle East	472,173	397,210
	$17,060,435	$14,827,226

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

Discontinued Operations

	For the years ended
	June 30,
	2015	2014	2013
Revenues	$18,242	$19,901	$19,901
Income from discontinued operations, before tax	$18,242	$19,901	$5,449
Gain on sale of discontinued operations	250,000	250,000	250,000
Income tax benefit/(expense)	(1,127)	(3,182)	(79,667)
Net income from discontinued operations, net of tax	$267,115	$266,719	$175,782

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to SonaCare Medical (“SonaCare”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received by SonaCare related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments due to Misonix will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through June 30, 2015 were $1,004,788. The gain on the sale has been recognized when received as the ultimate collectability of the amount due from SonaCare cannot be reasonably assured at this time.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains cash balances at various financial institutions. At June 30, 2015, these financial institutions held cash that was approximately $9,375,735 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

Included in sales from continuing operations are sales to Cicel (Beijing) Science and Tech Co. Ltd. (“Cicel”) of $2,974,086, $2,495,960 and $619,537, Covidien plc (“Covidien”) of $3,820, $5,226 and $110,437, and Aesculap, Inc. (“Aesculap”) of $497,581, $636,085 and $1,425,708 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Total royalties from Covidien related to their sales of the Company’s ultrasonic cutting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $4,162,000, $3,619,000 and $2,369,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Accounts receivable from Covidien royalties were approximately $1,012,000 and $892,000 at June 30, 2015 and 2014, respectively. Accounts receivable from Aesculap were approximately $1,000 and $121,000 and from Cicel were approximately $586,000 and $606,000 at June 30, 2015 and 2014, respectively. At June 30, 2015 and 2014, the Company’s accounts receivable with customers outside the United States were approximately $1,805,000 and $1,332,000, respectively, none of which is over 90 days. The Company sells its BoneScalpel, SonaStar and SonicOne Wound Cleansing and Debridement System through direct sales persons and agents in the United States and through distributors outside the United States.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company's policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and make adjustments if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. See Note 4.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

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

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment was deemed to exist in fiscal 2015, 2014 or 2013.

Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. We primarily utilize a discontinued cashflow model in determining the fair value which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2015 and 2014 as of June 30th each year. No impairment of goodwill was deemed to exist in fiscal 2015, 2014 or 2013.

Intangible and Other Assets

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $566,028 and $611,355 at June 30, 2015 and 2014, respectively. Accumulated amortization totaled $791,551 and $641,469 at June 30, 2015 and 2014, respectively. Amortization expense for the years ended June 30, 2015, 2014 and 2013 was approximately $150,000, $83,000 and $75,000, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

Net customer relationships are amortized over 5 years and reported in intangible and other assets and totaled $40,000 and $200,000 at June 30, 2015 and June 30, 2014, respectively. Accumulated amortization amounted to $760,000 at June 30, 2015 and $600,000 at June 30, 2014. Amortization expense for the fiscal years ended June 30, 2015, 2014 and 2013 was $160,000, respectively.

Net reacquired contractual rights from Aesculap reported in intangible and other assets totaled $178,983 at June 30, 2015 and $0 at June 30, 2014. Accumulated amortization amounted to $149,153 at June 30, 2015 and $0 at June 30, 2014. Amortization expense for the fiscal years ended June 30, 2015, 2014 and 2013 was $149,153, $0 and $0, respectively.

The following is a schedule of estimated future amortization expense as of June 30, 2015:

		Customer	Reacquired
	Patents	Relationships	Contractual Rights
2016	$85,636	$40,000	$178,983
2017	80,540	-	-
2018	77,960	-	-
2019	70,353	-	-
2020	47,425	-	-
Thereafter	204,114	-	-
	$566,028	$40,000	$178,983

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

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

The number of weighted average common shares used in the calculation of Basic EPS and Diluted EPS were as follows:

	For the years ended
	June 30,
	2015	2014	2013
Basic shares	7,580,450	7,232,004	7,050,423
Dilutive effect of stock options	513,669	235,588	-
Diluted shares	8,094,119	7,467,592	7,050,423

Excluded from the calculation to Diluted EPS are options to purchase 257,000 shares of common stock for twelve months ended June 30, 2015. In addition, excluded from the calculation of Diluted EPS are options to purchase 312,630 shares of common stock for the twelve months ended June 30, 2014. The excluded shares are any shares in which the average stock price for the year ended June 30, 2015 is less than the exercise price of the outstanding options in the period in which the Company has net income. Diluted EPS for the twelve months ended June 30, 2013 presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculations of Diluted EPS for the twelve months ended June 30, 2013 are outstanding options to purchase 1,729,991 shares.

Comprehensive Income/(Loss)

Total comprehensive income/(loss) was $5,571,171 for the fiscal year ended June 30, 2015, $1,393,299 for the fiscal year ended June 30, 2014 and ($2,670,965) for the fiscal year ended June 30, 2013.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed in the period the advertising first takes place. The Company incurred approximately $155,000, $100,000 and $141,000 in advertising costs during the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

Shipping and Handling

Shipping and handling fees for the fiscal years ended June 30, 2015, 2014 and 2013 were approximately $62,000, $75,000 and $47,000, respectively, and are reported as a component of net sales. Shipping and handling costs for the fiscal years ended June 30, 2015, 2014 and 2013 were approximately $87,000, $85,000 and $101,000, respectively, and are reported as a component of selling expenses.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized.  The standard requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. This pronouncement has been officially deferred for one year.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

	June 30, 2015		June 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$9,623,749	$9,623,749	$7,039,938	$7,039,938
Trade accounts receivable	4,481,247	4,481,247	3,759,152	3,759,152
Trade accounts payable	1,147,414	1,147,414	1,650,323	1,650,323

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

3. Inventories

Inventories are summarized as follows:

	June 30,	June 30,
	2015	2014
Raw material	$2,096,443	$1,820,046
Work-in-process	660,267	410,827
Finished goods	2,536,699	3,337,568
	5,293,409	5,568,441
Less valuation reserve	990,246	1,351,091
	$4,303,163	$4,217,350

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2015	2014
Machinery and equipment	$1,998,574	$1,887,309
Furniture and fixtures	1,287,070	1,234,104
Automobiles	22,328	22,328
Leasehold improvements	476,501	445,879
Demonstration and consignment inventory	3,944,414	2,770,241
	7,728,887	6,359,861
Less: accumulated depreciation and amortization	(5,672,287)	(4,842,009)
	$2,056,600	$1,517,852

Depreciation and amortization of property, plant and equipment totaled approximately $981,000, $732,000 and $550,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

5. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,	June 30,
	2015	2014
Accrued payroll and vacation	$507,172	$460,341
Accrued bonuses	300,000	250,000
Accrued commissions	321,440	340,462
Accrued professional and legal fees	97,880	85,832
Income tax payable	71,302	29,506
Deferred income	40,911	102,453
Other	$193,389	$188,656
	$1,532,094	$1,457,250

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

6. Leases

Misonix has entered into several noncancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2019. The principal building lease provides for a monthly rental of approximately $26,000. The Company also leases certain office equipment and automobiles under operating leases expiring through fiscal 2018.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at June 30, 2015:

Operating
Leases
2016	$347,038
2017	343,580
2018	331,847
Total minimum lease payments	$1,022,465

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $375,000, $392,000 and $387,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

7. Stock-Based Compensation Plans

Stock options are granted with exercise prices not less than the fair market value of our common stock, par value $.01 per share (“Common Stock”), at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the "Committee") not to exceed 10 years. The Committee determines the vesting period for the Company's stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the fiscal years ended June 30, 2015, 2014 and 2013, the Company granted options to purchase 549,000, 324,000 and 357,000 shares of Common Stock, respectively.

Compensation expense is recognized in the general and administrative expenses line item of the Company's consolidated statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2015 and 2014. As of June 30, 2015, there was approximately $3,583,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.8 years.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

Shares may be acquired by various methods. They may be acquired by (a) cash or by certified check, (b) with previously acquired shares of Common Stock having an aggregate fair market value, on the date of exercise, equal to the aggregate exercise price of all options being exercised (provided that such shares were not acquired less than six (6) months prior to such exercise date), (c) by surrendering options to acquire shares of Common Stock in exchange for the number of shares of Common Stock equal to the product of the number of shares of Common Stock as to which the option is being exercised multiplied by a fraction, the numerator of which is the fair market value of the Common Stock less the exercise price of the options and the denominator of which is such fair market value. Cash in the amount of $723,560 was received from the exercise of stock options for the twelve months ended June 30, 2015. The Company received 47,422 shares of previously acquired Common Stock as payment for option exercises for the twelve months ended June 30, 2015. The acquired shares are held and accounted for as treasury stock. Total options, exercised by either cash or through surrender of previously owned shares, were 579,463. The total number of options forfeited for the twelve months ended June 30, 2015 was 47,250 options, representing the unvested portion upon termination of employment. Options expiring at the end of the option term totaled 28,000 for the twelve months ended June 30, 2015.

The weighted average fair value at date of grant for options granted during the fiscal years ended June 30, 2015, 2014 and 2013 was $5.70, $3.95 and $3.04 per share, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2015	2014	2013
Risk-free interest rates	1.6%	3.0%	2.5%
Expected option life in years	6.5	6.5	6.5
Expected stock price volatility	61.13%	76.09%	75.15%
Expected dividend yield	0%	0%	0%

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

In March 1996, the Board of Directors adopted and, in February 1997, the shareholders approved the 1996 Employee Incentive Stock Option Plan covering an aggregate of 450,000 shares of Common Stock (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Directors Plan") covering an aggregate of 1,125,000 shares of Common Stock. At June 30, 2015, options to purchase 1,000 shares were outstanding under the 1996 Plan at an exercise price of $7.60 per share all of which are currently vested and options to acquire 15,000 shares were outstanding under the 1996 Directors Plan at an exercise price of $7.60 per share all of which are currently vested. At June 30, 2015, options to purchase 178,295 shares under the 1996 Plan have been exercised and options to purchase 422,650 shares have been forfeited (of which options to purchase 151,945 shares have been reissued).  As of June 30, 2015, there were no shares available for future grants. At June 30, 2015, options to purchase 913,500 shares under the 1996 Directors Plan have been exercised and options to purchase 130,000 shares have been forfeited (of which none have been reissued). As of June 30, 2015, there were no shares available for future grants.

In October 1998, the Board of Directors adopted and, in January 1999, the shareholders approved the 1998 Employee Stock Option Plan (the "1998 Plan") covering an aggregate of 500,000 shares of Common Stock. At June 30, 2015, options to purchase 6,000 shares were outstanding under the 1998 Plan at an exercise price of $7.60 per share all of which are currently vested. At June 30, 2015, options to purchase 81,598 shares under the 1998 Plan have been exercised and options to purchase 477,677 shares under the 1998 Plan have been forfeited (of which options to purchase 65,275 shares have been reissued). At June 30, 2015, there were no shares available for future grants.

In October 2000, the Board of Directors adopted and, in February 2001, the shareholders approved the 2001 Employee Stock Option Plan (the "2001 Plan") covering an aggregate of 1,000,000 shares of Common Stock. At June 30, 2015, options to purchase 9,968 shares were outstanding under the 2001 Plan at exercise prices ranging from $1.82 to $5.82 per share with a vesting period of one to four years. At June 30, 2015, options to purchase 375,318 shares under the 2001 Plan have been exercised and options to purchase 865,975 shares under the 2001 Plan have been forfeited (options to purchase 251,261 shares have been reissued). At June 30, 2015, there were no shares available for future grants.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

In September 2005, the Board of Directors adopted and, in December 2005, the shareholders approved, the 2005 Employee Equity Incentive Plan (the "2005 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2005 Non-Employee Director Stock Option Plan (the "2005 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2015, options to purchase 223,725 shares were outstanding under the 2005 Plan at exercise prices ranging from $.85 to $6.18 per share with a vesting period of four years. At June 30, 2015 options to purchase 275,650 shares have been exercised under the 2005 Plan and options to purchase 47,750 shares have been forfeited (of which options to purchase 47,125 shares have been reissued). At June 30, 2015, 625 shares were available for future grants under the 2005 Plan. At June 30, 2015, options to purchase 120,000 shares were outstanding under the 2005 Directors Plan at exercise prices ranging from $2.41 to $5.42 with a vesting period over three years. At June 30, 2015, options to purchase 67,500 shares under the 2005 Directors Plan have been exercised and options to purchase 7,500 shares have been forfeited (of which none have been reissued). At June 30, 2015, there were 12,500 shares available for future grants under the 2005 Directors Plan.

In December 2009, the Board of Directors and shareholders adopted the 2009 Employee Equity Incentive Plan (the "2009 Plan") covering an aggregate of 500,000 shares of Common Stock and the 2009 Non-Employee Director Stock Option Plan (the "2009 Directors Plan") covering an aggregate of 200,000 shares of Common Stock. At June 30, 2015, options to purchase 345,423 shares were outstanding under the 2009 Plan at exercise prices ranging from $1.82 to $6.18 per share with a vesting period of four years.  At June 30, 2015, options to purchase 133,477 shares have been exercised and options to purchase 89,025 shares were forfeited under the 2009 Plan (of which options to purchase 67,925 shares have been reissued).  At June 30, 2015, there were 21,100 shares available for future grants under the 2009 Plan.  At June 30, 2015, options to purchase 138,750 shares were outstanding under the 2009 Directors Plan at exercise prices ranging from $2.41 to $6.71 with a vesting period of up to four years.  At June 30, 2015, options to purchase 26,250 shares have been exercised and options to purchase 30,000 shares were forfeited under the 2009 Directors Plan (of which none have been reissued).  At June 30, 2015, there were 35,000 shares available for future grants under the 2009 Directors Plan.

In December 2012, the Board of Directors and shareholders adopted the 2012 Employee Equity Incentive Plan (the “2012 Plan”) covering an aggregate of 500,000 shares of Common Stock and the 2012 Non-Employee Director Stock Option Plan (the “2012 Directors Plan”) covering an aggregate of 200,000 shares of Common Stock. At June 30, 2015, options to purchase 442,750 shares were outstanding under the 2012 Plan at exercise prices ranging from $4.68 to $13.89 per share with a vesting period of four years. At June 30, 2015, options to purchase 8,750 shares have been exercised and options to purchase 7,000 shares were forfeited under the 2012 Plan (of which none have been reissued). At June 30, 2015, 48,500 shares were available for future grants under the 2012 Plan. At June 30, 2015, options to purchase 75,000 shares were outstanding under the 2012 Directors Plan at an exercise price of $13.20 per share with a vesting period of four years. At June 30, 2015, there were no options exercised and options to purchase 15,000 shares were forfeited under the 2012 Directors Plan (of which none have been reissued). At June 30, 2015, 125,000 shares were available for future grants under the 2012 Directors Plan.

In November 2014, the Board of Directors adopted and, in February 2015, the shareholders approved the 2014 Employee Equity Incentive Plan (the “2014 Plan”) covering an aggregate of 750,000 shares of Common Stock. At June 30, 2015, options to purchase 180,000 shares were outstanding under the 2014 Plan at prices ranging from $11.88 to $12.77 per share with a vesting period of up to four years. At June 30, 2015, there were no options exercised or forfeited under the 2014 Plan. At June 30, 2015, 570,000 shares were available for future grants under the 2014 Plan.

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

The following table summarizes information about stock option activity during 2015, 2014 and 2013:

	Options
			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	Years	Value

Outstanding as of June 30, 2014	1,663,329	$3.88
Granted	549,000	10.11
Exercised	(579,463)	4.11		$1,592,472
Forfeited	(47,250)	7.70
Expired	(28,000)	8.00
Outstanding as of June 30, 2015	1,557,616	$5.80	6.4	$6,553,821
Vested and exercisable at June 30, 2015	620,256	$3.19	5.0	$3,911,604

Outstanding as of June 30, 2013	1,729,991	$3.65
Granted	324,000	4.94
Exercised	(178,212)	2.72		$341,479
Forfeited	(50,250)	4.31
Expired	(162,200)	4.67
Outstanding as of June 30, 2014	1,663,329	$3.88	5.2	$4,879,106
Vested and exercisable at June 30, 2014	967,056	$3.81	4.3	$2,937,802

Outstanding as of June 30, 2012	1,820,930	$3.60
Granted	357,500	3.83
Exercised	(150,964)	2.45		$86,972
Forfeited	(95,775)	2.41
Expired	(201,700)	5.10
Outstanding as of June 30, 2013	1,729,991	$3.65	5.4	$2,937,132
Vested and exercisable at June 30, 2013	1,104,817	$3.97	3.6	$1,554,007

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

The following table summarizes information about stock options outstanding at June 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Number	(Yrs.)	Price	Number	Price
$0.85-2.96	605,386	5.5	$2.39	455,051	$2.28
$3.45-4.68	220,850	6.4	$4.66	44,975	$4.56
$5.42-13.89	731,380	7.4	$8.96	120,230	$6.14
	1,557,616	6.4	$5.80	620,256	$3.19

As of June 30, 2015, 2014 and 2013, 1,557,616, 1,663,329 and 1,729,991 shares are reserved for issuance under outstanding options and 812,725, 564,475 and 854,725 shares are reserved for the granting of additional options, respectively.  All outstanding options expire between September 2015 and May 2025 and vest over periods of up to four years.

The total number of unvested options as of June 30, 2015 are 937,361 shares at a fair value using our Black-Scholes valuation method of $3,583,407.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

8. Commitments and Contingencies

Employment Agreement

On May 22, 2015, the Employment Agreement, dated July 1, 2014, by and between Michael A. McManus, Jr. and the Company was mutually terminated and replaced by a new Employment Agreement whereby Mr. McManus will continue to serve as the Company's President and Chief Executive Officer (the "McManus Agreement"). The McManus Agreement, effective as of May 22, 2015, has an initial term expiring June 30, 2017 and renews for successive one-year periods thereafter unless terminated by either party not less than ninety (90) days prior to the end of the then-current term. The McManus Agreement provides for an annual base salary of (i) $299,000 through June 30, 2015 and (ii) $325,000 commencing July 1, 2015, and an annual bonus based on Mr. McManus' achievement of annual goals and objectives as determined by the Compensation Committee of the Company's Board of Directors. Mr. McManus also received a one-time grant of options to purchase 100,000 shares of Common Stock at an exercise price of $11.88 per share (the “McManus Options”). The McManus Options vest in their entirety on June 30, 2017.

Mr. McManus is entitled under the McManus Agreement to participate in any plans and programs made available to the executive employees of the Company generally.

The Company can terminate the McManus Agreement for cause (as defined in the McManus Agreement). Mr. McManus can terminate the McManus Agreement for good reason (as defined in the McManus Agreement). If Mr. McManus terminates the McManus Agreement for good reason, the Company must (i) pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid him at any time during the aggregate time he has been employed by the Company, payable in a lump sum within sixty days of termination of employment, and (ii) pay premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months.

Mr. McManus is entitled to severance pay and benefits if he terminates his employment with the Company following a Change in Control (as defined in the McManus Agreement), to provide him with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes shareholder value. Severance pay and benefits are triggered upon (i) his Involuntary Termination without Cause (as defined in the McManus Agreement) for a reason other than death or Disability (as defined in the McManus Agreement) or (ii) as a result of a Constructive Termination (as defined in the McManus Agreement) which in either case occurs: (x) during the period not to exceed twenty-four (24) months after the effective date of a Change in Control, or (y) before the effective date of a Change in Control, but after the first date on which the Board of Directors and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of a Change in Control.

In the event that pay and benefits are so triggered, Mr. McManus (A) is entitled to receive severance pay in an amount equal to two (2) times the sum of (a) his annual base pay and (b) bonus at the highest rate paid him for any fiscal year during the aggregate period of his employment by the Company, payable in cash in a lump sum; the payment of premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months; (B) has the right, for a period of (i) ninety (90) days for stock options granted under any of the Company's Employee Stock Option Plans adopted prior to 2005 and (ii) two (2) years for stock options granted under the Company's 2005 Employee Equity Incentive Plan, 2009 Employee Equity Incentive Plan, 2014 Employee Equity Incentive Plan and any Plan adopted after the effective date of the McManus Agreement, following his Termination Date (as defined in the McManus Agreement) to exercise the options to the extent such options are otherwise vested and exercisable as of the Termination Date under the terms of the applicable stock option McManus Agreement(s) and plan(s); and (C) will vest in all unvested stock option grants with respect to options granted after July 1, 2012.

Mr. McManus has also agreed in the McManus Agreement to an eighteen month post-termination covenant not-to-compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

The Company and Mr. McManus had previously entered into two letter agreements (the "Letter Agreements") providing for the exercise of vested options by Mr. McManus (i) for a ninety (90) day period after his retirement with respect to stock options granted under certain of the Company's stock option plans and (ii) for two (2) years after Mr. McManus terminates his employment with the Company in the event of a Change-in-Control (as defined in the applicable stock option plans) and he is eligible for the severance benefits provided for by the McManus Agreement. The Company and Mr. McManus have entered into a letter agreement which makes clear that the terms and conditions of the Letter Agreements continue to be in full force and effect and apply to the McManus Agreement.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

Purchase Commitments

As of June 30, 2015, 2014 and 2013, the Company had purchase and inventory commitments totaling $2,982,198, $2,300,949 and $1,510,566, respectively.

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

During the fiscal fourth quarter 2013, the Company sent a notice to terminate the Distribution Agreement due to management’s belief that the products subject to the Distribution Agreement were non-conforming. Puricore disputed the Company’s ability to terminate the Distribution Agreement. On October 11, 2013, the Company and Puricore mutually terminated the Distribution Agreement and signed a Settlement Agreement resolving all issues without the payment of any monies by either party. A reversal of the previously accrued and unpaid contractual minimum gross profit requirement in the amount of $439,508 was made through cost of goods sold in the quarter ended December 31, 2013 as a result of the Settlement Agreement. There are no further commitments to Puricore.

9. Related Party Transactions

Stavros G. Vizirgianakis was appointed to Misonix’s Board of Directors on May 7, 2013. During the fiscal year ended June 30, 2014, Mr. Vizirgianakis owned (i) a controlling interest in MD Solutions Australasia PTY Ltd. (“MD Solutions”) and (ii) an interest in Surgical Innovations (“SI”). MD Solutions is an independent distributor for the Company outside of the United States. Applied BioSurgical, a company formerly owned by Mr. Vizirgianakis’ father, was an independent distributor for the Company outside of the United States. SI purchased certain of the Company’s products from Applied BioSurgical during the fiscal year ended June 30, 2014. Mr. Vizirgianakis disposed of his interest in each of MD Solutions and SI during the fiscal year ended June 30, 2014.

Set forth below is a table showing the Company’s net sales and accounts receivable for the indicated time periods below with Applied BioSurgical and MD Solutions:

For the years ended June 30,

Applied Bio Surgical	2015	2014	2013

Sales	$540,185	$378,287	$489,592
Accounts receivable	294,683	147,585	130,123

MD Solutions Australasia PTY Ltd.	2015	2014	2013

Sales	$-	$120,118	$335,274
Accounts receivable	-	1,785	18,700

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

10. Income Taxes

Open tax years related to federal and state income tax filings are for the years ended June 30, 2012, 2013, 2014 and 2015. The Company’s net operating loss carryforwards from closed years can be adjusted by the tax authorities when they are utilized in an open year. The Company files state tax returns in California, New York and Texas. The Company's foreign subsidiaries, Misonix Ltd. and Misonix Urology Services Limited (formerly, UKHIFU Limited), filed tax returns in the United Kingdom. Open years related to the United Kingdom for filing are June 30, 2013, 2014 and 2015. As of June 30, 2015 and 2014, the Company has no material unrecognized tax benefits and no accrued interest and penalties.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2015	2014	2013

Deferred tax assets - current
Bad debt reserves	44,697	47,227	56,842
Inventory	490,789	612,420	611,272
Accruals and allowances	13,796	13,512	13,504
License fee and other income	7,886	31,428	59,602
Net operating loss carryforwards	1,561,548	-	-
Other	-	24,031	22,512
	2,118,716	728,618	763,732
Valuation allowance	-	(728,618)	(763,732)
Net deferred tax assets - current	2,118,716	-	-

Deferred tax assets - non-current
Net operating loss carryforwards	628,730	4,636,476	5,235,264
Tax credits	842,739	702,776	534,163
Stock based compensation	161,580	225,925	225,793
Deferred gain - HIFU and Labcaire	163,610	196,773	203,946
Depreciation	167,597	-	-
Other	12,709	-	-
	1,976,965	5,761,950	6,199,166
Valuation allowance	(628,730)	(5,403,529)	(5,899,270)
	1,348,235	358,421	299,896
Deferred tax (liabilities) - non-current
Amortization	(574,523)	(358,421)	(299,896)
Net deferred tax assets - non-current	773,712	-	-

Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets. As of the year ended June 30, 2015, the Company reduced the valuation allowance by $5,503,417. The change in the valuation allowance includes a $1,499,297 write-off of deferred tax assets against its corresponding valuation allowance. The write-off primarily pertains to the loss in tax benefit for net operating losses subject to limitations under federal tax law that preclude its utilization. In addition, during the fourth quarter of fiscal 2015, based on our consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the past three years and our positive outlook for taxable income in the future, the Company reevaluated its deferred tax asset. Based upon the guidance under ASC 740, we concluded that it was more likely than not that the Company would realize the benefit of such deferred tax assets. The portion of the valuation allowance release attributable to income in future years resulted in the recognition of a tax benefit of $2,892,000 in continuing operations in the fourth quarter of fiscal 2015. The deferred tax asset will be realized against future income tax expense that would be payable in the absence of the net operating loss carryforward. The Company still maintains a full valuation allowance on foreign net operating losses.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

As of June 30, 2015, the Company had approximately $4,498,000 of U.S. federal net operating loss carryforwards which expire in tax years between 2031 and 2033. The Company has approximately $672,000 of research and development tax credits carryforwards which expire in the tax years between 2026 and 2035.  In addition, the Company has approximately $170,000 of alternative minimum tax credit which has an indefinite carryforward period.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year ended June 30,
	2015	2014	2013
Current:
Federal	$59,686	$24,613	$(79,667)
State	44,361	6,017	4,471
Total current	104,047	30,630	(75,196)

Deferred:
Federal	(2,845,039)	-	-
State	(43,640)	-	-
Total deferred	(2,888,679)	-	-
	$(2,784,632)	$30,630	$(75,196)

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2015	2014	2013
Tax at federal statutory rates	$856,604	$393,451	$(993,461)
State income taxes, net of federal benefit	29,278	3,971	2,951
Research credit	(70,401)	(140,044)	(58,777)
Stock-based compensation	303,398	236,941	166,080
Valuation allowance	(3,914,045)	(486,106)	782,808
Travel and entertainment	21,508	21,587	24,860
Other	(10,974)	830	343
	$(2,784,632)	$30,630	$(75,196)

11. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement (the "USS License") with United States Surgical (now, Medtronic plc) for a twenty-year period, expiring October 2016, covering the further development and commercial exploitation of the Company's medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery.

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License), plus royalties based upon net sales of AutoSonix products. Total royalties from sales of this device were approximately $4,162,000, $3,619,000 and $2,369,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

12. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) for all full time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $17,500 or $23,000 if the employee was over 50 years of age for the year ended June 30, 2015. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $46,636, $38,320 and $38,510 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

13. Quarterly Results (unaudited)

	FISCAL 2015
	Q1	Q2	Q3	Q4	YEAR
Net sales	$4,539,337	$5,601,008	$5,314,797	$6,749,436	$22,204,578
Cost of goods sold	1,586,105	1,767,175	1,670,359	2,256,637	7,280,276
Gross profit	2,953,232	3,833,833	3,644,438	4,492,799	14,924,302

Operating expenses:
Selling expenses	2,019,286	2,085,174	2,465,803	2,492,432	9,062,695
General and administrative expenses	1,246,078	1,534,784	1,583,399	1,619,362	5,983,623
Research and development expenses	437,591	324,301	407,773	423,258	1,592,923
Total operating expenses	3,702,955	3,944,259	4,456,975	4,535,052	16,639,241
Loss from operations	(749,723)	(110,426)	(812,537)	(42,253)	(1,714,939)

Other income/(expense):
Interest income	25	19	12	19	75
Royalty income and license fees	1,147,951	1,044,941	1,032,027	1,031,402	4,256,321
Other	(5,679)	(4,847)	(6,452)	(5,055)	(22,033)
Total other income	1,142,297	1,040,113	1,025,587	1,026,366	4,234,363

Income from continuing operations before income taxes	392,574	929,687	213,050	984,113	2,519,424

Income tax expense/(benefit)	14,352	33,465	8,406	(2,840,855)	(2,784,632)

Net income from continuing operations	$378,222	$896,222	$204,644	$3,824,968	$5,304,056

Discontinued operations:
Net income from discontinued operations net of income tax expense/(benefit) of $0,$0, $5,280 and ($4,153), respectively	4,975	4,975	249,696	7,469	267,115
Net income from discontinued operations	4,975	4,975	249,696	7,469	267,115

Net income	$383,197	$901,197	$454,340	$3,832,437	$5,571,171

Net income per share from continuing operations - Basic	$0.05	$0.12	$0.03	$0.50	$0.70

Net income per share from discontinued operations - Basic	0.00	0.00	0.03	0.00	0.04

Net income per share - Basic	$0.05	$0.12	$0.06	$0.50	$0.74

Net income per share from continuing operations - Diluted	$0.05	$0.11	$0.02	$0.46	$0.66

Net income per share from discontinued operations - Diluted	0.00	0.00	0.03	0.00	0.03

Net income per share - Diluted	$0.05	$0.11	$0.05	$0.46	$0.69

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

	FISCAL 2014
	Q1	Q2		Q3	Q4	YEAR
Net sales	$3,075,584	$4,122,059		$4,284,645	$5,578,147	$17,060,435
Cost of goods sold	1,345,330	1,229,409	A	1,431,766	1,927,362	5,933,867
Gross profit	1,730,254	2,892,650		2,852,879	3,650,785	11,126,568

Operating expenses:
Selling expenses	1,828,830	1,683,699		1,913,795	1,846,402	7,272,726
General and administrative expenses	1,221,315	1,120,926		1,176,047	1,172,767	4,691,055
Research and development expenses	472,888	435,019		406,466	397,378	1,711,751
Total operating expenses	3,523,033	3,239,644		3,496,308	3,416,547	13,675,532
(Loss)/income from operations	(1,792,779)	(346,994)		(643,429)	234,238	(2,548,964)

Other income/(expense):
Interest income	19	19		18	13	69
Royalty income and license fees	912,794	809,392		830,702	1,172,548	3,725,436
Other	(6,261)	(5,304)		(5,121)	(2,645)	(19,331)
Total other income	906,552	804,107		825,599	1,169,916	3,706,174

(Loss)/income from continuing operations before income taxes	(886,227)	457,113		182,170	1,404,154	1,157,210

Income tax expense	2,750	2,750		8,376	16,754	30,630

Net (loss)/income from continuing operations	$(888,977)	$454,363		$173,794	$1,387,400	$1,126,580

Discontinued operations:
Net income from discontinued operations net of income tax expense of $0, $0, $0 and $3,182, respectively	4,975	4,975		254,976	1,793	266,719
Net income from discontinued operations	4,975	4,975		254,976	1,793	266,719

Net (loss)/income	$(884,002)	$459,338		$428,770	$1,389,193	$1,393,299

Net (loss)/income per share from continuing operations - Basic	$(0.12)	$0.06		$0.02	$0.19	$0.15

Net income per share from discontinued operations - Basic	0.00	0.00		0.04	0.00	0.04

Net (loss)/income per share - Basic	$(0.12)	$0.06		$0.06	$0.19	$0.19

Net (loss)/income per share from continuing operations - Diluted	$(0.12)	$0.06		$0.02	$0.18	$0.15

Net income per share from discontinued operations - Diluted	0.00	0.00		0.03	0.00	0.04

Net (loss)/income per share - Diluted	$(0.12)	$0.06		$0.05	$0.18	$0.19

A. Includes the reversal of $439,508 of previously accrued and unpaid contractual minimum gross profit requirement pursuant to a signed Settlement Agreement.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

	FISCAL 2013
	Q1	Q2	Q3	Q4		YEAR
Net sales	$4,570,525	$3,474,231	$3,023,487	$3,758,983		$14,827,226
Cost of goods sold	1,843,899	1,626,965	1,482,329	2,474,054	B	7,427,247
Gross profit	2,726,626	1,847,266	1,541,158	1,284,929		7,399,979

Operating expenses:
Selling expenses	1,458,564	1,545,585	1,764,718	2,007,337		6,776,204
General and administrative expenses	1,042,332	1,092,726	1,155,613	1,155,818		4,446,489
Research and development expenses	397,131	366,257	379,901	352,769		1,496,058
Total operating expenses	2,898,027	3,004,568	3,300,232	3,515,924		12,718,751
Loss from operations	(171,401)	(1,157,302)	(1,759,074)	(2,230,995)		(5,318,772)

Other income/(expense):
Interest income	13	25	18	19		75
Interest expense	-	-	-	(7)		(7)
Royalty income and license fees	222,679	522,385	1,025,153	741,438		2,511,655
Royalty(expense)/recovery	(3,698)	(1,415)	(182)	(8,066)		(13,361)
Other	(7,577)	(18,608)	(25,378)	(49,970)		(101,533)
Total other income	211,417	502,387	999,611	683,414		2,396,829

Income/(loss) from continuing operations before income taxes	40,016	(654,915)	(759,463)	(1,547,581)		(2,921,943)

Income tax expense/(benefit)	1,500	2,329	(59,126)	(19,899)		(75,196)

Net income/(loss) from continuing operations	$38,516	$(657,244)	$(700,337)	$(1,527,682)		$(2,846,747)

Discontinued operations:
Net income/(loss) from discontinued operations net of income tax expense/(benefit) of $0, $0, $82,968 and $(3,301), respectively	6,318	3,475	172,007	(6,018)		175,782
Net income/(loss) from discontinued operations	6,318	3,475	172,007	(6,018)		175,782

Net income/(loss)	$44,834	$(653,769)	$(528,330)	$(1,533,700)		$(2,670,965)

Net income/(loss) per share from continuing operations - Basic	$0.01	$(0.09)	$(0.10)	$(0.22)		$(0.40)

Net income per share from discontinued operations - Basic	-	-	0.02	-		0.02

Net income/(loss) per share - Basic	$0.01	$(0.09)	$(0.08)	$(0.22)		$(0.38)

Net income/(loss) per share from continuing operations - Diluted	$0.01	$(0.09)	$(0.10)	$(0.22)		$(0.40)

Net income per share from discontinued operations - Diluted	-	-	0.02	-		0.02

Net income/(loss) per share - Diluted	$0.01	$(0.09)	$(0.08)	$(0.22)		$(0.38)

B. Includes additional inventory reserves of $835,000.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015, 2014 and 2013

Schedule II

		Column C
	Column B	Additions			Column E
	Balance at	charged			Balance at
Column A	beginning	to cost and	Column D		end of
Description	of period	expenses	(Deductions)		period

Allowance for doubtful accounts:
Year ended June 30:

2015	$136,868	$(10,000)	$-		$126,868

2014	$214,641	$(39,811)	$(37,962	)(A)	$136,868

2013	$155,739	$60,000	$(1,098	)(A)	$214,641

(A)	Reduction in allowance for doubtful accounts due to write off of certain accounts receivable balances.

		Column C
	Column B	Additions			Column E
	Balance at	charged			Balance at
Column A	beginning	to cost and	Column D		end of
Description	of period	expenses	(Deductions)		period

Reserve for obsolescence
Year ended June 30:

2015	$1,337,586	$87,041	$(436,856	)(B)	$987,771

2014	$1,349,526	$107,289	$(119,229	)(B)	$1,337,586

2013	$443,328	$916,198	$-		$1,349,526

(B)	Reduction in reserve for obsolescence due to the write off of obsolete items.

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document