Form 10-Q
period 2015-09-30
MISONIX INC
filed 2015-11-05
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	November 5, 2015
Common Stock, $.01 par value	7,787,285

MISONIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$9,745,481	$9,623,749

Accounts receivable, less allowance for doubtful accounts of $126,868, respectively	3,703,433	4,481,247
Inventories, net	4,811,226	4,303,163
Prepaid expenses and other current assets	338,188	441,562
Deferred income tax - current	2,274,716	2,118,716
Total current assets	20,873,044	20,968,437

Property, plant and equipment, net of accumulated amortization and depreciation of
$5,975,424 and $5,672,287, respectively	2,163,567	2,056,600
Patents, net of accumulated amortization of $814,620 and $791,551, respectively	564,255	566,028
Goodwill	1,701,094	1,701,094
Intangible and other assets	279,383	388,377
Deferred income tax - long term	766,712	773,712
Total assets	$26,348,055	$26,454,248

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,143,051	$1,147,414
Accrued expenses and other current liabilities	1,218,611	1,532,094
Total current liabilities	2,361,662	2,679,508

Deferred lease liability	2,316	-
Deferred income	12,673	20,395
Total liabilities	2,376,651	2,699,903

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,888,884 and 7,869,095
shares issued and 7,763,902 and 7,744,113 shares outstanding, respectively	78,889	78,691
Additional paid-in capital	30,967,730	30,531,129
Accumulated deficit	(6,128,955)	(5,909,215)
Treasury stock, at cost, 124,982 shares, respectively	(946,260)	(946,260)
Total stockholders' equity	23,971,404	23,754,345
Total liabilities and stockholders' equity	$26,348,055	$26,454,248

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	September 30,
	2015	2014

Net sales	$5,250,985	$4,539,337
Cost of goods sold	1,769,565	1,586,105
Gross profit	3,481,420	2,953,232

Operating expenses:
Selling expenses	2,636,601	2,019,286
General and administrative expenses	1,821,352	1,246,078
Research and development expenses	393,375	437,591
Total operating expenses	4,851,328	3,702,955
Loss from operations	(1,369,908)	(749,723)

Other income (expense):
Interest income	19	25
Royalty income and license fees	988,170	1,147,951
Other	(6,021)	(5,679)
Total other income	982,168	1,142,297

(Loss)/income from continuing operations before income taxes	(387,740)	392,574

Income tax (benefit)/expense	(168,000)	14,352

Net (loss)/income from continuing operations	(219,740)	378,222
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	-	4,975
Net income from discontinued operations	-	4,975
Net (loss)/income	$(219,740)	$383,197

Net (loss)/income per share from continuing operations - Basic	$(0.03)	$0.05
Net income per share from discontinued operations - Basic	-	-
Net (loss)/income per share - Basic	$(0.03)	$0.05

Net (loss)/income per share from continuing operations - Diluted	$(0.03)	$0.05
Net income per share from discontinued operations - Diluted	-	-
Net (loss)/income per share - Diluted	$(0.03)	$0.05

Weighted average shares - Basic	7,748,509	7,361,555
Weighted average shares - Diluted	7,748,509	7,644,434

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the three months ended September 30, 2015

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2015	7,869,095	$78,691	(124,982)	$(946,260)	$30,531,129	$(5,909,215)	$23,754,345
Net (loss)/comprehensive (loss)	-	-	-	-	-	(219,740)	(219,740)
Proceeds from exercise of stock options	19,789	198	-	-	135,858	-	136,056
Stock-based compensation	-	-	-	-	300,743	-	300,743
Balance, September 30, 2015	7,888,884	$78,889	(124,982)	$(946,260)	$30,967,730	$(6,128,955)	$23,971,404

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	September 30,
	2015	2014
Operating activities
Net (loss)/income from continuing operations	$(219,740)	$378,222
Adjustments to reconcile net (loss)/income to net cash provided by continuing operating activities:
Depreciation and amortization and other non-cash items	457,309	324,188
Bad debt expense	-	10,000
Deferred income tax benefit	(149,000)	-
Stock-based compensation	300,743	213,996
Deferred income	(12,268)	(15,592)
Deferred lease liability	2,316	(4,153)
Changes in operating assets and liabilities:
Accounts receivable	788,807	443,407
Inventories	(834,580)	(517,286)
Prepaid expenses and other assets	82,876	76,271
Accounts payable, accrued expenses and other non-cash items	(324,293)	(361,821)
Net cash provided by continuing operating activities	92,170	547,232

Investing activities
Acquisition of property, plant and equipment	(85,198)	(35,323)
Additional patents	(21,296)	(28,778)
Net cash used in investing activities	(106,494)	(64,101)

Financing activities
Proceeds from exercise of stock options	136,056	69,825
Net cash provided by financing activities	136,056	69,825

Cash flows from discontinued operations
Net cash provided by operating activities	-	4,975
Net cash provided by discontinued operations	-	4,975

Net increase in cash and cash equivalents	121,732	557,931
Cash and cash equivalents at beginning of period	9,623,749	7,039,938
Cash and cash equivalents at end of period	$9,745,481	$7,597,869

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$76,725	$35,794

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2015 (“2015 Annual Report”) of MISONIX, INC. (“Misonix” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2015 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to June 30, 2015.

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

Organization and Business

Misonix is a surgical device company that designs, manufactures and markets innovative therapeutic ultrasonic products worldwide for spine surgery, skull-based surgery, neurosurgery, wound and burn debridement, cosmetic surgery, laparoscopic surgery and other surgical applications.

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through independent representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended ended September 30,
	2015	2014
United States	$3,068,071	$2,145,381
Australia	79,745	123,448
Europe	649,687	613,505
Asia	537,734	894,257
Canada and Mexico	241,700	137,720
South America	256,860	325,242
South Africa	79,985	86,587
Middle East	337,203	213,197
	$5,250,985	$4,539,337

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

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC, now SonaCare, Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received from Sonicare’s sales of the (i) prostate product in Europe and (ii) kidney and liver products around the world related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through September 30, 2015 were $1,004,788.

Results of Discontinued Operations

	For the three months ended
	September 30,
	2015	2014
Revenues	$-	$4,975
Income from discontinued operations, before tax	$-	$4,975
Gain on sale of discontinued operations	-	-
Income tax benefit/(expense)	-	-
Net income from discontinued operations, net of tax	$-	$4,975

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

2. Loss/Income Per Share of Common Stock

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the three months ended
	September 30,
	2015	2014
Basic shares	7,748,509	7,361,555
Dilutive effect of stock options	-	282,879
Diluted shares	7,748,509	7,644,434

Excluded from the calculations of diluted EPS are options to purchase 302,000 shares of common stock for the three months ended September 30, 2014, as the exercise price exceeded the average market prices during the period.

Diluted EPS for the three months ended September 30, 2015 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,764,229 shares of common stock for the three months ended September 30, 2015.

3. Comprehensive (Loss)/Income

Total comprehensive (loss)/income was $(219,740) and $428,770 for the three months ended September 30, 2015 and 2014, respectively. There are no components of comprehensive income other than net income for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria and upon a change in control. During the three month periods ended September 30, 2015 and 2014, the Company granted options to purchase 230,000 and 277,000 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the three month periods ended September 30, 2015 and 2014 was approximately $301,000 and $214,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of September 30, 2015, there was approximately $3,795,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 3.0 years.

Cash in the amount of $136,056 was received from the exercise of stock options for the three months ended September 30, 2015. Total options exercised, by either cash or through surrender of previously owned shares, were 19,789. There were no options forfeited, expired or acquired in any other method for the three months ended September 30, 2015.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The fair values of the options granted during the three months ended September 30, 2015 and 2014 were primarily estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the three months ended
	September 30,
	2015	2014
Risk-free interest rate	1.48%	1.32%
Expected option life in years	5.0	6.5
Expected stock price volatility	60.04%	75.0%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$4.73	$5.95

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

Changes in outstanding stock options during the three months ended September 30, 2015 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2015	1,557,616	5.80
Granted	230,000	9.43
Exercised	(23,387)	7.44		$89,710
Forfeited	-
Expired	-
Outstanding as of September 30, 2015	1,764,229	6.25	7.2	$8,376,193
Exercisable and vested at September 30, 2015	822,154	3.48	6.2	$5,956,818
Available for grant as of September 30, 2015	569,600

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 30, 2015 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the three months ended September 30, 2015, the Company recorded an income tax benefit from continuing operations of $168,000.

For the three months ended September 30, 2015 and 2014, the effective rate of 43.3% and 3.7%, respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company, as of June 30, 2015, reversed the valuation allowance against its deferred tax assets based on our consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the past three years and our positive outlook for taxable income for the future. The results of the first quarter fiscal 2016 do not alter the strong positive evidence. As a result, the Company recorded an income tax benefit for the first fiscal quarter 2016 at the annual projected rate of 43.3%.

As of September 30, 2015 and June 30, 2015, the Company has no material unrecognized tax benefits or accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	September 30,	June 30,
	2015	2014
Raw material	$2,294,520	$2,096,443
Work-in-process	781,804	660,267
Finished goods	2,766,541	2,536,699
	5,842,865	5,293,409
Less valuation reserve	1,031,639	990,246
	$4,811,226	$4,303,163

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2015	2015
Accrued payroll and vacation	$507,620	$507,172
Accrued bonuses	100,000	300,000
Accrued commissions	316,000	321,440
Accrued professional and legal fees	83,048	97,880
Income tax payable	-	71,302
Deferred income	36,365	40,911
Other	175,578	193,389
	$1,218,611	$1,532,094

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2015 and June 30, 2015:

September 30, 2015	Carrying Amount	Fair Value
Cash and cash equivalents	$9,745,481	$9,745,481
Trade accounts receivable	3,703,433	3,703,433
Trade accounts payable	1,143,051	1,143,051

June 30, 2015	Carrying Amount	Fair Value
Cash and cash equivalents	$9,623,749	$9,623,749
Trade accounts receivable	4,481,247	4,481,247
Trade accounts payable	1,147,414	1,147,414

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 30, 2015, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company determined that there were no indicators that the recorded goodwill was impaired as of September 30, 2015 which required further testing.

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

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $564,255 and $566,028 at September 30, 2015 and June 30, 2015, respectively. Accumulated amortization totaled $814,620 and $791,551 at September 30, 2015 and June 30, 2015, respectively. Amortization expense for the three month periods ended September 30, 2015 and 2014 was approximately $23,000 and $79,000, respectively.

Net customer relationships reported in intangible and other assets totaled $0 and $40,000 at September 30, 2015 and June 30, 2015, respectively. Accumulated amortization amounted to $800,000 at September 30, 2015 and $760,000 at June 30, 2015. Amortization expense for the three months ended September 30, 2015 and 2014 was $40,000.

Net reacquired contractual rights from Aesculap reported in intangible and other assets totaled $89,492 at September 30, 2015 and $178,983 at June 30, 2015. Accumulated amortization amounted to $238,644 at September 30, 2015 and $149,153 at June 30, 2015. Amortization expense for the three months ended September 30, 2015 and 2014 was $89,492 and $0, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following is a schedule of estimated future amortization expense as of September 30, 2015:

		Reacquired
	Patents	Contractual Rights
2016	$64,487	$89,492
2017	82,844	-
2018	80,264	-
2019	72,657	-
2020	49,729	-
Thereafter	214,274	-
	$564,255	$89,492

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new revenue recognition standard as amended provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2019 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In July 2015, the FASB issued ASU Inventory (Topic 330). The amendments in this update are effective for fiscal years beginning after December 2016. The adoption of Inventory Update (Topic 330) will not have a material impact on the Company’s consolidated financial statements.

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

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License or 20 years), plus royalties based upon net sales of AutoSonix products. Total royalties from sales of this device were approximately $968,000 and $1,121,000 for the three months ended September 30, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2015, for the fiscal year ended June 30, 2015 (“2015 Form 10-K”). Item 7 of the 2015 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 30, 2015.

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

Three months ended September 30, 2015 and 2014

Net sales: Net sales increased 15.7% or $711,648 to $5,250,985 for the three months ended September 30, 2015 from $4,539,337 for the three months ended September 30, 2014. The increase is due to higher BoneScalpel® sales of $653,168, higher SonicOne® sales of $258,251, higher Lithotripsy sales of $3,201 and higher other sales of $605, partially offset by lower SonaStar® sales of $99,698, lower Lysonix sales of $50,586 and lower service sales of $53,293. There were 18 BoneScalpel units consigned in the United States during the three months period ended September 30, 2015 and 2014, respectively.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended September 30, 2015 and 2014:

	Three months ended ended September 30,
	2015	2014
BoneScalpel	$2,860,089	$2,206,921
SonicOne	858,938	600,687
SonaStar	1,423,826	1,523,524
Other	108,132	208,205
	$5,250,985	$4,539,337

	Three months ended ended September 30,
	2015	2014
United States	$3,068,071	$2,145,381
Australia	79,745	123,448
Europe	649,687	613,505
Asia	537,734	894,257
Canada and Mexico	241,700	137,720
South America	256,860	325,242
South Africa	79,985	86,587
Middle East	337,203	213,197
	$5,250,985	$4,539,337

Gross profit: Gross profit increased to 66.3% for the three months ended September 30, 2015 from 65.1% for the three months ended September 30, 2014. The increase is primarily related to higher sales volume as well as a favorable product mix of higher margin product deliveries.

Selling expenses: Selling expenses increased $617,315 to $2,636,601 for the three months ended September 30, 2015 from $2,019,286 for the three months ended September 30, 2014. The increase is due to higher salary expense of $229,110 due to increased head count, higher sales commissions expenses of $138,285, higher travel expenses of $106,086, higher depreciation expenses of $97,603 due to the increase in total BoneScalpel units consigned, higher advertising expenses of $54,879 and higher other expenses of $4,694, partially offset by lower consulting expenses of $13,342.

General and administrative expenses: General and administrative expenses increased $575,274 to $1,821,352 for the three months ended September 30, 2015 from $1,246,078 for the three months September 30, 2014. The increase is due to higher accounting expenses of $319,955 due to the fact that Misonix is an accelerated filer which required our outside auditors to issue an opinion on our internal controls, higher non-cash compensation expenses due to the issuance of stock options of $86,747, higher insurance expenses of $79,069 due to higher insured values as compared to the prior year, higher salary expenses of $58,808, and higher consulting expenses of $32,807, partially offset by lower other expenses of $2,049.

Research and development expenses: Research and development expenses decreased $44,216 to $393,575 for the three months ended September 30, 2015 from $437,591 for the three months ended September 30, 2014. The decrease is due to lower amortization expenses of $67,241, partially offset by higher salary expenses of $22,358 and other higher expenses of $667.

Other income (expense): Other income for the three months ended September 30, 2015 was $982,168 as compared to $1,142,297 for the three months ended September 30, 2014. The decrease is primarily due to lower royalty income of $166,448 from Covidien, plc.

Income taxes: For the three months ended September 30, 2015, the Company recorded an effective tax rate of (3.2%) compared to 0.3% for the three months ended September 30, 2014.  The Company as of June 30, 2015 reversed the valuation allowance against its deferred tax assets based upon the strong positive evidence of strong future income. The results of the first fiscal quarter 2016 do not alter the strong positive evidence. As a result the Company recorded an income tax benefit for the first fiscal quarter 2016 at the annual projected tax rate of 43.3%.

Discontinued Operations

See Note 1 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report for a description of the discontinued operations. The following summarizes the results of the discontinued operations:

	For the three months ended
	September 30,
	2015	2014
Revenues	$-	$4,975
Income from discontinued operations, before tax	$-	$4,975
Gain on sale of discontinued operations	-	-
Income tax benefit/(expense)	-	-
Net income from discontinued operations, net of tax	$-	$4,975

Liquidity and Capital Resources

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash.  At September 30, 2015 we had $9,745,481 in cash and no long term debt. We have been generating cash flow from operations. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures.  In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, and divestiture of current business lines as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.

Working capital at September 30, 2015 and June 30, 2015 was approximately $18,511,000 and $18,289,000, respectively.  For the three months ended September 30, 2015, cash provided by operations totaled $92,170, primarily related to lower pre-paid expenses.  For the three months ended September 30, 2015, cash used in investing activities was $106,494 and is related to the acquisition of additional fixed assets and patent filings. For the three months ended September 30, 2015, cash provided by financing activities was $136,056 from the exercise of stock options.  For the three months ended September 30, 2015, cash provided by discontinued operations was $0.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A.  Risk Factors” section of our 2015 Form 10-K. There have been no material changes from the risk factors disclosed in that Form 10-K.

Item 6. Exhibits.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Scheme Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2015

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard A. Zaremba
Richard A. Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

