Form 10-Q
period 2015-12-31
MISONIX INC
filed 2016-02-09
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	February 8, 2016
Common Stock, $.01 par value	7,789,385

MISONIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$9,557,755	$9,623,749

Accounts receivable, less allowance for doubtful accounts of $126,868, respectively	4,079,093	4,481,247
Inventories, net	5,409,980	4,303,163
Prepaid expenses and other current assets	326,354	441,562
Deferred income tax - current	-	2,118,716
Total current assets	19,373,182	20,968,437

Property, plant and equipment, net of accumulated amortization and depreciation of $6,259,868 and $5,672,287, respectively	2,488,751	2,056,600
Patents, net of accumulated amortization of $838,357 and $791,551, respectively	565,426	566,028
Goodwill	1,701,094	1,701,094
Intangible and other assets	218,340	388,377
Deferred income tax - long term	3,103,428	773,712
Total assets	$27,450,221	$26,454,248

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,512,523	$1,147,414
Accrued expenses and other current liabilities	1,320,158	1,532,094
Total current liabilities	2,832,681	2,679,508

Deferred lease liability	4,631	-
Deferred income	26,972	20,395
Total liabilities	2,864,284	2,699,903

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,927,634 and 7,869,095 shares issued and 7,788,785 and 7,744,113 shares outstanding, respectively	79,276	78,691
Additional paid-in capital	31,560,384	30,531,129
Accumulated deficit	(5,954,371)	(5,909,215)
Treasury stock, at cost, 138,849 and 124,982 shares, respectively	(1,099,352)	(946,260)
Total stockholders' equity	24,585,937	23,754,345
Total liabilities and stockholders' equity	$27,450,221	$26,454,248

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the six months ended
	December 31,
	2015	2014

Net sales	$11,290,340	$10,140,345
Cost of goods sold	3,713,666	3,353,280
Gross profit	7,576,674	6,787,065

Operating expenses:
Selling expenses	5,519,536	4,104,460
General and administrative expenses	3,663,112	2,780,862
Research and development expenses	741,324	761,892
Total operating expenses	9,923,972	7,647,214
Loss from operations	(2,347,298)	(860,149)

Other income (expense):
Interest income	44	44
Royalty income and license fees	2,006,532	2,192,892
Other	(11,434)	(10,526)
Total other income	1,995,142	2,182,410

(Loss)/income from continuing operations before income taxes	(352,156)	1,322,261

Income tax (benefit)/expense	(307,000)	47,817

Net (loss)/income from continuing operations	(45,156)	1,274,444
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	-	9,950
Net income from discontinued operations	-	9,950
Net (loss)/income	$(45,156)	$1,284,394

Net (loss)/income per share from continuing operations - Basic	$(0.01)	$0.17
Net income per share from discontinued operations - Basic	-	-
Net (loss)/income per share - Basic	$(0.01)	$0.17

Net (loss)/income per share from continuing operations - Diluted	$(0.01)	$0.16
Net income per share from discontinued operations - Diluted	-	-
Net (loss)/income per share - Diluted	$(0.01)	$0.16

Weighted average shares - Basic	7,764,644	7,464,194
Weighted average shares - Diluted	7,764,644	7,907,627

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	December 31,
	2015	2014

Net sales	$6,039,355	$5,601,008
Cost of goods sold	1,944,101	1,767,175
Gross profit	4,095,254	3,833,833

Operating expenses:
Selling expenses	2,882,935	2,085,174
General and administrative expenses	1,841,760	1,534,784
Research and development expenses	347,949	324,301
Total operating expenses	5,072,644	3,944,259
Loss from operations	(977,390)	(110,426)

Other income (expense):
Interest income	25	19
Royalty income and license fees	1,018,362	1,044,941
Other	(5,413)	(4,847)
Total other income	1,012,974	1,040,113

Income from continuing operations before income taxes	35,584	929,687

Income tax (benefit)/expense	(139,000)	33,465

Net income from continuing operations	174,584	896,222
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	-	4,975
Net income from discontinued operations	-	4,975
Net income	$174,584	$901,197

Net income per share from continuing operations - Basic	$0.02	$0.12
Net income per share from discontinued operations - Basic	-	-
Net income per share - Basic	$0.02	$0.12

Net income per share from continuing operations - Diluted	$0.02	$0.11
Net income per share from discontinued operations - Diluted	-	-
Net income per share - Diluted	$0.02	$0.11

Weighted average shares - Basic	7,780,778	7,567,442
Weighted average shares - Diluted	8,081,602	8,170,821

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

For the six months ended December 31, 2015

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2015	7,869,095	$78,691	(124,982)	$(946,260)	$30,531,129	$(5,909,215)	$23,754,345
Net (loss)/comprehensive (loss)	-	-	-	-	-	(45,156)	(45,156)
Proceeds from exercise of stock options	58,539	585	(13,867)	(153,092)	300,262	-	147,755
Stock-based compensation	-	-	-	-	728,993	-	728,993
Balance, December 31, 2015	7,927,634	$79,276	(138,849)	$(1,099,352)	$31,560,384	$(5,954,371)	$24,585,937

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	December 31,
	2015	2014
Operating activities
Net (loss)/income from continuing operations	$(45,156)	$1,274,444
Adjustments to reconcile net (loss)/income to net cash provided by continuing operating activities:
Depreciation and amortization and other non-cash items	903,420	621,949
Bad debt expense	-	10,000
Deferred income tax benefit	(211,000)	-
Stock-based compensation	728,993	483,585
Deferred income	(8,583)	(31,788)
Deferred lease liability	4,631	(8,307)
Changes in operating assets and liabilities:
Accounts receivable	402,154	174,144
Inventories	(1,848,313)	(476,052)
Prepaid expenses and other assets	66,261	164,453
Accounts payable, accrued expenses and other non-cash items	168,333	(828,924)
Net cash provided by continuing operating activities	160,740	1,383,504

Investing activities
Acquisition of property, plant and equipment	(328,285)	(185,360)
Additional patents	(46,204)	(80,384)
Net cash used in investing activities	(374,489)	(265,744)

Financing activities
Proceeds from exercise of stock options	147,755	127,976
Net cash provided by financing activities	147,755	127,976

Cash flows from discontinued operations
Net cash provided by operating activities	-	9,950
Net cash provided by discontinued operations	-	9,950

Net (decrease)/increase in cash and cash equivalents	(65,994)	1,255,686
Cash and cash equivalents at beginning of period	9,623,749	7,039,938
Cash and cash equivalents at end of period	$9,557,755	$8,295,624

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$131,325	$40,170

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2015 (“2015 Annual Report”) of MISONIX, INC. (“Misonix” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2015 Annual Report. As of December 31, 2015 the Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)”. The amendments in the ASU change the criteria for the classification of deferred income taxes and requires all deferred tax assets and liabilities to be classified as long term. The resulting reclassification of deferred tax assets and liabilities are presented in the current period; prior periods will be shown as reported. The effect is totally on the balance sheet. For the period ended June 30, 2015, the effect would be a reduction in current assets of $2,118,716 and a corresponding increase in non-current assets in the same amount. Working capital would also decrease by $2,118,716 to $16,170,213. There have been no other changes in the Company’s significant accounting policies subsequent to June 30, 2015.

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through independent representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended December 31,		Six months ended ended December 31,
	2015	2014	2015	2014
United States	$3,202,041	$2,956,698	$6,270,111	$5,102,079
Australia	40,788	27,915	120,533	151,363
Europe	821,596	1,110,385	1,471,283	1,723,890
Asia	1,030,859	848,346	1,568,593	1,742,603
Canada and Mexico	169,848	103,496	411,548	241,216
South America	218,690	193,966	475,551	519,208
South Africa	55,980	94,029	135,965	180,616
Middle East	499,553	266,173	836,756	479,370
	$6,039,355	$5,601,008	$11,290,340	$10,140,345

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

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC, now SonaCare Medical, LLC(“SonaCare”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received from SonaCare’s sales of the (i) prostate product in Europe and (ii) kidney and liver products around the world related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through December 31, 2015 were $1,004,788.

Results of Discontinued Operations

	For the three months ended		For the six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues	$-	$4,975	$-	$9,950
Income from discontinued operations, before tax	$-	$4,975	$-	$9,950
Gain on sale of discontinued operations	-	-	-	-
Income tax benefit/(expense)	-	-	-	-
Net income from discontinued operations, net of tax	$-	$4,975	$-	$9,950

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2015	2014	2015	2014
Basic shares	7,764,644	7,464,194	7,780,778	7,567,442
Dilutive effect of stock options	-	443,433	300,824	603,379
Diluted shares	7,764,644	7,907,627	8,081,602	8,170,821

Excluded from the calculations of diluted EPS are options to purchase 257,000 shares of common stock for the three months ended December 31, 2015 and 2,000 shares for the three months and six months ended December 31, 2014, as the exercise price exceeded the average market prices during the period.

Diluted EPS for the six months ended December 31, 2015 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,725,479 shares of common stock for the six months ended December 31, 2015.

3. Comprehensive (Loss)/Income

Total comprehensive (loss)/income was $(45,156) and $1,284,394 for the six months ended December 31, 2015 and 2014, respectively. Total comprehensive income was $174,584 and $901,197 for the three months ended December 31, 2015 and 2014, respectively. There are no components of comprehensive income other than net income for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria and upon a change in control. During the six month periods ended December 31, 2015 and 2014, the Company granted options to purchase 230,000 and 279,000 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the six month periods ended December 31, 2015 and 2014 was approximately $729,000 and $484,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of December 31, 2015, there was approximately $3,776,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 2.6 years.

Shares may be acquired by various methods. They may be acquired by (a) cash or certified check, (b) with previously acquired shares of common stock having an aggregate fair market value, on the date of exercise, equal to the aggregate exercise price of all options being exercised (provided that such shares were not acquired less than six (6) months prior to such exercise date), (c) by surrendering options to acquire shares of common stock in in exchange for the number of shares of common stock equal to the product of the number of shares of common stock as to which the options is being exercised multiplied by a fraction, the numerator of which is the fair market value of the common stock less the exercise price of the option and the denominator of which is such fair market value. Cash in the amount of $147,755 was received from the exercise of stock options for the six months ended December 31, 2015. The Company received 13,867 shares of previously acquired common stock as payment for options exercised for the six months ended December 31, 2015. The acquired shares are held and accounted for as treasury stock. Total options, exercised by either cash or through surrender of previously owned shares, were 62,137. There were no options forfeited or expired for the six months ended December 31, 2015.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The fair values of the options granted during the three months ended December 31, 2015 and 2014 were primarily estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the six months ended
	December 31,
	2015	2014
Risk-free interest rate	1.3%	1.3%
Expected option life in years	4.0	6.5
Expected stock price volatility	54.23%	75.05%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$4.01	$5.90

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

Changes in outstanding stock options during the six months ended December 31, 2015 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2015	1,557,616	5.80
Granted	230,000	9.43
Exercised	(62,137)	5.45		$219,882
Forfeited	-
Expired	-
Outstanding as of December 31, 2015	1,725,479	6.29	7.0	$6,182,116
Exercisable and vested at December 31, 2015	811,729		5.9	$4,758,812
Available for grant as of December 31, 2015	569,600

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at December 31, 2015 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the six months ended December 31, 2015, the Company recorded an income tax benefit from continuing operations of $307,000. For the six months ended December 31, 2015 and 2014, the effective rate of 87.2% and 3.6%, respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company as of June 30, 2015 reversed the valuation allowance against its deferred tax assets based on its consideration of all available positive and negative evidence including achieving cumulative profitable operation performance over the past three years and a positive outlook for taxable income for the future. The results of the first half of fiscal 2016 do not alter the strong positive evidence. As a result the Company recorded an income tax benefit for the first half of fiscal 2016 at the annual projected tax rate of 87.2%.

As of December 31, 2015 and June 30, 2015, the Company has no material unrecognized tax benefits or accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2015	2015
Raw material	$2,752,326	$2,096,443
Work-in-process	684,143	660,267
Finished goods	3,028,806	2,536,699
	6,465,275	5,293,409
Less valuation reserve	1,055,295	990,246
	$5,409,980	$4,303,163

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2015	2015
Accrued payroll and vacation	$490,654	$507,172
Accrued bonuses	200,000	300,000
Accrued commissions	321,000	321,440
Accrued professional and legal fees	102,380	97,880
Income tax payable	-	71,302
Deferred income	25,751	40,911
Other	180,373	193,389
	$1,320,158	$1,532,094

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2015 and June 30, 2015:

December 31, 2015	Carrying Amount	Fair Value
Cash and cash equivalents	$9,557,757	$9,557,757
Trade accounts receivable	4,079,093	4,079,093
Trade accounts payable	1,512,523	1,512,523

June 30, 2015	Carrying Amount	Fair Value
Cash and cash equivalents	$9,623,749	$9,623,749
Trade accounts receivable	4,481,247	4,481,247
Trade accounts payable	1,147,414	1,147,414

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 31, 2015, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company determined that there were no indicators that the recorded goodwill was impaired as of December 31, 2015 which required further testing.

On February 1, 2015, the Company entered into an agreement with Aesculap, Inc. (“Aesculap”) to buy back certain accounts that were protected under the termination agreement entered into by Misonix and Aesculap on December 31, 2012 (the “Termination Agreement”). The Termination Agreement allowed Aesculap to continue to sell and service key accounts which were defined as accounts maintaining a specified revenue level on average over a three year term which expired on December 31, 2015. The buy back amount total was $328,136 and one half was paid on February 1, 2015 and the balance was paid on March 1, 2015. The total buy back amount includes $28,867 worth of units that will be for customer use and is expected to be fully utilized. The buy back has been recorded as reacquired contractual rights in intangible and other assets and has been amortized over the period through December 31, 2015.

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $565,426 and $566,028 at December 31, 2015 and June 30, 2015, respectively. Accumulated amortization totaled $838,357 and $791,551 at December 31, 2015 and June 30, 2015, respectively. Amortization expense for the three month periods ended December 31, 2015 and 2014 was approximately $24,000 and $26,000, respectively.  Amortization expenses for the six month periods ended December 31, 2015 and 2014 was approximately $47,000 and $105,000, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Net customer relationships reported in intangible and other assets totaled $0 and $40,000 at December 31, 2015 and June 30, 2015, respectively. Accumulated amortization amounted to $800,000 at December 31, 2015 and $760,000 at June 30, 2015. Amortization expense for the three months ended December 31, 2015 and 2014 was $0 and $40,000, respectively.  Amortization expense for the six month period ended December 31, 2015 and 2014 was approximately $40,000 and $80,000, respectively.

Net reacquired contractual rights from Aesculap reported in intangible and other assets totaled $0 at December 31, 2015 and $178,983 at June 30, 2015. Accumulated amortization amounted to $328,136 at December 31, 2015 and $149,153 at June 30, 2015. Amortization expense for the three months ended December 31, 2015 and 2014 was $89,492 and $0, respectively. Amortization for the six month period ended December 31, 2015 and 2014 was approximately $178,983 and $0, respectively.

The following is a schedule of estimated future amortization expense as of December 31, 2015:

Patents
2016	$45,791
2017	87,042
2018	82,813
2019	74,506
2020	51,077
Thereafter	224,197
$565,426

11. Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205)” and “Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU are effective in the first quarter of 2015. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard as amended provides a five-step analysis to determine when and how revenue is recognized.  The standard requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2019 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In July 2015, the FASB issued ASU “Inventory (Topic 330).” The amendments in this update are effective for fiscal years beginning after December 2016. The adoption of Inventory (Topic 330) will not have a material impact on the Company’s consolidated financial statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In November 2015, FASB issued ASU 2015-17 “Balance Sheet Classification of deferred Taxes (Topic740)”. The amendments in this ASU require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The amendments in this update have no effect on entities that do not present a classified statement of financial position. The Company adopted ASU 2015-17 as of December 31, 2015 on a prospective basis. This means that the balance sheet for the period ended June 30, 2015 will be shown as previously reported. The effect is totally on the balance sheet and resulted in a reduction in current assets of $2,118,716 and a corresponding increase in noncurrent assets for the period ended June 30, 2015. In addition, working capital would have decreased by $2,118,716, to $16,170,213 for the period ended June 30, 2015.

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

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License or 20 years), plus royalties based upon net sales of AutoSonix products. Total royalties from sales of this device were approximately $1,979,000 and $2,140,000 for the six months ended December 31, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2015, for the fiscal year ended June 30, 2015 (“2015 Form 10-K”). Item 7 of the 2015 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of December 31, 2015.

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

Six months ended December 31, 2015 and 2014

Net sales: Net sales increased 11.3% or $1,149,995 to $11,290,340 for the six months ended December 31, 2015 from $10,140,345 for the six months ended December 31, 2014. The increase is due to higher BoneScalpel® sales of $885,225, higher SonicOne OR® and higher SonicOne® sales of $311,817 and higher SonaStar® sales of $65,748, partially offset by lower other sales of $112,795. There were 48 BoneScalpel units consigned in the United States during the six month period ended December 31, 2015 as compared to 37 units consigned for the six month period ended December 31, 2014. There were 23 SonicOne OR units consigned in the United States during the six month period ended December 31, 2015 as compared to 15 units consigned for the six month period ended December 31, 2014.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the six months ended December 31, 2015 and 2014:

	Six months ended ended December 31,
	2015	2014	Variance
BoneScalpel	$6,070,963	$5,185,738	$885,225
SonicOne OR	1,392,052	780,616	611,436
SonicOne	360,606	660,225	(299,619)
SonaStar	3,285,979	3,220,231	65,748
Other	180,740	293,535	(112,795)
	$11,290,340	$10,140,345	$1,149,995

	Six months ended ended December 31,
	2015	2014
United States	$6,270,111	$5,102,079
Australia	120,533	151,363
Europe	1,471,283	1,723,890
Asia	1,568,593	1,742,603
Canada and Mexico	411,548	241,216
South America	475,551	519,208
South Africa	135,965	180,616
Middle East	836,756	479,370
	$11,290,340	$10,140,345

Gross profit: Gross profit increased to 67.1% for the six months ended December 31, 2015 from 66.9% for the six months ended December 31, 2014. The increase is primarily related higher sales volume as well as a favorable product mix of higher margin product deliveries.

Selling expenses: Selling expenses increased $1,415,076 to $5,519,536 for the six months ended December 31, 2015 from $4,104,460 for the six months ended December 31, 2014. The increase is due to higher sales commission expenses expense of $429,467, higher salary expenses of $374,256 due to increased headcount, higher depreciation expense of $196,552 due to the increase in consigned units, higher advertising expense of $202,986, higher travel expense of $172,055, higher employee welfare expenses of $71,081 and higher other expenses of $1,434, partially offset by lower consulting expenses of $32,755.

General and administrative expenses: General and administrative expenses increased $882,250 to $3,663,112 for the six months ended December 31, 2015 from $2,780,862 for the six months December 31, 2014. The increase is due to higher accounting expenses of $273,433 due to the fact that Misonix is an accelerated filer which required our outside auditors to issue an opinion on our internal control, higher non-cash compensation expenses due to the issuance of stock options of $245,408, higher insurance expenses of $129,951 due to higher insured values as compared to the prior year, higher salary expenses of $147,953, higher bank fees of $60,532, higher stockholder relation expenses of $20,628 and higher other expenses of $4,345.

Research and development expenses: Research and development expenses decreased $20,568 to $741,324 for the six months ended December 31, 2015 from $761,892 for the six months ended December 31, 2014. The decrease is due to lower consulting expenses of $16,270 and lower other expenses of $4,298.

Other income (expense): Other income for the six months ended December 31, 2015 was $1,195,142 as compared to $2,182,410 for the six months ended December 31, 2014. The decrease is primarily due to lower royalty income of $186,360 from Covidien, plc.

Income taxes: For the six months ended December 31, 2015, the Company recorded an effective tax rate of 87.2% compared to 3.6% for the six months ended December 31, 2014. The Company as of June 30, 2015 reversed the valuation allowance against its deferred tax assets based upon the strong positive evidence of strong future income. The results of the first fiscal half 2016 do not alter the strong positive evidence. As a result the Company recorded an income tax benefit for the first fiscal half 2016 at the annual projected tax rate of 87.2%.

Three months ended December 31, 2015 and 2014

Net sales: Net sales increased 7.8% or $438,347 to $6,039,355 for the three months ended December 31, 2015 from $5,601,008 for the three months ended December 31, 2014. The increase is due to higher BoneScalpel sales of $232,056, higher SonaStar sales of $165,447 and higher SonicOne OR and higher SonicOne sales of $53,566, partially offset by lower others sales of $12,722. There were 30 BoneScalpel units consigned in the United States during the three months period ended December 31, 2015 as compared to 20 BoneScalpel units consigned for the same period in fiscal 2015. There were 14 SonicOne OR units consigned in the United States during the three month period ended December 31, 2015 as compared to 10 units consigned for the same period in fiscal 2015,

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015	2014	Variance
BoneScalpel	$3,210,874	$2,978,818	$232,056
SonicOne OR	744,784	453,498	291,286
SonicOne	148,936	386,656	(237,720)
SonaStar	1,862,154	1,696,707	165,447
Other	72,607	85,329	(12,722)
	$6,039,355	$5,601,008	$438,347

	Three months ended December 31,
	2015	2014
United States	$3,202,041	$2,956,698
Australia	40,788	27,915
Europe	821,596	1,110,385
Asia	1,030,859	848,346
Canada and Mexico	169,848	103,496
South America	218,690	193,966
South Africa	55,980	94,029
Middle East	499,553	266,173
	$6,039,355	$5,601,008

Gross profit: Gross profit decreased to 67.8% for the three months ended December 31, 2015 from 68.4% for the three months ended December 31, 2014. The decrease is primarily related to an unfavorable product mix of lower margin product deliveries.

Selling expenses: Selling expenses increased $797,761 to $2,882,935 for the three months ended December 31, 2015 from $2,085,174 for the three months ended December 31, 2014. The increase is due to higher sales commission expenses of $291,183, higher salary expenses $182,686 due to higher head count, higher advertising expenses of $124,071, higher depreciation expenses of $98,949 due to the increased number of consigned units, higher travel expenses of $65,970, higher employee welfare expenses of $25,514 and higher other expenses of $9,389.

General and administrative expenses: General and administrative expenses increased $306,976 to $1,841,760 for the three months ended December 31, 2015 from $1,534,784 for the three months ended December 31, 2014. The increase is due to higher non-cash compensation expense due to the issuance of stock options of $158,661, higher salary expenses of $67,738, higher insurance expenses of $50,945 due to higher insured values as compared to prior fiscal year and higher office expenses of $42,072, partially offset by lower other expenses of $12,440.

Research and development expenses: Research and development expenses increased $23,648 to $347,949 for the three months ended December 31, 2015 from $324,301 for the three months ended December 31, 2014. The increase is due to higher salary expenses of $15,746 and higher office expenses of $12,761, partially offset by lower other expenses of $4,859.

Other income (expense): Other income for the three months ended December 31, 2015 was $1,012,974 as compared to $1,040,113 for the three months ended December 31, 2014. The decrease is primarily due to lower royalty income of $26,579 from Covidien, plc.

Income taxes: For the three months ended December 31, 2015, the Company recorded an effective tax rate of (390.6%) compared to 3.6% for the three months ended December 31, 2014.  The Company, as of June 30, 2015, reversed the valuation allowance against its deferred tax assets based upon the strong positive evidence of strong future income. The results of the first fiscal quarter 2016 do not alter the strong positive evidence. As a result the Company recorded an income tax benefit for the first fiscal quarter 2016 at the annual projected tax rate of 87.2%.

Liquidity and Capital Resources

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash.  At December 31, 2015 we had $9,557,755 in cash and no long term debt. We have been generating cash flow from operations. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures.  In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, and divestiture of current business lines as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.

Working capital at December 31, 2015 and June 30, 2015 was approximately $16,541,000 and $18,289,000, respectively.  For the six months ended December 31, 2015, cash provided by operations totaled $160,740, primarily related to higher accounts payable.  For the six months ended December 31, 2015, cash used in investing activities was $374,489 and is related to the acquisition of additional fixed assets and patent filings. For the six months ended December 31, 2015, cash provided by financing activities was $147,755 from the exercise of stock options.  For the six months ended December 31, 2015, cash provided by discontinued operations was $0.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 9, 2016

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard A. Zaremba
Richard A. Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

