Form 10-Q
period 2016-03-31
MISONIX INC
filed 2016-05-05
CIK 880432

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_______________

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

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	May 5, 2016
Common Stock, $.01 par value	7,789,385

MISONIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	March 31,	June 30,
	2016	2015
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$8,357,090	$9,623,749

Accounts receivable, less allowance for doubtful accounts of $126,868, respectively	4,101,558	4,481,247
Inventories, net	5,909,277	4,303,163
Prepaid expenses and other current assets	640,082	441,562
Deferred income tax - current	-	2,118,716
Total current assets	19,008,007	20,968,437

Property, plant and equipment, net of accumulated amortization and depreciation of $6,649,264 and $5,672,287, respectively	2,501,683	2,056,600
Patents, net of accumulated amortization of $861,448 and $791,551, respectively	567,672	566,028
Goodwill	1,701,094	1,701,094
Intangible and other assets	253,095	388,377
Deferred income tax - long term	3,152,428	773,712
Total assets	$27,183,979	$26,454,248

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,542,547	$1,147,414
Accrued expenses and other current liabilities	1,268,761	1,532,094
Total current liabilities	2,811,308	2,679,508

Deferred lease liability	6,947	-
Deferred income	9,367	20,395
Total liabilities	2,827,622	2,699,903

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000, 7,928,234 and 7,869,095 shares issued and 7,789,385 and 7,744,113 shares outstanding, respectively	79,282	78,691
Additional paid-in capital	32,010,042	30,531,129
Accumulated deficit	(6,633,615)	(5,909,215)
Treasury stock, at cost, 138,849 and 124,982 shares, respectively	(1,099,352)	(946,260)
Total stockholders' equity	24,356,357	23,754,345
Total liabilities and stockholders' equity	$27,183,979	$26,454,248

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the nine months ended
	March 31,
	2016	2015

Net sales	$16,716,487	$15,455,142
Cost of goods sold	5,564,504	5,023,639
Gross profit	11,151,983	10,431,503

Operating expenses:
Selling expenses	8,744,498	6,570,263
General and administrative expenses	5,336,507	4,364,261
Research and development expenses	1,235,100	1,169,665
Total operating expenses	15,316,105	12,104,189
Loss from operations	(4,164,122)	(1,672,686)

Other income (expense):
Interest income	63	56
Royalty income and license fees	2,969,557	3,224,919
Other	(16,898)	(16,978)
Total other income	2,952,722	3,207,997

(Loss)/income from continuing operations before income taxes	(1,211,400)	1,535,311

Income tax (benefit)/expense	(322,000)	56,223

Net (loss)/income from continuing operations	(889,400)	1,479,088
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	-	14,926
Gain from sale of discontinued operations net of tax expense of $85,000 and $5,280, respectively	165,000	244,720
Net income from discontinued operations	165,000	259,646
Net (loss)/income	$(724,400)	$1,738,734

Net (loss)/income per share from continuing operations - Basic	$(0.11)	$0.20
Net income per share from discontinued operations - Basic	0.02	0.03
Net (loss)/income per share - Basic	$(0.09)	$0.23

Net (loss)/income per share from continuing operations - Diluted	$(0.11)	$0.18
Net income per share from discontinued operations - Diluted	0.02	0.03
Net (loss)/income per share - Diluted	$(0.09)	$0.21

Weighted average shares - Basic	7,772,761	7,533,608
Weighted average shares - Diluted	7,772,761	8,042,976

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Net sales	$5,426,147	$5,314,797
Cost of goods sold	1,850,838	1,670,359
Gross profit	3,575,309	3,644,438

Operating expenses:
Selling expenses	3,224,962	2,465,803
General and administrative expenses	1,673,395	1,583,399
Research and development expenses	493,776	407,773
Total operating expenses	5,392,133	4,456,975
Loss from operations	(1,816,824)	(812,537)

Other income (expense):
Interest income	19	12
Royalty income and license fees	963,025	1,032,027
Other	(5,464)	(6,452)
Total other income	957,580	1,025,587

(Loss)/income from continuing operations before income taxes	(859,244)	213,050

Income tax (benefit)/expense	(15,000)	8,406

Net (loss)/ income from continuing operations	(844,244)	204,644
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $0, respectively	-	4,976
Gain from sale of discontinued operations net of tax (benefit)/expense of $85,000 and $5,280, respectively	165,000	244,720
Net income from discontinued operations	165,000	249,696
Net (loss)/income	$(679,244)	$454,340

Net (loss)/income per share from continuing operations - Basic	$(0.11)	$0.03
Net income per share from discontinued operations - Basic	0.02	0.03
Net (loss)/ income per share - Basic	$(0.09)	$0.06

Net (loss)/income per share from continuing operations - Diluted	$(0.11)	$0.02
Net income per share from discontinued operations - Diluted	0.02	0.03
Net (loss)/income per share - Diluted	$(0.09)	$0.05

Weighted average shares - Basic	7,789,174	7,675,520
Weighted average shares - Diluted	7,789,174	8,313,674

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

For the nine months ended March 31, 2016

	Common Stock,
	$.01 Par Value		Treasury Stock

					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2015	7,869,095	$78,691	(124,982)	$(946,260)	$30,531,129	$(5,909,215)	$23,754,345
Net (loss)/comprehensive (loss)	-	-	-	-	-	(724,400)	(724,400)
Proceeds from exercise of stock options	59,139	591	(13,867)	(153,092)	303,748	-	151,247
Stock-based compensation	-	-	-	-	1,175,165	-	1,175,165
Balance, March 31, 2016	7,928,234	$79,282	(138,849)	$(1,099,352)	$32,010,042	$(6,633,615)	$24,356,357

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31,
	2016	2015
Operating activities
Net (loss)/income from continuing operations	$(889,400)	$1,479,088
Adjustments to reconcile net (loss)/income to net cash provided by continuing operating activities:
Depreciation and amortization and other non-cash items	1,271,864	1,003,076
Bad debt expense	-	(10,000)
Deferred income tax benefit	(260,000)	-
Stock-based compensation	1,175,165	762,821
Deferred income	(20,852)	(32,830)
Deferred lease liability	6,947	(12,460)
Changes in operating assets and liabilities:
Accounts receivable	379,689	251,289
Inventories	(2,623,620)	(797,027)
Prepaid expenses and other assets	(282,221)	(232,794)
Accounts payable, accrued expenses and other non-cash items	141,624	(717,221)
Net cash (used in)/provided by continuing operating activities	(1,100,804)	1,693,942

Investing activities
Acquisition of property, plant and equipment	(410,561)	(222,052)
Payments for assets acquisition	-	(328,136)
Additional patents	(71,541)	(89,960)
Net cash used in investing activities	(482,102)	(640,148)

Financing activities
Proceeds from exercise of stock options	151,247	555,897
Net cash provided by financing activities	151,247	555,897

Cash flows from discontinued operations
Net cash provided by operating activities	-	14,926
Net cash provided by investing activities	165,000	244,720
Net cash provided by discontinued operations	165,000	259,646

Net (decrease)/increase in cash and cash equivalents	(1,266,659)	1,869,337
Cash and cash equivalents at beginning of period	9,623,749	7,039,938
Cash and cash equivalents at end of period	$8,357,090	$8,909,275

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$141,120	$73,568

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2015 (“2015 Annual Report”) of MISONIX, INC. (“Misonix” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2015 Annual Report. As of March 31, 2016 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)”. The amendments in the ASU change the criteria for the classification of deferred income taxes and requires all deferred tax assets and liabilities to be classified as long term. The resulting reclassification of deferred tax assets and liabilities are presented in the current period; prior periods will be shown as reported. The effect is totally on the balance sheet. For the period ended June 30, 2015, the result is a reduction in current assets of $2,118,716 and a corresponding increase in non-current assets for the same amount. Working capital also decreased by $2,118,716 to $16,170,213. There have been no other changes in the Company’s significant accounting policies subsequent to June 30, 2015.

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

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made primarily through distributors. Sales made in the United States are made primarily through independent representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	Three months ended March 31,		Nine months ended ended March 31,
	2016	2015	2016	2015
United States	$3,054,817	$2,607,023	$9,324,928	$7,709,102
Australia	82,985	161,858	203,518	313,221
Europe	814,962	866,726	2,286,245	2,590,616
Asia	677,692	1,016,518	2,246,285	2,759,121
Canada and Mexico	208,538	272,700	620,086	513,916
South America	207,137	96,087	682,688	615,295
South Africa	213,525	64,535	349,490	245,151
Middle East	166,491	229,350	1,003,247	708,720
	$5,426,147	$5,314,797	$16,716,487	$15,455,142

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Discontinued Operations

High Intensity Focused Ultrasound Technology

In consideration for the May 2010 sale of its rights to the high intensity focused ultrasound technology to USHIFU LLC, now SonaCare Medical, LLC (“SonaCare”), Misonix will receive up to approximately $5.8 million, paid out of an earn-out of 7% of gross revenues received from SonaCare’s sales of the (i) prostate product in Europe and (ii) kidney and liver products around the world related to the business being sold up to the time the Company has received the first $3 million and thereafter 5% of the gross revenues up to $5.8 million. Commencing 90 days after each December 31st and beginning December 31, 2011 the payments will be the greater of (a) $250,000 or (b) 7% of gross revenues received up to the time the Company has received the first $3 million and thereafter 5% of gross revenues up to the $5.8 million. Cumulative payments through March 31, 2016 were $1,254,788.

Results of Discontinued Operations

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues	$-	$4,976	$-	$14,926
Income from discontinued operations, before tax	$-	$4,976	$-	$14,926
Gain on sale of discontinued operations	250,000	250,000	250,000	250,000
Income tax benefit/(expense)	(85,000)	(5,280)	(85,000)	(5,280)
Net income from discontinued operations, net of tax	$165,000	$249,696	$165,000	$259,646

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

2. (Loss)/Income Per Share of Common Stock

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

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The number of weighted average common shares used in the calculation of basic EPS and diluted EPS were as follows:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2016	2015	2016	2015
Basic shares	7,772,761	7,533,608	7,789,174	7,675,520
Dilutive effect of stock options	-	509,368	-	638,154
Diluted shares	7,772,761	8,042,976	7,789,174	8,313,674

Excluded from the calculations of diluted EPS are options to purchase 92,000 shares of common stock for the three months and nine months ended March 31, 2015, as the exercise price exceeds the average market prices during the period.

Diluted EPS for the three and nine months ended March 31, 2016 presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted EPS are outstanding options to purchase 1,813,599 shares of common stock for the three and nine months ended March 31, 2016.

3. Comprehensive (Loss)/Income

Total comprehensive (loss)/income was $(724,400) and $1,738,734 for the nine months ended March 31, 2016 and 2015, respectively. Total comprehensive (loss)/income was $(679,244) and $454,340 for the three months ended March 31, 2016 and 2015, respectively. There are no components of comprehensive income other than net income for all periods presented.

4. Stock-Based Compensation

Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the committee administering the applicable option plan (the “Committee”)) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria and upon a change in control. During the nine month periods ended March 31, 2016 and 2015, the Company granted options to purchase 320,000 and 369,000 shares of the Company’s common stock, respectively.

Stock-based compensation expense for the nine month periods ended March 31, 2016 and 2015 was approximately $1,175,000 and $763,000, respectively. Stock based compensation for the three month period ended March 31, 2016 and 2015 was approximately $446,000 and $279,000, respectively. Compensation expense is recognized in the general and administrative expenses line of the Company’s consolidated statements of operations on a straight-line basis over the vesting periods. As of March 31, 2016, there was approximately $3,759,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted-average period of 2.6 years.

Shares may be acquired by various methods. They may be acquired by (a) cash or certified check, (b) with previously acquired shares of common stock having an aggregate fair market value, on the date of exercise, equal to the aggregate exercise price of all options being exercised (provided that such shares were not acquired less than six (6) months prior to such exercise date), (c) in certain circumstances by surrendering options to acquire shares of common stock in in exchange for the number of shares of common stock equal to the product of the number of shares of common stock as to which the options is being exercised multiplied by a fraction, the numerator of which is the fair market value of the common stock less the exercise price of the option and the denominator of which is such fair market value. Cash in the amount of $151,247 was received from the exercise of stock options for the nine months ended March 31, 2016. The Company received 13,867 shares of previously acquired common stock as payment for options exercised for the nine months ended March 31, 2016. The acquired shares are held and accounted for as treasury stock. Total options, exercised by either cash or through surrender of previously owned shares, were 62,137. The total number of shares underlying options forfeited for the nine months ended March 31, 2016 was 1,000, representing the unvested portion upon termination of employment. Shares underlying options expiring at the end of option term totaled 280 for the nine months ended March 31, 2016.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The fair values of the options granted during the nine months ended March 31, 2016 and 2015 were primarily estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions during the respective periods:

	For the nine months ended
	March 31,
	2016	2015
Risk-free interest rate	1.4%	.97%
Expected option life in years	4.9	6.5
Expected stock price volatility	58.87%	73.46%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$4.23	$5.4

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

Changes in outstanding stock options during the nine months ended March 31, 2016 were as follows:

	Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price ($)	(years)	Value (a)
Outstanding as of June 30, 2015	1,557,616	5.80
Granted	320,000	8.80
Exercised	(62,737)	5.46		$222,114
Forfeited	(1,000)	9.38
Expired	(280)	5.82
Outstanding as of March 31, 2016	1,813,599	6.34		$2,508,984
Exercisable and vested at March 31, 2016	829,599		6.9	$2,172,388
Available for grant as of March 31, 2016	480,600		5.9

(a)	Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at March 31, 2016 or if exercised, the exercise dates, exceeds the exercise prices of the respective options.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the nine months ended March 31, 2016, the Company recorded an income tax benefit from continuing operations of $237,000. For the nine months ended March 31, 2016 and 2015, the effective rate of 27% and 4%, respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and a change in the valuation allowance.

The Company, as of June 30, 2015, reversed the valuation allowance against its deferred tax assets based on its consideration of all available positive and negative evidence including achieving cumulative profitable operation performance over the past three years and a positive outlook for taxable income for the future. The results of the first nine months of fiscal 2016 do not alter the strong positive evidence. As a result, the Company recorded an income tax benefit for the first nine months of fiscal 2016 at the annual projected tax rate of 27%.

As of March 31, 2016 and June 30, 2015, the Company has no material unrecognized tax benefits or accrued interest and penalties.

6. Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2016	2015
Raw material	$2,778,910	$2,096,443
Work-in-process	883,335	660,267
Finished goods	3,458,675	2,536,699
	7,120,920	5,293,409
Less valuation reserve	1,211,643	990,246
	$5,909,277	$4,303,163

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2016	2016
Accrued payroll and vacation	$548,368	$507,172
Accrued bonuses	225,000	300,000
Accrued commissions	240,000	321,440
Accrued professional and legal fees	97,630	97,880
Income tax payable	-	71,302
Deferred income	31,087	40,911
Other	126,676	193,389
	$1,268,761	$1,532,094

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

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2016 and June 30, 2015:

March 31, 2016	Carrying Amount	Fair Value
Cash and cash equivalents	$8,357,090	$8,357,090
Trade accounts receivable	4,101,558	4,101,558
Trade accounts payable	1,542,547	1,542,547

June 30, 2015	Carrying Amount	Fair Value
Cash and cash equivalents	$9,623,749	$9,623,749
Trade accounts receivable	4,481,247	4,481,247
Trade accounts payable	1,147,414	1,147,414

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

Non-financial assets and liabilities

Certain non-financial assets and liabilities, principally goodwill, are measured at fair value on a non-recurring basis; that is the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At March 31, 2016, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

10. Goodwill and Intangible Assets

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or product lines. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted-average cost of capital. We primarily use a discounted cash flow model in determining fair value, which consists of level three inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company determined that there were no indicators that the recorded goodwill was impaired as of March 31, 2016, which required further testing.

On February 1, 2015, the Company entered into an agreement with Aesculap, Inc. (“Aesculap”) to buy back certain accounts that were protected under the termination agreement entered into by Misonix and Aesculap on December 31, 2012 (the “Termination Agreement”). The Termination Agreement allowed Aesculap to continue to sell and service key accounts which were defined as accounts maintaining a specified revenue level on average over a three year term which expired on March 31, 2016. The buy back amount total was $328,136 and one half was paid on February 1, 2015 and the balance was paid on March 1, 2015. The total buy back amount included $28,867 worth of units that will be for customer use and is expected to be fully utilized. The buy back has been recorded as reacquired contractual rights in intangible and other assets and has been amortized over the period through December 31, 2015.

The cost of acquiring or processing patents is capitalized. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Net patents reported in intangible and other assets totaled $567,672 and $566,028 at March 31, 2016 and June 30, 2015, respectively. Accumulated amortization totaled $861,448 and $791,551 at March 31, 2016 and June 30, 2015, respectively. Amortization expense for the three month periods ended March 31, 2016 and 2015 was approximately $23,000 and $22,000, respectively.  Amortization expenses for the nine month periods ended March 31, 2016 and 2015 was approximately $70,000 and $127,000, respectively.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Net customer relationships reported in intangible and other assets totaled $0 and $40,000 at March 31, 2016 and June 30, 2015, respectively. Accumulated amortization amounted to $800,000 at March 31, 2016 and $760,000 at June 30, 2015. Amortization expense for the three months ended March 31, 2016 and 2015 was $0 and $40,000, respectively.  Amortization expense for the nine month period ended March 31, 2016 and 2015 was approximately $40,000 and $120,000, respectively.

Net reacquired contractual rights from Aesculap reported in intangible and other assets totaled $0 at March 31, 2016 and $178,983 at June 30, 2015. Accumulated amortization amounted to $328,136 at March 31, 2016 and $149,153 at June 30, 2015. Amortization expense for the three months ended March 31, 2016 and 2015 was $0 and $59,661, respectively. Amortization for the nine month period ended March 31, 2016 and 2015 was approximately $178,983 and $59,661, respectively.

The following is a schedule of estimated future amortization expense as of March 31, 2016:

Patents
2016	$23,445
2017	89,241
2018	85,012
2019	76,705
2020	53,276
Thereafter	239,993
$567,672

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard as amended provides a five-step analysis to determine when and how revenue is recognized.  The standard requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 (public entities) and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. Management will be required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective prospectively for annual and interim reporting periods beginning in 2017; implementation of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

In July 2015, the FASB issued ASU “Inventory (Topic 330).” The amendments in this update are effective for fiscal years beginning after December 2016. The adoption of Inventory (Topic 330) will not have a material impact on the Company’s consolidated financial statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of deferred Taxes (Topic740)”. The amendments in this ASU require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The amendments in this update have no effect on entities that do not present a classified statement of financial position. The Company adopted ASU 2015-17 as of March 31, 2016 on a prospective basis. This means that the balance sheet for the period ended June 30, 2015 will be shown as previously reported. The effect is totally on the balance sheet and resulted in a reduction in current assets of $2,118,716 and a corresponding increase in noncurrent assets for the period ended June 30, 2015. In addition, working capital would have decreased by $2,118,716 to $16,170,213 for the period ended June 30, 2015.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance requires must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the company beginning in fiscal 2019. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018; implementation of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

12.  Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement (the "USS License") with United States Surgical (now, Medtronic Minimally Invasive Therapies (“MMIT”)) for a twenty-year period, expiring October 2016, covering the further development and commercial exploitation of the Company's medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery.

The USS License gives Covidien exclusive worldwide marketing and sales rights for this technology. Under the USS License, the Company has received $475,000 in licensing fees (which are being recorded as income over the term of the USS License or 20 years), plus royalties based upon net sales of AutoSonix products. Total royalties from sales of this device were approximately $2,930,000 and $3,140,000 for the nine months ended March 31, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, in which we refer to the Company as “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2015, for the fiscal year ended June 30, 2015 (“2015 Form 10-K”). Item 7 of the 2015 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 31, 2016.

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

Nine months ended March 31, 2016 and 2015

Net sales: Net sales increased 8.2% or $1,261,345 to $16,716,487 for the nine months ended March 31, 2016 from $15,455,142 for the nine months ended March 31, 2015. The increase is due to higher BoneScalpel® sales of $1,784,360 and higher SonicOne OR® sales of $650,898, partially offset by lower SonicOne® sales of $442,682, lower SonaStar® sales of $440,634, lower Lysonix sales of $171,625, lower service sales of $85,243 and lower other sales of $33,729. There were 62 BoneScalpel units consigned in the United States during the nine month period ended March 31, 2016 as compared to 64 units consigned for the nine months ended March 31, 2015. There were 34 SonicOne OR units consigned for the nine month period ended March 31, 2016 as compared to 13 units consigned for the nine month ended March 31, 2015.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the nine months ended March 31, 2016 and 2015:

	Nine months ended March 31,
	2016	2015	Variance
BoneScalpel	$9,182,543	$7,398,183	$1,784,360
SonicOne OR	1,995,005	1,344,107	650,898
SonicOne	501,427	944,109	(442,682)
SonaStar	4,828,472	5,269,106	(440,634)
Other	209,040	499,637	(290,597)
	$16,716,487	$15,455,142	$1,261,345

	Domestic Sales
	Nine months ended March 31,
	2016	2015	Variance
BoneScalpel	$5,664,723	$4,016,952	$1,647,771
SonicOne OR	1,955,844	1,303,741	652,103
SonicOne	490,961	922,892	(431,931)
SonaStar	1,146,655	1,183,523	(36,868)
Other	66,745	281,994	(215,249)
	$9,324,928	$7,709,102	$1,615,826

	International Sales
	Nine months ended March 31,
	2016	2015	Variance
BoneScalpel	$3,517,820	$3,381,231	$136,589
SonicOne OR	39,161	40,366	(1,205)
SonicOne	10,466	21,217	(10,751)
SonaStar	3,681,817	4,085,583	(403,766)
Other	142,295	217,643	(75,348)
	$7,391,559	$7,746,040	$(354,481)

	Nine months ended March 31,
	2016	2015
United States	$9,324,928	$7,709,102
Australia	203,518	313,221
Europe	2,286,245	2,590,616
Asia	2,246,285	2,759,121
Canada and Mexico	620,086	513,916
South America	682,688	615,295
South Africa	349,490	245,151
Middle East	1,003,247	708,720
	$16,716,487	$15,455,142

Gross profit: Gross profit decreased to 66.7% of sales for the nine months ended March 31, 2016 from 67.5% of sales for the nine months ended March 31, 2015. The decrease in gross profit percentage is mainly related to an increase in reserves for obsolete inventory.

Selling expenses: Selling expenses increased $2,174,235 to $8,744,498 for the nine month period ended March 31, 2016 from $6,570,263 for the nine months ended March 31, 2015. The Company continues to invest in sales and marketing in order to gain market share. The increase is related to higher salary expenses of $822,526, due to increased head count, higher commission expenses of $420,539, higher travel expenses of $271,820, higher depreciation expense of $271,080 due to the increase in consignment units, higher advertising expenses of $230,814, higher employee benefit expenses of $118,667, due to increased headcount, higher training expenses of $34,937 and higher other expenses of $3,852.

General and administrative expenses: General and administrative expenses increased $972,246 to $5,336,507 for the nine month period ended March 31, 2016 from $4,364,261 for the nine month period ended March 31, 2015. The increase is due to higher non-cash compensation expenses of $412,344 due to the issuance of stock options, higher accounting expenses of $284,924, higher insurance expenses of $170,468 and higher salary expenses of $112,344, partially offset by lower other expenses of $7,834.

Research and development expenses: Research and development expenses increased $65,435 to $1,235,100 for the nine months ended March 31, 2016 from $1,169,665 for the nine months ended March 31, 2015. The increase is due to higher product development material expenses of $131,973, higher office expenses of $8,077 and higher other expenses of $2,098, partially offset by lower patent and regulatory amortization of $76,713.

Other income (expense): Other income for the nine months ended March 31, 2016 was $2,952,722 as compared to $3,207,997 for the nine months ended March 31, 2015. The decrease is primarily due to lower royalty income of $255,362 from MMIT.

Income taxes: For the nine months ended March 31, 2016, the Company recorded an effective tax rate of 26.6% compared to 3.6% for the nine months ended March 31, 2015. The Company, as of June 30, 2015, reversed the valuation allowance against its deferred tax assets based upon the strong positive evidence of strong future income. The results of the first fiscal half 2016 do not alter the strong positive evidence. As a result, the Company recorded an income tax benefit for the first fiscal half 2016 at the annual projected tax rate of 26.6%.

Income (Loss): Net loss for the nine months ended March 31, 2016 was $(724,400) as compared to net income of $1,738,734 for the nine months ended March 31, 2015. The Company continues to invest in sales and marketing in order to gain market share.

Three months ended March 31, 2016 and 2015

Net sales: Net sales increased 2.1% or $111,350 to $5,426,147 for the three months ended March 31, 2016 from $5,314,797 for the three months ended March 31, 2015. The increase is due to higher BoneScalpel sales of $899,135 and higher SonicOne OR sales of $39,462, partially offset by lower SonaStar sales of $506,382, lower SonicOne sales of $143,063, lower Lysonix sales of $121,039 and lower other sales of $56,763. There were 14 BoneScalpel units consigned in the United States for the three months ended March 31, 2016 as compared to 27 consigned units for the three months ended March 31, 2015. There were 11 SonicOne OR units consigned in the United states for the three months ended March 31, 2016 and 2015, respectively.

Set forth below are tables showing the Company’s net sales by (i) product category and (ii) geographic region for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	Variance
BoneScalpel	$3,111,580	$2,212,445	$899,135
SonicOne OR	602,953	563,491	39,462
SonicOne	140,821	283,884	(143,063)
SonaStar	1,542,493	2,048,875	(506,382)
Other	28,300	206,102	(177,802)
	$5,426,147	$5,314,797	$111,350

	Domestic Sales
	Three months ended March 31,
	2016	2015	Variance
BoneScalpel	$1,972,423	$1,235,017	$737,406
SonicOne OR	589,713	550,885	38,828
SonicOne	137,074	272,551	(135,477)
SonaStar	353,467	411,401	(57,934)
Other	2,140	137,169	(135,029)
	$3,054,817	$2,607,023	$447,794

	International Sales
	Three months ended March 31,
	2016	2015	Variance
BoneScalpel	$1,139,157	$977,428	$161,729
SonicOne OR	13,240	12,606	634
SonicOne	3,747	11,333	(7,586)
SonaStar	1,189,026	1,637,474	(448,448)
Other	26,160	68,933	(42,773)
	$2,371,330	$2,707,774	$(336,444)

	Three months ended December 31,
	2016	2015
United States	$3,054,817	$2,607,023
Australia	82,985	161,858
Europe	814,962	866,726
Asia	677,692	1,016,518
Canada and Mexico	208,538	272,700
South America	207,137	96,087
South Africa	213,525	64,535
Middle East	166,491	229,350
	$5,426,147	$5,314,797

Gross profit: Gross profit decreased to 65.9% of sales for the three months ended March 31, 2016 from 68.6% of sales for the three months ended March 31, 2015. The decrease is primarily related to an increase in reserves for obsolete inventory.

Selling expenses: Selling expenses increased $759,159 to $3,224,962 for the three months ended March 31, 2016 from $2,465,803 for the three months ended March 31, 2015. The Company continues to invest in sales and marketing in order to gain market share. The increase is due to higher salary expenses of $432,113, due to the increased headcount, higher travel expenses of $99,764, higher depreciation expenses of $74,528 due to the increase in consigned units, higher advertising expenses of $51,207, higher employee benefits expenses of $47,586, due to increased head count, higher training expenses of $37,951 and higher other expenses of $16,010.

General and administrative expenses: General and administrative expenses increased $89,996 to $1,673,395 for the three months ended March 31, 2016 from $1,583,399 for the three months ended March 31, 2015. The increase is related to higher non-cash compensation expenses of $166,936 due to the issuance of stock options, partially offset by lower salary expenses of $46,862, lower stockholder relations expenses of $13,403, lower directors fee expenses of $5,168 due to the loss of one director and lower other expenses of $11,507.

Research and development expenses: Research and development expenses increased $86,003 to $493,776 for the three months ended March 31, 2016 from $407,773 for the three months ended March 31, 2015. The increase is due to higher product development material expenses of $76,709, higher salary expenses of $18,746, partially offset by lower training and office expenses of $8,572 and lower other expenses of $880.

Other income (expense): Other income for the three months ended March 31, 2016 was $957,580 as compared to $1,025,587 for the three months ended March 31, 2015. The decrease is primarily due to lower royalty income of $69,002 from MMIT.

Income (Loss): Net loss for the three months ended March 31, 2016 was $(679,244) as compared to net income of $454,340 for the three months ended March 31, 2015. The Company continues to invest in sales and marketing in order to gain market share.

Income taxes: For the three months ended March 31, 2016, the Company recorded an effective tax rate of 1.7% compared to 3.9% for the three months ended March 31, 2015.  The Company, as of June 30, 2015, reversed the valuation allowance against its deferred tax assets based upon the strong positive evidence of strong future income. The results of the first fiscal quarter 2016 do not alter the strong positive evidence. As a result, the Company recorded an income tax benefit for the first fiscal quarter 2016 at the annual projected tax rate of 26.6%.

Liquidity and Capital Resources

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash.  At March 31, 2016, we had $8,357,990 in cash and no long term debt. We believe that our cash, other liquid assets and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures.  In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, and divestiture of current business lines as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.

Working capital at March 31, 2016 and June 30, 2015 was approximately $16,197,000 and $18,289,000, respectively.  For the nine months ended March 31, 2016, cash used by operations totaled $1,100,804, primarily related to the net loss and increased inventory.  For the nine months ended March 31, 2016, cash used in investing activities was $482,102 and is related to the acquisition of additional fixed assets and patent filings. For the nine months ended March 31, 2016, cash provided by financing activities was $151,247 from the exercise of stock options.  For the nine months ended March 31, 2016, cash provided by discontinued operations was $165,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the nine months ended March 31, 2016 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 5, 2016

MISONIX, INC.
(Registrant)

By:	/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.
President and Chief Executive Officer

By:	/s/ Richard A. Zaremba
Richard A. Zaremba
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary