Form 10-K
period 2016-06-30
MISONIX INC
filed 2017-02-09
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2015 (computed by reference to the closing price of such stock on such date) was approximately $62,107,436.

There were 9,008,354 shares of Common Stock outstanding at February 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None

USE OF FORWARD-LOOKING STATEMENTS

In this document, we refer to Misonix, Inc. and its subsidiaries (unless the context otherwise requires) as “we,” the “Company” or “Misonix.” With the exception of historical information contained in this Form 10-K, content herein may contain "forward looking statements" that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that any forward looking statements will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. These factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, regulatory compliance, potential acquisitions, consumer and industry acceptance, litigation and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in our business lines, and other factors discussed in this Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements.

2

Explanatory Note

We were not able to file this Annual Report on Form 10-K (the “10-K”) for the fiscal year ended June 30, 2016 by its due date. For several months, with the assistance of outside counsel, we have been conducting a voluntary investigation into the business practices of the independent Chinese entity that previously distributed our products in China and the Company’s knowledge of those business practices, which may have implications under the Foreign Corrupt Practices Act (“FCPA”), as well as into various internal controls issues identified during the investigation (the “Investigation”). On September 27, 2016 and September 28, 2016, we voluntarily contacted the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”), respectively, to advise both agencies of these potential issues.  We have provided and will continue to provide documents and other information to the SEC and the DOJ, and are cooperating fully with these agencies in their investigations of these matters.

Although our Investigation is now complete, additional issues or facts could arise which may expand the scope or severity of the potential violations.  We could also receive additional requests from the DOJ or SEC, which may require further investigation. We have no current information derived from the Investigation or otherwise to suggest that our previously reported financial statements and results are incorrect.

Our management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that material weaknesses in internal control over financial reporting existed at June 30, 2016. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2016. We have since implemented the changes, controls and procedures as described in Item 9A which we believe are necessary to remediate these weaknesses.

On September 15, 2016, we received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company, as a result of not filing the 10-K on September 13, 2016 and disclosing that the Company likely would not be able to file the 10-K within the 15-day extension period provided in Rule 12b-25(b) under the Securities Exchange Act of 1934, as amended, was not in compliance with Listing Rule 5250(c)(1) of the Nasdaq Listing Rules (the “Rules”) for continued listing. In addition, on November 10, 2016, we received a second deficiency letter from Nasdaq indicating that the Company, as a result of not filing our Quarterly Report on Form 10-Q (the “10-Q”) by November 9, 2016, together with our prior and ongoing failure to timely file the 10-K, was not in compliance with Listing Rule 5250(c)(1) for continued listing. In the letters, Nasdaq requested that Misonix submit a plan to regain compliance with the Rules by November 14, 2016. On November 14, 2016, Misonix submitted to Nasdaq a plan to regain compliance with the Rules. After reviewing Misonix's plan to regain compliance, Nasdaq granted an exception to enable the Company to regain compliance with the Rules. Under the terms of the exception, Misonix must file its 10-K and 10-Q on or before March 13, 2017. In the event that Misonix does not satisfy the terms set forth in the extension, Nasdaq will provide written notification that Misonix's common stock will be delisted. At that time, Misonix may appeal Nasdaq's determination for a panel review.

See Item 3 “Legal Proceedings”, Item 5 “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 9A “Controls and Procedures” for additional information regarding these matters.

PART I

Item 1. Business

Overview

Misonix, Inc. is a New York corporation which, through its predecessors, was first organized in 1959. We design, manufacture, develop and market minimally invasive therapeutic ultrasonic medical devices. Our products enhance clinical outcomes and provide value to the overall healthcare system. Since we commercialized our ultrasonic vessel sealing system with US Surgical in 1996, we have helped create a multi-billion dollar segment within the overall general surgical and gynecological arena. We believe that our current focus products have the ability to become standard of care and provide the Company with a steady recurring revenue stream.

•	BoneScalpel ® surgical system (“BoneScalpel”), is used mainly for surgical procedures involving the precise cutting of bone while sparing soft tissue. BoneScapel is now recognized by surgeons globally as one of the most important surgical devices enabling improved patient outcomes in the spinal arena.

•	SonaStar ® Surgical Aspirator (“SonaStar”), which is used to emulsify and remove soft and hard tumors, primarily in the neuro and general surgery field.

•	SonicOne® Wound Cleansing and Debridement System (“SonicOne”), which offers tissue specific debridement and cleansing of wounds and burns for effective removal of devitalized tissue and fibrin deposits while sparing viable cells.

These devices primarily serve the following clinical specialties: neurosurgery, orthopedic surgery, plastic surgery, wounds, burn and maxillo-facial.

In the United States, our products are marketed primarily through a hybrid sales approach. This includes contracted, commissioned, independent sales representatives, managed by regional sales managers and supported by Company application specialists.

Outside the United States, we sell BoneScalpel and SonaStar to specialty distributors who purchase products from us to resell to their clinical customer bases. We sell to all major markets in the Americas, Europe, Middle East, Asia Pacific and Africa.

Products

All Misonix disposables function with proprietary consoles which essentially convert electrical current into ultrasonic energy via piezo electric crystals in order for the relevant device to produce a therapeutic effect.

BoneScalpel

The BoneScalpel is a state of the art, ultrasonic bone cutting system capable of making precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its unique ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. The BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting and removal, leading to substantial time savings and increased operation efficiencies. Following its introduction in 2012, BoneScalpel sales have achieved an average annual growth rate of 28.4%.

The expanded BoneScalpel product platform will allow entry into dynamic market segments like MIS spine surgery. In the future, additional market niche opportunities may exist in small bone surgery of the hand, foot or ankle.

SonaStar

The SonaStar system provides powerful precise aspiration following the ultrasonic ablation of hard or soft tissue. The SonaStar has been used for a wide variety of surgical procedures applying both open and minimally invasive approaches, including neurosurgery and liver surgery. The SonaStar may also be used with OsteoSculpt ® probe tips, which enable the precise shaping or shaving of bony structures that prevent open access to partially or completely hidden soft tissue masses.

SonicOne

The SonicOne Ultrasonic Cleansing and Debridement System is a highly innovative, tissue specific approach for the effective removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue specific capability is, in part, due to the fact that healthy and viable tissue structures have a higher elasticity and flexibility than necrotic tissue and are more resistant to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment and, usually, a reduced pain sensation. We believe SonicOne establishes a new standard in wound and burn bed preparation, the essential first step in the healing process, while contributing to a faster patient healing.

Other Business and Medical Devices

In October 1996, we entered into a license agreement with Medtronic Minimally Invasive Therapies (“MMIT”). The MMIT license covers the further development of our medical technology relating to vessel sealing products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. We developed the AutoSonix product with MMIT under the agreement. As a result of this joint development, we co-own certain patents with MMIT and MMIT pays us a 5% royalty on end user sales. The MMIT license gives MMIT exclusive worldwide marketing and sales rights for this technology and device. Total royalties from sales of this device worldwide were approximately $3,903,000, $4,162,000 and $3,619,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The royalty is recorded as “other income” in our financial statements. Our license agreement with MMIT expires in August 2017.

High Intensity Focused Ultrasound Technology

We sold our rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. We may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay us 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until we have received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million. Cumulative payments through June 30, 2016 were $1,254,788.

Other

The Company’s distribution agreement with Mentor Corporation, a subsidiary of Johnson & Johnson, for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery has terminated. Sales continue on a limited non-contractual purchase order basis. Total sales of this device, which includes parts and service, were approximately $45,000, $264,000 and $343,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Customers

For the fiscal years ended June 30, 2016, 2015 and 2014, Cicel (Beijing) Science and Tech Co. Ltd., the Company’s former Chinese distributor, accounted for 6.4%, 13.4% and 14.6% of the Company’s net sales, respectively. We did not have any other customer that accounted for 10% or more of our net sales during such periods.

Research & Development

As of June 30, 2016, our Research and Development (“R&D”) organization consisted of a staff of nine employees including engineers, technical and support personnel. The in-house technical expertise includes mechanical engineering, acoustics, electrical engineering, software development and product design. The R&D group focuses principally on developing new products and supporting existing products.

During the three years ended June 30, 2016, the Company incurred R&D expenses of $1,670,347, $1,592,923 and $1,711,571, or 7.2%, 7.2% and 10.0% of sales, respectively.

Revenue by Region

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	For the years ended June 30,			Net Change
	2016	2015	2014	2016	2015
Domestic	$13,086,806	$10,797,920	$8,185,468	21.2%	31.9%
International	10,026,388	11,406,658	8,874,967	-12.1%	28.5%
Total	$23,113,194	$22,204,578	$17,060,435	4.1%	30.2%

Our international sales include a concentration in China, aggregating $1,557,132, $2,974,086 and $2,495,960, for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

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

Competition

Competition in the medical device products industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems greater than the Company's. Some of the Company's major competitors are Medtronic, Anspach, Johnson & Johnson, Integra Life Sciences, Inc., Söering, Stryker Corporation and Smith and Nephew.

Regulatory Requirements

The Company's medical device products are subject to the regulatory requirements of the U.S. Food and Drug Administration (“FDA”) and other international regulatory authorities. In the United States and other markets where the Company's products are sold, the Company has the appropriate marketing authorizations and complies with all applicable regulations.

The Company also operates and maintains a Quality Management System which complies with the requirements of International Standards ISO 13485: 2003 + AC:2007, MDD 93/42EEC, Canadian MDR: 2003, and the FDA’s Good Manufacturing Practices: cGMP’s 21CFR Part 820. This system encompasses the principles of identifying, monitoring, controlling and enhancing to continuously improve our work processes, including product complaints.  Current Misonix products have 510(k) clearances.

The Company is not aware of any regulatory situations, other than those disclosed in Item 3 herein, that would materially impact the Company, nor is the Company aware of any pending legal action or new material breaches of the regulations to which it is subject.

Trademarks, Patents, and Copyrights

The Company holds 54 U.S. patents along with 11 in Europe, 8 in Japan and 11 in Canada and has multiple pending patent applications for its core product lines including ultrasonic and wound technologies, among other things. The Company believes that these patents provide it with a competitive market advantage.  The Company also holds 7 trademarks protecting its Company and product names.

The Company will continue to seek patent, trademark, and copyright protections as it deems advisable to protect the markets for its products and its R&D efforts.

Backlog

As of June 30, 2016, the Company's backlog (firm orders that have not yet been shipped) was $45,256, as compared to $33,238 as of June 30, 2015. The Company does not typically have large recurring orders, but instead ships most of its products on a just in time basis, which results in low levels of backlog.

Employees

As of June 30, 2016, the Company employed a total of 85 full-time employees, including 40 in management and supervisory positions. The Company considers its relationship with its employees to be good.

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

Item 1A. Risk Factors.

In addition to the other information contained in the 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition and/or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth immediately prior to the beginning of Item 1 of the 10-K. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition and/or results of operations. The following list sets forth many, but not all, of the factors that could impact the Company’s ability to achieve results discussed in any forward-looking statement. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

Risks Related to Our Business

The termination of our former Chinese distributor will have an adverse effect on our sales revenue.

For the fiscal years ended June 30, 2016, 2015 and 2014, our former Chinese distributor accounted for 6.4%, 13.4% and 14.6% of our net sales, respectively. This distributor was our largest single customer for the last three fiscal years. We have ended our commercial relationship with this distributor in 2016 due to allegations of potential violation of laws (See Item 3 “Legal Proceedings”). The termination of this distributor will have an adverse effect on our net sales and there can be no assurance that we will be able to replace such revenues in the near term or at all.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that material weaknesses existed at June 30, 2016. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2016. In addition, the Company has concluded that, as of such date, there were material weaknesses in the Company’s disclosure controls and procedures as a result of the material internal control weaknesses.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. The implementation of the Company’s remediation plans has commenced (see Item 9A. “Controls and Procedures” in the 10-K for additional information regarding such material weaknesses and such remediation process). However, there can be no assurance that such material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate such material weaknesses, or the development of new material weaknesses in our disclosure controls and procedures or internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our business, financial condition and the trading price of our common stock.

We are subject to extensive medical device regulation which may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation in the United States by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

•	take a significant amount of time;
•	require the expenditure of substantial resources;
•	involve rigorous pre-clinical and clinical testing;
•	require changes to the products; and
•	result in limitations on the proposed uses of the products.

Marketing approvals or clearances are not the only risk. The FDA, and other regulatory bodies, also can require the withdrawal of an approved or cleared product from commercial distribution due to failure to comply with regulatory standards or the occurrence of unforeseen problems.

As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, FDA regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a medical device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Union and China, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to meet regulatory quality standards could have a material adverse effect on our business, financial condition or results of operations.

Consequently, there can be no assurance that we will receive the required clearances from the FDA or other regulatory bodies for new products or modifications to existing products on a timely basis or that any FDA approval will not be subsequently withdrawn. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and/or criminal prosecution. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products or the withdrawal of product approval by the FDA or other regulatory bodies could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to effectively protect our intellectual property rights.

Patents and other proprietary rights are and will be essential to our business and our ability to compete effectively with other companies. We also rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous U.S. and foreign patents. We also are party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash or royalty payments. No assurance can be made that any pending or future patent applications will result in issued patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid.

We also operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel.

In addition, we may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert our intellectual property rights against claimed infringement by others. Any legal action of that type could be costly and time consuming to us and no assurances can be made that any lawsuit will be successful.

The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial condition or results of operations. In the event that our right to market any of our products is successfully challenged, or if we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

Future product liability claims and other litigation may adversely affect our business, reputation and ability to attract and retain customers.

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

Anyone or any company can bring an action against Misonix, including private securities litigation and shareholder derivative suits, and adverse litigation results could affect our business.

Our judicial system allows anyone, including shareholders, to bring a claim against the Company and force the Company to defend itself even if the claim is baseless. The defense may or may not be covered by the Company’s insurance, the result of which could ultimately create a burden on the Company dependent upon the outcome.

Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our financial condition or results of operations.

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani seeks an unspecified amount of damages for himself and for the putative class under the federal securities laws. On November 18, 2016, Scalfani and another individual Misonix shareholder, Tracey Angiuoli, moved the Court to be appointed lead plaintiffs for purposes of pursuing the action on behalf of the putative class.

Violation of anti-corruption laws could subject the Company to significant penalties which would materially affect our business and liquidity.

We are required to comply with the FCPA and similar anti-corruption laws in other jurisdictions around the world where we do business. Compliance with these laws has been subject to increasing focus and activity by regulatory authorities in recent years. Actions by our employees, or third-party intermediaries acting on our behalf, in violation of such laws, whether carried out in the United States or elsewhere in connection with the conduct of our business may expose us to liability for violations of the FCPA or other anti-corruption laws and accordingly may have a material adverse effect on our reputation and our business, financial condition or results of operations.

For several months, with the assistance of outside counsel, the Company has been conducting the Investigation into the business practices of the independent Chinese entity that previously distributed its products in China and the Company’s knowledge of those business practices, which may have implications under the FCPA, as well as into various internal controls issues identified during the Investigation.

On September 27, 2016 and September 28, 2016, we voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues. We have provided and will continue to provide documents and other information to the SEC and the DOJ, and are cooperating fully with these agencies in their investigations of these matters.

Although our Investigation is complete, additional issues or facts could arise which may expand the scope or severity of the potential violations. The Company could also receive additional requests from the DOJ or SEC, which may require further investigation. The Company has no current information derived from the Investigation or otherwise to suggest that its previously reported financial statements and results are incorrect.

At this stage, the Company is unable to predict what, if any, action the DOJ or the SEC may take or what, if any, penalties or remedial measures these agencies may seek. Nor can we predict the impact on the Company as a result of these matters, which may include the cost of investigations, defense, imposition of fines, civil and criminal penalties, which are not currently estimable, as well as equitable remedies, including disgorgement of any profits earned from improper conduct and injunctive relief, limitations on the Company’s conduct, and the imposition of a compliance monitor.  The DOJ and the SEC periodically have based the amount of a penalty or disgorgement in connection with an FCPA action, at least in part, on the amount of profits that a company obtained from the business in which the violations of the FCPA occurred.  Since the inception of its distributorship relationship with the prior Chinese distributor in 2012, the Company has generated sales of approximately $8 million from the relationship. We cannot assure you that the DOJ and the SEC will not impose penalties based on the profit derived from these sales.

Further, we may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuit that has already been filed, or investigations and fines imposed by local authorities.

We are not in compliance with the requirements of Nasdaq for continued listing, and if Nasdaq does not concur that we have adequately remedied our non-compliance with Nasdaq Listing Rule 5250(c)(1), our common stock may be delisted from trading on Nasdaq, which could have a material adverse effect on us and our shareholders.

On September 15, 2016, we received a deficiency letter from Nasdaq indicating that the Company, as a result of not filing the 10-K on September 13, 2016 and disclosing that the Company likely would not be able to file the 10-K within the 15-day extension period provided in Rule 12b-25(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was not in compliance with Listing Rule 5250(c)(1) of the Rules for continued listing. In addition, on November 10, 2016, the Company received a second deficiency letter from Nasdaq indicating that the Company, as a result of not filing the 10-Q by November 9, 2016, together with its prior and ongoing failure to timely file the 10-K, was not in compliance with Listing Rule 5250(c)(1) for continued listing. In the letters, Nasdaq requested that Misonix submit a plan to regain compliance with the Listing Rules by November 14, 2016.

On November 14, 2016, Misonix submitted to Nasdaq a plan to regain compliance with the Rules. After reviewing Misonix's plan to regain compliance, Nasdaq granted an exception to enable the Company to regain compliance with the Rules. Under the terms of the exception, Misonix must file the 10-K and the 10-Q on or before March 13, 2017. In the event that Misonix does not satisfy the terms set forth in the extension, Nasdaq will provide written notification that Misonix's common stock will be delisted. At that time, Misonix may appeal Nasdaq's determination for a panel review.

There can be no assurance that Nasdaq will concur that we have remedied our non-compliance with Listing Rule 5250(c)(1), in which case our common stock could remain subject to delisting by Nasdaq. If our common stock were delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other securities exchange. In addition, the market price of our shares might decline and become more volatile, and our shareholders might find that their investment in our shares has limited liquidity. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

As a result of the delayed filing of our Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016 and this Annual Report on Form 10-K with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and we will not become eligible until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months. There can be no assurance when we will meet this requirement, which depends in part upon our ability to file our periodic reports on a timely basis in the future. Should we wish to register the offer and sale of our securities to the public before we are eligible to do so on Form S-3, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially having an adverse effect on our financial condition.

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

New products may not be accepted by customers in the marketplace.

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

The medical device product market is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, most of which have greater financial and marketing resources than we do.

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

On March 21, 2010, the House of Representatives passed the Affordable Health Care for America Act, which President Obama signed into law on March 23, 2010. With a new administration in place beginning in 2017, changes may be made to the Affordable Health Care Act, or it may be repealed and replaced. The potential impact of these events may adversely affect our business and results of operations. The medical device tax has been established, but in the future the government may decide to increase the tax rate. The impact of the recent change in Presidential administration has yet to be determined.

We are experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.

Our medical devices and our business activities are subject to rigorous regulation, including by the FDA, the DOJ and numerous other federal, state and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. Certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects on our operations.

Risk of reprocessing disposables.

In some jurisdictions around the world, culture and practice encourages reuse of disposable products when the product is clearly labeled for single use. Such reuse may expose us to liability in these jurisdictions.

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

Item 3. Legal Proceedings.

Former Chinese Distributor

For several months, with the assistance of outside counsel, the Company has been conducting the Investigation into the business practices of the independent Chinese entity that previously distributed its products in China and the Company’s knowledge of those business practices, which may have implications under the FCPA, as well as into various internal controls issues identified during the Investigation.

On September 27, 2016 and September 28, 2016, we voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues.  We have provided and will continue to provide documents and other information to the SEC and the DOJ, and are cooperating fully with these agencies in their investigations of these matters.

Although our Investigation is complete, additional issues or facts could arise which may expand the scope or severity of the potential violations.  The Company could also receive additional requests from the DOJ or SEC, which may require further investigation. The Company has no current information derived from the Investigation or otherwise to suggest that its previously reported financial statements and results are incorrect.

At this stage, the Company is unable to predict what, if any, action the DOJ or the SEC may take or what, if any, penalties or remedial measures these agencies may seek.  Nor can we predict the impact on the Company as a result of these matters, which may include the cost of investigations, defense, imposition of fines, civil and criminal penalties, which are not currently estimable, as well as equitable remedies, including disgorgement of any profits earned from improper conduct and injunctive relief, limitations on the Company’s conduct, and the imposition of a compliance monitor.  The DOJ and the SEC periodically have based the amount of a penalty or disgorgement in connection with an FCPA action, at least in part, on the amount of profits that a company obtained from the business in which the violations of the FCPA occurred.  Since the inception of its distributorship relationship with the prior Chinese distributor in 2012, the Company has generated sales of approximately $8 million from the relationship.

Further, we may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuit that has already been filed, or investigations and fines imposed by local authorities.

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani seeks an unspecified amount of damages for himself and for the putative class under the federal securities laws.

On November 18, 2016, Scalfani and another individual Misonix shareholder, Tracey Angiuoli, moved the Court to be appointed lead plaintiffs for purposes of pursuing the action on behalf of the putative class.

The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; there has been no discovery and there is no trial date.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock, $.01 par value ("Common Stock"), is listed on the Nasdaq Global Market under the symbol "MSON".

On September 15, 2016, the Company received a deficiency letter from The Nasdaq Stock Market LLC indicating that the Company, as a result of not filing the 10-K on September 13, 2016 and disclosing that the Company likely would not be able to file the 10-K within the 15-day extension period provided in Rule 12b-25(b) under the Exchange Act was not in compliance with Listing Rule 5250(c)(1) of the Rules for continued listing. In addition, on November 10, 2016, the Company received a second deficiency letter from Nasdaq indicating that the Company, as a result of not filing the 10-Q by November 9, 2016, together with its prior and ongoing failure to timely file the 10-K, was not in compliance with Listing Rule 5250(c)(1) for continued listing. In the letters, Nasdaq requested that Misonix submit a plan to regain compliance with the Listing Rules by November 14, 2016.

On November 14, 2016, Misonix submitted to Nasdaq a plan to regain compliance with the Rules. After reviewing Misonix's plan to regain compliance, Nasdaq granted an exception to enable the Company to regain compliance with the Rules. Under the terms of the exception, Misonix must file the 10-K and 10-Q on or before March 13, 2017. In the event that Misonix does not satisfy the terms set forth in the extension, Nasdaq will provide written notification that Misonix's common stock will be delisted. At that time, Misonix may appeal Nasdaq's determination for a panel review.

At this time, this extension has no effect on the listing of the Common Stock on The Nasdaq Global Market.

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by the Nasdaq Global Market:

	High	Low
Fiscal 2016:
First Quarter	$12.00	$8.20
Second Quarter	11.99	8.41
Third Quarter	9.41	5.64
Fourth Quarter	6.25	3.83

	High	Low
Fiscal 2015:
First Quarter	$13.49	$6.01
Second Quarter	14.90	8.89
Third Quarter	14.50	10.78
Fourth Quarter	13.90	9.50

As of February 1, 2017, the Company had 9,008,354 shares of Common Stock outstanding and 75 shareholders of record. This amount does not take into account shareholders whose shares are held in "street name" by brokerage houses or other intermediaries.

The Company has not paid any cash dividends since its inception.  The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Share Performance Graph

The following graph compares the cumulative total return on the Company’s Common Stock during the last five fiscal years with the NASDAQ Total U.S. and Foreign Return Index and the NASDAQ Medical Devices, Instruments and Supplies Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in the Common Stock or the indices on June 30, 2011. The graph depicts the change in value of the Company’s Common Stock relative to the noted indices as of the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	2011	2012	2013	2014	2015	2016
MISONIX, INC.	100	93	203	269	378	206
NASDAQ Composite Total Return	100	107	126	165	189	186
NASDAQ Medical Equipment Index	100	102	121	158	186	217

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of the 10-K.

The consolidated statements of income data for the years ended June 30, 2014, 2015 and 2016 and the consolidated balance sheet data as of June 30, 2015 and 2016 are derived from our audited consolidated financial statements appearing in Item 8 of the 10-K. The consolidated statements of income data for the years ended June 30, 2012 and 2013 and the consolidated balance sheet data as of June 30, 2012, 2013 and 2014 are derived from our audited consolidated financial statements that are not included in the 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Selected income statement data:

	For the Year Ended June 30,
	2016	2015	2014	2013	2012
Net sales	$23,113,194	$22,204,578	$17,060,435	$14,827,226	$15,678,000
Net (loss)/income from continuing operations	(1,329,077)	5,304,056	1,126,580	(2,846,747)	(608,765)

Net (loss)/income per share from continuing operations - Basic	$(0.17)	$0.70	$0.15	$(0.40)	$(0.09)

Net (loss)/income per share from continuing operations - Diluted	$(0.17)	$0.66	$0.15	$(0.40)	$(0.09)

Selected balance sheet data:

	June 30,
	2016	2015	2014	2013	2012
Total assets	$27,732,371	$26,454,248	$19,527,869	$17,359,927	$18,312,837

Total long term liabilities	$31,685	$20,395	$67,932	$96,745	$140,143

Total stockholders' equity	$24,401,290	$23,754,345	$16,352,364	$13,777,220	$15,590,067

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Misonix designs, manufactures, develops and markets therapeutic ultrasonic devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, orthopedic surgery, plastic surgery, and wound and burn care. In the United States, the Company sells its products through a network of commissioned agents assisted by company personnel. Outside of the United States, the Company generally sells to distributors who then resell the product to hospitals.

In the United States, the Company is taking a more aggressive approach to taking market share, expanding the market and increasing its share of recurring disposable revenue by using a consignment model, whereby the Company will consign the equipment (which is defined as a generator, hand units and accessories) (the “Equipment”) and sell to customers higher margin disposable, single use items (the “Consumables”) on a recurring basis. Title remains with the Company with respect to consigned Equipment, which is depreciated and charged to selling expenses over a five year period. Outside of the United States, the Company has principally not yet adopted a consignment model. The Company’s overall goal is to increase the utilization rate of Equipment which will increase the total number of procedures and maximize the sale of Consumables to our customers, with the goal of becoming the standard of care in the various segments we focus on.

Results of Operations

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

All of the Company's sales have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products. Our sales by category for the three years ended June 30, 2016 are as follows:

				Net Change %
	For the Year Ended June 30,			Year Ended June 30,
	2016	2015	2014	2016	2015
Total
Consumables	$16,091,651	$12,833,377	$8,579,137	25.4%	49.6%
Equipment	7,021,543	9,371,201	8,481,298	-25.1%	10.5%
Total	$23,113,194	$22,204,578	$17,060,435	4.1%	30.2%

Domestic:
Consumables	$11,277,449	$8,449,215	$5,042,496	33.5%	67.6%
Equipment	1,809,357	2,348,705	3,142,972	-23.0%	-25.3%
Total	$13,086,806	$10,797,920	$8,185,468	21.2%	31.9%

International:
Consumables	$4,814,202	$4,384,162	$3,536,641	9.8%	24.0%
Equipment	5,212,186	7,022,496	5,338,326	-25.8%	31.5%
Total	$10,026,388	$11,406,658	$8,874,967	-12.1%	28.5%

Fiscal years ended June 30, 2016 and 2015

Net sales

Net sales increased $908,616, or 4.1%, to $23,113,194 in fiscal 2016 from $22,204,578 in fiscal 2015 in part due to stronger demand for the Company’s products domestically offset by weaker international Equipment sales. Consumables revenue increased by 25.4% to $16,091,651 for the year ended June 30, 2016 compared with $12,883,377 in the prior year. Equipment sales declined by 25.1% to $7,021,543 compared with $9,371,201 in the prior year. The decline resulted from weaker international sales, principally in China, where the Company ceased shipments in the fourth quarter of fiscal 2016.

Gross profit

Gross profit was 67.1% in fiscal 2016, about the same as in fiscal 2015, which was 67.2%.

Selling expenses

Selling expenses increased $3,233,390 to $12,296,085 in fiscal 2016 from $9,062,695 in fiscal 2015. The Company continues to invest in sales and marketing in order to gain market share. The Company’s strategy to leverage its existing distributor network with product specialists domestically resulted in part in domestic sales growing by 21.2% during the current fiscal year. The expense increase is related to higher salary expenses of $1,140,737 due to increased head count, higher commissions of $798,432 from sales programs to increase the number of consigned units domestically, higher travel expenses of $349,701, higher advertising expenses of $344,322, higher depreciation expenses of $318,472 due to the increased consigned units, higher employee benefit expenses of $154,175 due to increased head count, higher training expenses of $57,733, higher freight-out expenses of $54,906 and higher other expenses of $14,912.

General and administrative expenses

General and administrative expenses increased $1,381,287 to $7,364,910 in fiscal 2016 from $5,983,623 in fiscal 2015. The increase is due to higher non-cash compensation expenses of $522,393 due to the issuance of stock options, higher accounting expenses of $497,932 relating in part to the Company becoming an accelerated filer, higher insurance expenses of $175,584, higher salary expenses of $147,119 and higher depreciation expenses of $39,937.

Research and development expenses

Research and development expenses increased $77,424 to $1,670,347 in fiscal 2016 from $1,592,923 in fiscal 2015. The increase is due generally to higher product development expenses.

Other income

Other income decreased $307,403 to $3,926,960 in fiscal 2016 from $4,234,363 in fiscal 2015. The decrease is related to lower royalty income from MMIT. This royalty agreement expires in August 2017.

Income taxes

In fiscal 2016 the income tax benefit for continuing operations had an effective tax rate of 30.1% as compared to an effective rate of 110.5% in fiscal 2015. Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets. The primary factors affecting the fiscal 2016 effective tax rate were non-deductible expenses, deferred tax adjustments and state income taxes.  As of the year ended June 30, 2015, the Company reduced the valuation allowance by $5,503,417. The change in the valuation allowance includes a $1,499,297 write-off of deferred tax assets against its corresponding valuation allowance. The write-off primarily pertains to a loss in tax benefit for net operating losses subject to limitation under federal tax law that preclude its utilization. In addition, during the fourth quarter of fiscal 2015, based on our consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the past three years and our positive outlook for taxable income in the future, the Company reevaluated its deferred tax asset. Based upon the guidance under ASC 740, we concluded that it was more likely than not that the Company would realize the benefit of such deferred tax assets. The portion of the valuation allowance release attributable to income in future years resulted in the recognition of a tax benefit of $2,892,000 in continuing operations in the fourth quarter of fiscal 2015.  The deferred tax asset will be realized against future income tax expense that would be payable in the absence of the net operating loss carryforwards. The Company still maintains a full valuation allowance on all foreign net operating losses in the amount of $628,730.

Fiscal years ended June 30, 2015 and 2014

Net sales

Net sales increased $5,144,143, or 30.2%, to $22,204,578 in fiscal 2015 from $17,060,435 in fiscal 2014, in part due to stronger demand for the Company’s products, particularly Consumables. Consumables revenue increased by 49.6% to $12,833,377 for the year ended June 30, 2015 compared with $8,579,137 in the prior year, principally from strong domestic sales. Equipment revenue increased by 10.5% to $9,371,201, compared with $8,481,298. The increase was the result of stronger international sales.

Gross profit

Gross profit increased to 67.2% in fiscal 2015 from 65.2% in fiscal 2014. The increase is primarily related to higher sales volume as well as a favorable product mix of higher margin product deliveries in fiscal 2015. The higher sales volume resulted in higher coverage of fixed expenses resulting in higher margins.

Selling expenses

Selling expenses increased $1,789,969 to $9,062,695 in fiscal 2015 from $7,272,726 in fiscal 2014. The increase is related to higher sales commissions of $560,371, higher salary expenses of $484,083 due to increased head count, higher depreciation expense of $233,833 due the increase in the number of demo units used for consignments in the field, higher travel expense of $218,143, higher consulting expenses of $188,475 and higher employee welfare and office expense of $92,426.

General and administrative expenses

General and administrative expenses increased $1,292,568 to $5,983,623 in fiscal 2015 from $4,691,055 in fiscal 2014. The increase is due to higher consulting expenses of $616,541 mainly as a result of a onetime expense related to the upgrade of the Company’s information and technology systems, higher non-cash compensation from the issuance of stock options of $410,365, higher investor relations expenses of $67,105, higher office expenses of $57,952, higher insurance expenses of $45,964, higher bonus and bank fee expenses of $55,264 and higher employment fees of $35,163.

Research and development expenses

Research and development expenses decreased $118,828 to $1,592,923 for fiscal 2015 from $1,711,751 for fiscal 2014. The decrease is due to lower product development material expenses of $70,035, lower consulting expenses of $48,151 and lower other expenses of $642.

Other income

Other income increased $528,189 to $4,234,363 in fiscal 2015 from $3,706,174 in fiscal 2014. The increase is related to higher royalty income from MMIT.

Income taxes

In fiscal 2015 and 2014 the income tax benefit for continuing operations had an effective tax rate of 110.5% as compared to income tax expense with an effective rate of .2% in fiscal 2014. Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets.  As of the year ended June 30, 2015, the Company reduced the valuation allowance by $5,503,417. The change in the valuation allowance includes a $1,499,297 write-off of deferred tax assets against its corresponding valuation allowance. The write-off primarily pertains to a loss in tax benefit for net operating losses subject to limitation under federal tax law that preclude its utilization. In addition, during the fourth quarter of fiscal 2015, based on our consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the past three years and our positive outlook for taxable income in the future, the Company reevaluated its deferred tax asset. Based upon the guidance under ASC 740, we concluded that it was more likely than not that the Company would realize the benefit of such deferred tax assets. The portion of the valuation allowance release attributable to income in future years resulted in the recognition of a tax benefit of $2,892,000 in continuing operations in the fourth quarter of fiscal 2015.  The deferred tax asset will be realized against future income tax expense that would be payable in the absence of the net operating loss carryforwards. The Company still maintains a full valuation allowance on all foreign net operating losses in the amount of $628,730.

Discontinued operations

The following represents the results of the Laboratory and Forensic Safety Products business along with legal and other expenses associated with Labcaire Systems Limited and Misonix HIFU Technologies Limited which are included in discontinued operations:

	For the years ended June 30,
	2016	2015	2014
Revenues	$-	$18,242	$19,901
Income from discontinued operations, before tax	$-	$18,242	$19,901
Gain on sale of discontinued operations	250,000	250,000	250,000
Income tax benefit/(expense)	(93,069)	(1,127)	(3,182)
Net income from discontinued operations, net of tax	$156,931	$267,115	$266,719

See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the nature of discontinued operations.

Liquidity and Capital Resources

Working capital at June 30, 2016 and 2015 was $15,982,000 and $18,289,000, respectively. For the fiscal year ended June 30, 2016, cash used in operations totaled $316,240, mainly due to the higher net loss, partially offset by lower accounts receivable. For the fiscal year ended June 30, 2016, cash used in investing activities totaled $604,560, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents. For the fiscal year ended June 30, 2016, cash provided by financing activities was $189,447. Cash provided by discontinued operations was $156,931.

The Company’s cash balance at December 31, 2016 was $12,766,120.

On October 25, 2016, the Company sold 761,469 shares of Common Stock in a private placement to Stavros G. Vizirgianakis, a director of the Company and its current Chief Executive Officer, at a price per share of $5.253, representing total cash proceeds to the Company of approximately $4.0 million. As of June 30, 2016, the Company had a cash balance of $9,049,327 and believes it has sufficient cash to finance operations for at least the next 12 months.

The Company maintains cash balances at various financial institutions. At June 30, 2016, these financial institutions held cash that was approximately $8,798,987 in excess of amounts insured by the Federal Deposit Insurance Corporation.

Relating to the FCPA matter described in Part I – Item 3 above, the Company has incurred approximately $1.5 million in investigative costs and is expected to incur additional costs until the matter is fully resolved. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

The Company has been receiving an annual MMIT royalty from MMIT which has averaged $3.7 million per year over the last three fiscal years. This royalty will end in August 2017.

Commitments

The Company has commitments under operating leases that will be funded from operating sources. At June 30, 2016, the Company’s contractual cash obligations and commitments relating to operating leases are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Operating leases	$343,949	$383,263	$8,569	$-	$735,781
Purchase commitments	2,507,125	-	-	-	2,507,125
	$2,851,074	$383,263	$8,569	$-	$3,242,906

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include net realizable value of inventories, valuation of intangible assets including amortization periods for acquired intangible assets, estimates of projected cash flows and discount rates used to value intangible assets and test goodwill and intangible assets for impairment, computation of valuation allowances recorded against deferred tax assets, and valuation of stock-based compensation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

We believe that the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our consolidated financial statements and require the more difficult subjective and complex judgments:

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or market. At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence. Our evaluation includes an analysis of historical sales levels by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities or quantities on hand, we adjust their carrying value to estimated net realizable value. If future demand or market conditions are lower than our projections, or if we are unable to rework excess or obsolete quantities into other products, we may record further adjustments to the carrying value of inventory through a charge to cost of product revenues in the period the revision is made.

Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. Our assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value and the value of the Company at the measurement date.

Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for our business, the useful lives over which cash flows will occur and determination of our weighted average cost of capital. We primarily utilize a discontinued cash flow model in determining the fair value which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment.

Income Taxes

The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; the Company's experience with tax attributes expiring unused; and tax planning alternatives. The likelihood that the deferred tax asset balance will be recovered from future taxable income is assessed at least quarterly, and the valuation allowance, if any, is adjusted accordingly.

Loss Contingencies

We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes, or shareholder actions. We accrue for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, if applicable, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters. Relating to the FCPA matter described in Part I – Item 3 above, the Company has incurred approximately $1.5 million in investigative costs and is expected to incur additional costs until the matter is fully resolved. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

Stock-Based Compensation

We recognize compensation expense associated with the issuance of equity instruments to employees for their services. Based on the type of equity instrument, the fair value is estimated on the date of grant using the Black-Scholes option valuation model, and is being expensed in the financial statements over the service period and is recorded in general and administrative expenses. The input assumptions used in determining fair value are the expected life, expected volatility, risk-free rate and expected dividend yield.

Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is permitted beginning in 2018. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures. The FASB has also issued the following additional guidance clarifying certain issues on revenue from contracts with customers: Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients and Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its financial statements.

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

In July 2015, the FASB issued ASU “Inventory (Topic 330).” The amendments in this update are effective for fiscal years beginning after December 2016. We are in the early stages of determining the impact of this standard on our financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes (Topic740)”. The amendments in this ASU require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The Company adopted ASU 2015-17 as of March 31, 2016 on a prospective basis in order to simplify the balance sheet classification of deferred taxes. Accordingly, the balance sheet for the period ended June 30, 2015 has been shown as previously reported.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2019. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its financial statements.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. We are in the early stages of determining the impact of this standard on our financial statements.

In August 2016, the FASB issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company beginning in fiscal 2019. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in “Item 3 – Legal Proceedings” in this 10-K, in April 2016, the Company’s management informed the Board of violations of Company policies and procedures and possible violations of laws and regulations, involving Michael A. McManus, the Company’s former President and Chief Executive Officer, and other Company personnel. Subsequently, in mid-May 2016, the Audit Committee of the Board of Directors initiated the Investigation of these matters. Special external counsel was retained and conducted the investigation with the assistance of an advisory firm with forensic accounting expertise. Mr. McManus’ employment with the Company ceased on September 2, 2016.

The Investigation resulted in the Company notifying the SEC and DOJ about possible violations of the FCPA and other internal controls matters. These possible violations of laws included knowledge of certain business practices of the independent Chinese entity that distributes the Company’s products in China, which practices raised questions under the FCPA.

The Investigation did not identify any financial loss to the Company and did not identify any material misstatements in the Company’s financial statements. However, as a result of the Company’s Investigation and related activities, it has incurred approximately $1.5 million of professional fees as of December 31, 2016 and has terminated the agreement with its former distributor in China, which was the Company’s largest customer during the prior three fiscal years. In addition, the Company could be subject to disgorgement, fines or penalties related to potential violations of the FCPA as described in “Item 3 – Legal Proceedings,” above.

In connection with the Investigation, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2016. Due to the material weaknesses in internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting”, our current CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level, as of June 30, 2016.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our CEO and our CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that a material weakness existed at June 30, 2016, as described below. In light of such material weakness, management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2016.

The Company did not have an effective control environment, risk assessment process, information and communication process and monitoring activities. These matters related to ineffective ethical governance, ineffective governance controls, and ineffectively implemented policies and procedures. The aggregation of issues identified within each of these areas resulted in the conclusion that a material weakness existed with respect to the “tone at the top” and effectiveness of governance within the Company. Specifically:

•	The Company failed to establish a tone at the top that demonstrated its commitment to integrity and ethical values.

•	The Company lacked effective controls and procedures to ensure that all members of management and Board members report to the full Board all possible illegal acts and violations of Company policy.

•	The Company lacked effective procedures and controls to ensure that all reimbursement requests are handled in a manner consistent with the Board’s authorizations and the Company’s policies and procedures.

•	The Company did not have effective information and communication and monitoring controls, including a robust whistleblower process, relating to the timely identification and communication of issues among financial reporting personnel, management, the Board, and the independent registered public accounting firm to enable appropriate analysis, financial reporting, and disclosure of such transactions.

The Company did not have effective information and communication and monitoring controls, including a robust whistleblower process, to ensure the timely identification and communication of issues to financial reporting personnel, management, and the Board, to enable appropriate financial reporting and disclosure of such transactions.

In addition, the Company did not properly supervise the preparation and review the calculation of its income tax provision and deferred tax asset. While this control deficiency did not result in a material misstatement of the Company’s financial statements, it could have resulted in misstatements of the aforementioned accounts and disclosures that would not be prevented or detected in a timely manner. Accordingly, our management concluded that this control deficiency also constitutes a material weakness.

The identified control deficiencies did not result in any material misstatements in the Company’s financial statements. However, these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, we concluded that the control deficiencies represented material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2016.

The independent registered public accounting firm, Grant Thornton LLP, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of June 30, 2016. Grant Thornton LLP’s report appears in Item 8 of this 10-K.

Remediation of Material Weakness

The Company continues to work to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board and management take internal control over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to establishing and maintaining strong and effective internal control over financial reporting and addressing the tone at the top concerns that contributed to the material weakness identified. None of these remediation steps had taken place as of June 30, 2016. The following actions and plans will be or have been implemented during the fiscal 2017 year:

•	The Board replaced Mr. McManus effective September 2, 2016 with our then interim and now current CEO, Stavros G. Vizirgianakis. In addition, on September 13, 2016, the Board appointed Joseph P. Dwyer as the Company’s interim CFO, reporting to the Company’s new CEO and the Audit Committee of the Board. On that date, Richard A. Zaremba ceased serving as the Company’s Senior Vice President and CFO and was appointed Senior Vice President, Finance, while remaining as the Company’s Secretary and Treasurer.

•	In November 2016, the Company hired an Interim Chief Compliance Officer who reports directly and regularly to the CEO and the Chairman of the Audit Committee. The Interim Chief Compliance Officer is implementing an improved documentary framework, focusing initially on FCPA compliance and working with the Company’s sales and marketing personnel.

•	The Board, as recommended by the Interim Chief Compliance Officer, reconstituted the Company’s internal compliance committee to include the entire senior management team, with the Chief Compliance Officer as Chair and the sales and marketing officers as non-voting members. This action was designed in part to ensure that all members of senior management report all possible illegal acts.

•	The Company reconstituted the membership of its Board committees. T. Guy Minetti, former Chairman of our Audit Committee, resigned from the Board on December 15, 2016.

•	The Board reviewed and updated its Committee charters to provide, among other things, a more robust and structured governance process.

•	The Company updated its Code of Conduct and Ethics and implemented a toll-free whistleblower hotline that is reported directly to the Chairman of the Audit Committee. In addition, the Company has increased communication and will increase training to employees regarding the ethical values of the Company and the requirement to comply with laws, rules, regulations, and Company policies, including the Code of Conduct and Ethics, and the importance of accurate and transparent financial reporting.

•	Under the supervision of the Board, the Company will emphasize to key leadership the importance of setting appropriate tone at the top and of appropriate behavior with respect to accurate financial reporting, compliance with laws, and adherence to the Company’s internal control over financial reporting framework and accounting policies.

•	The Company terminated the agreement with its former independent distributor of its products in China.

•	The Company is amending distribution agreements with its international distributors to add more fulsome provisions regarding compliance with laws, including compliance with the FCPA and other applicable anti-bribery provisions.

•	The Company is instituting a more robust screening process for its independent distributors with respect to legal compliance, including compliance with the FCPA and other applicable anti-bribery provisions.

•	The Company is implementing a regularly recurring risk assessment process focused on identifying and analyzing risks of financial misstatement due to error and/or fraud, including management override of controls.

•	The Company is updating its policies and procedures to ensure the proper processing of transactions with senior executives, and to enhance the review and approval for these types of transactions and ensure their proper disclosure, and will train relevant employees on such updated policies.

•	We have engaged a third-party expert consulting firm specializing in tax and technical accounting and financial reporting issues to assist our management with the review of our tax provisions and the accounting treatment and the financial reporting and disclosure of complex and non-recurring transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, subsequent to June 30, 2016, the Company began the process of enhancing existing controls and designing and implementing additional controls and procedures in response to the material weaknesses.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The Company currently has five Directors (the “Board”). Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company as of December 31, 2016:

			Director
Name	Age	Principal Occupation	Since

John W. Gildea	73	Director	2004

Dr. Charles Miner III	65	Director	2005

Stavros G. Vizirgianakis	45	Chief Executive Officer and Director	2013

Patrick A. McBrayer	65	Director	2014

Thomas M. Patton	53	Director	2015

Joseph P. Dwyer	60	Interim Chief Financial Officer	-

Richard A. Zaremba	61	Senior Vice President, Secretary and Treasurer	-

Robert S. Ludecker	49	Senior Vice President, Global Sales and Marketing	-

Dan Voic	54	Vice President of Research and Development and Engineering	-

Joseph J. Brennan	53	Vice President of Operations	-

John J. Salerno	61	Vice President of Quality and Regulatory Affairs	-

Michael L. Consilvio	53	Vice President of Marketing (1)	-

Christopher H. Wright	42	Vice President of Domestic Sales	-

(1)	Resigned in January 2017

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

Dr. Charles Miner III currently practices internal medicine in Darien, Connecticut. Dr. Miner is on staff at Stamford and Norwalk Hospitals and since 1982 has held a teaching position at Columbia Presbyterian Hospital. Dr. Miner received his M.D. from the University of Cincinnati College of Medicine in 1979 and received a Bachelor of Science from Lehigh University in 1974. Dr. Miner is an experienced physician and teacher in the medical field.  He serves on the board of The Stamford Hospital Foundation Board.  The Board believes his experience as a medical doctor and his corporate experience qualifies him to serve as a Director.

Stavros G. Vizirgianakis became the Company’s Interim Chief Executive Officer in September 2016 and permanent Chief Executive Officer in December 2016. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Ascendis Health. In that capacity, Mr. Vizirgianakis acted as a distributor of the Company’s products. See “Transactions with Related Persons”. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis also served on the board of Tenaxis Medical and is a strategic investor and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a degree in commerce from the University of South Africa. The Board believes Mr. Vizirgianakis’ industry knowledge, sales and marketing experience and his vast international business relationships qualify him to serve as a Director.

Patrick A. McBrayer has served since January 2016 as President and Chief Executive Officer of ACell Corporation, a surgery and wound care company. Mr. McBrayer previously served as President and Chief Executive Officer and as a director of privately-held AxioMed Spine Corporation (“AxioMed”) from February 2006 to January 2015. AxioMed is a medical device company focused on restoring the natural function of the spine. Prior to joining AxioMed, he held positions with Xylos Corporation (medical biomaterials); Exogen, Inc. (treatment of musculoskeletal injury and disease); Osteotech, Inc. (tissue technology); and Johnson and Johnson Products, Inc. (healthcare products). Mr. McBrayer holds a B. S. in General Engineering from the United States Military Academy. The Board believes Mr. McBrayer’s industry knowledge and experience as a CEO qualifies him to serve as a Director.

Thomas M. Patton has served as President and Chief Executive Officer of CAS Medical Systems, Inc. (“CASMED”) and as a member of the CASMED Board of Directors since August 2010. He previously served as the CEO of Wright Medical Group, an orthopedic device company, located in Memphis, Tennessee, and as President of Novametrix Medical Systems, a patient-monitoring company, located in Wallingford, Connecticut. From 2003 to 2010, Mr. Patton acted as an advisor to the healthcare-focused private equity group of Ferrer Freeman & Company and, in that capacity, served as the interim CEO of Informed Medical Communications on a part-time basis in 2006 and 2007. Mr. Patton is a co-founder and CEO of QDx, Inc., a start-up company that developed a platform for hematology diagnostics beginning in 2003. Mr. Patton attended The College of the Holy Cross, where he majored in Economics and Accounting. After graduating magna cum laude from Georgetown University Law Center, Mr. Patton worked at the law firm of Williams & Connolly in Washington, D.C. Thereafter, he joined Wright Medical Group as its General Counsel where he served in various executive roles until being appointed CEO. The Board believes Mr. Patton’s industry knowledge and experience qualify him to serve as a director.

Joseph P. Dwyer has served as the Company’s Interim Chief Financial Officer since September 2016. From June 2015 to the present, Mr. Dwyer has provided financial consulting and advisory services to various companies. Prior thereto, from November 2012 until June 2015, he was Chief Financial Officer of Virtual Piggy, Inc., a publicly-traded technology company (“Virtual Piggy”). Prior to joining Virtual Piggy, Mr. Dwyer served as chief financial officer of OpenLink Financial, Inc., a privately held company, which provides software solutions for trading and risk management in the energy, commodity, and capital markets. During 2011 and 2012, Mr. Dwyer was a member of the board of directors and chairman of the audit committee and served as interim chief administrative officer of Energy Solutions International, Inc., a privately-held company providing pipeline management software to energy companies and pipeline operators.

From 2010 through 2011, Mr. Dwyer served as chief administrative officer of Capstone Advisory Group, LLC, a privately- held financial advisory firm providing corporate restructuring, litigation support, forensic accounting, expert testimony and valuation services. Mr. Dwyer served as a consultant to Verint Systems, Inc., a software company listed on the NASDAQ Global Market, from 2009 through 2010, assisting with SEC reporting and compliance. From 2005 through 2009, Mr. Dwyer served as chief financial officer and executive vice president of AXS-One Inc., a publicly traded software company. During 2004, Mr. Dwyer served as chief financial officer of Synergen, Inc., a privately held software company providing energy technology to utilities. Prior to 2004, Mr. Dwyer also served as chief financial officer and executive vice president of Caminus Corporation, an enterprise application software company that was formerly listed on the NASDAQ National Market, chief financial officer of ACTV, Inc., a digital media company that was formerly listed on the NASDAQ National Market, and chief financial officer of Winstar Global Products, Inc., a manufacturer and distributor of hair care, bath and beauty products until its acquisition by Winstar Communications, Inc. in 1995 when Mr. Dwyer went on to serve as senior vice president, finance of Winstar Communications. Mr. Dwyer received his BBA in Accounting from the University of Notre Dame in 1978 and is licensed as a Certified Public Accountant in the State of New York.

Richard A. Zaremba became Senior Vice President in 2004. He became Vice President and Chief Financial Officer in February 1999 and in September 2016, he became Senior Vice President. From March 1995 to February 1999, he was the Vice President and Chief Financial Officer of Converse Information Systems, Inc., a manufacturer of digital voice recording systems. Previously, Mr. Zaremba was Vice President and Chief Financial Officer of Miltope Group, Inc., a manufacturer of electronic equipment. Mr. Zaremba is a licensed certified public accountant in the state of New York and holds BBA and MBA degrees in Accounting from Hofstra University.

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

Michael L. Consilvio became Vice President of Marketing in July 2015. Prior to joining the Company, Mr. Consilvio served from 2008 to 2015, most recently in the position of Director of International Commercializations, with Biomet Spine. From 2007 - 2008 Mr. Consilvio held the position of worldwide director of Marketing and Medical Education with Small Bone Innovations. From 2004 - 2007 he held the position of Group Product Director for the Musculoskeletal Transplant Foundation. Prior to 2004, Mr. Consilvio held positions with various organizations in the Orthopedics field. Mr. Consilvio holds a Masters degree in Corporate Finance from Fairleigh Dickinson University and a Bachelor’s Degree in Economics from the State University of New York at Oneonta.

Christopher H. Wright became Vice President of Domestic Sales in July 2015. Prior to joining the Company, Mr. Wright served from 2011 to 2013 in the position of Senior Business Director with Wright Medical/BioMimetics, LLC. From 2007 – 2011 Mr. Wright held the position for Regional Manager with Small Bone Innovations. From 2005 – 2007 he held the position of Territory business manager with Baxter Healthcare. Prior to 2005, Mr. Wright was an independent sales representative. Mr. Wright holds a Bachelor of Arts degree in Business Administration from Xavier University of New Orleans in Louisiana.

Executive officers are elected annually by, and serve at the discretion of, the Board.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons, complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2016.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has made the Code of Ethics available on its website at www.MISONIX.com .

Director Nomination Process

The process followed by the Nominating and Governance Committee to identify and evaluate director candidates includes requests to the members of our board of directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Governance Committee and our board of directors.

While we do not have a formal diversity policy for board membership, we look for potential candidates that help ensure that the board of directors has the benefit of a wide range of attributes, including cultural, gender, ethnic and age diversity and experience in industries beyond healthcare. We also look for financial oversight experience, financial community experience and a good reputation within the financial community; business management experience and the potential to succeed top management in the event board intervention is necessary on an unexpected basis; business contacts, business knowledge and influence that may be useful to our businesses; and knowledge about our industry and technologies.

Our board of directors does not currently prescribe any minimum qualifications for director candidates; however, the Nominating and Governance Committee will take into account a potential candidate’s experience, areas of expertise and other factors relevant to the overall composition of our board of directors.

Shareholders may recommend individuals to the Nominating and Governance Committee for consideration as potential director candidates by submitting the names of the candidate(s), together with appropriate biographical information and background materials and a statement as to whether the shareholder or group of shareholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating and Governance Committee, Attn: Corporate Secretary, Misonix, Inc., 1938 New Highway, Farmingdale, New York 11735. Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Governance Committee will evaluate shareholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Audit Committee

The Company has a separately-designated standing Audit Committee. The members of the Audit Committee are Messrs. Patton, Gildea and McBrayer. The Board of Directors has determined that each member of the Audit Committee is “independent” not only under the Corporate Governance Requirements applicable to Nasdaq-listed companies but also within the definition contained in a final rule of the SEC. Furthermore, the Board of Directors has determined that Mr. Gildea and Mr. Patton are “audit committee financial experts” within the definition contained in a final rule adopted by the SEC.

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

Base Salaries

Base salaries paid to executives are intended to attract and retain highly talented individuals. In setting base salaries, individual experience, individual performance, the Company’s performance and job responsibilities during the year are considered. Executive salaries are reconciled by Human Resources and evaluated against local companies of similar size and nature. During the fiscal year ended June 30, 2016, Mr. Ludecker, Voic and Zaremba each received base salary increases of 3% based on performance.

Annual Bonus Plan Compensation

The Compensation Committee of the Board approves annual performance-based compensation. The purpose of the annual bonus-based compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendations from the Chief Executive Officer, are evaluated and approved by the Compensation Committee for all management employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula and are discretionary. The Chief Executive Officer’s bonus compensation is derived from the recommendation of the Compensation Committee based upon the Chief Executive Officer’s performance and Company performance but is not based on a specific formula and is discretionary. During the fiscal year ended June 30, 2016, bonuses based on performance in the fiscal 2015 year were paid to executive officers as follows: $100,000 to Mr. McManus, $25,000 to Mr. Zaremba, $45,000 to Mr. Ludecker and $20,000 to Mr. Voic.

Stock Option Awards

Stock option awards are intended to attract and retain highly talented executives, to provide an opportunity for significant compensation when overall Company performance is reflected in the stock price and to help align executives’ and shareholders’ interests. Stock options are typically granted at the time of hire to key new employees and annually to a broad group of existing key employees, including executive officers. We have adopted a number of equity compensation plans governing the grant of such stock options. All of our equity compensation plans have been approved by our shareholders. See “Stock Options” below for a description of our existing plans.

Annual option grants to executive officers are made at the discretion of the Board and may be in the form of incentive stock options (“ISOs”) up to the fullest extent permitted under tax laws, with the balance granted in the form of nonqualified stock options. The option grants are subject to the terms of the relevant plan. ISOs have potential income tax advantage for executives if the executive disposes of the acquired shares after satisfying certain holding periods. Tax laws provide that the aggregate grant at date of grant for market value of ISOs that become exercisable for any employee in any year may not exceed $100,000.

Our current standard vesting schedule for all employees is 25% on the first anniversary of the date of grant, 25% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. We have on occasion issued options that have two year vesting to employees.

The number of stock options granted in fiscal 2016 to the named executive officers, and their estimated fair value, were as follows:

Named Executive Officer	Grant Date	Number of Options Granted	Estimated Fair Value of Awards at Grant Date

Michael A. McManus, Jr.	8/19/2015	50,000	$259,715

Robert S. Ludecker	8/18/2015	30,000	$110,379

Richard A. Zaremba	8/18/2015	30,000	$110,379

Dan Voic	8/18/2015	35,000	$128,776

Christopher H. Wright	8/18/2015	15,000	$55,190

The stock options awarded in August 2015 had an exercise price of $9.38 (which was equal to the average of the opening and closing market price per share of our stock on the date of grant). The stock options awarded in August 2015 to Mr. McManus had the average price of $9.60 (which was equal to the average of the opening and closing market price per share of the stock on the date of grant).

All stock options in the above table provide for vesting at 25% per year on the first four year anniversary dates of the grant date, with a stated expiration date of ten years after grant.

Other Annual Compensation and Benefits

Although direct compensation, in the form of salary, non-equity incentive awards and long-term equity incentive awards provide most of the compensation to each Executive Officer, we also provide for the following items of additional compensation:

•	Retirement savings are provided by a 401(k) plan, in the same manner to all U.S. employees. This plan includes an employer matching contribution of 10% which is intended to encourage employees (including the chief executive officer) to save for retirement.

•	Health, life and disability benefits are offered to our executive officers in the same manner to all of our U.S. employees. We provided additional life insurance, long term care policies and certain transportation expenses for our chief executive officer and each of our executive officers.

Transportation expenses are provided to executive officers, primarily in the form of an automobile allowance except for our chief executive officer. Our former chief executive officer had the use of a Company provided automobile with driver.

Compensation Committee Report

Our Compensation Committee has furnished the following report. The information contained in the “Compensation Committee Report” is not deemed to be “soliciting material” or the be “filed” with the SEC, nor is such information to be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference in to such filings.

Our Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K of the Securities Act with management. Based on such review and discussion, our Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for filing with the SEC.

Compensation Committee

Patrick McBrayer
Charles Miner, III
Thomas Patton

Compensation Committee Interlocks and Insider Participation

During fiscal 2016, Messrs. Gildea, Miner and our former director, T. Guy Minetti served as members of our Compensation Committee. No Member of our Compensation Committee is or was during fiscal year 2016 an employee or an officer of Misonix or its Subsidiaries.

Grants of Plan Based Awards

The following table presents non-equity and equity awards granted to the named executive officers in fiscal year 2016.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2016

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options	(1) Exercise or Base price of Option Awards ($/Share)	(2) Grant Date Fair Value of Stock and Option Awards ($)

Michael A. McManus, Jr.	8/19/15	50,000	$9.60	$259,715

Robert S. Ludecker	8/18/15	30,000	$9.38	$110,379

Richard A. Zaremba	8/18/15	30,000	$9.38	$110,379

Dan Voic	8/18/15	35,000	$9.38	$128,776

Christopher H. Wright	8/18/15	15,000	$9.38	$55,190

(1)	Stock option awards were issued August 18, 2015 pursuant to our 2014 Employee Equity Incentive Plan except for Mr. Ludecker who was awarded from the 2012 Employee Equity Incentive Plan. Stock Option Awards were issued August 19, 2015 pursuant to our 2014 Employee Equity Incentive Plan. All stock options in the above table provide for vesting at 25% per year on the first four year anniversary dates of the grant date, with a stated expiration date of ten years after grant.

(2)	This amount represents the Black-Scholes computation as of that date of award.

Stock Option Exercises

The following table shows stock option exercises during fiscal 2016 by the named executive officers.

OPTION EXERCISES IN FISCAL 2016

		Number of	(1)
Name of Executive Officer	Exercise Date	Shares Acquired On Exercise	Value Realized On Exercise

Michael A. McManus, Jr.	6/30/2016	20,000	$65,200

Richard A. Zaremba	10/30/2015	36,250	$250,738

Dan Voic	9/14/2015	5,000	$14,550

(1)	Amounts reflect the difference between the exercise price of the options and the market value of the shares acquired upon exercise. Market values are based on the closing price per share of our Common Stock on the NASDAQ Global Market on the date of exercise.

Summary of Potential Payments Upon Termination or Following a Change-In-Control

Severance Agreement and Severance Payments

Except for our former Chief Executive Officer Michael A. McManus, Jr., we did not have severance agreements with any of our Executive Officers during fiscal 2016. As described below under “- Employment and Severance Agreements,” we subsequently entered into a Retirement Agreement and General Release with Mr. McManus governing the terms of his retirement from the Company and entered into severance letter agreements with Mr. Zaremba and Mr. Ludecker that provide for payment of twelve (12) months annual base salary upon certain employment termination events.

Change-in-Control and Change-in-Control Payments

In the event of a change-in-control, we are required to make certain change-in-control payments to Mr. Zaremba, Mr. Ludecker, and Mr. Voic under the terms of the change-in-control agreements. The agreements provide for twelve (12) months base salary upon change in control of the Company. These amounts currently represent $236,260, $267,800 and $182,781, respectively. In addition, unvested options granted to Mr. Zaremba, Mr. Ludecker and Mr. Voic would vest upon a change-in-control. Assuming the change-in-control occurred on June 30, 2016, the value of unvested options is $382,585, $825,887 and $370,975, respectively.

Employment and Severance Agreements

Vizirgianakis Employment Agreement

On December 15, 2016, the Company entered into an Employment Agreement (the “Vizirgianakis Agreement”) with Stavros G. Vizirgianakis pursuant to which Mr. Vizirgianakis serves as the Company’s full time President and Chief Executive Officer. Mr. Vizirgianakis had been serving on an unpaid basis as interim Chief Executive Officer of the Company since September 2, 2016. Mr. Vizirgianakis continues to serve as a member of the Company’s Board of Directors.

Pursuant to the Vizirgianakis Agreement, Mr. Vizirgianakis’ initial term of employment runs through September 13, 2019, provided that the term shall be automatically renewed and extended for consecutive one (1) year renewal terms, unless either party sends to the other party a notice of non-renewal at least ninety (90) days prior to the expiration of the initial term or any then-current renewal term. Mr. Vizirgianakis will receive an annual base salary of not less than three hundred sixty thousand dollars ($360,000) per annum, subject to review by the Board at least annually for increase but not for decrease. Mr. Vizirgianakis is also eligible to receive annual bonuses in the discretion of the Board. The Vizirgianakis Agreement also provides for a one-time $10,000 moving allowance and reimbursement of counsel fees relating to visa matters and the negotiation of the Vizirgianakis Agreement. If the Company terminates Mr. Vizirgianakis’ employment without cause (as defined in the Vizirgianakis Agreement), the Company provides a notice of non-renewal, or Mr. Vizirgianakis terminates his employment for good reason (as defined in the Vizirgianakis Agreement), Mr. Vizirgianakis shall be entitled to receive (i) a lump-sum cash payment from the Company in an amount equal to one and one-half (1.5) times the annual base salary as is in effect immediately prior to the date of such termination, and (ii) continuation of all employee benefits and fringe benefits to which he was entitled under the Vizirgianakis Agreement immediately prior to such termination of employment for a period of eighteen (18) months following the termination of employment. The Vizirgianakis Agreement also contains non-competition and non-solicitation covenants from Mr. Vizirgianakis during the term of employment and for a period of 18 months thereafter.

In conjunction with the execution of the Vizirgianakis Agreement, Mr. Vizirgianakis received grants of an aggregate of 400,000 shares of restricted stock pursuant to the Company’s 2014 Employee Equity Incentive Plan (the “Plan”) as follows: (i) a grant of 134,000 shares vesting in five equal installments on September 1, 2017, 2018, 2019, 2020 and 2021; (ii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the third anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $35,000,000 and (B) the closing price of the Company’s Common Stock is at least $10.50 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days; and (iii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the fifth anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $48,000,000 and (B) the closing price of the Company’s Common Stock is at least $13.00 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days. The aforementioned performance grants will vest on a change of control in accordance with the Plan only if the applicable share price threshold is met in such transaction.

McManus Employment Agreement

On May 22, 2015, the Employment Agreement, dated July 1, 2014, by and between Michael A. McManus, Jr. and the Company was mutually terminated and replaced by a new Employment Agreement whereby Mr. McManus continued to serve as the Company's President and Chief Executive Officer (the "McManus Agreement"). The McManus Agreement, effective as of May 22, 2015, had an initial term expiring June 30, 2017 and would renew for successive one-year periods thereafter unless terminated by either party not less than ninety (90) days prior to the end of the then-current term. The McManus Agreement provided for an annual base salary of (i) $299,000 through June 30, 2015 and (ii) $325,000 commencing July 1, 2015, and an annual bonus based on Mr. McManus' achievement of annual goals and objectives as determined by the Compensation Committee of the Company's Board of Directors. Mr. McManus also received a one-time grant of options to purchase 100,000 shares of Common Stock at an exercise price of $11.88 per share (the “McManus Options”). The McManus Options vest in their entirety on June 30, 2017.

Mr. McManus was entitled under the McManus Agreement to participate in any plans and programs made available to the executive employees of the Company generally.

The Company could terminate the McManus Agreement for cause (as defined in the McManus Agreement). Mr. McManus could terminate the McManus Agreement for good reason (as defined in the McManus Agreement). If Mr. McManus terminated the McManus Agreement for good reason, the Company was required to (i) pay him an amount equal to two times his total compensation (annual base salary plus bonus) at the highest rate paid him at any time during the aggregate time he has been employed by the Company, payable in a lump sum within sixty days of termination of employment, and (ii) pay premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months.

Mr. McManus was entitled to severance pay and benefits if he terminated his employment with the Company following a Change in Control (as defined in the McManus Agreement), to provide him with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes shareholder value. Severance pay and benefits were triggered upon (i) his Involuntary Termination without Cause (as defined in the McManus Agreement) for a reason other than death or Disability (as defined in the McManus Agreement) or (ii) as a result of a Constructive Termination (as defined in the McManus Agreement) which in either case occurs: (x) during the period not to exceed twenty-four (24) months after the effective date of a Change in Control, or (y) before the effective date of a Change in Control, but after the first date on which the Board of Directors and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of a Change in Control.

In the event that pay and benefits are so triggered, Mr. McManus (A) was entitled to receive severance pay in an amount equal to two (2) times the sum of (a) his annual base pay and (b) bonus at the highest rate paid him for any fiscal year during the aggregate period of his employment by the Company, payable in cash in a lump sum; the payment of premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months; (B) had the right, for a period of (i) ninety (90) days for stock options granted under any of the Company's Employee Stock Option Plans adopted prior to 2005 and (ii) two (2) years for stock options granted under the Company's 2005 Employee Equity Incentive Plan, 2009 Employee Equity Incentive Plan, 2014 Employee Equity Incentive Plan and any plan adopted after the effective date of the McManus Agreement, following his Termination Date (as defined in the McManus Agreement) to exercise the options to the extent such options were otherwise vested and exercisable as of the Termination Date under the terms of the applicable stock option McManus Agreement(s) and plan(s); and (C) would vest in all unvested stock option grants with respect to options granted after July 1, 2012.

Mr. McManus also agreed in the McManus Agreement to an eighteen month post-termination covenant not-to-compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

The Company and Mr. McManus had previously entered into two letter agreements (the "Letter Agreements") providing for the exercise of vested options by Mr. McManus (i) for a ninety (90) day period after his retirement with respect to stock options granted under certain of the Company's stock option plans and (ii) for two (2) years after Mr. McManus terminated his employment with the Company in the event of a Change-in-Control (as defined in the applicable stock option plans) and he was eligible for the severance benefits provided for by the McManus Agreement. The Company and Mr. McManus entered into a letter agreement to confirm that the terms and conditions of the Letter Agreements continue to be in full force and effect and apply to the McManus Agreement.

Assuming a Change in Control occurred on June 30, 2016, Mr. McManus would have received (i) salary and bonus of $900,000; (ii) perquisites of $40,000 and (iii) the value of unvested stock options of $78,707.

McManus Retirement Agreement

On August 26, 2016, the Company and Mr. McManus entered into a Retirement Agreement and General Release (the “Retirement Agreement”). Pursuant to the Retirement Agreement, on September 2, 2016 Mr. McManus resigned as a Director and the Chairman of the Board of Directors of the Company and retired as President and Chief Executive Officer of the Company. Pursuant to the Retirement Agreement, which supersedes the McManus Agreement and letter agreements dated May 22, 2015, July 1, 2012 and July 1, 2012, respectively, the Company agreed to (i) pay Mr. McManus’ salary through June 30, 2017 at the current level; (ii) continue to pay premiums for Mr. McManus’ and his dependents’ coverage under the Company’s medical, dental, vision, hospitalization, long term care and life insurance coverage through June 30, 2017 at the current levels upon timely election by Mr. McManus under the law informally known as COBRA; and (iii) extend the exercisability of previously granted and currently vested options to purchase shares of the Company’s Common Stock through June 30, 2017. In addition, Mr. McManus had continued use of the vehicle provided him pursuant to the McManus Agreement through December 31, 2016.

The Retirement Agreement provides for customary releases by both the Company and Mr. McManus as well as customary provisions concerning confidentiality, non-disparagement and cooperation.

The Retirement Agreement also provides that through June 30, 2017, upon request of the Company’s (i) Board of Directors or (ii) President and Chief Executive Officer, Mr. McManus will consult with the Company for up to ten (10) hours per month without compensation therefor except for reimbursement of reasonable travel expenses.

Mr. McManus shall continue to be entitled to indemnification to the extent permitted to him by the Company’s By-Laws and Certificate of Incorporation. The Company has also agreed to maintain directors’ and officers’ liability insurance for Mr. McManus’ benefit, if any, that shall be no less favorable to him than such insurance made available to or for the benefit of former directors or officers of the Company.

Dwyer Consulting Agreement

On September 13, 2016, the Company appointed Joseph Dwyer as the Company’s interim Chief Financial Officer, reporting to the Company’s Chief Executive Officer and Audit Committee. The Company entered into a Consulting Agreement, dated September 13, 2016, with Dwyer Holdings LLC (“Dwyer Co.”) to provide Mr. Dwyer’s services to the Company (the “Dwyer Agreement”). The Dwyer Agreement is in effect for a one (1) year period, cancellable by either party upon five (5) days’ notice any time after the initial two (2) months of the term. Dwyer Co. will be paid $30,000 per month for Mr. Dwyer’s services. On October 25, 2016, the Company entered into Amendment No. 1 to Consulting Agreement (the “Amendment”) with Dwyer Holdings LLC. The Amendment amends the Dwyer Agreement solely to: (i) require that the Company provide Mr. Dwyer with coverage under its directors’ and officers’ liability policy that is no less favorable than the coverage then provided to any other present or former executive, officer or director of the Company during the term of the Dwyer Agreement and for a period of at least five years thereafter and (ii) provide that should Mr. Dwyer be required or requested by the Company to provide documentary evidence or testimony in connection with any claim or legal matter arising from or connected with the services provided under the Dwyer Agreement, the Company shall pay all reasonable expenses (including fees of legal counsel) in complying therewith and, following the term of the Dwyer Agreement, $400 per hour for sworn testimony or preparation therefor payable in advance.

Executive Severance Agreements

On September 15, 2016, the Company and Richard A. Zaremba, Senior Vice President – Finance, entered into a letter agreement (the “Zaremba Agreement”) which provides that in the event (i) Mr. Zaremba’s employment with the Company is terminated by the Company on or before September 15, 2018 for any reason other than for Cause (as defined in the Zaremba Agreement), the Company will pay him a one-time additional compensation equal to twelve (12) months annual base salary and (ii) of a Change in Control of Misonix (as defined in the Zaremba Agreement) and his employment by the Company or the acquiring company ceases (x) involuntarily or (y) voluntarily in accordance with the terms of the Zaremba Agreement, Mr. Zaremba will be entitled to a one-time additional compensation equal to twelve (12) months annual base salary. The Zaremba Agreement contains standard provisions regarding (i) execution of a release and covenant not to sue; (ii) cooperation; (iii) confidentiality; (iv) non-competition; (v) non-solicitation; and (vi) non-disparagement.

On September 15, 2016, the Company and Robert S. Ludecker, Senior Vice President, Global Sales and Marketing, entered into a letter agreement (the “Ludecker Agreement”) which provides that in the event (i) Mr. Ludecker’s employment with the Company is terminated by the Company on or before September 15, 2018 for any reason other than for Cause (as defined in the Ludecker Agreement), the Company will pay him a one-time additional compensation equal to twelve (12) months annual base salary and (ii) of a Change in Control of Misonix (as defined in the Ludecker Agreement) and his employment by the Company or the acquiring company ceases (x) involuntarily or (y) voluntarily in accordance with the terms of the Ludecker Agreement, Mr. Ludecker will be entitled to a one-time additional compensation equal to twelve (12) months annual base salary. The Ludecker Agreement contains standard provisions regarding (i) execution of a release and covenant not to sue; (ii) cooperation; (iii) confidentiality; (iv) non-competition; (v) non-solicitation; and (vi) non-disparagement.

Tax deductibility of Executive Compensation

Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2016, there was no executive officer’s compensation that exceeded $1,000,000.

Summary of Compensation

The table and footnotes below describe the total compensation paid for fiscal years ended June 30, 2016, June 30, 2015, and June 30, 2014 to the "named executive officers," who are Michael A. McManus, Jr. (the Company's principal executive officer during fiscal 2016), Richard A. Zaremba (the Company's principal financial officer during fiscal 2016), and the three other most highly compensated individuals who were serving as executive officers of the Company on June 30, 2016, the last day of the fiscal year.

					All
Name	Fiscal year				Other
and Principal	Ended			Option	Compen-
Position	June 30,	Salary ($)	Bonus ($)	Awards ($)	sation ($)		Total ($)

Michael A. McManus, Jr.	2016	325,000	100,000	259,715	99,730	(3)	784,445
President and Chief	2015	290,008	100,000	1,314,695	96,291		1,800,994
Executive Officer (1)	2014	288,915	100,000	469,575	91,177		949,667

Richard A. Zaremba	2016	232,819	25,000	110,379	10,081	(4)	378,279
Senior Vice President,	2015	226,038	20,000	178,374	10,731		435,143
Chief Financial Officer,	2014	219,455	25,000	150,264	10,081		404,800
Secretary and Treasurer (2)

Robert S. Ludecker	2016	263,900	45,000	110,379	8,194		427,473
Senior Vice President-Medical	2015	215,098	40,000	748,751	8,376		1,012,225
Global Sales and Marketing	2014	203,000	-	37,566	7,632		248,198

Dan Voic	2016	180,119	20,000	128,776	11,885	(5)	340,780
Vice President of	2015	174,873	15,000	208,103	12,147		410,123
Research and Development	2014	169,375	15,000	131,481	11,125		326,981
and Engineering

Christopher H. Wright	2016	296,300	-	55,190	7,646		359,136
Vice President - U. S. Sales	2015	248,000	-	59,458	8,246		315,704
	2014	-	-	-	-		-

(1)	Mr. McManus retired from the Company effective September 2, 2016.
(2)	On September 13, 2016, Mr. Zaremba (i) ceased serving as the Company’s Senior Vice President and Chief Financial Officer and (ii) was appointed Senior Vice President, Finance of the Company. He remains the Company’s Secretary and Treasurer.
(3)	Includes $82,303 of expenses for a Company-owned automobile and a driver, $14,655 of life insurance benefits, and $2,772 of long term care insurance coverage.
(4)	Includes a $7,800 car allowance and $2,281 of life and long term care insurance coverage.
(5)	Includes a $10,635 car allowance and toll reimbursements and $1,250 of life and long term care insurance coverage.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held as of June 30, 2016 by our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael A. McManus, Jr.
	55,000	-		1.91	11/04/18
	50,000	-		2.44	09/09/19
	75,000	-		1.82	09/07/20
	100,000	-		2.19	09/13/21
	89,025	29,675	(1)	2.96	09/13/22
	4,725	1,575	(2)	6.18	12/05/22
	62,500	62,500	(3)	4.68	09/10/23
	31,250	93,750	(4)	7.67	09/09/24
	-	100,000	(5)	11.88	05/22/25
	-	50,000	(6)	9.60	08/19/25

Richard A. Zaremba
	-	10,000	(1)	2.96	09/13/22
	-	20,000	(3)	4.68	09/10/23
	-	22,500	(4)	7.67	09/09/24
	-	30,000	(7)	9.38	08/18/25

Robert S. Ludecker
	5,000	5,000	(3)	4.68	09/10/23
	8,750	26,250	(4)	7.67	09/09/24
	-	80,000	(8)	12.77	05/14/25
	-	30,000	(7)	9.38	08/18/25

Dan Voic
	7,500	-		2.19	09/13/21
	8,750	8,750	(1)	2.96	09/13/22
	8,750	17,500	(3)	4.68	09/10/23
	8,750	26,250	(4)	7.67	09/09/24
	-	35,000	(7)	9.38	08/18/25

Christopher H. Wright	2,500	7,500	(4)	7.67	09/09/24
	-	15,000	(7)	9.38	08/18/25

(1)	Options issued 09/13/12 and vest equally over 4 years.

(2)	Options issued 12/05/12 and vest equally over 4 years.

(3)	Options issued 09/10/13 and vest equally over 4 years.

(4)	Options issued 09/09/14 and vest equally over 4 years.

(5)	Options issued 05/22/15 and vest on June 30, 2017.

(6)	Options issued 08/19/2015 and vest equally over 4 years.

(7)	Options issued 08/18/2015 and vest equally over 4 years.

(8)	Options issued 05/14/2015 and vest equally on 11/14/2016, 5/14/2017, 5/14/2018 and 5/14/2019.

Equity Plans

As of June 30, 2016, the Company had the following stock plans with options or other grants outstanding or available for issuance:

						Available
	Initial			Expired /		For
Stock Option Plan	Shares	Granted	Exercised	Forfeited	Outstanding	Issuance

2001 Employee Stock Option Plan	1,000,000	1,251,261	376,368	866,255	8,638	-
2005 Employee Equity Incentive Plan	500,000	547,125	295,900	47,750	203,475	-
2005 Non Employee Director Stock Option Plan	200,000	195,000	67,500	7,500	120,000	-
2009 Employee Equity Incentive Plan	500,000	567,925	165,164	89,025	313,736	21,100
2009 Non Employee Director Stock Option Plan	200,000	195,000	26,250	30,000	138,750	35,000
2012 Employee Equity Incentive Plan	500,000	507,000	16,500	8,375	482,125	1,375
2012 Non Employee Director Stock Option Plan	200,000	180,000	-	15,000	165,000	35,000
2014 Employee Equity Incentive Plan	750,000	361,500	-	3,000	358,500	391,500

Total					1,790,224	483,975

Director Compensation

Directors are compensated through payment of a cash fee and annual stock option grants. Commencing February 3, 2015, each non-employee director received an annual fee of $20,000 and the Chairman of the Audit Committee received $25,000. Commencing December 3, 2013, each non-employee director received an annual fee of $15,000 and the Chairman of the Audit Committee received an additional $10,000 of annual compensation and other members of the Audit Committee received an additional $5,000 of annual compensation. Each non-employee director was also reimbursed for reasonable expenses incurred while traveling to attend a meeting of the Board of Directors or while traveling in furtherance of the business of the Company.

The following table sets forth information for the fiscal year ended June 30, 2016 with respect to the compensation of our directors.

	DIRECTOR COMPENSATION FOR THE 2016
	FISCAL YEAR
	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
Michael A. McManus, Jr.	-	-	-

John W. Gildea	22,000	71,994	93,994

Dr. Charles Miner III	22,000	71,994	93,994

T. Guy Minetti	27,500	71,994	93,994

Stavros G. Vizirgianakis	23,000	71,994	93,994

Thomas M. Patton	15,000	71,994	86,994

Patrick A. McBrayer	23,000	71,994	93,994

Fiscal 2016 cash payments include a catch-up of payments which were due from fiscal 2015.

Outstanding options at June 30, 2016 for Messrs. Gildea, Miner and Minetti were 105,000 shares each, Mr. Vizirgianakis was 60,000 shares, Mr. McBrayer was 30,000 shares and Mr. Patton was 15,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2016, certain information with regard to the ownership of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each director; (iii) each executive officer named in the "Summary Compensation Table" above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent Of Class

Stavros G. Vizirgianakis	1,652,328	(2)	18.5
Michael A. McManus, Jr.	851,017	(3)	9.0
Norman H. Pessin	631,399	(4)	7.0
Dimensional Fund Advisors LP	478,432		5.3
John W. Gildea	97,500	(5)	1.1
Patrick A. McBrayer	11,350	(6)	*
Charles Miner	85,000	(7)	*
Thomas M. Patton	3,750	(8)	*
Richard A. Zaremba	163,523	(9)	1.8
Robert S. Ludecker	57,443	(10)	*
Dan Voic	216,395	(11)	2.4
Christopher H. Wright	10,750	(12)	*

All executive officers and Directors as a group (Thirteen people)	2,300,789	(13)	24.6

* Less than 1%

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Michael A. McManus has an address at 100 White Plains Road, Bronxville, New York 10708. Dimensional Fund Advisors LP has a principal business office at 1299 Ocean Avenue, Santa Monica, CA 90401. Norman H. Pessin has a principal business office at 366 Madison Avenue, 14th Floor, New York, New York 10017.

(2)	Includes 18,750 shares which Mr. Vizirgianakis has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(3)	Includes 480,000 shares which Mr. McManus has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(4)	Sandra F. Pessin, Mr. Pessin’s spouse, is listed as the beneficial owner of 94,025 of such shares in the statement on Schedule 13D filed by Mr. Pessin and Mrs. Pessin on November 15, 2013 with the SEC.

(5)	Includes 82,500 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(6)	Includes 11,250 shares which Mr. McBrayer has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(7)	Includes 82,500 shares which Dr. Miner has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(8)	Consists of shares which Mr. Patton has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(9)	Includes 35,000 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(10)	Includes 52,500 shares which Mr. Ludecker has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(11)	Includes 77,500 shares which Mr. Voic has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(12)	Includes 8,750 shares which Mr. Wright has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(13)	Includes 374,250 shares which such persons have the right to acquire upon exercise of stock options which are exercisable within 60 days.

Equity Compensation Plan Information:

			Number of
			securities
			remaining
			available for
	Number of	Weighted	future
	securities to	-average	issuance
	be	exercise	under equity
	issued upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I.2001 Plan	8,638	2.33	-
II. 2005 Plan	203,475	2.22	-
III. 2005 Directors Plan	120,000	3.63	-
IV. 2009 Plan	313,736	2.86	21,100
V. 2009 Directors Plan	138,750	5.68	35,000
VI. 2012 Plan	482,125	6.84	1,375
VII. 2012 Directors Plan	165,000	9.93	35,000
VIII. 2014 Plan	358,500	10.86	391,500
Equity compensation plans not approved by security holders	-	-	-
Total	1,790,224	$6.38	483,975

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Compensation

Please see Item 11 - “Executive Compensation - Director Compensation” for a discussion of options granted and other compensation to our non-employee directors.

Executive Compensation

Please see Item 11 - “Executive Compensation” for additional information on compensation of our present and former executive officers. Information regarding (1) an Employment Agreement, and a Retirement Agreement and General Release with Michael A. McManus, Jr., our former President and Chief Executive Officer, (2) letter agreements with Richard A. Zaremba, our Senior Vice President – Finance, and Robert S. Ludecker, our Senior Vice President, Global Sales and Marketing and (3) an Employment Agreement with Stavros G. Vizirgianakis, our current President and Chief Executive Officer.

Director Independence

The Company is required to have a Board of Directors a majority of whom are “independent” as defined by the Corporate Governance Rules applicable to Nasdaq-listed companies and to disclose those Directors that the Board has determined to be independent. Based on such definition, the Board has determined that all directors other than Stavros G. Vizirgianakis, who is an officer of the Company, are independent. See “Item 10. Directors, Executive Officers of the Registrant and Corporate Governance”.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Grant Thornton LLP ("Grant Thornton") billed the Company $850,409 and $485,000 in the aggregate for services rendered for the audit of the Company's 2016 and 2015 fiscal years, respectively, and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2016 and 2015 fiscal years, respectively.

Audit-Related Fees

Grant Thornton billed the Company $16,000 and $20,000 for audit-related services as defined by the SEC for the fiscal years ended June 30, 2016 and 2015, respectively.  The audit-related services were for the audits of the Company’s pension plan.

Tax Fees

Grant Thornton billed the company $31,200 for tax related services in fiscal year 2016. Grant Thornton did not render any tax related services, as defined by the SEC, to the Company for fiscal years 2015.

Policy on Pre-approval of Independent Registered Public Accounting Firm Services

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

	3.	Exhibits

	3 (a)	Restated Certificate of Incorporation of the Company. (1)

	3 (b)	By-laws of the Company. (2)

	10.1	Form of Indemnification Agreement. (3)

	10.2	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (4)

	10.3	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (4)

	10.4	1996 Non-Employee Director Stock Option Plan. (5)

	10.5	1996 Employee Incentive Stock Option Plan. (5)

	10.6	1998 Employee Stock Option Plan. (6)

	10.7	2001 Employee Stock Option Plan. (7)

	10.8	2005 Employee Equity Incentive Plan. (8)

	10.9	2005 Non-Employee Director Stock Option Plan. (8)

	10.10	2009 Employee Equity Incentive Plan. (9)

	10.11	2009 Non-Employee Director Stock Option Plan. (9)

10.12	Asset Purchase Agreement, dated as of May 28, 2010, among MISONIX, INC., MISONIX HIFU TECHNOLOGIES LIMITED, MISONIX LIMITED and USHIFU, LLC. (10)

10.13	Letter Agreement, dated November 14, 2011, by and between MISONIX, INC. and Richard A. Zaremba. (11)

10.14	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (12)

10.15	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (12)

10.16	Letter Agreement, dated May 7, 2013 by and between MISONIX, INC. and Stavros G. Vizirgianakis. (13)

10.17	2012 Employee Equity Incentive Plan. (14)

10.18	2012 Non-Employee Director Stock Option Plan. (14)

10.19	2014 Employee Equity Incentive Plan. (15)

10.20	Employment Agreement, dated May 22, 2015, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

10.21	Letter Agreement, dated as of May 22, 2015, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

10.22	Lease Modification Agreement, dated as of July 1, 2015, between Sanwood Realty and MISONIX, INC. (17)

10.23	Retirement Agreement and General Release, dated August 26, 2016, between Michael A. McManus, Jr. and MISONIX, INC (18)

10.24	Consulting Agreement, dated September 13, 2016, by and between MISONIX, INC. and Dwyer Holdings LLC (19)

10.25	Letter Agreement, dated September 15, 2016, by and between MISONIX, INC. and Richard A. Zaremba (20)

10.26	Letter Agreement, dated September 15, 2016, by and between MISONIX, INC. and Robert S. Ludecker (20)

10.27	Stock Purchase Agreement dated October 25, 2016 between MISONIX, INC. and Stavros G. Vizirgianakis (21)

10.28	Amendment No. 1 to Consulting Agreement between the Company and Joseph Dwyer dated October 25, 2016 (21)

10.29	Employment Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

10.30	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

10.31	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

10.32	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

21	Subsidiaries of the Company

23	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-165088).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 3, 2014.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(4)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(5)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(6)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166).

(8)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(9)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(10)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 4, 2010.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2011.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 13, 2012.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 10, 2013.

(14)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 4, 2012.

(15)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 3, 2015.

(16)	Incorporated by reference by the Company’s Current Report on Form 8-K filed on May 26, 2015.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 8, 2015.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 26, 2016.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 14, 2016.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 16, 2016.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2016.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 19, 2016.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

Date: February 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros G. Vizirgianakis	Chief Executive Officer and Director	February 9, 2017
Stavros G. Vizirgianakis	(principal executive officer)

/s/ Joseph P. Dwyer	Interim Chief Financial Officer	February 9, 2017
Joseph P. Dwyer	(principal financial and accounting officer)

/s/ Patrick A. McBrayer	Director	February 9, 2017
Patrick A. Mc Brayer

/s/ John W. Gildea	Director	February 9, 2017
John W. Gildea

/s/ Charles Miner III	Director	February 9, 2017
Charles Miner III

/s/ Thomas M. Patton	Director	February 9, 2017
Thomas M. Patton

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the years ended June 30, 2016, June 30, 2015 and June 30, 2014

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MISONIX, INC.

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (collectively, the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2017 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MISONIX, INC.

We have audited the internal control over financial reporting of MISONIX, INC. and Subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company’s entity level controls were not effective due to certain “tone at the top” issues which contributed to an ineffective control environment. The Company had ineffective ethical governance, ineffective governance controls, and ineffective controls used to implement policies and procedures. In addition, the Company’s controls related to the accounting for income taxes were not effective.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2016. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated February 9, 2017, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to their remediation plans.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 9, 2017

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$9,049,327	$9,623,749

Accounts receivable, less allowance for doubtful accounts of $96,868 and $126,868, respectively	3,869,427	4,481,247
Inventories, net	5,822,935	4,303,163
Prepaid expenses and other current assets	530,564	441,562
Deferred income tax	-	2,118,716
Total current assets	19,272,253	20,968,437

Property, plant and equipment, net of accumulated amortization and depreciation of $6,976,282 and $5,672,287, respectively	2,492,815	2,056,600
Patents, net of accumulated amortization of $885,394 and $791,551, respectively	604,916	566,028
Goodwill	1,701,094	1,701,094
Intangible and other assets	266,603	388,377
Deferred income tax	3,394,690	773,712
Total assets	$27,732,371	$26,454,248

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,402,797	$1,147,414
Accrued expenses and other current liabilities	1,887,337	1,532,094
Total current liabilities	3,290,134	2,679,508

Deferred lease liability	9,262	-
Deferred income	31,685	20,395
Total liabilities	3,331,081	2,699,903

Commitments and contingencies (Footnote 7)

Shareholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000; 7,948,234 and 7,869,095 shares issued and 7,809,385 and 7,744,113 shares outstanding, respectively	79,482	78,691
Additional paid-in capital	32,502,521	30,531,129
Accumulated deficit	(7,081,361)	(5,909,215)
Treasury stock, at cost, 138,849 and 124,982 shares, respectively	(1,099,352)	(946,260)
Total shareholders' equity	24,401,290	23,754,345
Total liabilities and shareholders' equity	$27,732,371	$26,454,248

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	June 30,
	2016	2015	2014

Net sales	$23,113,194	$22,204,578	$17,060,435
Cost of goods sold, exclusive of depreciation from consigned product	7,611,240	7,280,276	5,933,867
Gross profit	15,501,954	14,924,302	11,126,568

Operating expenses:
Selling expenses	12,296,085	9,062,695	7,272,726
General and administrative expenses	7,364,910	5,983,623	4,691,055
Research and development expenses	1,670,347	1,592,923	1,711,751
Total operating expenses	21,331,342	16,639,241	13,675,532
Loss from operations	(5,829,388)	(1,714,939)	(2,548,964)

Other income (expense):
Interest income	81	75	69
Royalty income and license fees	3,948,757	4,256,321	3,725,436
Other	(21,878)	(22,033)	(19,331)
Total other income	3,926,960	4,234,363	3,706,174

(Loss)/income from continuing operations before income taxes	(1,902,428)	2,519,424	1,157,210

Income tax (benefit)/expense	(573,351)	(2,784,632)	30,630

Net (loss)/income from continuing operations	(1,329,077)	5,304,056	1,126,580
Discontinued operations:
Income from discontinued operations net of tax expense of $0, $1,127 and $235, respectively	-	17,115	19,666
Gain from sale of discontinued operations net of tax expense of $93,069, $0 and $2,947, respectively	156,931	250,000	247,053
Net income from discontinued operations	156,931	267,115	266,719
Net (loss)/income	$(1,172,146)	$5,571,171	$1,393,299

Net (loss)/income per share from continuing operations - Basic	$(0.17)	$0.70	$0.15
Net income per share from discontinued operations - Basic	0.02	0.04	0.04
Net (loss)/income per share - Basic	$(0.15)	$0.74	$0.19

Net (loss)/income per share from continuing operations - Diluted	$(0.17)	$0.66	$0.15
Net income per share from discontinued operations - Diluted	0.02	0.03	0.04
Net (loss)/income per share - Diluted	$(0.15)	$0.69	$0.19

Weighted average shares - Basic	7,776,949	7,580,450	7,232,004
Weighted average shares - Diluted	7,776,949	8,094,119	7,467,592

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Stock,
	$.01 Par Value		Treasury Stock
					Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2013	7,233,884	$72,339	(77,560)	$(410,993)	$26,989,559	$(12,873,685)	$13,777,220
Net loss/comprehensive loss	-	-	-	-	-	1,393,299	1,393,299
Proceeds from exercise of stock options	178,212	1,782	-	-	483,178	-	484,960
Stock-based compensation	-	-	-	-	696,885	-	696,885
Balance, June 30, 2014	7,412,096	$74,121	(77,560)	$(410,993)	$28,169,622	$(11,480,386)	$16,352,364
Net income/comprehensive income	-	-	-	-	-	5,571,171	5,571,171
Proceeds from exercise of stock options	456,999	4,570	(47,422)	(535,267)	1,254,257	-	723,560
Stock-based compensation	-	-	-	-	1,107,250	-	1,107,250
Balance, June 30, 2015	7,869,095	$78,691	(124,982)	$(946,260)	$30,531,129	$(5,909,215)	$23,754,345
Net (loss)/comprehensive (loss)	-	-	-	-	-	(1,172,146)	(1,172,146)
Proceeds from exercise of stock options	79,139	791	(13,867)	(153,092)	341,748	-	189,447
Stock-based compensation	-	-	-	-	1,629,644	-	1,629,644
Balance, June 30, 2016	7,948,234	$79,482	(138,849)	$(1,099,352)	$32,502,521	$(7,081,361)	$24,401,290

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	June 30,
	2016	2015	2014
Operating activities
Net (loss)/income from continuing operations	$(1,329,077)	$5,304,056	$1,126,580
Adjustments to reconcile net (loss)/income to net cash provided by (used in) continuing operating activities:
Depreciation and amortization and other non-cash items	1,651,972	1,439,972	978,468
Bad debt expense	(30,000)	(10,000)	(77,773)
Deferred income tax benefit	(502,262)	(2,892,428)	-
Stock-based compensation	1,629,644	1,107,250	696,885
Deferred income	(8,966)	(46,052)	(17,786)
Deferred lease liability	9,262	(16,614)	(7,197)
Changes in operating assets and liabilities:
Accounts receivable	641,820	(712,095)	(706,738)
Inventories	(2,823,304)	(1,259,986)	(1,033,624)
Prepaid expenses and other assets	(186,211)	(129,828)	106,741
Accounts payable, accrued expenses and other non-cash items	630,882	(412,936)	(382,219)
Net cash (used in)/provided by continuing operating activities	(316,240)	2,371,339	683,337

Investing activities
Acquisition of property, plant and equipment	(471,829)	(345,312)	(72,437)
Payments for assets acquisition	-	(328,136)	-
Additional patents	(132,731)	(104,755)	(129,078)
Net cash used in investing activities	(604,560)	(778,203)	(201,515)

Financing activities
Proceeds from exercise of stock options	189,447	723,560	484,960
Net cash provided by financing activities	189,447	723,560	484,960

Cash flows from discontinued operations
Net cash provided by operating activities	-	17,115	16,719
Net cash provided by investing activities	156,931	250,000	250,000
Net cash provided by discontinued operations	156,931	267,115	266,719

Net (decrease)/increase in cash and cash equivalents	(574,422)	2,583,811	1,233,501
Cash and cash equivalents at beginning of period	9,623,749	7,039,938	5,806,437
Cash and cash equivalents at end of period	$9,049,327	$9,623,749	$7,039,938

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$140,931	$86,070	$26,954

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2016, 2015, and 2014

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Explanatory Note

Misonix, Inc. (“Misonix” or the “Company”) was not able to file its Annual Report on Form 10-K (the “10-K”) for the fiscal year ended June 30, 2016 by its due date. For several months, with the assistance of outside counsel, Misonix has been conducting a voluntary investigation into the business practices of its independent Chinese entity that previously distributed its products in China and the Company’s knowledge of those business practices, which may have implications under the Foreign Corrupt Practices Act (“FCPA”), as well as into various internal controls issues identified during the investigation. On September 27, 2016 and September 28, 2016, Misonix voluntarily contacted the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”), respectively, to advise both agencies of these potential issues.  Misonix has provided and will continue to provide documents and other information to the SEC and the DOJ, and is cooperating fully with these agencies in their investigations of these matters.

Although the investigation is now complete, additional issues or facts could arise which may expand the scope or severity of the potential violations.  Misonix could also receive additional requests from the DOJ or SEC, which may require further investigation. Misonix has no current information derived from the investigation or otherwise to suggest that its previously reported financial statements and results are incorrect.

Refer to footnote 7, Commitments and Contingencies, for additional information regarding these matters.

Basis of Presentation

These consolidated financial statements include the accounts of Misonix and its 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix designs, manufactures, develops and markets therapeutic ultrasonic devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, orthopedic surgery, plastic surgery, and wound and burn care. In the United States, the Company sells its products through a network of commissioned agents assisted by Company personnel. Outside of the United States, the Company generally sells to distributors who then resell the product to hospitals. The Company operates as one business segment.

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million. Cumulative payments through June 30, 2016 were $1,254,788.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  All of the Company’s cash is maintained in bank accounts and accordingly it does not have cash equivalents at June 30, 2016. The Company’s cash balance at June 30, 2016 was $9,049,327.

The Company maintains cash balances at various financial institutions. At June 30, 2016, these financial institutions held cash that was approximately $8,798,987 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

Included in sales from continuing operations are sales to Cicel (Beijing) Science and Tech Co. Ltd. (“Cicel”) of $1,557,132, $2,974,086 and $2,495,960, for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Accounts receivable from Cicel were approximately $0 and $586,000 at June 30, 2016 and 2015, respectively. The Company terminated its agreement with Cicel in the first quarter of fiscal 2017.

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to their sales of the Company’s ultrasonic cutting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $3,903,000, $4,162,000 and $3,619,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Accounts receivable from MMIT royalties were approximately $973,000 and $1,012,000 at June 30, 2016 and 2015, respectively. The license agreement with MMIT expires in August 2017, after which no royalties will be paid.

At June 30, 2016 and 2015, the Company’s accounts receivable with customers outside the United States were approximately $768,000 and $1,805,000, respectively, none of which is over 90 days.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for but not limited to establishing the allowance for doubtful accounts, valuation of inventory, depreciation, asset impairment evaluations and establishing deferred tax assets and related valuation allowances, and stock-based compensation. Actual results could differ from those estimates.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company's policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and make adjustments if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. Depreciation of BoneScapel and Sonic OneOR generators which are consigned to customers are depreciated over a 3 year period, and depreciation is charged to selling expenses. See Note 4.

Revenue Recognition

The Company records revenue upon shipment for products shipped F.O.B. shipping point. Products shipped F.O.B. destination points are recorded as revenue when received at the point of destination. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. Accordingly, the Company recognizes revenue on shipments to distributors in the same manner as with other customers. Service contracts and royalty income are recognized when earned. The Company generally warrantees its product for a 12 month period, and accordingly records a related warranty reserve. Historical warranty costs have not been significant.

The Company presents taxes collected from customers and remitted to governmental authorities in the consolidated statements of operations on a net basis.

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment was deemed to exist in fiscal 2016 and 2015.

Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company primarily utilizes the Company’s market capitalization and a discontinued cash flow model in determining the fair value which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2016 and 2015 as of June 30th each year. No impairment of goodwill was deemed to exist in fiscal 2016 and 2015.

Patents, Intangible and Other Assets

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents reported in intangible and other assets totaled $604,916 and $566,028 at June 30, 2016 and 2015, respectively. Amortization expense for the years ended June 30, 2016, 2015 and 2014 was approximately $94,000, $150,000 and $83,000, respectively.

The following is a schedule of estimated future patent amortization expense as of June 30, 2016:

2017	$93,821
2018	89,592
2019	81,285
2020	57,856
2021	56,221
Thereafter	226,141
$604,916

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

The number of weighted average common shares used in the calculation of Basic EPS and Diluted EPS were as follows:

	For the years ended
	June 30,
	2016	2015	2014
Basic shares	7,776,949	7,580,450	7,232,004
Dilutive effect of stock options	-	513,669	235,588
Diluted shares	7,776,949	8,094,119	7,467,592

Excluded from the calculation of diluted EPS are options to purchase 257,000 shares of common stock for the twelve months ended June 30, 2015. In addition, excluded from the calculation of Diluted EPS are options to purchase 312,630 shares of the Company’s common stock, par value $.01 (“Common Stock”), for the twelve months ended June 30, 2014. The excluded shares are any shares in which the average stock price for the year ended June 30 is less than the exercise price of the outstanding options in the period in which the Company has net income. Diluted EPS for the twelve months ended June 30, 2016 presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculations of diluted EPS for the twelve months ended June 30, 2016 are outstanding options to purchase 1,790,224 shares.

Comprehensive Income/(Loss)

Total comprehensive (loss)/income was $(1,172,146) for the fiscal year ended June 30, 2016, $5,571,171 for the fiscal year ended June 30, 2015 and $1,393,299 for the fiscal year ended June 30, 2014.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed in the period the advertising first takes place. The Company incurred approximately $386,000, $155,000 and $100,000 in advertising costs during the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Advertising costs are reported in selling expenses on the statement of operations.

Depreciation Expense for Consigned Inventory

The Company typically provides to its United States customers, on a consignment basis, the generators used to power its BoneScapel and SonicOne products. Title to these generators remain at all times with the Company. When these generators are deployed in the field at customer locations, the Company depreciates these units over a three year period and charges the depreciation to selling expenses. Depreciation expense relating to consigned generators for the three years ended June 30, 2016 was $416,000, $232,000 and $111,000, respectively.

Shipping and Handling

Shipping and handling fees for the fiscal years ended June 30, 2016, 2015 and 2014 were approximately $109,000, $62,000 and $75,000 respectively, and are reported as a component of net sales. Shipping and handling costs for the fiscal years ended June 30, 2016, 2015 and 2014 were approximately $142,000, $87,000 and $85,000, respectively, and are reported as a component of selling expenses.

Stock-Based Compensation

The Company measures compensation cost for all share based payments at fair value and recognizes the cost over the vesting period.  The Company uses the Black-Scholes method to value awards and utilizes the straight line amortization method to recognize the expense associated with the awards with graded vesting terms.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is permitted beginning in 2018. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures. The FASB has also issued the following additional guidance clarifying certain issues on revenue from contracts with customers: Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients and Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its financial statements.

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

In July 2015, the FASB issued ASU “Inventory (Topic 330).” The amendments in this update are effective for fiscal years beginning after December 2016. We are in the early stages of determining the impact of this standard on our financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes (Topic740)”. The amendments in this ASU require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The Company adopted ASU 2015-17 as of March 31, 2016 on a prospective basis in order to simplify the balance sheet classification of deferred taxes. Accordingly, the balance sheet for the period ended June 30, 2015 has been shown as previously reported.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2019. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its financial statements.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. We are in the early stages of determining the impact of this standard on our financial statements.

In August 2016, the FASB issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company beginning in fiscal 2019. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

At June 30, 2016 and 2015, all of our cash, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

3. Inventories

Inventories are summarized as follows:

	June 30,	June 30,
	2016	2015
Raw material	$3,102,175	$2,096,443
Work-in-process	854,631	660,267
Finished goods	3,101,234	2,536,699
	7,058,040	5,293,409
Less valuation reserve	1,235,105	990,246
	$5,822,935	$4,303,163

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2016	2015
Machinery and equipment	$2,128,349	$1,998,574
Furniture and fixtures	1,387,883	1,287,070
Automobiles	22,328	22,328
Leasehold improvements	682,591	476,501
Demonstration and consignment inventory	5,247,946	3,944,414
	9,469,097	7,728,887
Less: accumulated depreciation and amortization	(6,976,282)	(5,672,287)
	$2,492,815	$2,056,600

Depreciation and amortization of property, plant and equipment totaled approximately $1,339,000, $981,000 and $732,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

5. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,
	2016	2015
Accrued payroll and vacation	$648,705	$507,172
Accrued bonuses	300,000	300,000
Accrued commissions	433,000	321,440
Accrued professional fees	256,130	97,880
Income tax payable	-	71,302
Deferred income	20,655	40,911
Other	228,847	193,389
	$1,887,337	$1,532,094

6. Stock-Based Compensation Plans

At June 30, 2016, the Company had eight stock-based compensation plans (the “Plans”), as follows:

						Available
	Initial			Expired /		For
Plan	Shares	Granted	Exercised	Forfeited	Outstanding	Issuance

2001 Employee Stock Option Plan	1,000,000	1,251,261	376,368	866,255	8,638	-
2005 Employee Equity Incentive Plan	500,000	547,125	295,900	47,750	203,475	-
2005 Non Employee Director Stock Option Plan	200,000	195,000	67,500	7,500	120,000	-
2009 Employee Equity Incentive Plan	500,000	567,925	165,164	89,025	313,736	21,100
2009 Non Employee Director Stock Option Plan	200,000	195,000	26,250	30,000	138,750	35,000
2012 Employee Equity Incentive Plan	500,000	507,000	16,500	8,375	482,125	1,375
2012 Non Employee Director Stock Option Plan	200,000	180,000	-	15,000	165,000	35,000
2014 Employee Equity Incentive Plan	750,000	361,500	-	3,000	358,500	391,500

Total					1,790,224	483,975

The compensation cost that has been charged against income for these plans was $1,629,644, $1,107,250 and $696,885 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, and is recorded in general and administrative expenses. As of June 30, 2016, there was approximately $3,294,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.4 years. Share based costs in cost of revenue, selling and research and development expenses were not significant for each of the years presented.

Stock options typically expire 10 years from the date of grant and vest over service periods, which typically are 4 years. All options are granted at the average of the high and low prices of the Common Stock on the NASDAQ Stock Market on the date of grant.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility represents the historical price changes of the Company’s stock over a period equal to that of the expected term of the option. The Company uses the simplified method for determining the option term. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based upon historical and projected dividends. The Company has historically not paid dividends, and is not expected to do so in the near term.

The weighted average fair value at date of grant for options granted during the fiscal years ended June 30, 2016, 2015 and 2014 was $4.68, $5.70 and $3.95 per share, respectively. The fair value was estimated based on the weighted average assumptions of:

	2016	2015	2014
Risk-free interest rates	1.7%	1.6%	3.0%
Expected option life in years	6.25	6.50	6.50
Expected stock price volatility	55.41%	61.13%	76.09%
Expected dividend yield	0%	0%	0%

A summary of option activity under the Plans as of June 30, 2016, 2015 and 2014, and changes during the years ending on those dates is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Outstanding as of June 30, 2013	1,729,991	$3.65
Granted	324,000	4.94
Exercised	(178,212)	2.72
Forfeited	(50,250)	4.31
Expired	(162,200)	4.67
Outstanding as of June 30, 2014	1,663,329	3.88	$4,879,106
Vested and exercisable at June 30, 2014	967,056	3.81	$2,937,802
Granted	549,000	10.11
Exercised	(579,463)	4.11
Forfeited	(47,250)	7.70
Expired	(28,000)	8.00
Outstanding as of June 30, 2015	1,557,616	5.80	$6,553,821
Vested and exercisable at June 30, 2015	620,256	3.19	$3,911,604
Granted	320,000	8.80
Exercised	(82,737)	4.60
Forfeited	(4,375)	9.23
Expired	(280)	5.82
Outstanding as of June 30, 2016	1,790,224	$6.38	$1,675,072
Vested and exercisable at June 30, 2016	813,349	$3.82	$1,501,208

The total fair value of shares vested during the year ended June 30, 2016 was $1,060,631. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2016 was 937,361 and $4.71, respectively. The number and weighted-average grant-date fair value of stock options which vested during fiscal 2016 was 276,111 and $3.84, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Number	(Yrs.)	Price	Number	Price
$0.85-2.96	566,199	4.5	$2.40	513,524	$2.34
$3.45-4.68	208,100	5.4	$4.65	90,850	$4.62
$5.42-13.89	1,015,925	8.2	$8.95	208,975	$7.08
	1,790,224	6.6	$6.38	813,349	$3.82

Stock options are granted with exercise prices not less than the fair market value of the Company’s Common Stock, at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the "Committee") not to exceed 10 years. The Committee determines the vesting period for the Company's stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the fiscal years ended June 30, 2016, 2015 and 2014, the Company granted options to purchase 320,000, 549,000 and 324,000 shares of Common Stock, respectively.

7. Commitments and Contingencies

Leases

The Company has entered into several non-cancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2021. The principal building lease provides for a monthly rental of approximately $26,000. The Company also leases certain office equipment and automobiles under operating leases expiring through fiscal 2018.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at June 30, 2016:

Operating
Leases
2017	$343,949
2018	348,985
2019	17,139
2020	17,139
2021	8,569
Total minimum lease payments	$735,781

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $411,000, $375,000 and $392,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Purchase Commitments

As of June 30, 2016, 2015, and 2014, the Company had purchase and inventory commitments totaling $2,507,125, $2,982,198 and $2,300,949, respectively.

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani seeks an unspecified amount of damages for himself and for the putative class under the federal securities laws.

On November 18, 2016, Scalfani and another individual Misonix shareholder, Tracey Angiuoli, moved the Court to be appointed lead plaintiffs for purposes of pursuing the action on behalf of the putative class.

The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; there has been no discovery and there is no trial date. The Company is not able to estimate the amount of potential loss it may recognize, if any, from this claim. The Company believes that its insurance coverage is sufficient to cover a potential loss, after payment of the policy retention of $250,000.

Chinese Distributor

For several months, with the assistance of outside counsel, the Company has been conducting a voluntary investigation into the business practices of the independent Chinese entity that previously distributed its products in China and the Company’s knowledge of those business practices, which may have implications under the FCPA, as well as into various internal controls issues identified during the investigation.

On September 27, 2016 and September 28, 2016, we voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues.  The Company has provided and will continue to provide documents and other information to the SEC and the DOJ, and is cooperating fully with these agencies in their investigations of these matters.

Although the Company’s investigation is complete, additional issues or facts could arise which may expand the scope or severity of the potential violations.  The Company has no current information derived from the investigation or otherwise to suggest that its previously reported financial statements and results are incorrect.

At this stage, the Company is unable to predict what, if any, action the DOJ or the SEC may take or what, if any, penalties or remedial measures these agencies may seek.  Nor can the Company predict the impact on the Company as a result of these matters, which may include the imposition of fines, civil and criminal penalties, which are not currently estimable, as well as equitable remedies, including disgorgement of any profits earned from improper conduct and injunctive relief, limitations on the Company’s conduct, and the imposition of a compliance monitor.  The DOJ and the SEC periodically have based the amount of a penalty or disgorgement in connection with an FCPA action, at least in part, on the amount of profits that a company obtained from the business in which the violations of the FCPA occurred.  Since the inception of its distributorship relationship with the prior Chinese distributor in 2012, the Company has generated sales of approximately $8 million from the relationship.

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuit that has already been filed, or investigations and fines imposed by local authorities.

8. Related Party Transactions

Stavros G. Vizirgianakis was appointed to Misonix’s Board of Directors on May 7, 2013 and became the Company’s CEO in December 2016. During the fiscal year ended June 30, 2014, Mr. Vizirgianakis owned (i) a controlling interest in MD Solutions Australasia PTY Ltd. (“MD Solutions”) and (ii) an interest in Surgical Innovations (“SI”). MD Solutions is an independent distributor for the Company outside of the United States. Applied BioSurgical, a company formerly owned by Mr. Vizirgianakis’ father and now owned by his brother, is an independent distributor for the Company outside of the United States. SI purchased certain of the Company’s products from Applied BioSurgical during the fiscal year ended June 30, 2014. Mr. Vizirgianakis disposed of his interest in each of MD Solutions and SI during the fiscal year ended June 30, 2014.

Set forth below is a table showing the Company’s net sales for each of the past three fiscal years and accounts receivable at June 30 for the indicated time periods below with Applied BioSurgical and MD Solutions:

Applied BioSurgical	2016	2015	2014

Sales	$559,787	$540,185	$378,287
Accounts receivable	$272,421	$294,683	$147,585

MD Solutions
Australasia PTY Ltd.	2016	2015	2014

Sales	-	-	$120,118
Accounts receivable	-	-	$1,785

9. Income Taxes

Open tax years related to federal and state income tax filings are for the years ended June 30, 2013, 2014, 2015 and 2016. The Company’s net operating loss carryforwards from closed years can be adjusted by the tax authorities when they are utilized in an open year. The Company files state tax returns in California, Florida, New Jersey, New York, Pennsylvania, Texas and various other states. The Company's foreign subsidiaries, Misonix Ltd. and Misonix Urology Services Limited (formerly, UKHIFU Limited), filed tax returns in the United Kingdom. Open years related to the United Kingdom for filing are June 30, 2014, 2015 and 2016. As of June 30, 2016 and 2015, the Company has no material unrecognized tax benefits and no accrued interest and penalties.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2016	2015

Deferred tax assets - current
Bad debt reserves	$-	$44,697
Inventory reserves	-	490,789
Accruals and allowances	-	13,796
License fee and other income	-	7,886
Net operating loss carryforwards	-	1,561,548
Net deferred tax assets - current	$-	$2,118,716

Deferred tax assets / (liabilities) - non-current
Bad debt reserves	$34,151	$-
Inventory reserves	624,808	-
Accruals and allowances	148,479	-
License fee and other income	2,139	-
Net operating loss carryforwards	2,204,637	628,730
Tax credits	406,070	842,739
Stock based compensation	839,611	161,580
Deferred gain - HIFU and Labcaire	156,275	163,610
Amortization	(599,802)	(574,523)
Depreciation	195,048	167,597
Other	12,004	12,709
	4,023,420	1,402,442
Valuation Allowance	(628,730)	(628,730)
Net deferred tax assets - non-current	$3,394,690	$773,712

Total net deferred tax asset	$3,394,690	$2,892,428

Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets. As of the year ended June 30, 2015, the Company reduced the valuation allowance by $5,503,417. The change in the valuation allowance includes a $1,499,297 write-off of deferred tax assets against its corresponding valuation allowance. The write-off primarily pertains to the loss in tax benefit for net operating losses subject to limitations under federal tax law that preclude its utilization. In addition, during the fourth quarter of fiscal 2015, based on the Company’s consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the prior three years and the Company’s positive outlook for taxable income in the future, the Company reevaluated its deferred tax asset. Based upon the guidance under ASC 740, the Company concluded that it was more likely than not that the Company would realize the benefit of such deferred tax assets. The portion of the valuation allowance release attributable to income in future years resulted in the recognition of a tax benefit of $2,892,000 in continuing operations in the fourth quarter of fiscal 2015. The deferred tax asset will be realized against future income tax expense that would be payable in the absence of the net operating loss carryforward. The Company still maintains a full valuation allowance on all foreign net operating losses in the amount of $628,730.

At June 30, 2016, based upon the guidance under ASC 740, after consideration of all available positive and negative evidence, the Company concluded that it was more likely than not that the Company would realize the benefit of its deferred tax assets. Accordingly, the Company concluded that no valuation allowance was required at June 30, 2016. This determination was primarily based on the Company’s forecasted taxable income for future periods.

As of June 30, 2016, the Company had approximately $4,889,000 of U.S. federal net operating loss carryforwards which expire in tax years between 2031 and 2033. Included in this amount are windfall tax benefits related to exercised stock options of $345,000, the benefit of which will be recorded in equity when realized. The Company has approximately $231,000 of research and development tax credit carryforwards which expire in the tax years between 2026 and 2036.  In addition, the Company has approximately $175,000 of alternative minimum tax credit which has an indefinite carryforward period.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year ended June 30,
	2016	2015	2014
Current:
Federal	$4,962	$59,686	$24,613
State	17,012	44,361	6,017
Total current	21,974	104,047	30,630

Deferred:
Federal	(558,133)	(2,845,039)	-
State	(37,192)	(43,640)	-
Total deferred	(595,325)	(2,888,679)	-
	$(573,351)	$(2,784,632)	$30,630

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2016	2015	2014
Tax at federal statutory rates	$(646,828)	$856,604	$393,451
State income taxes, net of federal benefit	(13,319)	29,278	3,971
Research credit	(49,593)	(70,401)	(140,044)
Stock-based compensation	191,827	303,398	236,941
Deferred tax asset adjustments (1)	(100,939)	-	-
Valuation allowance	-	(3,914,045)	(486,106)
Travel and entertainment	35,010	21,508	21,587
Other	10,491	(10,974)	830
	$(573,351)	$(2,784,632)	$30,630

(1)	Relates to the correction of two errors from the fiscal 2015 tax provision in fiscal 2016 as the net impact was not material.

10. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement with MMIT expiring August 2017, covering the further development and commercial exploitation of the Company's medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The MMIT license provides for exclusive worldwide marketing and sales rights for this technology. The Company receives a 5% royalty on sales of these products by MMIT. Royalties from this license agreement were $3,903,000, $4,162,000 and $3,619,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

11. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) for all full-time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $18,000 or $24,000 if the employee was over 50 years of age for the year ended June 30, 2016. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $52,145, $46,636 and $38,320 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

12. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that its Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company's current product offering primarily consists of minimally invasive therapeutic ultrasonic medical devices. The Company's products are relatively consistent and manufacturing is centralized and consistent across product offerings. Based on these factors, key operating decisions and resource allocations are made by the CODM using consolidated financial data and as such the Company has concluded that it operates as one segment.

Worldwide revenue for the Company's products is categorized as follows:

	For the Year Ended June 30,
	2016	2015	2014
Total
Consumables	$16,091,651	$12,833,377	$8,579,137
Equipment	7,021,543	9,371,201	8,481,298
Total	$23,113,194	$22,204,578	$17,060,435

Domestic:
Consumables	$11,277,449	$8,449,215	$5,042,496
Equipment	1,809,357	2,348,705	3,142,972
Total	$13,086,806	$10,797,920	$8,185,468

International:
Consumables	$4,814,202	$4,384,162	$3,536,641
Equipment	5,212,186	7,022,496	5,338,326
Total	$10,026,388	$11,406,658	$8,874,967

Substantially all of the Company’s long-lived assets are located in the United States.

13. Quarterly Results (unaudited)

	Fiscal 2016
	Q1	Q2	Q3	Q4	Year
Net sales	$5,250,985	$6,039,355	$5,426,147	$6,396,707	$23,113,194
Cost of goods sold	1,769,565	1,944,101	1,850,838	2,046,736	7,611,240
Gross profit	3,481,420	4,095,254	3,575,309	4,349,971	15,501,954

Operating expenses:
Selling expenses	2,636,601	2,882,935	3,224,962	3,551,587	12,296,085
General and administrative expenses	1,821,352	1,841,760	1,673,395	2,028,403	7,364,910
Research and development expenses	393,375	347,949	493,776	435,247	1,670,347
Total operating expenses	4,851,328	5,072,644	5,392,133	6,015,237	21,331,342
Loss from operations	(1,369,908)	(977,390)	(1,816,824)	(1,665,266)	(5,829,388)

Other income/(expense):
Interest income	19	25	19	18	81
Royalty income and license fees	988,170	1,018,362	963,025	979,200	3,948,757
Other	(6,021)	(5,413)	(5,464)	(4,980)	(21,878)
Total other income	982,168	1,012,974	957,580	974,238	3,926,960

(Loss)/income from continuing operations before income taxes	(387,740)	35,584	(859,244)	(691,028)	(1,902,428)

Income tax expense/(benefit)	(168,000)	(139,000)	(15,000)	(251,351)	(573,351)

Net (loss)/income from continuing operations	$(219,740)	$174,584	$(844,244)	$(439,677)	$(1,329,077)

Discontinued operations:
Net income from discontinued operations net of income tax expense/(benefit) of $0, $0, $85,000 and $8,069, respectively	-	-	165,000	(8,069)	156,931
Net (loss)/income from discontinued operations	-	-	165,000	(8,069)	156,931

Net (loss)/income	$(219,740)	$174,584	$(679,244)	$(447,746)	$(1,172,146)

Net (loss)/income per share from continuing operations - Basic	$(0.03)	$0.02	$(0.11)	$(0.06)	$(0.17)

Net (loss)/income per share from discontinued operations - Basic	-	-	0.02	-	0.02

Net (loss)/income per share - Basic	$(0.03)	$0.02	$(0.09)	$(0.06)	$(0.15)

Net (loss)/income per share from continuing operations - Diluted	$(0.03)	$0.02	$(0.11)	$(0.06)	$(0.17)

Net (loss)/income per share from discontinued operations - Diluted	-	-	0.02	-	0.02

Net (loss)/income per share - Diluted	$(0.03)	$0.02	$(0.09)	$(0.06)	$(0.15)

	Fiscal 2015
	Q1	Q2	Q3	Q4		Year
Net sales	$4,539,337	$5,601,008	$5,314,797	$6,749,436		$22,204,578
Cost of goods sold	1,586,105	1,767,175	1,670,359	2,256,637		7,280,276
Gross profit	2,953,232	3,833,833	3,644,438	4,492,799		14,924,302

Operating expenses:
Selling expenses	2,019,286	2,085,174	2,465,803	2,492,432		9,062,695
General and administrative expenses	1,246,078	1,534,784	1,583,399	1,619,362		5,983,623
Research and development expenses	437,591	324,301	407,773	423,258		1,592,923
Total operating expenses	3,702,955	3,944,259	4,456,975	4,535,052		16,639,241
Loss from operations	(749,723)	(110,426)	(812,537)	(42,253)		(1,714,939)

Other income/(expense):
Interest income	25	19	12	19		75
Royalty income and license fees	1,147,951	1,044,941	1,032,027	1,031,402		4,256,321
Other	(5,679)	(4,847)	(6,452)	(5,055)		(22,033)
Total other income	1,142,297	1,040,113	1,025,587	1,026,366		4,234,363

Income from continuing operations before income taxes	392,574	929,687	213,050	984,113		2,519,424

Income tax expense/(benefit)	14,352	33,465	8,406	(2,840,855	)(1)	(2,784,632)

Net income from continuing operations	$378,222	$896,222	$204,644	$3,824,968		$5,304,056

Discontinued operations:
Net income from discontinued operations net of income tax expense/(benefit) of $0, $0, $5,280 and ($4,153), respectively	4,975	4,975	249,696	7,469		267,115
Net income from discontinued operations	4,975	4,975	249,696	7,469		267,115

Net income	$383,197	$901,197	$454,340	$3,832,437		$5,571,171

Net income per share from continuing operations - Basic	$0.05	$0.12	$0.03	$0.50		$0.70

Net income per share from discontinued operations - Basic	-	-	0.03	-		0.04

Net income per share - Basic	$0.05	$0.12	$0.06	$0.50		$0.74

Net income per share from continuing operations - Diluted	$0.05	$0.11	$0.02	$0.46		$0.66

Net income per share from discontinued operations - Diluted	-	-	0.03	-		0.03

Net income per share - Diluted	$0.05	$0.11	$0.05	$0.46		$0.69

(1)	relates to the reversal of the tax valuation allowance

14. Subsequent Events

Employment Agreement - Michael A. McManus

On May 22, 2015, the Employment Agreement, dated July 1, 2014, by and between Michael A. McManus, Jr. and the Company was mutually terminated and replaced by a new Employment Agreement whereby Mr. McManus would continue to serve as the Company's President and Chief Executive Officer (the "McManus Agreement"). The McManus Agreement, effective as of May 22, 2015, had an initial term expiring June 30, 2017 and with renewals for successive one-year periods thereafter unless terminated by either party not less than ninety (90) days prior to the end of the then-current term. The McManus Agreement provided for an annual base salary of (i) $299,000 through June 30, 2015 and (ii) $325,000 commencing July 1, 2015, and an annual bonus based on Mr. McManus' achievement of annual goals and objectives as determined by the Compensation Committee of the Company's Board of Directors. Mr. McManus also received a one-time grant of options to purchase 100,000 shares of Common Stock at an exercise price of $11.88 per share (the “McManus Options”). The McManus Options vest in their entirety on June 30, 2017.

On August 26, 2016, the Company and Mr. McManus entered into a retirement agreement and general release (the “Retirement Agreement”). Pursuant to the Retirement Agreement, on September 2, 2016 Mr. McManus resigned as a Director and the Chairman of the Board of Directors of the Company and retired as President and Chief Executive Officer of the Company. Pursuant to the Retirement Agreement, which supersedes the McManus Agreement and letter agreements dated May 22, 2015, July 1, 2012 and July 1, 2012, respectively, the Company agreed to (i) pay Mr. McManus’ salary through June 30, 2017 at the current level; (ii) continue to pay premiums for Mr. McManus’ and his dependents’ coverage under the Company’s medical, dental, vision, hospitalization, long term care and life insurance coverage through June 30, 2017 at the current levels upon timely election by Mr. McManus under the law informally known as COBRA; and (iii) extend the exercisability of previously granted and then currently vested options to purchase shares of Common Stock through June 30, 2017. In addition, Mr. McManus had continued use of the vehicle provided him pursuant to the McManus Agreement through December 31, 2016.

The Retirement Agreement provides for customary releases by both the Company and Mr. McManus as well as customary provisions concerning confidentiality, non-disparagement and cooperation.

The Retirement Agreement also provides that through June 30, 2017, upon request of the Company’s (i) Board of Directors or (ii) President and Chief Executive Officer, Mr. McManus will consult with the Company for up to ten (10) hours per month without compensation therefor except for reimbursement of reasonable travel expenses.

Mr. McManus shall continue to be entitled to indemnification to the extent permitted to him by the Company’s By-Laws and Certificate of Incorporation. The Company has also agreed to maintain directors’ and officers’ liability insurance for Mr. McManus’ benefit, if any, that shall be no less favorable to him than such insurance made available to or for the benefit of former directors or officers of the Company.

NASDAQ Deficiency Letter

On September 15, 2016, Misonix received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company, as a result of not filing the 10-K on September 13, 2016 and disclosing that the Company likely would not be able to file the 10-K within the 15-day extension period provided in Rule 12b-25(b) under the Securities Exchange Act of 1934, as amended, was not in compliance with Listing Rule 5250(c)(1) of the Nasdaq Listing Rules (the “Rules”) for continued listing. In addition, on November 10, 2016, Misonix received a second deficiency letter from Nasdaq indicating that the Company, as a result of not filing its Quarterly Report on Form 10-Q (the “10-Q”) by November 9, 2016, together with its prior and ongoing failure to timely file the 10-K, was not in compliance with Listing Rule 5250(c)(1) for continued listing. In the letters, Nasdaq requested that Misonix submit a plan to regain compliance with the Rules by November 14, 2016. On November 14, 2016, Misonix submitted to Nasdaq a plan to regain compliance with the Rules. After reviewing Misonix's plan to regain compliance, Nasdaq granted an exception to enable the Company to regain compliance with the Rules. Under the terms of the exception, Misonix must file its 10-K and 10-Q on or before March 13, 2017. In the event that Misonix does not satisfy the terms set forth in the extension, Nasdaq will provide written notification that Misonix's common stock will be delisted. At that time, Misonix may appeal Nasdaq's determination for a panel review.

Employment Agreement - Stavros G. Vizirgianakis

On December 15, 2016, the Company entered into an Employment Agreement (the “Vizirgianakis Agreement”) with Stavros G. Vizirgianakis pursuant to which Mr. Vizirgianakis serves as the Company’s full time President and Chief Executive Officer. Mr. Vizirgianakis had been serving on an unpaid basis as interim Chief Executive Officer of the Company since September 2, 2016. Mr. Vizirgianakis continues to serve as a member of the Company’s Board of Directors.

Pursuant to the Vizirgianakis Agreement, Mr. Vizirgianakis’ initial term of employment runs through September 13, 2019, provided that the term shall be automatically renewed and extended for consecutive one (1) year renewal terms, unless either party sends to the other party a notice of non-renewal at least ninety (90) days prior to the expiration of the initial term or any then-current renewal term. Mr. Vizirgianakis will receive an annual base salary of not less than three hundred sixty thousand dollars ($360,000) per annum, subject to review by the Board at least annually for increase but not for decrease. Mr. Vizirgianakis is also eligible to receive annual bonuses in the discretion of the Board. The Vizirgianakis Agreement also provides for a one-time $10,000 moving allowance and reimbursement of counsel fees relating to visa matters and the negotiation of the Vizirgianakis Agreement. If the Company terminates Mr. Vizirgianakis’ employment without cause (as defined in the Vizirgianakis Agreement), the Company provides a notice of non-renewal, or Mr. Vizirgianakis terminates his employment for good reason (as defined in the Vizirgianakis Agreement), Mr. Vizirgianakis shall be entitled to receive (i) a lump-sum cash payment from the Company in an amount equal to one and one-half (1.5) times the annual base salary as is in effect immediately prior to the date of such termination, and (ii) continuation of all employee benefits and fringe benefits to which he was entitled under the Vizirgianakis Agreement immediately prior to such termination of employment for a period of eighteen (18) months following the termination of employment. The Vizirgianakis Agreement also contains non-competition and non-solicitation covenants from Mr. Vizirgianakis during the term of employment and for a period of 18 months thereafter.

In conjunction with the execution of the Vizirgianakis Agreement, Mr. Vizirgianakis received grants of an aggregate of 400,000 shares of restricted stock pursuant to the Company’s 2014 Equity Incentive Plan (the “Plan”) as follows: (i) a grant of 134,000 shares vesting in five equal installments on September 1, 2017, 2018, 2019, 2020 and 2021; (ii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the third anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $35,000,000 and (B) the closing price of the Common Stock is at least $10.50 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days; and (iii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the fifth anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $48,000,000 and (B) the closing price of the Common Stock is at least $13.00 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days. The aforementioned performance grants will vest on a change of control in accordance with the Plan only if the applicable share price threshold is met in such transaction.

Director Resignation

On December 15, 2016, T. Guy Minetti, a member of the Company’s Board of Directors, resigned from the Board. In connection with his resignation, the Board agreed to extend the exercisability of previously granted and then currently vested options to purchase shares of the Company’s common stock through December 15, 2017.

Equity Investment

On October 25, 2016, the Company sold 761,469 shares of Common Stock in a private placement to Stavros G. Vizirgianakis, a director of the Company and its current Chief Executive Officer, at a price per share of $5.253, representing total cash proceeds to the Company of approximately $4.0 million.

Investigative Fees

Subsequent to June 30, 2016, the Company has incurred approximately $1.5 million in fees relating to its FCPA investigation and related activities.

Schedule II

		Additions
	Balance at	charged				Balance at
	beginning	to cost and				end of
Description	of period	expenses		(Deductions)		period

Allowance for doubtful accounts
Years ended June 30:

2016	$126,868	$(30,000	)(A)	$-		$96,868

2015	$136,868	$(10,000	)(A)	$-		$126,868

2014	$214,641	$(39,811	)(A)	$(37,962	)(B)	$136,868

(A)	Reduction in allowance for doubtful accounts due to adjustment in reserve balance.

(B)	Reduction in allowance for doubtful accounts due to write off certain accounts receivable balances.

		Additions
	Balance at	charged (credited)			Balance at
	beginning	to cost and			end of
Description	of period	expenses	(Deductions)		period

Deferred tax valuation allowance
Year ended June 30:

2016	$628,730	-	-		$628,730

2015	$6,132,147	$(1,111,693)	$(4,391,724	)(A)	$628,730

2014	$6,663,002	$(530,855)	-		$6,132,147

(A)	Reduction in deferred tax valuation allowance due to reevaluation of deferred tax assets.

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document