Form 10-Q
period 2016-12-31
MISONIX INC
filed 2017-03-13
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

MISONIX INC.

Explanatory Note

Misonix, Inc. (“Misonix”, the “Company”, “we” or “us”) was not able to file this Quarterly Report on Form 10-Q (the “Q2 10-Q”) for the quarter ended December 31, 2016 by its due date. For several months, with the assistance of outside counsel, we have been conducting a voluntary investigation into the business practices of the independent Chinese entity that previously distributed our products in China and the Company’s knowledge of those business practices, which may have implications under the Foreign Corrupt Practices Act (“FCPA”), as well as into various internal controls issues identified during the investigation (the “Investigation”). On September 27, 2016 and September 28, 2016, we voluntarily contacted the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”), respectively, to advise both agencies of these potential issues.  We have provided and will continue to provide documents and other information to the SEC and the DOJ, and are cooperating fully with these agencies in their investigations of these matters.

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

Our management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that material weaknesses in internal control over financial reporting existed at December 31, 2016. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016. We have since implemented the changes, controls and procedures as described in Part I - Item 4 “Controls and Procedures” which we believe are necessary to remediate these weaknesses.

On September 15, 2016, we received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company, as a result of not filing the Annual Report on Form 10-K (the “10-K”) for the fiscal year ended June 30, 2016 on September 13, 2016 and disclosing that the Company likely would not be able to file the 10-K within the 15-day extension period provided in Rule 12b-25(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was not in compliance with Listing Rule 5250(c)(1) of the Nasdaq Listing Rules (the “Rules”) for continued listing. In addition, on November 10, 2016, we received a second deficiency letter from Nasdaq indicating that the Company, as a result of not filing the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (the “Q1 10-Q”) by November 9, 2016, together with our prior failure to timely file the 10-K, was not in compliance with Listing Rule 5250(c)(1) for continued listing. In the letters, Nasdaq requested that Misonix submit a plan to regain compliance with the Rules by November 14, 2016. On November 14, 2016, Misonix submitted to Nasdaq a plan to regain compliance with the Rules. After reviewing Misonix's plan to regain compliance, Nasdaq granted an exception to enable the Company to regain compliance with the Rules. Under the terms of the exception, Misonix must file its 10-K and Q1 10-Q on or before March 13, 2017. In the event that Misonix does not satisfy the terms set forth in the extension, Nasdaq will provide written notification that Misonix's common stock will be delisted. At that time, Misonix may appeal Nasdaq's determination for a panel review. We filed the 10-K with the SEC on February 9, 2017.

On February 10, 2017, we received a third deficiency letter from Nasdaq indicating that the Company, as a result of not filing the Q2 10-Q by February 9, 2017 and disclosing that the Company will not be able to file the Q2 10-Q within the five-day extension period provided in Rule 12b-25(b) under the Exchange Act, together with its prior and ongoing failure to timely file the Q1 10-Q, was not in compliance with Listing Rule 5250(c)(1) for continued listing. We previously submitted a plan to Nasdaq to regain compliance with the Rules and Nasdaq has granted us an exception until March 13, 2017 to regain compliance. We were required to submit to Nasdaq an update to the original compliance plan not later than February 27, 2017, and we have timely submitted this update.

See Part I - Item 4 “Controls and Procedures” and Part II - Item 1 “Legal Proceedings” for additional information regarding these matters.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2016	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,766,120	$9,049,327
Accounts receivable, less allowance for doubtful accounts of $96,868 and $98,868, respectively	3,770,168	3,869,427
Inventories, net	4,986,521	5,822,935
Prepaid expenses and other current assets	302,224	530,564
Total current assets	21,825,033	19,272,253

Property, plant and equipment, net of accumulated amortization and depreciation of $7,361,655 and $6,976,282, respectively	3,184,334	2,492,815
Patents, net of accumulated amortization of $938,119 and $885,394, respectively	707,366	604,916
Goodwill	1,701,094	1,701,094
Intangible and other assets	305,421	266,603
Deferred income tax	3,454,690	3,394,690
Total assets	$31,177,938	$27,732,371

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,400,545	$1,402,797
Accrued expenses and other current liabilities	2,270,983	1,887,337
Total current liabilities	3,671,528	3,290,134

Deferred lease liability	9,308	9,262
Deferred income	7,765	31,685
Total liabilities	3,688,601	3,331,081

Commitments and contingencies (Footnote 9)

Shareholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000; 9,132,203 and 7,948,234 shares issued and 8,993,354 and 7,809,385 outstanding in each period, respectively	91,322	79,482
Additional paid-in capital	36,715,393	32,502,521
Accumulated deficit	(8,218,026)	(7,081,361)
Treasury stock, at cost, 138,849 shares in each period	(1,099,352)	(1,099,352)
Total shareholders' equity	27,489,337	24,401,290
Total liabilities and shareholders' equity	$31,177,938	$27,732,371

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Net sales	$6,030,380	$6,039,355	$12,202,005	$11,290,340
Cost of goods sold, exclusive of depreciation from consigned product	1,818,672	1,957,900	3,730,679	3,718,599
Gross profit	4,211,708	4,081,455	8,471,326	7,571,741

Operating expenses:
Selling expenses	3,271,134	2,991,687	6,596,821	5,647,967
General and administrative expenses	2,087,419	1,675,090	4,019,240	3,479,010
Research and development expenses	440,364	392,068	932,448	792,062
Total operating expenses	5,798,917	5,058,845	11,548,509	9,919,039
Loss from operations	(1,587,209)	(977,390)	(3,077,183)	(2,347,298)

Other income (expense):
Interest income	19	25	38	44
Royalty income and license fees	949,048	1,018,362	1,893,116	2,006,532
Other	(6,640)	(5,413)	(8,636)	(11,434)
Total other income	942,427	1,012,974	1,884,518	1,995,142

(Loss) / income from operations before income taxes	(644,782)	35,584	(1,192,665)	(352,156)

Income tax (benefit)/expense	(30,000)	(139,000)	(56,000)	(307,000)

Net income (loss)	$(614,782)	$174,584	$(1,136,665)	$(45,156)

Net income (loss) per share - Basic	$(0.07)	$0.02	$(0.14)	$(0.01)

Net income (loss) per share - Diluted	$(0.07)	$0.02	$(0.14)	$(0.01)

Weighted average shares - Basic	8,374,900	7,780,778	8,092,143	7,764,644
Weighted average shares - Diluted	8,374,900	8,081,602	8,092,143	7,764,644

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	For the Six Months Ended December 31, 2016
	Common Stock, $.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2016	7,948,234	$79,482	(138,849)	$(1,099,352)	$32,502,521	$(7,081,361)	$24,401,290
Net loss	-	-	-	-	-	(1,136,665)	(1,136,665)
Sale of common stock	761,469	7,615	-	-	3,992,385	-	4,000,000
Issuance of restricted stock	400,000	4,000	-	-	(4,000)	-	-
Proceeds from exercise of options	22,500	225	-	-	140,622	-	140,847
Stock-based compensation			-	-	83,865	-	83,865

Balance, December 31, 2016	9,132,203	$91,322	(138,849)	$(1,099,352)	$36,715,393	$(8,218,026)	$27,489,337

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,
	2016	2015
Operating activities
Net loss from operations	$(1,136,665)	$(45,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash items	482,042	903,420
Deferred income tax benefit	(56,000)	(211,000)
Stock-based compensation	83,865	728,993
Deferred income	(23,920)	(8,583)
Deferred lease liability	46	4,631
Changes in operating assets and liabilities:
Accounts receivable	99,259	402,154
Inventories	(116,874)	(1,848,313)
Prepaid expenses and other assets	189,522	66,261
Accounts payable and accrued expenses	377,394	168,333
Net cash (used in)/provided by operating activities	(101,331)	160,740

Investing activities
Acquisition of property, plant and equipment	(167,548)	(328,285)
Additional patents	(155,175)	(46,204)
Net cash used in investing activities	(322,723)	(374,489)

Financing activities
Proceeds from the sale of common stock	4,000,000	-
Proceeds from exercise of stock options	140,847	147,755
Net cash provided by financing activities	4,140,847	147,755

Net increase / (decrease) in cash and cash equivalents	3,716,793	(65,994)
Cash and cash equivalents at beginning of period	9,049,327	9,623,749
Cash and cash equivalents at end of period	$12,766,120	$9,557,755

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,053	$131,325
Capitalization of consigned product	$953,258	$741,497

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2016 and 2015

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Explanatory Note

Misonix, Inc. (“Misonix” or the “Company”) was not able to file its Quarterly Report on Form 10-Q (the “10-Q”) for the quarter ended December 31, 2016 by its due date. For several months, with the assistance of outside counsel, Misonix has been conducting a voluntary investigation into the business practices of its independent Chinese entity that previously distributed its products in China and the Company’s knowledge of those business practices, which may have implications under the Foreign Corrupt Practices Act (“FCPA”), as well as into various internal controls issues identified during the investigation. On September 27, 2016 and September 28, 2016, Misonix voluntarily contacted the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”), respectively, to advise both agencies of these potential issues.  Misonix has provided and will continue to provide documents and other information to the SEC and the DOJ, and is cooperating fully with these agencies in their investigations of these matters.

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

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through December 31, 2016 were $1,254,788. No payments were received during the six months ended December 31, 2016. Payments are generally received once per year, in the Company’s third fiscal quarter.

Major Customers and Concentration of Credit Risk

Included in sales from continuing operations are sales to Cicel (Beijing) Science and Tech Co. Ltd. (“Cicel”) of $0 and $899,635 for the six months ended December 31, 2016 and 2015, respectively. Accounts receivable from Cicel was $0 at December 31, 2016 and June 30, 2016. The Company terminated its agreement with Cicel in the first quarter of fiscal 2017.

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to their sales of the Company’s ultrasonic cutting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $1,885,788 and $1,979,026, for the six months ended December 31, 2016 and 2015, respectively. Accounts receivable from MMIT royalties were approximately $1,885,788 and $973,000 at December 31, 2016 and June 30, 2016, respectively. The license agreement with MMIT expires in August 2017.

At December 31, 2016 and June 30, 2016, the Company’s accounts receivable with customers outside the United States were approximately $341,000 and $768,000, respectively, none of which is over 90 days.

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

At December 31, 2016 and June 30, 2016, all of our cash, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

3. Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2016	2016
Raw material	$2,591,834	$3,102,175
Work-in-process	631,842	854,631
Finished goods	3,048,026	3,101,234
	6,271,702	7,058,040
Less valuation reserve	1,285,181	1,235,105
	$4,986,521	$5,822,935

4. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment totaled approximately $429,000 and $638,000 for the six months ended December 31, 2016 and 2015, respectively. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. Depreciation of generators which are consigned to customers is expensed over a 5 year period during the six months ended December 31, 2016 and is expensed over a 3 year period for the six months ended December 31, 2015, and depreciation is charged to selling expenses. The impact of this change in accounting estimate was a reduction in expense of approximately $350,000 for the six months ended December 31, 2016, compared to what the expense would have been without this change.

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

6. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents totaled $707,366 and $604,916 at December 31, 2016 and June 30, 2016, respectively. Amortization expense for the six months ended December 31, 2016 and 2015 was $53,000 and $47,000, respectively.

The following is a schedule of estimated future patent amortization expense as of December 31, 2016:

2017	$54,467
2018	106,767
2019	98,460
2020	75,032
2021	69,868
Thereafter	302,772
$707,366

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2016	2016

Accrued payroll, payroll taxes and vacation	607,892	648,705
Accrued bonus	200,000	300,000
Accrued commissions	460,000	433,000
Professional fees	502,297	256,130
Deferred income	28,423	20,655
Severance	206,201	-
Other	266,170	228,847

	$2,270,983	$1,887,337

8. Stock-Based Compensation Plans

Stock Option Awards

The compensation cost that has been charged against income for the Company’s stock option plans was $83,865, which included a charge to modify certain stock options of $81,765 and a reversal of stock compensation from prior periods due to forfeitures of unvested options of $616,239, for the six months ended December 31, 2016. For the six months ended December 31, 2015, compensation cost that has been charged against income for the Company’s stock option plans was $728,993. As of December 31, 2016, there was approximately $3,158,221 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.0 years. Certain share based costs for the six months ended December 31, 2015 included in general and administrative expenses were reclassified to cost of revenue, selling and research and development expenses to be consistent with the current year’s classification.

During the six months ended December 31, 2016, the Company modified the terms of certain stock options, which resulted in a charge to operations of $81,765.

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

The weighted average fair value at date of grant for options granted during the six months ended December 31, 2016 and 2015 was $4.46 and $4.01 respectively. There were options to purchase 327,500 shares granted during the six months ended December 31, 2016. The fair value was estimated based on the weighted average assumptions of:

	For six months ended December 31,
	2016	2015
Risk-free interest rates	1.80%	1.80%
Expected option life in years	6.25	6.25
Expected stock price volatility	54.68%	55.35%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of December 31, 2016, and changes during the six months ended December 31, 2016 is presented below:

	Outstanding Shares	Average Exercise Price	Aggregate Instrinsic Value
Vested and exercisable at June 30, 2016	1,790,224	$6.38	$1,675,072
Granted	327,500	$8.34
Exercised	(22,500)	$6.26
Forfeited	(357,875)	$8.25
Expired	(2,700)	$3.45
Outstanding as of December 31, 2016	1,734,649	$6.37	$7,442,293
Vested and exercisable at December 31, 2016	977,274	$4.48	$5,936,832

The total fair value of shares vested during the six months ended December 31, 2016 was $923,215. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2017 was 976,875 and $4.81, respectively. The number and weighted-average grant-date fair value of stock options which vested during the six months ended December 31, 2016 was 190,500 and $4.85, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.4 million and compensation expense recorded in the quarter ended December 31, 2016 was $40,565.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuit that has already been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $1.9 million, of which approximately $1.4 million was charged to general and administrative expenses during the six months ended December 31, 2016.

10. Related Party Transactions

Applied BioSurgical, a company owned by the brother of the Company’s Chief Executive Officer, Stavros G. Vizirgianakis, is an independent distributor for the Company outside of the United States.

Set forth below is a table showing the Company’s net sales for the six months ended December 31 and accounts receivable at December 31 for the indicated time periods below with Applied BioSurgical:

	2016	2015

Sales	$278,036	$135,965
Accounts receivable	$274,641	$4,248

On October 25, 2016, the Company sold 761,469 shares of Common Stock in a private placement to Stavros G. Vizirgianakis, the Company’s current Chief Executive Officer, at a price per share of $5.253, representing total cash proceeds to the Company of approximately $4.0 million.

11. Income Taxes

For the six months ended December 31, 2016 and 2015, the Company recorded an income tax benefit from continuing operations of $56,000 and $307,000, respectively.

For the six months ended December 31, 2016 and 2015, the effective rate of (4.7)% and (87.2)%, respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences, state taxes and tax credits.

The Company, as of June 30, 2015, reversed the valuation allowance against its deferred tax assets based on its consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the past three years and its positive outlook for taxable income for the future.

As of December 31, 2016 and June 30, 2016, the Company has no material unrecognized tax benefits or accrued interest and penalties.

12. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement with MMIT expiring August 2017, covering the further development and commercial exploitation of the Company's medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The MMIT license provides for exclusive worldwide marketing and sales rights for this technology. The Company receives a 5% royalty on sales of these products by MMIT. Royalties from this license agreement were $1,885,788 and $1,979,026 for the six months ended December 31, 2016 and 2015, respectively.

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

Worldwide revenue for the Company's products is categorized as follows:

	For the Six Months Ended
	December 31,
	2016	2015

Total
Consumables	$9,453,080	$7,305,993
Equipment	2,748,925	3,984,347
Total	$12,202,005	$11,290,340

Domestic
Consumables	$7,162,538	$5,286,747
Equipment	841,257	983,365
Total	$8,003,795	$6,270,112

International
Consumables	$2,290,542	$2,019,246
Equipment	1,907,668	3,000,982
Total	$4,198,210	$5,020,228

Substantially all of the Company’s long-lived assets are located in the United States.

14. Severance

On August 26, 2016, the Company and the Company’s former Chief Executive Officer, Michael McManus (“McManus”) entered into a retirement agreement and general release (the “Retirement Agreement”). Pursuant to the Retirement Agreement, on September 2, 2016 Mr. McManus resigned as a Director and the Chairman of the Board of Directors of the Company and retired as President and Chief Executive Officer of the Company. Pursuant to the Retirement Agreement, the Company agreed to (i) pay Mr. McManus’ salary through June 30, 2017 at the then current level; (ii) continue to pay premiums for Mr. McManus’ and his dependents’ coverage under the Company’s medical, dental, vision, hospitalization, long term care and life insurance coverage through June 30, 2017 at the then current levels upon timely election by Mr. McManus under the law informally known as COBRA; and (iii) extend the exercisability of previously granted and then currently vested options to purchase shares of Common Stock through June 30, 2017. In addition, Mr. McManus had continued use of the vehicle provided him pursuant to his prior employment agreement through December 31, 2016. In connection with this Retirement Agreement, the Company recorded a charge of $330,000 during the quarter ended September 30, 2016 to accrue for the cash portion of these benefits, which will be paid during the period ending June 30, 2017. In addition, the Company recorded a non-cash compensation expense of $61,000 in connection with the modification of the terms of his vested stock options, and recorded a reduction in non-cash compensation expense of $596,000 relating to the forfeiture of his unvested stock options.

15. Subsequent Events

NASDAQ Deficiency Letters

On September 15, 2016, Misonix received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company, as a result of not filing its Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “10-K”) on September 13, 2016 and disclosing that the Company likely would not be able to file the 10-K within the 15-day extension period provided in Rule 12b-25(b) under the Securities Exchange Act of 1934, as amended, was not in compliance with Listing Rule 5250(c)(1) of the Nasdaq Listing Rules (the “Rules”) for continued listing. In addition, on November 10, 2016, Misonix received a second deficiency letter from Nasdaq indicating that the Company, as a result of not filing its Quarterly Report on Form 10-Q for the period ended December 31, 2016 (the “Q1 10-Q”) by November 9, 2016, together with its prior failure to timely file the 10-K, was not in compliance with Listing Rule 5250(c)(1) for continued listing. In the letters, Nasdaq requested that Misonix submit a plan to regain compliance with the Rules by November 14, 2016. On November 14, 2016, Misonix submitted to Nasdaq a plan to regain compliance with the Rules. After reviewing Misonix's plan to regain compliance, Nasdaq granted an exception to enable the Company to regain compliance with the Rules. Under the terms of the exception, Misonix must file its 10-K and Q1 10-Q on or before March 13, 2017. In the event that Misonix does not satisfy the terms set forth in the extension, Nasdaq will provide written notification that Misonix's common stock will be delisted. At that time, Misonix may appeal Nasdaq's determination for a panel review. The Company filed the 10-K with the SEC on February 9, 2017.

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

Investigative Fees

Subsequent to December 31, 2016, the Company has incurred approximately $0.4 million in fees relating to its FCPA investigation and related activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I – Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2017, for the fiscal year ended June 30, 2016 (“2016 Form 10-K”). Item 7 of the 2016 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of December 31, 2016.

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

Three months ended December 31, 2016 and 2015

Our sales by category for the three months ended December 31, 2016 and 2015 are as follows:

	For the Three Months Ended
	December 31,		Net Change
	2016	2015	$	%

Total
Consumables	$4,908,885	$3,815,307	$1,093,578	28.7%
Equipment	1,121,495	2,224,048	(1,102,553)	-49.6%
Total	$6,030,380	$6,039,355	$(8,975)	-0.1%

Domestic
Consumables	$3,844,609	$2,702,636	$1,141,973	42.3%
Equipment	272,629	499,405	(226,776)	-45.4%
Total	$4,117,238	$3,202,041	$915,197	28.6%

International
Consumables	$1,064,276	$1,112,671	$(48,395)	-4.3%
Equipment	848,866	1,724,643	(875,777)	-50.8%
Total	$1,913,142	$2,837,314	$(924,172)	-32.6%

Net sales

Net sales decreased $8,975 to $6,030,380 in the second quarter of fiscal 2017, from $6,039,355 in fiscal 2016. Consumable sales in the United States increased 42.3%, or $1,141,973 for the quarter, in part due to the Company’s continued investment in its sales team and marketing efforts. This was offset by a reduction in International sales of $924,172. During the first quarter of fiscal 2017, the Company terminated its relationship with its Chinese distributor, which was its largest customer. Sales to this distributor during the three months ended December 31, 2016 and 2015 were $0 and $646,583, respectively. In February 2017, the Company executed an agreement with a new Chinese distributor, with initial shipments anticipated to begin in 2017.

Gross profit

Gross profit in the second quarter of fiscal 2017 was 69.8% of sales, which increased from 67.6% in the second quarter of fiscal 2016. The increase resulted from a stronger mix of Consumables revenue which carries a higher gross profit margin than Equipment revenue.

Selling expenses

Selling expenses increased by $279,447, or 9.3% to $3,271,134 in the second quarter of fiscal 2017 from $2,991,687 in the prior year period. The increase is principally related to higher salary and sales commission expenses. The Company continues to invest in sales and marketing in order to gain market share. The Company’s strategy to leverage its existing distributor network with product specialists domestically resulted in part in domestic sales growing by 28.6% during the second quarter. This quarterly expense increase was partially offset by a decrease in depreciation of consigned units of $134,000, resulting from a change in accounting estimate to depreciate these units over five years in fiscal 2017 compared with three years in fiscal 2016.

General and administrative expenses

General and administrative expenses increased by $412,329, or 24.6% to $2,087,419 in the second quarter of fiscal 2017 from $1,675,090 in the prior year period. The increase resulted principally from increased legal and accounting fees of $694,000 relating to the Investigation.

Research and development expenses

Research and development expenses increased by $48,296, or 12.3% to $440,364 in the second quarter of fiscal 2017 from $392,068 in the prior year period. The increase is due generally to higher salary and consulting costs for increased product development activities.

Other income (expense)

Other income decreased $70,547 to $942,427 in the second quarter of fiscal 2017 from $1,012,974 in the prior year period. The decrease is related to lower royalty income from MMIT. This royalty agreement expires in August 2017.

Income taxes

For the three months ended December 31, 2016 and 2015, the Company recorded an income tax benefit from continuing operations of $30,000 and $139,000, respectively. For the three months ended December 31, 2016 and 2015, the Company recorded a tax benefit with an effective tax rate of (4.7)% compared to (390.6)%, respectively. The change relates to a change in permanent book to tax differences. The effective tax rate for both periods was also affected by state taxes and tax credits.

Six months ended December 31, 2016 and 2015

Our sales by category for the six months ended December 31, 2016 and 2015 are as follows:

	For the Six Months Ended
	December 31,		Net Change
	2016	2015	$	%

Total
Consumables	$9,453,080	$7,305,993	$2,147,087	29.4%
Equipment	2,748,925	3,984,347	(1,235,422)	-31.0%
Total	$12,202,005	$11,290,340	$911,665	8.1%

Domestic
Consumables	$7,162,538	$5,286,747	$1,875,791	35.5%
Equipment	841,257	983,365	(142,108)	-14.5%
Total	$8,003,795	$6,270,112	$1,733,683	27.6%

International
Consumables	$2,290,542	$2,019,246	$271,296	13.4%
Equipment	1,907,668	3,000,982	(1,093,314)	-36.4%
Total	$4,198,210	$5,020,228	$(822,018)	-16.4%

Net sales

Net sales increased $911,665 to $12,202,005 in the first six months of fiscal 2017, from $11,290,340 the prior year period. Consumable sales in the United States increased 35.5%, or $1,875,791 for the period, in part due to the Company’s continued investment in its sales team and marketing efforts. This was offset by a reduction in International sales of $822,018. During the first quarter of fiscal 2017, the Company terminated its relationship with its Chinese distributor, which was its largest customer. Sales to this distributor during the six months ended December 31, 2016 and 2015 were $0 and $899,635, respectively. In February 2017, the Company executed an agreement with a new Chinese distributor, with initial shipments anticipated to begin in 2017.

Gross profit

Gross profit in the first six months of fiscal 2017 was 69.4% of sales, which increased from 67.1% in the prior year period. The increase resulted from a stronger mix of Consumables revenue which carries a higher gross profit margin than Equipment revenue.

Selling expenses

Selling expenses increased by $948,854, or 16.8% to $6,596,821 in the first six months of fiscal 2017 from $5,647,967 in the prior year period. The increase is principally related to higher salary and sales commission expenses. The Company continues to invest in sales and marketing in order to gain market share. The Company’s strategy to leverage its existing distributor network with product specialists domestically resulted in part in domestic sales growing by 27.6% during the first half of fiscal 2017. This expense increase was partially offset by a decrease in depreciation of consigned units of $268,000, resulting from a change in accounting estimate to depreciate these units over five years in fiscal 2017 compared with three years in fiscal 2016.

General and administrative expenses

General and administrative expenses increased by $540,230, or 15.5% to $4,019,240 in the first six months of fiscal 2017 from $3,479,010 in the prior year period. The increase resulted principally from increased legal and accounting fees of $1.1 million relating to the Investigation. This increase was partially offset by a reduction in non-cash stock compensation expense of $805,000, which includes a reversal of stock compensation previously recognized on the Company’s prior CEO, and the second quarter of fiscal 2017 did not contain a charge for CEO compensation.

Research and development expenses

Research and development expenses increased by $140,386, or 17.7% to $932,448 in the first six months of fiscal 2017 from $792,062 in the prior year period. The increase is due generally to higher salary and consulting costs for increased product development activities.

Other income (expense)

Other income decreased $110,624 to $1,884,518 in the first half of fiscal 2017 from $1,995,142 in the prior year period. The decrease is related to lower royalty income from MMIT. This royalty agreement expires in August 2017.

Income taxes

For the six months ended December 31, 2016 and 2015, the Company recorded an income tax benefit from continuing operations of $56,000 and $307,000, respectively. For the six months ended December 31, 2016 and 2015, the Company recorded a tax benefit with an effective tax rate of (4.7)% and (87.2)%, respectively. The change relates to a change in permanent book to tax differences. The effective tax rate for both periods was also affected by state taxes and tax credits.

Liquidity and Capital Resources

Working capital at December 31, 2016 was $18.1 million. For the six months ended December 31, 2016, cash used in operations was $101,331, mainly due to the Company’s net loss of $1,136,665 and an increase in inventory of $117,000, offset by $566,000 of non-cash depreciation expense and non-cash compensation, a $289,000 reduction in accounts receivable and prepaid expenses, and a $381,000 increase in accounts payable and accrued expenses.

Cash used in investing activities was $322,723, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents.

Cash provided by investing activities was $4.1 million for the first six months of fiscal 2017. On October 25, 2016, the Company sold 761,469 shares of Common Stock in a private placement to Stavros G. Vizirgianakis, a director of the Company and its current Chief Executive Officer, at a price per share of $5.253, representing total cash proceeds to the Company of approximately $4.0 million.

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

In connection with the Investigation, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2016. Due to the material weaknesses in internal control over financial reporting as described below in “Internal Control over Financial Reporting”, our current CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level, as of December 31, 2016.

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

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that material weaknesses existed at December 31, 2016, as described below. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016.

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

The identified control deficiencies did not result in any material misstatements in the Company’s financial statements. However, these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, we concluded that the control deficiencies represented material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016.

Remediation of Material Weaknesses

The Company continues to work to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board and management take internal control over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to establishing and maintaining strong and effective internal control over financial reporting and addressing the tone at the top concerns that contributed to the material weaknesses identified. Some of these remediation steps have taken place as of December 31, 2016. The following actions and plans will be or have been implemented during the fiscal 2017 year:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, the Company began the process of enhancing existing controls and designing and implementing additional controls and procedures in response to the material weaknesses.

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

