Form 10-Q
period 2017-03-31
MISONIX INC
filed 2017-05-02
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of April 28, 2017 there were 9,023,354 shares of the registrant’s common stock, $0.01 par value, outstanding.

MISONIX INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	June 30,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,856,503	$9,049,327
Accounts receivable, less allowance for doubtful accounts of $96,868 and $96,868, respectively	4,357,156	3,869,427
Inventories, net	4,909,415	5,822,935
Prepaid expenses and other current assets	664,249	530,564
Total current assets	21,787,323	19,272,253

Property, plant and equipment, net of accumulated amortization and depreciation of $7,610,152 and $6,976,282, respectively	3,413,116	2,492,815
Patents, net of accumulated amortization of $965,996 and $885,394, respectively	710,070	604,916
Goodwill	1,701,094	1,701,094
Intangible and other assets	300,341	266,603
Deferred income tax	3,581,551	3,394,690
Total assets	$31,493,495	$27,732,371

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,433,608	$1,402,797
Accrued expenses and other current liabilities	1,994,387	1,887,337
Total current liabilities	3,427,995	3,290,134

Deferred lease liability	9,331	9,262
Deferred income	17,737	31,685
Total liabilities	3,455,063	3,331,081

Commitments and contingencies (Footnote 9)

Shareholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000; 9,162,203 and 7,948,234 shares issued and 9,023,354 and 7,809,385 outstanding in each period, respectively	91,622	79,482
Additional paid-in capital	37,410,034	32,502,521
Accumulated deficit	(8,363,872)	(7,081,361)
Treasury stock, at cost, 138,849 shares in each period	(1,099,352)	(1,099,352)
Total shareholders' equity	28,038,432	24,401,290
Total liabilities and shareholders' equity	$31,493,495	$27,732,371

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Net sales	$7,177,763	$5,426,147	$19,379,768	$16,716,487
Cost of goods sold, exclusive of depreciation from consigned product	2,112,099	1,859,749	5,842,778	5,578,349
Gross profit	5,065,664	3,566,398	13,536,990	11,138,138

Operating expenses:
Selling expenses	3,587,859	3,319,385	10,184,680	8,967,352
General and administrative expenses	2,484,962	1,515,559	6,504,202	4,994,569
Research and development expenses	465,863	548,278	1,398,311	1,340,339
Total operating expenses	6,538,684	5,383,222	18,087,193	15,302,260
Loss from operations	(1,473,020)	(1,816,824)	(4,550,203)	(4,164,122)

Other income (expense):
Interest income	18	19	56	63
Royalty income and license fees	953,235	963,025	2,846,351	2,969,557
Other	(6,940)	(5,464)	(15,576)	(16,898)
Total other income	946,313	957,580	2,830,831	2,952,722

Loss from operations before income taxes	(526,707)	(859,244)	(1,719,372)	(1,211,400)

Income tax benefit	(219,000)	(15,000)	(275,000)	(322,000)

Loss from continuing operations	(307,707)	(844,244)	(1,444,372)	(889,400)
Discontinued operations:
Income from discontinued operations net of tax expense of $88,139 and $85,000 respectively	161,861	165,000	161,861	165,000
Net income from discontinied operations	161,861	165,000	161,861	165,000
Net loss from total operations	(145,846)	(679,244)	(1,282,511)	(724,400)

Net loss per share - Basic continuing Operations	$(0.04)	$(0.11)	$(0.17)	$(0.11)
Net loss per share - Diluted continuing operations	$(0.04)	$(0.11)	$(0.17)	$(0.11)

Net income per share - Basic discontinued operations	$0.02	$0.02	$0.02	$0.02
Net income per share - Diluted discontinued operations	$0.02	$0.02	$0.02	$0.02

Net loss per share - Basic	$(0.02)	$(0.09)	$(0.16)	$(0.09)
Net lossper share - Diluted	$(0.02)	$(0.09)	$(0.16)	$(0.09)

Weighted average shares - Basic	8,613,354	7,789,174	8,263,343	7,772,761
Weighted average shares - Diluted	8,613,354	7,789,174	8,263,343	7,772,761

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	For the Nine Months Ended March 31, 2017
	Common Stock,
	$.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	shareholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2016	7,948,234	$79,482	(138,849)	$(1,099,352)	$32,502,521	$(7,081,361)	$24,401,290
Net loss	-	-	-	-	-	(1,282,511)	(1,282,511)
Sale of common stock	761,469	7,615	-	-	3,992,385	-	4,000,000
Issuance of restricted stock	400,000	4,000	-	-	(4,000)	-	-
Proceeds from exercise of options	52,500	525	-	-	302,922	-	303,447
Stock-based compensation			-	-	616,206	-	616,206

Balance, March 31, 2017	9,162,203	$91,622	(138,849)	$(1,099,352)	$37,410,034	$(8,363,872)	$28,038,432

 See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	March 31,
	2017	2016
Operating activities
Net loss from continuing operations	$(1,444,372)	$(889,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and other non-cash items	763,434	1,271,864
Deferred income tax benefit	(186,861)	(260,000)
Stock-based compensation	616,206	1,175,165
Deferred income	(13,948)	(20,852)
Deferred lease liability	69	6,947
Changes in operating assets and liabilities:
Accounts receivable	(487,729)	379,689
Inventories	(449,986)	(2,623,620)
Prepaid expenses and other assets	(167,423)	(282,221)
Accounts payable and accrued expenses	137,861	141,624
Net cash used in operating activities	(1,232,749)	(1,100,804)

Investing activities
Acquisition of property, plant and equipment, net of disposals	(239,627)	(410,561)
Acquisition of patents	(185,756)	(71,541)
Net cash used in investing activities	(425,383)	(482,102)

Financing activities
Proceeds from the sale of common stock	4,000,000	-
Proceeds from exercise of stock options	303,447	151,247
Net cash provided by financing activities	4,303,447	151,247

Cash flows from discontinued operations
Net cash provided by investing activities	161,861	165,000
Net cash provided by discontinued operations	161,861	165,000

Net increase / (decrease) in cash and cash equivalents	2,807,176	(1,266,659)
Cash and cash equivalents at beginning of period	9,049,327	9,623,749
Cash and cash equivalents at end of period	$11,856,503	$8,357,090

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,866	$141,120
Capitalization of consigned product	$1,363,506	$1,017,506

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which provides a more complete explanation of the Company’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results.

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

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through March 31, 2017 were $1,504,788. Payments are generally received once per year, in the Company’s third fiscal quarter. For the three months ended March 31, 2017 and 2016, the Company received a royalty of $250,000 in each quarter, which has been recorded in discontinued operations.

Major Customers and Concentration of Credit Risk

Included in sales from continuing operations are sales to Cicel (Beijing) Science and Tech Co. Ltd. (“Cicel”) of $0 and $1,337,277 for the nine months ended March 31, 2017 and 2016, respectively, representing 8.0% of sales for 2016. There were no accounts receivable from Cicel at March 31, 2017 and June 30, 2016. The Company terminated its agreement with Cicel in the first quarter of fiscal 2017.

For the three months ended March 31, 2017, one international distributor accounted for approximately 10% of sales for the quarter. In addition, this same customer had outstanding accounts receivable at March 31, 2017 of $369,463.

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to their sales of the Company’s ultrasonic cutting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $2,838,487 and $2,930,240, for the nine months ended March 31, 2017 and 2016, respectively. Accounts receivable from MMIT royalties were approximately $953,000 and $973,000 at March 31, 2017 and June 30, 2016, respectively. The license agreement with MMIT expires in August 2017.

At March 31, 2017 and June 30, 2016, the Company’s accounts receivable with customers outside the United States were approximately $762,000 and $768,000, respectively, none of which is over 90 days.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, establishing the allowance for doubtful accounts, valuation of inventory, depreciation, asset impairment evaluations and establishing deferred tax assets and related valuation allowances, and stock-based compensation. Actual results could differ from those estimates.

Loss per Common Share

Diluted EPS for the three and nine months ended March 31, 2017 and March 31, 2016 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are outstanding options to purchase 145,750 and 512,750 shares of common stock for the three and nine months ended March 31, 2017, and options to purchase 844,250 and 486,000 shares of common stock for the three and nine months ended March 31, 2016.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will apply this guidance to applicable impairment tests after January 1, 2017.

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

At March 31, 2017 and June 30, 2016, all of our cash, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

3. Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2017	2016
Raw material	$2,481,557	$3,102,175
Work-in-process	708,593	854,631
Finished goods	3,004,743	3,101,234
	6,194,893	7,058,040
Less valuation reserve	1,285,478	1,235,105
	$4,909,415	$5,822,935

4. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $253,515 and $345,355 for the three months ended March 31, 2017 and 2016, respectively, and was $682,832 and $982,984 for the nine months ended March 31, 2017 and 2016, respectively. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. Depreciation of generators which are consigned to customers is expensed over a 5 year period during the nine months ended March 31, 2017 and is expensed over a 3 year period for the nine months ended March 31, 2016, and depreciation is charged to selling expenses. The impact of this change in accounting estimate was a reduction in expense of approximately $533,000 for the nine months ended March 31, 2017, compared to what the expense would have been without this change.

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

6. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents totaled $710,070 and $604,916 at March 31, 2017 and June 30, 2016, respectively. Amortization expense for the three months ended March 31, 2017 and 2016 was $27,877and $23,090, respectively, and for the nine months ended March 31, 2017 and 2016 was $80,602 and $69,897, respectively.

The following is a schedule of estimated future patent amortization expense as of March 31, 2017:

2017	$28,239
2018	110,790
2019	102,484
2020	79,055
2021	72,884
Thereafter	316,618
$710,070

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2017	2016

Accrued payroll, payroll taxes and vacation	676,882	648,705
Accrued bonus	300,000	300,000
Accrued commissions	429,000	433,000
Professional fees	228,584	256,130
Deferred income	29,491	20,655
Severance	99,859	-
Other	230,571	228,847

	$1,994,387	$1,887,337

8. Stock-Based Compensation Plans

Stock Option Awards

For the three and nine months ended March 31, 2017, the compensation cost that has been charged against income for the Company’s stock option plans was $532,341 and $616,206, respectively, which in the nine month period included a charge to modify certain stock options of $81,765 and a reversal of stock compensation from prior periods due to forfeitures of unvested options of $616,239. For the three and nine months ended March 31, 2016, compensation cost that has been charged against income for the Company’s stock option plans was $446,172 and $1,175,000, respectively. As of March 31, 2017, there was approximately $2,771,938 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.8 years.

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

The weighted average fair value at date of grant for options granted during the nine months ended March 31, 2017 and 2016 was $4.46 and $4.23, respectively. There were options to purchase 327,500 shares granted during the nine months ended March 31, 2017. The fair value was estimated based on the weighted average assumptions of:

	For nine months ended March 31,
	2017	2016
Risk-free interest rates	1.80%	1.71%
Expected option life in years	6.25	6.25
Expected stock price volatility	54.68%	55.41%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of March 31, 2017, and changes during the nine months ended March 31, 2017 is presented below:

	Outstanding Shares	Average Exercise Price	Aggregate Instrinsic Value
Vested and exercisable at June 30, 2016	1,790,224	$6.38	$1,675,072
Granted	327,500	$8.34
Exercised	(52,500)	$5.78
Forfeited	(376,625)	$8.24
Expired	(2,700)	$3.45
Outstanding as of March 31, 2017	1,685,899	$6.37	$9,324,182
Vested and exercisable at March 31, 2017	980,774	$4.63	$7,097,409

The total fair value of shares vested during the nine months ended March 31, 2017 was $1,055,434. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2017 was 976,875 and $4.81, respectively. The number and weighted-average grant-date fair value of stock options which vested during the nine months ended March 31, 2017 was 224,250 and $4.71, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.4 million and compensation expense recorded in the three and nine months ended March 31, 2017 was $224,498 and $265,063, respectively.

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

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani seeks an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; there has been no discovery and there is no trial date. The Company is not able to estimate the amount of potential loss it may recognize, if any, from this claim. The Company believes that its insurance coverage is sufficient to cover a potential loss, after payment of the policy retention of $250,000.

Former Chinese Distributor - FCPA

For several months, with the assistance of outside counsel, the Company conducted a voluntary investigation into the business practices of the independent Chinese entity that previously distributed its products in China and the Company’s knowledge of those business practices, which may have implications under the FCPA, as well as into various internal controls issues identified during the investigation.

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

At this stage, the Company is unable to predict what, if any, action the DOJ or the SEC may take or what, if any, penalties or remedial measures these agencies may seek.  Nor can the Company predict the impact on the Company as a result of these matters, which may include the imposition of fines, civil and criminal penalties, which are not currently estimable, as well as equitable remedies, including disgorgement of any profits earned from improper conduct and injunctive relief, limitations on the Company’s conduct, and the imposition of a compliance monitor.  The DOJ and the SEC periodically have based the amount of a penalty or disgorgement in connection with an FCPA action, at least in part, on the amount of profits that a company obtained from the business in which the violations of the FCPA occurred.  During its distributorship relationship with the prior Chinese distributor from 2010 through 2016, the Company generated sales of approximately $8 million from the relationship.

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuit that has already been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.1 million, of which approximately $2.0 million was charged to general and administrative expenses during the nine months ended March 31, 2017. Investigative costs for the three months ended March 31, 2017 were approximately $650,000.

Former Chinese Distributor – Litigation

On April 5, 2017, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint, which seeks various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, asserts various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; there has been no discovery and there is no trial date.

10. Related Party Transactions

Applied BioSurgical, a company owned by the brother of the Company’s Chief Executive Officer, Stavros G. Vizirgianakis, is an independent distributor for the Company outside of the United States.

Set forth below is a table showing the Company’s net sales for the nine months ended March 31 and accounts receivable at March 31 for the indicated time periods below with Applied BioSurgical:

	2017	2016

Sales	$367,592	$349,490
Accounts receivable	$104,678	$212,981

On October 25, 2016, the Company sold 761,469 shares of Common Stock in a private placement to Stavros G. Vizirgianakis, the Company’s current Chief Executive Officer, at a price per share of $5.253, representing total cash proceeds to the Company of approximately $4.0 million.

11. Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded an income tax benefit from continuing operations of $219,000 and $15,000, respectively, and for the nine months ended March 31, 2017 and 2016, the Company recorded an income tax benefit from continuing operations of $275,000 and $322,000, respectively.

For the nine months ended March 31, 2017 and 2016, the effective rate of 16.0% and 26.6%, respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences relating principally to stock compensation expense and tax credits.

As of March 31, 2017 and June 30, 2016, the Company has no material unrecognized tax benefits or accrued interest and penalties.

12. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement with MMIT expiring August 2017, covering the further development and commercial exploitation of the Company's medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The MMIT license provides for exclusive worldwide marketing and sales rights for this technology. The Company receives a 5% royalty on sales of these products by MMIT. Royalties from this license agreement were $953,235 and $956,947 for the three months ended March 31, 2017 and 2016, respectively, and were $2,838,487 and $2,932,240 for the nine months ended March 31, 2017 and 2016, respectively.

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

Worldwide revenue for the Company's products is categorized as follows:

	For the Nine Months Ended
	March 31
	2017	2016

Domestic	$12,019,103	$9,324,928
International	7,360,665	7,391,559
Total	$19,379,768	$16,716,487

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I – Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2017, for the fiscal year ended June 30, 2016 (“2016 Form 10-K”). Item 7 of the 2016 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 31, 2017.

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

In the United States, the Company is taking a more aggressive approach to taking market share, expanding the market and increasing its share of recurring disposable revenue by using a consignment model, whereby the Company will consign the equipment (which is defined as a generator, hand pieces and accessories) (the “Equipment”) and sell to customers higher margin disposable, single use items (the “Consumables”) on a recurring basis. Title remains with the Company with respect to consigned Equipment, which is depreciated and charged to selling expenses over a five year period beginning in fiscal 2017, and a three year period in fiscal 2016. Outside of the United States, the Company has principally not yet adopted a consignment model. The Company’s overall goal is to increase the utilization rate of Equipment which will increase the total number of procedures and maximize the sale of Consumables to our customers, with the goal of becoming the standard of care in the various areas we focus on.

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

Three months ended March 31, 2017 and 2016

Our sales by category for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended
	March 31,		Net Change
	2017	2016	$	%

Total
Consumables	$5,281,454	$4,131,620	$1,149,834	27.8%
Equipment	1,896,309	1,294,527	601,782	46.5%
Total	$7,177,763	$5,426,147	$1,751,616	32.3%

Domestic
Consumables	$3,736,960	$2,684,940	$1,052,020	39.2%
Equipment	278,348	369,877	(91,529)	-24.7%
Total	$4,015,308	$3,054,817	$960,491	31.4%

International
Consumables	$1,544,494	$1,446,680	$97,814	6.8%
Equipment	1,617,961	924,650	693,311	75.0%
Total	$3,162,455	$2,371,330	$791,125	33.4%

Net sales

Net sales increased 32.3% or $1,751,616 to $7,117,763 in the third quarter of fiscal 2017, from $5,426,147 in fiscal 2016. Consumable sales in the United States increased 39.2%, or $1,052,020 for the quarter, in part due to the strength in the Company’s domestic consumables business, along with increased international equipment sales. International sales grew 33.4% during the third quarter, largely resulting from initial shipments to the Company’s new Chinese distributor of $739,285.

Gross profit

Gross profit in the third quarter of fiscal 2017 was 70.6% of sales, which increased from 65.7% in the third quarter of fiscal 2016. The increase resulted from a stronger mix of Consumables revenue which carries a higher gross profit margin than Equipment revenue.

Selling expenses

Selling expenses increased by $268,474, or 8.1% to $3,587,859 in the third quarter of fiscal 2017 from $3,319,385 in the prior year period. The increase is principally related to higher distributor commissions resulting from the sales increase, along with higher salary and benefit expenses. The Company continues to invest in sales and marketing in order to gain market share. The Company’s strategy to leverage its existing distributor network with product specialists domestically resulted in part in domestic sales growing by 31.4% during the third quarter. This quarterly expense increase was partially offset by a decrease in depreciation of consigned units of $114,000, resulting from a change in accounting estimate to depreciate these units over five years in fiscal 2017 compared with three years in fiscal 2016.

General and administrative expenses

General and administrative expenses increased by $969,403, or 64.0% to $2,484,962 in the third quarter of fiscal 2017 from $1,515,559 in the prior year period. The increase resulted principally from increased legal and accounting fees of approximately $700,000 relating to the internal investigation described in Part II – Item 1 “Legal Proceedings” below (“the Investigation”).

Research and development expenses

Research and development expenses decreased by $82,415, or 15.0% to $465,863 in the third quarter of fiscal 2017 from $548,278 in the prior year period. The decrease is due to lower product development costs during the quarter.

Other income (expense)

Other income decreased $11,267 to $946,313 in the third quarter of fiscal 2017 from $957,580 in the prior year period. The decrease is related to lower royalty income from MMIT. This royalty agreement expires in August 2017.

Income taxes

For the three months ended March 31, 2017 and 2016, the Company recorded an income tax benefit from continuing operations of $219,000 and $15,000, respectively. For the three months ended March 31, 2017 and 2016, the effective rate of 41.6% and 1.7%, respectively, on continuing operations varied from the U.S. federal statutory rate due to changes in the Company’s projected pretax book income.

Nine months ended March 31, 2017 and 2016

Our sales by category for the nine months ended March 31, 2017 and 2016 are as follows:

	For the Nine Months Ended
	March 31,		Net Change
	2017	2016	$	%

Total
Consumables	$14,734,534	$11,437,613	$3,296,921	28.8%
Equipment	4,645,234	5,278,874	(633,640)	-12.0%
Total	$19,379,768	$16,716,487	$2,663,281	15.9%

Domestic
Consumables	$10,899,498	$7,971,686	$2,927,812	36.7%
Equipment	1,119,605	1,353,242	(233,637)	-17.3%
Total	$12,019,103	$9,324,928	$2,694,175	28.9%

International
Consumables	$3,835,036	$3,465,927	$369,109	10.6%
Equipment	3,525,629	3,925,632	(400,003)	-10.2%
Total	$7,360,665	$7,391,559	$(30,894)	-0.4%

Net sales

Net sales increased 15.9% or $2,663,281 to $19,379,768 in the first nine months of fiscal 2017, from $16,716,487 in the prior year period. Consumable sales in the United States increased 36.7%, or $2,927,812 for the period, in part due to the Company’s continued investment in its sales team and marketing efforts. Sales of Consumables have increased to 76.0% of sales in the first nine months of fiscal 2017 compared with 68.4% in the same period in fiscal 2016. Sales to customers in the United States increased to 62.0% of sales in the first nine months of fiscal 2017, compared with 58.8% in in the same period of fiscal 2016. International sales were $7,360,665 million for the first nine months of fiscal 2017, approximately even with the $7,391,559 recorded in the same period of the prior year. During the first quarter of fiscal 2017, the Company terminated its relationship with its Chinese distributor, which was its largest customer. During the third quarter of fiscal 2017, the Company executed an agreement with a new Chinese distributor, with initial shipments commencing in March 2017.

Gross profit

Gross profit in the first nine months of fiscal 2017 was 69.9% of sales, which increased from 66.6% in the prior year period. The increase resulted from a stronger mix of Consumables revenue which carries a higher gross profit margin than Equipment revenue.

Selling expenses

Selling expenses increased by $1,217,328, or 13.6% to $10,184,680 in the first nine months of fiscal 2017 from $8,967,352 in the prior year period. The increase is principally related to higher distributor commissions on increased sales, higher sales salary resulting from increased headcount and higher advertising and marketing expenses. The Company continues to invest in sales and marketing in order to gain market share. The Company’s strategy to leverage its existing distributor network with product specialists domestically resulted in part in domestic sales growing by 28.9% during the first nine months of fiscal 2017. This expense increase was partially offset by a decrease in depreciation of consigned units of $382,000, resulting from a change in accounting estimate to depreciate these units over five years in fiscal 2017 compared with three years in fiscal 2016.

General and administrative expenses

General and administrative expenses increased by $1,509,633, or 30.2% to $6,504,202 in the first nine months of fiscal 2017 from $4,994,569 in the prior year period. The increase resulted principally from increased professional fees of $2.0 million relating to the Investigation. The Company also accrued for severance for its former CEO during the current year. This increase was partially offset by a reduction in non-cash stock compensation expense of $805,000, which includes a reversal of stock compensation previously recognized with respect to the Company’s prior CEO relating to unvested stock options which were terminated.

Research and development expenses

Research and development expenses increased by $57,972, or 4.3% to $1,398,311 in the first nine months of fiscal 2017 from $1,340,339 in the prior year period. The increase is due generally to higher salary and consulting costs for increased product development activities.

Other income (expense)

Other income decreased $121,891 to $2,830,831 in the first nine months of fiscal 2017 from $2,952,722 in the prior year period. The decrease is related to lower royalty income from MMIT. This royalty agreement expires in August 2017.

Income taxes

For the nine months ended March 31, 2017 and 2016, the Company recorded an income tax benefit from continuing operations of $275,000 and $322,000, respectively. For the nine months ended March 31, 2017 and 2016, the Company recorded a tax benefit with an effective tax rate of 16.0% and 26.6%, respectively. The effective rate of 16.0% and 26.6%, respectively, on continuing operations varied from the U.S. federal statutory rate due to permanent book to tax differences relating principally to stock compensation expense and tax credits.

Liquidity and Capital Resources

Working capital at March 31, 2017 was $18.4 million. For the nine months ended March 31, 2017, cash used in operations was $1,232,749, mainly due to the Company’s net loss of $1,444,372 and an increase in inventory of $449,986, an increase in accounts receivable of $487,729, offset by $1,379,640 of non-cash depreciation expense and non-cash compensation.

Cash used in investing activities was $425,383, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents.

Cash provided by investing activities was $4,303,447 for the first nine months of fiscal 2017. On October 25, 2016, the Company sold 761,469 shares of Common Stock in a private placement to Stavros G. Vizirgianakis, a director of the Company and its current Chief Executive Officer, at a price per share of $5.253, representing total cash proceeds to the Company of approximately $4.0 million.

As of March 31, 2017, the Company had a cash balance of approximately $11.9 million and believes it has sufficient cash to finance operations for at least the next 12 months.

Relating to the internal investigation described herein, the Company has incurred approximately $2.1 million in investigative costs and is expected to incur additional costs until the matter is fully resolved. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

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

The Investigation resulted in the Company notifying the SEC and DOJ about possible violations of the FCPA and other internal controls matters. These possible violations of laws included knowledge of certain business practices of the independent Chinese entity that previously distributed the Company’s products in China, which practices raised questions under the FCPA.

The Investigation did not identify any financial loss to the Company and did not identify any material misstatements in the Company’s financial statements. However, as a result of the Company’s Investigation and related activities, it has incurred approximately $2.1 million of professional fees as of March 31, 2017 and has terminated the agreement with its former distributor in China, which was the Company’s largest customer during the prior three fiscal years. In addition, the Company could be subject to disgorgement, fines or penalties related to potential violations of the FCPA as described in Part II - Item 1 “Legal Proceedings” below.

In connection with the Investigation, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2017. Due to the material weaknesses in internal control over financial reporting as described below in “Internal Control over Financial Reporting”, our current CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level, as of March 31, 2017.

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

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that material weaknesses existed at March 31, 2017, as described below. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2017.

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

The identified control deficiencies did not result in any material misstatements in the Company’s financial statements. However, these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, we concluded that the control deficiencies represented material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2017.

Remediation of Material Weaknesses

The Company continues to work to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board and management take internal control over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to establishing and maintaining strong and effective internal control over financial reporting and addressing the tone at the top concerns that contributed to the material weaknesses identified. Most of these remediation steps have taken place as of March 31, 2017. The following actions and plans will be or have been implemented during the fiscal 2017 year:

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

The Company is in the process of testing these control upgrades. The Company expects these control deficiencies will be fully remediated by June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, the Company is in the process of enhancing existing controls and designing and implementing additional controls and procedures in response to the material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani seeks an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; there has been no discovery and there is no trial date. The Company is not able to estimate the amount of potential loss it may recognize, if any, from this claim. The Company believes that its insurance coverage is sufficient to cover a potential loss, after payment of the policy retention of $250,000.

Former Chinese Distributor - FCPA

For several months, with the assistance of outside counsel, the Company conducted a voluntary investigation into the business practices of the independent Chinese entity that previously distributed its products in China and the Company’s knowledge of those business practices, which may have implications under the FCPA, as well as into various internal controls issues identified during the investigation.

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

At this stage, the Company is unable to predict what, if any, action the DOJ or the SEC may take or what, if any, penalties or remedial measures these agencies may seek.  Nor can the Company predict the impact on the Company as a result of these matters, which may include the imposition of fines, civil and criminal penalties, which are not currently estimable, as well as equitable remedies, including disgorgement of any profits earned from improper conduct and injunctive relief, limitations on the Company’s conduct, and the imposition of a compliance monitor.  The DOJ and the SEC periodically have based the amount of a penalty or disgorgement in connection with an FCPA action, at least in part, on the amount of profits that a company obtained from the business in which the violations of the FCPA occurred.  During its distributorship relationship with the prior Chinese distributor from 2010 through 2016, the Company generated sales of approximately $8 million from the relationship.

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuit that has already been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.1 million, of which approximately $2.0 million was charged to general and administrative expenses during the nine months ended March 31, 2017.

Former Chinese Distributor – Litigation

On April 5, 2017, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint, which seeks various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, asserts various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; there has been no discovery and there is no trial date.

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

MISONIX, INC.

Dated: May 2, 2017	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Interim Chief Financial Officer

Exhibit No.	Description
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

