Form 10-K
period 2017-06-30
MISONIX INC
filed 2017-08-24
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2016 (computed by reference to the closing price of such stock on such date) was approximately $89,360,935.

There were 9,357,166 shares of Common Stock outstanding at August 24, 2017.

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

●	BoneScalpel ® surgical system (“BoneScalpel”), which is used mainly for surgical procedures involving the precise cutting and sculpting of bone while sparing soft tissue. BoneScapel is now recognized by surgeons globally as one of the most important surgical devices enabling improved patient outcomes in the spinal arena.

●	SonaStar ® Surgical Aspirator (“SonaStar”), which is used to emulsify and remove soft and hard tumors, primarily in the neuro and general surgery field.

●	SonicOne® Wound Cleansing and Debridement System (“SonicOne”), which offers tissue specific debridement and cleansing of wounds and burns for effective removal of devitalized tissue and fibrin deposits while sparing viable cells.

These devices primarily serve the following clinical specialties: neurosurgery, orthopedic surgery, plastic surgery, wounds and maxillo-facial.

In the United States, our products are marketed primarily through a hybrid sales approach. This includes direct sales representatives, managed by regional sales managers and supported by company application specialists, along with independent distributors.

Outside the United States, we sell BoneScalpel and SonaStar to specialty distributors who purchase products from us to resell to their clinical customer bases. We sell to all major markets in the Americas, Europe, Middle East, Asia Pacific and Africa and we plan to sell SonicOne into select international markets.

Products

All Misonix disposables function with proprietary consoles which essentially convert electrical current into ultrasonic energy via piezo electric crystals in order for the relevant device to produce a therapeutic effect.

BoneScalpel

The BoneScalpel is a state of the art, ultrasonic bone cutting and sculpting system capable of making precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its unique ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. The BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting and sculpting, leading to substantial time savings and increased operation efficiencies.

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

Other Business and Medical Devices

In October 1996, we entered into a license agreement with Medtronic Minimally Invasive Therapies (“MMIT”). The MMIT license covers the further development of our medical technology relating to vessel sealing products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. We developed the AutoSonix product with MMIT under the agreement. As a result of this joint development, we co-own certain patents with MMIT and MMIT paid us a 5% royalty on end user sales. The MMIT license gives MMIT exclusive worldwide marketing and sales rights for this technology and device. Total royalties from sales of this device worldwide were approximately $3,764,000, $3,903,000 and $4,162,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The royalty is recorded as “other income” in our financial statements. Our license agreement with MMIT expired in August 2017 and no further payments are due thereafter.

High Intensity Focused Ultrasound Technology

We sold our rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. We may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay us 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until we have received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through June 30, 2017 were $1,504,788.

Other

The Company’s distribution agreement with Mentor Corporation, a subsidiary of Johnson & Johnson, for the sale, marketing and distribution of the Lysonix soft tissue aspirator used for cosmetic surgery has terminated. Sales continue on a limited non-contractual purchase order basis. Total sales of this device, which includes parts and service, were approximately $48,000, $45,000 and $264,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Customers

For the fiscal years ended June 30, 2017, 2016 and 2015, Cicel (Beijing) Science and Tech Co. Ltd. (“Cicel”), the Company’s former Chinese distributor, accounted for 0.2%, 6.4%, and 13.4% of the Company’s net sales, respectively. We did not have any other customer that accounted for 10% or more of our net sales during such periods.

Research & Development

As of June 30, 2017, our Research and Development (“R&D”) organization consisted of a staff of ten employees including engineers, technical and support personnel. The in-house technical expertise includes mechanical engineering, acoustics, electrical engineering, software development and product design. The R&D group focuses principally on developing new products and supporting existing products.

During the three years ended June 30, 2017, the Company incurred R&D expenses of $1,837,497, $1,839,479, and $1,592,923 and or 6.7%, 8.0% and 7.2% of sales, respectively.

Revenue by Region

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made through distributors. Sales made in the United States are made primarily through representative agents. The following is an analysis of net sales from continuing operations by geographic region:

	For the years ended June 30,			Net Change
	2017	2016	2015	2017	2016
Domestic	$16,460,771	$13,086,806	$10,797,920	25.8%	21.2%
International	10,809,192	10,026,388	11,406,658	7.8%	(12.1)%
Total	$27,269,963	$23,113,194	$22,204,578	18.0%	4.1%

Our international sales include a concentration in China, aggregating $1,335,667, $1,557,132, and $2,974,086 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

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

Competition

Competition in the medical device products industry is rigorous with many companies having significant capital resources, large research laboratories and extensive distribution systems greater than the Company’s. Some of the Company’s major competitors are Medtronic, Anspach, Johnson & Johnson, Integra Life Sciences, Inc., Söering, Stryker Corporation and Smith and Nephew.

Regulatory Requirements

The Company’s medical device products are subject to the regulatory requirements of the U.S. Food and Drug Administration (“FDA”) and other international regulatory authorities. In the United States and other markets where the Company’s products are sold, the Company has the appropriate marketing authorizations and complies with all applicable regulations including, without limitation, 21 USC Chapter 6, 21 CFR Part 807, 93/42 EEC and  Health Canada SOR/98-282. In the US, Misonix products have 510(k) clearances.

The Company also operates and maintains a Quality Management System which complies with the requirements of International Standards ISO 13485: 2012 + AC:2012, Health Canada CAN/CSA ISO 13485:2003, and  US 21CFR Part 820 Quality System Regulation. This system encompasses the principle of enhancing customer satisfaction through the effective application of the system, including processes for control, monitoring, and continual improvement in order to assure the Company consistently meets or exceeds customer expectations and applicable statutory/regulatory requirements.

The Company is not aware of any regulatory situations, other than those disclosed in Item 3 herein, that would materially impact the Company, nor is the Company aware of any pending legal action or new material breaches of the regulations to which it is subject.

Trademarks, Patents, and Copyrights

The Company holds 55 U.S. patents along with 12 in Europe, 9 in Japan and 14 in Canada and has multiple pending patent applications for its core product lines including ultrasonic and wound technologies, among other things. The Company believes that these patents provide it with a competitive market advantage.  The Company also holds 13 trademarks protecting its Company and product names.

The Company will continue to seek patent, trademark, and copyright protections as it deems advisable to protect the markets for its products and its R&D efforts.

Backlog

As of June 30, 2017, the Company’s backlog (firm orders that have not yet been shipped) was $397,660 as compared to $45,256 as of June 30, 2016. The Company does not typically have large recurring orders, but instead ships most of its products on a just in time basis, which results in low levels of backlog.

Employees

As of June 30, 2017, the Company employed a total of 92 full-time employees, including 32 in management and supervisory positions. The Company considers its relationship with its employees to be good.

Website Access Disclosure

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available free of charge on the Company’s website at www.misonix.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the Company’s Annual Report will be made available to shareholders, free of charge, upon written request.

Item 1A.  Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K (the “10-K”) and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition and/or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth immediately prior to the beginning of Item 1 of the 10-K. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition and/or results of operations. The following list sets forth many, but not all, of the factors that could impact the Company’s ability to achieve results discussed in any forward-looking statement. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

Risks Related to Our Business

The termination of our former Chinese distributor will have an adverse effect on our sales revenue.

For the fiscal years ended June 30, 2017, 2016 and 2015, our former Chinese distributor accounted for 0.2%, 6.4%, and 13.4% of our net sales, respectively. This distributor was our largest single customer during fiscal 2016 and fiscal 2015. We have ended our commercial relationship during the first quarter of fiscal 2017 due to allegations of potential violation of laws (See Item 3 “Legal Proceedings”). The Company then engaged a replacement distributor during the third quarter of fiscal 2017. The termination of our prior distributor could continue to have an adverse effect on our net sales if sales from the new Chinese distributor are less than the prior distributor.

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

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation in the United States by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDC Act”), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

●	take a significant amount of time;

●	require the expenditure of substantial resources;

●	involve rigorous pre-clinical and clinical testing;

●	require changes to the products; and

●	result in limitations on the proposed uses of the products.

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

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani seeks an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The lead plaintiffs, on behalf of the putative class, and the Company have reached a settlement in principle under which the Company would pay $500,000 to resolve the matter. That settlement is subject to approval by the district court. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action if the settlement is not approved and finalized.

On April 5, 2017, the Company’s former distributor in China, Cicel, filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint, which seeks various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, asserts various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; there has been no discovery and there is no trial date.

On June 6, 2017, Irving Feldbaum, an individual shareholder of Misonix, filed a lawsuit in the U.S. District Court for the Eastern District of New York. The complaint alleges claims against the Company’s board of directors, its former CEO and CFO, certain of its former directors, and the Company as a nominal defendant for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the Company incurred damages as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. The complaint also alleges that the Company’s February 4, 2016 Proxy Statement contained false and misleading statements regarding executive compensation. The complaint seeks the recovery of damages on behalf of the Company and the implementation of changes to corporate governance procedures. On June 16, 2017, Michael Rubin, another individual shareholder of Misonix, filed a case alleging similar claims in the same district court. The cases are at their earliest stages; there has been no discovery and there is no trial date. While the Company believes that these matters will be covered by its directors and officers liability insurance contract, the Company is not able either to estimate the amount of potential loss or potential recovery it may recognize, if any, from these claims or to identify any changes in corporate governance procedures it may undertake, if any, as a result of these claims.

Violation of anti-corruption laws could subject the Company to significant penalties which would materially affect our business and liquidity.

We are required to comply with the Foreign Corrupt Practices Act (“FCPA”) and similar anti-corruption laws in other jurisdictions around the world where we do business. Compliance with these laws has been subject to increasing focus and activity by regulatory authorities in recent years. Actions by our employees, or third-party intermediaries acting on our behalf, in violation of such laws, whether carried out in the United States or elsewhere in connection with the conduct of our business may expose us to liability for violations of the FCPA or other anti-corruption laws and accordingly may have a material adverse effect on our reputation and our business, financial condition or results of operations.

For several months, with the assistance of outside counsel, the Company has been conducting a voluntary investigation into the business practices of the independent Chinese entity that previously distributed its products in China and the Company’s knowledge of those business practices, which may have implications under the FCPA, as well as into various internal controls issues identified during the investigation (the “Investigation”).

On September 27, 2016 and September 28, 2016, the Company voluntarily contacted the Securities Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”), respectively, to advise both agencies of these potential issues. The Company has provided and will continue to provide documents and other information to the SEC and the DOJ, and is cooperating fully with these agencies in their ongoing investigations of these matters.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.5 million, of which approximately $2.4 million was charged to general and administrative expenses during the fiscal year ended June 30, 2017.

As a result of the delayed filings of our Quarterly Reports on Form 10-Q for the fiscal period ended September 30, 2016 and December 31, 2016, respectively, and the Annual Report on Form 10-K for the fiscal year ended June 30, 2016 with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and we will not become eligible until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months. There can be no assurance when we will meet this requirement, which depends in part upon our ability to file our periodic reports on a timely basis in the future. Should we wish to register the offer and sale of our securities to the public before we are eligible to do so, on Form S-3, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially having an adverse effect on our financial condition.

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

On September 27, 2016 and September 28, 2016, the Company voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues.  The Company has provided and will continue to provide documents and other information to the SEC and the DOJ, and is cooperating fully with these agencies in their ongoing investigations of these matters.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.5 million, of which approximately $2.4 million was charged to general and administrative expenses during the fiscal year ended June 30, 2017.

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

On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The lead plaintiffs, on behalf of the putative class, and the Company have reached a settlement in principle under which the Company would pay $500,000 to resolve the matter. That settlement is subject to approval by the district court. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action if the settlement is not approved and finalized.

Stockholder Derivative Litigation

On June 6, 2017, Irving Feldbaum, an individual shareholder of Misonix, filed a lawsuit in the U.S. District Court for the Eastern District of New York. The complaint alleges claims against the Company’s board of directors, its former CEO and CFO, certain of its former directors, and the Company as a nominal defendant for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the Company incurred damages as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. The complaint also alleges that the Company’s February 4, 2016 Proxy Statement contained false and misleading statements regarding executive compensation. The complaint seeks the recovery of damages on behalf of the Company and the implementation of changes to corporate governance procedures. On June 16, 2017, Michael Rubin, another individual shareholder of Misonix, filed a case alleging similar claims in the same district court. The cases are at their earliest stages; there has been no discovery and there is no trial date. The Company is not able either to estimate the amount of potential loss or potential recovery it may recognize, if any, from these claims or to identify any changes in corporate governance procedures it may undertake, if any, as a result of these claims.

Former Chinese Distributor - Litigation

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, $.01 par value (“Common Stock”), is listed on the Nasdaq Global Market under the symbol “MSON”.

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by the Nasdaq Global Market:

	High	Low
Fiscal 2017:
First Quarter	$7.15	$4.95
Second Quarter	11.20	4.85
Third Quarter	12.00	9.05
Fourth Quarter	11.80	9.35

	High	Low
Fiscal 2016:
First Quarter	$12.00	$8.20
Second Quarter	11.99	8.41
Third Quarter	9.41	5.64
Fourth Quarter	6.25	3.83

As of June 30, 2017, the Company had 9,357,166 shares of Common Stock outstanding and 60 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company has not paid any cash dividends since its inception.  The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Share Performance Graph

The following graph compares the cumulative total return on the Company’s Common Stock during the last five fiscal years with the NASDAQ Total U.S. and Foreign Return Index and the NASDAQ Medical Devices, Instruments and Supplies Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in the Common Stock or the indices on June 30, 2012. The graph depicts the change in value of the Company’s Common Stock relative to the noted indices as of the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	2013	2014	2015	2016	2017
MISONIX, INC.	100	132	186	101	187
NASDAQ Composite Total Return	100	131	150	147	189
NASDAQ Medical Equipment Index	100	130	153	187	211

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this 10-K.

The consolidated statements of income data for the years ended June 30, 2015, 2016 and 2017 and the consolidated balance sheet data as of June 30, 2016 and 2017 are derived from our audited consolidated financial statements appearing in Item 8 of this 10-K. The consolidated statements of income data for the years ended June 30, 2013 and 2014 and the consolidated balance sheet data as of June 30, 2013, 2014 and 2015 are derived from our audited consolidated financial statements that are not included in the 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Selected income statement data:
	For the Year Ended June 30,
	2017	2016	2015	2014	2013
Net sales	$27,269,963	$23,113,194	$22,204,578	$17,060,435	$14,827,226
Net (loss)/income from continuing operations	(1,842,804)	(1,329,077)	5,304,056	1,126,580	(2,846,747)

Net (loss)/income per share from continuing operations - Basic	$(0.22)	$(0.17)	$0.70	$0.15	$(0.40)

Net (loss)/income per share from continuing operations - Diluted	$(0.22)	$(0.17)	$0.66	$0.15	$(0.40)

Selected balance sheet data:

	June 30,
	2017	2016	2015	2014	2013
Total assets	$33,369,649	$27,732,731	$26,454,248	$19,527,869	$17,359,927

Total long term liabilities	$13,087	$31,685	$20,395	$67,932	$96,745

Total shareholders’ equity	$28,139,842	$24,401,290	$23,754,345	$16,352,364	$13,777,220

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

All of the Company’s sales have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products.

Fiscal years ended June 30, 2017, 2016 and 2015

Our sales by category for the three years ended June 30, 2017 are as follows:

				Net Change %
	For the Year Ended June 30,			Year Ended June 30,
	2017	2016	2015	2017	2016
Total
Consumables	$20,328,676	$16,091,651	$12,833,377	26.3%	25.4%
Equipment	6,941,287	7,021,543	9,371,201	(1.1)%	(25.1)%
Total	$27,269,963	$23,113,194	$22,204,578	18.0%	4.1%

Domestic:
Consumables	$14,866,772	$11,277,449	$8,449,215	31.8%	33.5%
Equipment	1,593,999	1,809,357	2,348,705	(11.9)%	(23.0)%
Total	$16,460,771	$13,086,806	$10,797,920	25.8%	21.2%

International:
Consumables	$5,461,904	$4,814,202	$4,384,162	13.5%	9.8%
Equipment	5,347,288	5,212,186	7,022,496	2.6%	(25.8)%
Total	$10,809,192	$10,026,388	$11,406,658	7.8%	(12.1)%

Fiscal years ended June 30, 2017 and 2016

Net sales

Net sales increased 18.0% or $4,156,769 to $27,269,963 in fiscal 2017 from $23,113,194 in fiscal 2016 principally due to stronger demand for the Company’s products domestically, and partially from stronger international sales. BoneScapel product revenue increased $4,178,377, or 32.8% from fiscal 2016. Consumables revenue increased by 26.3% to $20,328,676 for the year ended June 30, 2017 compared with $16,091,651 in the prior year. Equipment sales declined by 1.1% to $6,941,287 compared with $7,021,543 in the prior year. Domestic sales increased to 60.4% of revenue in fiscal 2017, from 56.6% in fiscal 2016.

Gross profit

Gross profit was 69.9% in fiscal 2017, an increase of 2.8% from 67.1% in fiscal 2016. The increase resulted from a stronger mix of Consumables revenue which carries a higher gross profit margin than Equipment revenue.

Selling expenses

Selling expenses increased by $1,587,946, or 15.7% to $14,220,907 in fiscal 2017 from $12,632,961 in fiscal 2016. The expense increase is related to increased commissions of approximately $1.4 million on higher sales of $4.2 million.

General and administrative expenses

General and administrative expenses increased $2,765,690 to $9,565,206 in fiscal 2017 from $6,829,516 in fiscal 2016. The increase resulted principally from increased professional fees of approximately $2.4 million relating to the Investigation, and an additional $442,000 of other professional fees. The Company also paid severance for its former CEO during the current year of approximately $335,000. This increase in expenses was partially offset by a reduction in non-cash stock compensation expense of $805,000, which includes a reversal of stock compensation previously recognized with respect to the Company’s prior CEO relating to unvested stock options which were terminated. The Company also recognized $484,000 of non-cash compensation expense relating to the restricted stock awards granted to the Company’s new CEO in December 2016.

Research and development expenses

Research and development expenses were $1,837,497 for fiscal 2017, approximately the same as fiscal 2016 expenses of $1,839,479.

Other income

Other income decreased $191,486 to $3,735,474 in fiscal 2017 from $3,926,960 in fiscal 2016. The decrease is related to lower royalty income from MMIT. This royalty agreement expired in August 2017.

Income taxes

In fiscal 2017 the income tax benefit for continuing operations had an effective tax rate of 35.7% as compared to an effective rate of 30.1% in fiscal 2016. Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets. The primary factors affecting the fiscal 2017 effective tax rate were non-deductible expenses, stock compensation , tax credits and state income taxes.  The primary factors affecting the fiscal 2016 effective tax rate were non-deductible expenses, deferred tax adjustments and state income taxes. As of the year ended June 30, 2015, the Company reduced the valuation allowance by $5,503,417. The change in the valuation allowance includes a $1,499,297 write-off of deferred tax assets against its corresponding valuation allowance. The write-off primarily pertains to a loss in tax benefit for net operating losses subject to limitation under federal tax law that precludes its utilization. In addition, during the fourth quarter of fiscal 2015, based on our consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the past three years and our positive outlook for taxable income in the future, the Company reevaluated its deferred tax asset. Based upon the guidance under ASC 740, we concluded that it was more likely than not that the Company would realize the benefit of such deferred tax assets. The portion of the valuation allowance release attributable to income in future years resulted in the recognition of a tax benefit of $2,892,000 in continuing operations in the fourth quarter of fiscal 2015.  The deferred tax asset will be realized against future income tax expense that would be payable in the absence of the net operating loss carryforwards. The Company still maintains a full valuation allowance on all foreign net operating losses in the amount of $628,730.

Fiscal years ended June 30, 2016 and 2015

Net sales

Net sales increased $908,616, or 4.1%, to $23,113,194 in fiscal 2016 from $22,204,578 in fiscal 2015 in part due to stronger demand for the Company’s products domestically offset by weaker international Equipment sales. Consumables revenue increased by 25.4% to $16,091,651 for the year ended June 30, 2016 compared with $12,833,377 in the prior year. Equipment sales declined by 25.1% to $7,021,543 compared with $9,371,201 in the prior year. The decline resulted from weaker international sales, principally in China, where the Company ceased shipments in the fourth quarter of fiscal 2016.

Gross profit

Gross profit was 67.1% in fiscal 2016, roughly flat with fiscal 2015, which was 67.2%.

Selling expenses

Selling expenses increased $3,570,266 to $12,632,961 in fiscal 2016 from $9,062,695 in fiscal 2015. The Company continues to invest in sales and marketing in order to gain market share. The Company’s strategy to leverage its existing distributor network with product specialists domestically resulted in part in domestic sales growing by 21.2% during the 2016 fiscal year. The expense increase is related to higher salary expenses of $1,140,737 due to increased head count, higher commissions of $798,432 from sales programs to increase the number of consigned units domestically, higher travel expenses of $349,701, higher advertising expenses of $344,322, higher depreciation expenses of $318,472 due to the increased consigned units, higher employee benefit expenses of $154,175 due to increased head count, higher training expenses of $57,733, higher freight-out expenses of $54,906 and higher other expenses of $14,912.

General and administrative expenses

General and administrative expenses increased $845,893 to $6,829,516 in fiscal 2016 from $5,983,623 in fiscal 2015. The increase is due to higher non-cash compensation expenses of $522,393 due to the issuance of stock options, higher accounting expenses of $497,932 relating in part to the Company becoming an accelerated filer, higher insurance expenses of $175,584, higher salary expenses of $147,119 and higher depreciation expenses of $39,937.

Research and development expenses

Research and development expenses increased $246,556 to $1,839,479 in fiscal 2016 from $1,592,923 in fiscal 2015. The increase is due generally to higher product development expenses.

Other income

Other income decreased $307,403 to $3,926,960 in fiscal 2016 from $4,234,363 in fiscal 2015. The decrease is related to lower royalty income from MMIT. This royalty agreement expired in August 2017.

Income taxes

In fiscal 2016 the income tax benefit for continuing operations had an effective tax rate of 30.1% as compared to an effective rate of 110.5% in fiscal 2015. Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets. The primary factors affecting the fiscal 2016 effective tax rate were non-deductible expenses, deferred tax adjustments and state income taxes.  As of the year ended June 30, 2015, the Company reduced the valuation allowance by $5,503,417. The change in the valuation allowance includes a $1,499,297 write-off of deferred tax assets against its corresponding valuation allowance. The write-off primarily pertains to a loss in tax benefit for net operating losses subject to limitation under federal tax law that precludes its utilization. In addition, during the fourth quarter of fiscal 2015, based on our consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the past three years and our positive outlook for taxable income in the future, the Company reevaluated its deferred tax asset. Based upon the guidance under ASC 740, we concluded that it was more likely than not that the Company would realize the benefit of such deferred tax assets. The portion of the valuation allowance release attributable to income in future years resulted in the recognition of a tax benefit of $2,892,000 in continuing operations in the fourth quarter of fiscal 2015.  The deferred tax asset will be realized against future income tax expense that would be payable in the absence of the net operating loss carryforwards.  The Company still maintains a full valuation allowance on all foreign net operating losses in the amount of $628,730.

Discontinued operations

The following represents the results of the Laboratory and Forensic Safety Products business along with legal and other expenses associated with Labcaire Systems Limited and Misonix HIFU Technologies Limited which are included in discontinued operations:

	For the years ended June 30,
	2017	2016	2015
Revenues	$—	$—	$18,242
Income from discontinued operations, before tax	$—	$—	$18,242
Gain on sale of discontinued operations	250,000	250,000	250,000
Income tax benefit/(expense)	(88,375)	(93,069)	(1,127)
Net income from discontinued operations, net of tax	$161,625	$156,931	$267,115

Liquidity and Capital Resources

Working capital at June 30, 2017 was $17,394,427 million. For fiscal 2017, cash used in operations was $1,272,658, mainly due to the Company’s net loss of $1,681,179 and an increase in accounts receivable of $1,263,962 and inventory of $873,136, offset by $2,152,983 of non-cash depreciation expense and non-cash compensation.

Cash used in investing activities was $714,815, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents.

Cash provided by financing activities was $4,333,592 for fiscal 2017. On October 25, 2016, the Company sold 761,469 shares of Common Stock in a private placement to Stavros G. Vizirgianakis, a director of the Company and its current Chief Executive Officer, at a price per share of $5.253, representing total cash proceeds to the Company of approximately $4.0 million. In addition, the Company recognized $333,592 of stock option exercises.

As of June, 2017, the Company had a cash balance of approximately $11,557,071 and believes it has sufficient cash to finance operations for at least the next 12 months following the issuance date of the financial statements included herein.

Relating to the internal investigation described herein, the Company has incurred approximately $2.5 million in investigative costs and is expected to incur additional costs until the matter is fully resolved. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

The Company has been receiving an annual royalty from MMIT which has averaged $3.7 million per year over the last three fiscal years. This royalty ended in August 2017.

Commitments

The Company has commitments under operating leases that will be funded from operating sources. At June 30, 2017, the Company’s contractual cash obligations and commitments relating to operating leases and other purchase commitments are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Operating leases	$353,659	$21,812	$21,812	$9,225	$406,508
Purchase commitments	2,859,718	—	—	—	2,859,718
	$3,213,377	$21,812	$21,812	$9,225	$3,266,226

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

We believe that the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our consolidated financial statements and require the more difficult subjective and complex judgments.

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

Income Taxes

The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; the Company’s experience with tax attributes expiring unused; and tax planning alternatives. The likelihood that the deferred tax asset balance will be recovered from future taxable income is assessed at least quarterly, and the valuation allowance, if any, is adjusted accordingly.

Loss Contingencies

We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes, or shareholder actions. We accrue for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, if applicable, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. Other than $250,000 accrued for our ongoing class action litigation, our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters. Relating to the FCPA matter described in Part I – Item 3 above, the Company has incurred approximately $2.5 million in investigative costs, of which approximately $2.4 million was charged to general and administrative expenses during the fiscal year ended June 30, 2017, and is expected to incur additional costs until the matter is fully resolved. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

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

On December 15, 2016, we issued 400,000 shares of restricted stock to our Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. We valued these awards using a Monte Carlo valuation model, which required the use of various estimates in arriving at the valuation of the awards. The valuation included the estimate of the probability of achieving the performance criteria, which included minimum levels of Company stock price and revenue. If the stock price and performance conditions are not met, some or all of these awards will not vest and compensation cost recorded, if any, could be reversed.

Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is permitted beginning in 2018. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company’s financial condition, results of operations and related disclosures. The FASB has also issued the following additional guidance clarifying certain issues on revenue from contracts with customers: Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients and Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its financial statements. The Company expects that its evaluation should be complete in early 2018.

In August 2014, the FASB issued guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and related footnote disclosures. Management will be required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective prospectively for annual and interim reporting periods ending after 2016; implementation of this guidance did not result a material effect on the Company’s financial condition or results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes (Topic 740)”. The amendments in this ASU require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The Company adopted ASU 2015-17 as of March 31, 2016 on a prospective basis in order to simplify the balance sheet classification of deferred taxes.

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

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. This guidance was adopted by the Company on July 1, 2017. This guidance will be adopted by the Company on July 1, 2017 and management expects this to result in an increase in the Company’s deferred tax asset of approximately $2.5 million.

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

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is applying this guidance to applicable impairment tests after January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2017-01 on its consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on cash and certain items in inventory.

Interest Rate Risk:

The Company earns interest on cash balances. In light of the Company’s existing cash, results of operations and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 8. Financial Statements and Supplemental Data.

The Company’s report from its independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our CEO and our CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2017.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2017. Grant Thornton LLP’s report appears in Item 8 of this 10-K.

Remediation of Previous Material Weaknesses in Internal Control Over Financial Reporting

Our annual report on Form 10-K for the fiscal year ended June 30, 2016 and subsequent quarterly reports on Form 10-Q for the fiscal quarters ended September 30, 2016, December 31, 2016 and March 31, 2017 (collectively, the “Prior Reports”) disclosed and described in detail material weaknesses in internal control with respect to “tone at the top” and income tax process and procedures. As a result, the foregoing Prior Reports contained conclusions by our CEO and Interim CFO that our disclosure controls and procedures and internal control over financial reporting were not effective, as of the respective dates of such Prior Reports. As further described in the Prior Reports, we have implemented a series of remedial actions to address these control deficiencies. We have since successfully completed the testing of these remediated controls and our conclusions with respect to disclosure controls and procedures and internal control at June 30, 2017 are provided above.

Changes in Internal Control over Financial Reporting

Other than remediation of material weaknesses disclosed in Prior Reports, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company currently has five Directors (the “Board”). Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company as of June 30, 2017:

			Director
Name	Age	Principal Occupation	Since

John W. Gildea	73	Director	2004

Dr. Charles Miner III	65	Director	2005

Stavros G. Vizirgianakis	46	President, Chief Executive Officer and Director	2013

Patrick A. McBrayer	65	Director	2014

Thomas M. Patton	53	Director	2015

Joseph P. Dwyer	61	Chief Financial Officer	—

Richard A. Zaremba	61	Senior Vice President, Secretary and Treasurer	—

Robert S. Ludecker	49	Senior Vice President, Global Sales and Marketing	—

Dan Voic	55	Vice President of Research and Development and Engineering	—

Joseph J. Brennan	54	Vice President of Operations	—

John J. Salerno	62	Vice President of Quality and Regulatory Affairs	—

Christopher H. Wright	43	Vice President of Domestic Sales	—

Principal Occupations and Business Experience of Directors and Executive Officers

The following is a brief account of the business experience of the Company’s Directors and executive officers:

Directors

John W. Gildea, now retired, was the founding principal of Gildea Management Co., a management company of special situations with middle market companies in the United States and Central Europe. From 2000 to 2003, Gildea Management formed a joint venture with J.O. Hambro Capital Management Co. to manage accounts targeting high yield debt and small capitalization equities. From 1996 to 2000, Gildea Management formed and founded Latona Europe, a joint venture between Latona U.S., Lazard Co. and Gildea Management to restructure several Czech Republic companies. Before forming Gildea Management in 1990, Mr. Gildea managed the Corporate Services Group at Donaldson, Lufkin and Jenrette, an investment banking firm. Mr. Gildea is a graduate of the University of Pittsburgh. Mr. Gildea has extensive experience as an international investment banker and sits on the board of several companies. The Board believes this experience in addition to his experience as a Director of Misonix and knowledge of the Company qualifies him to serve as a Director.

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

Stavros G. Vizirgianakis became the Company’s Interim Chief Executive Officer in September 2016 and its full-time President and Chief Executive Officer in December 2016. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Ascendis Health. In that capacity, Mr. Vizirgianakis acted as a distributor of the Company’s products. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis also served on the board of Tenaxis Medical and is a strategic investor and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a degree in commerce from the University of South Africa. The Board believes Mr. Vizirgianakis’ industry knowledge, sales and marketing experience and his vast international business relationships qualify him to serve as a Director.

Patrick A. McBrayer has served since January 2016 as President and Chief Executive Officer of ACell Corporation, a surgery and wound care company. Mr. McBrayer previously served as President and Chief Executive Officer and as a director of privately-held AxioMed Spine Corporation from February 2006 to January 2015. AxioMed is a medical device company focused on restoring the natural function of the spine. Prior to joining AxioMed, he held positions with Xylos Corporation (medical biomaterials); Exogen, Inc. (treatment of musculoskeletal injury and disease); Osteotech, Inc. (tissue technology); and Johnson and Johnson Products, Inc. (healthcare products). Mr. McBrayer holds a B. S. in General Engineering from the United States Military Academy. The Board believes Mr. McBrayer’s industry knowledge and experience as a CEO qualifies him to serve as a Director.

Thomas M. Patton has served as President and Chief Executive Officer of CAS Medical Systems, Inc. and as a member of its Board of Directors since August 2010. He previously served as the CEO of Wright Medical Group, an orthopedic device company, located in Memphis, Tennessee, and as President of Novametrix Medical Systems, a patient-monitoring company, located in Wallingford, Connecticut. From 2003 to 2010, Mr. Patton acted as an advisor to the healthcare-focused private equity group of Ferrer Freeman & Company and, in that capacity, served as the interim CEO of Informed Medical Communications on a part-time basis in 2006 and 2007. Mr. Patton is a co-founder and CEO of QDx, Inc., a start-up company that developed a platform for hematology diagnostics beginning in 2003. Mr. Patton attended The College of the Holy Cross, where he majored in Economics and Accounting. After graduating magna cum laude from Georgetown University Law Center, Mr. Patton worked at the law firm of Williams & Connolly in Washington, D.C. Thereafter, he joined Wright Medical Group as its General Counsel where he served in various executive roles until being appointed CEO. The Board believes Mr. Patton’s industry knowledge and experience qualify him to serve as a director.

Executive Officers who are not Directors

Joseph P. Dwyer has served as the Company’s Chief Financial Officer since August 2017 and previously served as Interim Chief Financial Officer from September 2016. From June 2015 to the present, Mr. Dwyer has provided financial consulting and advisory services to various companies, through the firms Dwyer Holdings and TechCXO. Prior thereto, from November 2012 until June 2015, he was Chief Financial Officer of Virtual Piggy, Inc., a publicly-traded technology company. Prior to joining Virtual Piggy, Mr. Dwyer served as chief financial officer of OpenLink Financial, Inc., a privately held company, which provides software solutions for trading and risk management in the energy, commodity, and capital markets. During 2011 and 2012, Mr. Dwyer was a member of the board of directors and chairman of the audit committee and served as interim chief administrative officer of Energy Solutions International, Inc., a privately-held company providing pipeline management software to energy companies and pipeline operators. From 2010 through 2011, Mr. Dwyer served as chief administrative officer of Capstone Advisory Group, LLC, a privately- held financial advisory firm providing corporate restructuring, litigation support, forensic accounting, expert testimony and valuation services. Mr. Dwyer served as a consultant to Verint Systems, Inc., a software company listed on the NASDAQ Global Market, from 2009 through 2010, assisting with SEC reporting and compliance. From 2005 through 2009, Mr. Dwyer served as chief financial officer and executive vice president of AXS-One Inc., a publicly traded software company. During 2004, Mr. Dwyer served as chief financial officer of Synergen, Inc., a privately held software company providing energy technology to utilities. Prior to 2004, Mr. Dwyer also served as chief financial officer and executive vice president of Caminus Corporation, an enterprise application software company that was formerly listed on the NASDAQ National Market, chief financial officer of ACTV, Inc., a digital media company that was formerly listed on the NASDAQ National Market, and chief financial officer of Winstar Global Products, Inc., a manufacturer and distributor of hair care, bath and beauty products until its acquisition by Winstar Communications, Inc. in 1995 when Mr. Dwyer went on to serve as senior vice president, finance of Winstar Communications. Mr. Dwyer received his BBA in Accounting from the University of Notre Dame in 1978 and is licensed as a Certified Public Accountant in the State of New York.

Richard A. Zaremba became Senior Vice President and Chief Financial Officer in 2004. He became Vice President and Chief Financial Officer in February 1999 and in September 2016, he became Senior Vice President, Finance. From March 1995 to February 1999, he was the Vice President and Chief Financial Officer of Converse Information Systems, Inc., a manufacturer of digital voice recording systems. Previously, Mr. Zaremba was Vice President and Chief Financial Officer of Miltope Group, Inc., a manufacturer of electronic equipment. Mr. Zaremba is a licensed certified public accountant in the State of New York and holds BBA and MBA degrees in Accounting from Hofstra University.

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

Dan Voic became Vice President of Research and Development and Engineering in January 2002. Prior thereto, he served as Engineering Manager and Director of Engineering with the Company. Mr. Voic has in excess of 15 years’ experience in both medical and laboratory and scientific products development. Mr. Voic holds an M.S. degree in mechanical engineering from Polytechnic University “Traian Vuia” of Timisoara, Romania and an MS degree in applied mechanics from Polytechnic University of New York.

Joseph J. Brennan became Vice President of Operations in November 2014. Prior to joining the Company, Mr. Brennan served from October 2008 to August 2014 as Director of Operations for Air Techniques, Inc., a global medical device company. Mr. Brennan holds a B. T. degree from the State University of New York at Farmingdale.

John J. Salerno became Vice President of Quality and Regulatory Affairs in March 2015. Prior to joining the Company, Mr. Salerno served from December 2012 to March 2015 as Senior Director of Quality Assurance for US Nonwovens Corp., a privately-held over the counter drug products, cosmetics, personal care and EPA surface disinfectant company. From May 2010 to December 2012, Mr. Salerno was a consultant for US Nonwovens. From 2006 to 2010, Mr. Salerno held the position of Vice President of Quality Assurance and Regulatory Affairs for International Technidyne Corporation. Prior to 2006, Mr. Salerno held the position of Vice President of Regulator Compliance and Reliability Engineering for Pall Life Sciences. Mr. Salerno holds a Master’s degree in Microbiology from Long Island University and a Bachelor’s degree in biology from Fordham University.

Christopher H. Wright became Vice President of Domestic Sales in July 2015. Prior to that, he was National Sales Director of Surgical Sales for the Company since 2013. Prior to joining the Company, Mr. Wright served from 2011 to 2013 in the position of Senior Business Director with Wright Medical/BioMimetics, LLC. From 2007 – 2011 Mr. Wright held the position for Regional Manager with Small Bone Innovations. From 2005 – 2007 he held the position of Territory business manager with Baxter Healthcare. Prior to 2005, Mr. Wright was an independent sales representative. Mr. Wright holds a Bachelor of Arts degree in Business Administration from Xavier University of New Orleans in Louisiana.

Executive officers are elected annually by, and serve at the discretion of, the Board.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons, complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2017, with the exception of one transaction by Robert Ludecker during fiscal 2015 which was omitted from the original Form 4 and was filed late, via amendment, in fiscal 2017.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has made the Code of Ethics available on its website at www.MISONIX.com.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our compensation program is intended to:

●	Attract, motivate, retain and reward employees of outstanding ability;

●	Link changes in employee compensation to individual and corporate performance;

●	Align employees’ interests with those of the Company’s shareholders.

The ultimate objective of our compensation program is to increase shareholder value. We seek to achieve these objectives with a total compensation approach which takes into account a competitive base salary, bonus pay based on the annual performance of the Company and individual goals and stock option and restricted stock awards.

The Board’s Compensation Committee, which is comprised solely of independent directors and is responsible for making decisions regarding the amount and form of compensation paid to the Company’s executive officers, has carefully considered the results of prior say-on-pay shareholder votes. Based upon the vote results at the most recent annual shareholders meeting, shareholders appear to be supportive of the Compensation Committee’s approach to the executive compensation program.

Base Salaries

Base salaries paid to executives are intended to attract and retain highly talented individuals. In setting base salaries, individual experience, individual performance, the Company’s performance and job responsibilities during the year are considered. Executive salaries are reconciled by Human Resources and evaluated against local companies of similar size and nature. During the fiscal year ended June 30, 2017, Messrs. Ludecker, Voic and Zaremba each received base salary increases of 3% based on performance.

Annual Bonus Plan Compensation

The Compensation Committee of the Board approves annual performance-based compensation. The purpose of the annual bonus-based compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendations from the Chief Executive Officer, are evaluated and approved by the Compensation Committee for all management employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula and are discretionary. The Chief Executive Officer’s bonus compensation is derived from the recommendation of the Compensation Committee based upon the Chief Executive Officer’s performance and Company performance but is not based on a specific formula and is discretionary. Bonuses earned in fiscal 2017 based on performance were as follows: $0 to Mr. Vizirgianakis, $0 to Mr. Dwyer, $0 to Mr. McManus, $0 to Mr. Zaremba, $82,500 to Mr. Ludecker , $22,000 to Mr. Voic, and $0 to Mr. Wright.

Equity Incentive Awards

Company executives are eligible to receive restricted stock and stock options (which give them the right to purchase shares of common stock at a specified price in the future). These grants will vest based upon the passage of time, the achievement of performance metrics, or both. We believe that the use of restricted stock and stock options as the basis for long-term incentive compensation meets our defined compensation strategy and business needs by achieving increased value for shareholders and retaining key employees.

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

Annual option grants to executive officers are made at the discretion of the Board or the Compensation Committee and may be in the form of incentive stock options (“ISOs”) up to the fullest extent permitted under tax laws, with the balance granted in the form of nonqualified stock options. The option grants are subject to the terms of the relevant plan. ISOs have potential income tax advantage for executives if the executive disposes of the acquired shares after satisfying certain holding periods. Tax laws provide that at the date of grant, the aggregate fair market value of ISOs that become exercisable for any employee in any year may not exceed $100,000.

Our current standard option vesting schedule for all employees is 25% on the first anniversary of the date of grant, 25% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. We have on occasion issued options that have two year vesting to employees.

The number of stock options granted in fiscal 2017 to the named executive officers, and their estimated fair value, were as follows:

Named Executive Officer	Grant Date	Number of Options Granted	Estimated Fair Value of Awards at Grant Date

Richard A. Zaremba	12/6/2016	30,000	$153,561

Robert S. Ludecker	11/3/2016	31,000	$110,689

Robert S. Ludecker	12/6/2016	30,000	$153,561

Dan Voic	12/6/2016	15,000	$76,781

Christopher H. Wright	11/3/2016	15,000	$53,559

Christopher H. Wright	12/6/2016	35,000	$179,155

The stock options awarded on November 3, 2016 had an exercise price of $6.76 (which was equal to the average of the opening and closing market price per share of our stock on the date of grant). The stock options awarded on December 6, 2016 had an exercise price of $9.525 (which was equal to the average of the opening and closing market price per share of our stock on the date of grant). All stock options in the above table provide for vesting at 25% per year on the first four year anniversary dates of the grant date, with a stated expiration date of ten years after grant.

In conjunction with the execution of his employment agreement, on December 15, 2016 Mr. Vizirgianakis received grants of an aggregate of 400,000 shares of restricted stock pursuant to the Company’s 2014 Employee Equity Incentive Plan (the “Plan”) as follows: (i) a grant of 134,000 shares vesting in five equal installments on September 1, 2017, 2018, 2019, 2020 and 2021; (ii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the third anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $35,000,000 and (B) the closing price of the Company’s Common Stock is at least $10.50 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days; and (iii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the fifth anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $48,000,000 and (B) the closing price of the Company’s Common Stock is at least $13.00 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days. The aforementioned performance grants will vest on a change of control in accordance with the Plan only if the applicable share price threshold is met in such transaction.

Other Annual Compensation and Benefits

Although direct compensation, in the form of salary, non-equity incentive awards and long-term equity incentive awards provide most of the compensation to each Executive Officer, we also provide for the following items of additional compensation:

●	Retirement savings are provided by a 401(k) plan, in the same manner to all U.S. employees. This plan includes an employer matching contribution of 10% which is intended to encourage employees (including the chief executive officer) to save for retirement.

●	Health, life and disability benefits are offered to our executive officers in the same manner to all of our U.S. employees. We provided additional life insurance, long term care policies and certain transportation expenses for our chief executive officer and each of our executive officers.

Transportation expenses are provided to executive officers, primarily in the form of an automobile allowance. Our former chief executive officer had the use of a Company provided automobile with driver.

Compensation Committee Report

Our Compensation Committee has furnished the following report. The information contained in the “Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the SEC, nor is such information to be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference in to such filings.

Our Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K of the Securities Act with management. Based on such review and discussion, our Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 for filing with the SEC.

Compensation Committee

Patrick A. McBrayer
Dr. Charles Miner III
Thomas M. Patton

Compensation Committee Interlocks and Insider Participation

During fiscal 2017, Messrs. Gildea, McBrayer, Patton and Miner and our former director, T. Guy Minetti served as members of our Compensation Committee. No Member of our Compensation Committee is or was during fiscal year 2017 an employee or an officer of Misonix or its Subsidiaries.

Grants of Plan Based Awards

The following table presents non-equity and equity awards granted to the named executive officers in fiscal year 2017.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2017

Name	Grant Date	(1) All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options	(2) Exercise or Base price of Option Awards ($/Share)	(3) Grant Date Fair Value of Stock and Option Awards ($)

Stavros G. Vizirgianakis	12/15/2016	133,334		$—	$1,286,400

Stavros G. Vizirgianakis	12/15/2016	133,333		$—	$1,180,801

Stavros G. Vizirgianakis	12/15/2016	133,333		$—	$1,170,187

Richard A. Zaremba	12/6/2016		30,000	$9.525	$153,561

Robert S. Ludecker	11/3/2016		31,000	$6.760	$110,689

Robert S. Ludecker	12/6/2016		30,000	$9.525	$153,561

Dan Voic	12/6/2016		15,000	$9.525	$76,781

Christopher H. Wright	11/3/2016		15,000	$6.760	$53,559

Christopher H. Wright	12/6/2016		35,000	$9.525	$179,155

(1)	Mr. Vizirgianakis received restricted stock awards pursuant to our 2014 Equity Incentive Plan.

(2)	Stock option awards were issued on November 3, 2016 pursuant to our 2009 Equity Incentive Plan except for Mr. Wright who was awarded from the 2012 Employee Equity Incentive Plan. Stock option awards were issued on December 6, 2016 pursuant to our 2014 Equity Incentive Plan except for Mr. Ludecker who was awarded from the 2012 Employee Equity Plan. All stock options in the above table provide for vesting at 25% per year on the first four year anniversary dates of the grant date, with a stated expiration date of ten years after grant.

(3)	This amount represents the Black-Scholes computation as of that date of award, except for Mr. Vizirgianakis, whose awards were valued using a Monte Carlo computation as of the grant date of the award.

Stock Option Exercises

The following table shows all stock option exercises during fiscal 2017 by the named executive officers.

OPTION EXERCISES IN FISCAL 2017

Name of Executive Officer	Exercise Date	Number of Shares Acquired On Exercise	(1) Value Realized On Exercise

Michael A. McManus, Jr.	5/22/2017	369,025	$2,899,540

Michael A. McManus, Jr.	6/14/2017	98,475	$391,850

Richard A. Zaremba	6/5/2017	3,000	$21,240

(1)	Amounts reflect the difference between the exercise price of the options and the market value of the shares acquired upon exercise. Market values are based on the closing price per share of our Common Stock on the NASDAQ Global Market on the date of exercise.

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

McManus Employment Agreement

On May 22, 2015, the Employment Agreement, dated July 1, 2014, by and between Michael A. McManus, Jr. and the Company was mutually terminated and replaced by a new Employment Agreement whereby Mr. McManus continued to serve as the Company’s President and Chief Executive Officer (the “McManus Agreement”). The McManus Agreement, effective as of May 22, 2015, had an initial term expiring June 30, 2017 and would renew for successive one-year periods thereafter unless terminated by either party not less than ninety (90) days prior to the end of the then-current term. The McManus Agreement provided for an annual base salary of (i) $299,000 through June 30, 2015 and (ii) $325,000 commencing July 1, 2015, and an annual bonus based on Mr. McManus’ achievement of annual goals and objectives as determined by the Compensation Committee of the Company’s Board of Directors. Mr. McManus also received a one-time grant of options to purchase 100,000 shares of Common Stock at an exercise price of $11.88 per share (the “McManus Options”).

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

In the event that pay and benefits are so triggered, Mr. McManus (A) was entitled to receive severance pay in an amount equal to two (2) times the sum of (a) his annual base pay and (b) bonus at the highest rate paid him for any fiscal year during the aggregate period of his employment by the Company, payable in cash in a lump sum; the payment of premiums for medical, dental, vision, hospitalization and long term care coverage under Company plans for a period of twenty-four (24) months; (B) had the right, for a period of (i) ninety (90) days for stock options granted under any of the Company’s Employee Stock Option Plans adopted prior to 2005 and (ii) two (2) years for stock options granted under the Company’s 2005 Employee Equity Incentive Plan, 2009 Employee Equity Incentive Plan, 2014 Employee Equity Incentive Plan and any plan adopted after the effective date of the McManus Agreement, following his Termination Date (as defined in the McManus Agreement) to exercise the options to the extent such options were otherwise vested and exercisable as of the Termination Date under the terms of the applicable stock option McManus Agreement(s) and plan(s); and (C) would vest in all unvested stock option grants with respect to options granted after July 1, 2012.

Mr. McManus also agreed in the McManus Agreement to an eighteen month post-termination covenant not-to-compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

The Company and Mr. McManus had previously entered into two letter agreements (the “Letter Agreements”) providing for the exercise of vested options by Mr. McManus (i) for a ninety (90) day period after his retirement with respect to stock options granted under certain of the Company’s stock option plans and (ii) for two (2) years after Mr. McManus terminated his employment with the Company in the event of a Change-in-Control (as defined in the applicable stock option plans) and he was eligible for the severance benefits provided for by the McManus Agreement. The Company and Mr. McManus entered into a letter agreement to confirm that the terms and conditions of the Letter Agreements continued to be in full force and effect and apply to the McManus Agreement.

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

The Retirement Agreement provides for customary releases by the Company and Mr. McManus as well as customary provisions concerning confidentiality, non-disparagement and cooperation.

The Retirement Agreement also provided that through June 30, 2017, upon request of the Company’s (i) Board of Directors or (ii) President and Chief Executive Officer, Mr. McManus would consult with the Company for up to ten (10) hours per month without compensation therefor except for reimbursement of reasonable travel expenses.

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

Dwyer Employment Agreement

On August 21, 2017, the Company entered into an Employment Agreement (the “Dwyer Agreement”) with Joseph P. Dwyer pursuant to which Mr. Dwyer serves as the Company’s full time Chief Financial Officer. Mr. Dwyer had been serving as Interim Chief Financial Officer of the Company since September 13, 2016.

Pursuant to the Dwyer Agreement, Mr. Dwyer’s initial term of employment runs through August 21, 2019, provided that the term shall be automatically renewed and extended for consecutive one (1) year renewal terms, unless either party sends to the other party a notice of non-renewal at least ninety (90) days prior to the expiration of the initial term or any then-current renewal term. Mr. Dwyer will receive an annual base salary of not less than two hundred seventy-five thousand dollars ($275,000) per annum, subject to review by the Board at least annually for increase but not for decrease. Mr. Dwyer is also eligible to receive annual bonuses in the discretion of the Board. If the Company terminates Mr. Dwyer’ employment without cause (as defined in the Dwyer Agreement), the Company provides a notice of non-renewal, or Mr. Dwyer terminates his employment for good reason (as defined in the Dwyer Agreement), Mr. Dwyer shall be entitled to receive (i) a lump-sum cash payment from the Company in an amount equal to fifty percent of the annual base salary if the applicable termination of employment takes place prior to the first anniversary of the effective date of the Dwyer Agreement or one hundred percent of the annual base salary if the applicable termination of employment takes place on or at any time after the first anniversary of the effective date of the Dwyer Agreement and (ii) continuation of all employee benefits and fringe benefits to which he was entitled under the Dwyer Agreement immediately prior to such termination of employment for a period of six or twelve months (as the case may be based upon the same time criteria as the cash severance) following the termination of employment. The Dwyer Agreement also contains non-competition and non-solicitation covenants from Mr. Dwyer during the term of employment and for a period of 12 months thereafter.

In conjunction with the execution of the Dwyer Agreement, Mr. Dwyer received a grant of a ten-year stock option to purchase one hundred thousand (100,000) shares (the “Dwyer Stock Option Award”) of Company common stock, under the Misonix, Inc. 2017 Equity Incentive Plan or another equity plan adopted by the Board and approved by the Company’s shareholders. The Dwyer Stock Option Award has an exercise price of $10.20 per share, which equals the fair market value as defined in the plan and vests and becomes exercisable in four equal annual installments from the date of grant.

Dwyer Consulting Agreement

On September 13, 2016, the Company appointed Joseph Dwyer as the Company’s interim Chief Financial Officer, reporting to the Company’s Chief Executive Officer and Audit Committee. The Company entered into a Consulting Agreement, dated September 13, 2016, with Dwyer Holdings LLC (“Dwyer Co.”) to provide Mr. Dwyer’s services to the Company (the “Dwyer Consulting Agreement”). The Dwyer Consulting Agreement was in effect for a one (1) year period, cancellable by either party upon five (5) days’ notice any time after the initial two (2) months of the term. Dwyer Co. was paid $30,000 per month for Mr. Dwyer’s services. On October 25, 2016, the Company entered into Amendment No. 1 to Consulting Agreement (the “Amendment”) with Dwyer Holdings LLC. The Amendment amends the Dwyer Consulting Agreement solely to: (i) require that the Company provide Mr. Dwyer with coverage under its directors’ and officers’ liability policy that is no less favorable than the coverage then provided to any other present or former executive, officer or director of the Company during the term of the Dwyer Consulting Agreement and for a period of at least five years thereafter and (ii) provide that should Mr. Dwyer be required or requested by the Company to provide documentary evidence or testimony in connection with any claim or legal matter arising from or connected with the services provided under the Dwyer Consulting Agreement, the Company shall pay all reasonable expenses (including fees of legal counsel) in complying therewith and, following the term of the Dwyer Consulting Agreement, $400 per hour for sworn testimony or preparation therefor payable in advance. The Dwyer Consulting Agreement was superseded by the Dwyer Agreement described above.

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

Summary of Potential Payments Upon Termination or Following a Change-In-Control

Severance Agreement and Severance Payments

Except as described above, we did not have severance agreements with any of our Executive Officers during fiscal 2017. As described above under “- Employment and Severance Agreements,” we subsequently entered into a Retirement Agreement and General Release with our former Chief Executive Officer Michael A. McManus, Jr., governing the terms of his retirement from the Company and entered into severance letter agreements with Mr. Zaremba and Mr. Ludecker that provide for payment of twelve (12) months annual base salary upon certain employment termination events.

Change-in-Control and Change-in-Control Payments

In the event of a change-in-control, we are required to make certain change-in-control payments to Mr. Zaremba, Mr. Ludecker, and Mr. Voic under the terms of the change-in-control agreements. The agreements provide for twelve (12) months base salary upon change in control of the Company.

The following table shows the benefits which would be received by each of our named executive officers for severance and change-in-control events:

	Severance Payments			Change-in-Control Payments
		Employee			Employee	Equity
	Salary	Benefits	Total	Salary	Benefits	Awards	Total

Stavros G. Vizirgianakis	$540,000	$32,040	$572,040	$—	$—	$3,820,000	$3,820,000

Joseph P. Dwyer	$137,500	$10,000	$147,500	$—	$—	$—	$—

Richard A. Zaremba	$243,347	$—	$243,347	$243,347	$—	$89,725	$333,072

Robert S. Ludecker	$275,843	$—	$275,843	$275,843	$—	$136,290	$912,133

Dan Voic	$—	$—	$—	$188,264	$—	$80,425	$268,689

Christopher H. Wright	$—	$—	$—		$—	$54,213	$54,213

Tax deductibility of Executive Compensation

Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2017, there was no executive officer’s compensation that exceeded $1,000,000 except for Stavros Vizirgianakis, our Chief Executive Officer, based on the valuation of his equity compensation.

Summary of Compensation

The table and footnotes below describe the total compensation paid for fiscal years ended June 30, 2017, June 30, 2016, and June 30, 2015 to the “named executive officers,” who are each of the persons who served as our principal executive officer and principal financial officer during fiscal 2017, and the three other most highly compensated individuals who were serving as executive officers of the Company on June 30, 2017, the last day of the fiscal year.

SUMMARY COMPENSATION TABLE

						All
Name	Fiscal year					Other
and Principal	Ended			Stock	Option	Compen-
Position	June 30,	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	sation ($)		Total ($)

Stavros Vizirgianakis	2017	$180,000		$3,637,388		$124,020	(1)	$3,941,408
President and Chief Executive	2016	—	—	—	—	—		—
Officer	2015	—	—	—	—	—		—

Joseph P. Dwyer	2017	$285,000	—	—	—	—		$285,000
Chief Financial Officer	2016	—	—	—	—	—		—
	2015	—	—	—	—	—		—

Michael A. McManus, Jr.	2017	$54,167	—	—	—	$348,263	(3)	$402,430
Former President and Chief	2016	$325,000	—	—	$259,715	$99,730		$684,445
Executive Officer (2)	2015	$290,008	$100,000	—	$1,314,695	$96,291		$1,800,994

Richard A. Zaremba	2017	$239,804	$—	—	$153,561	$15,093	(5)	$408,458
Senior Vice President of Finance,	2016	$232,819	$45,000	—	$110,379	$10,081		$398,279
Secretary and Treasurer (4)	2015	$226,038	$25,000	—	$178,374	$10,731		$440,143

Robert S. Ludecker	2017	$271,817	$82,500	—	$264,250	$31,300	(6)	$649,867
Senior Vice President-Medical	2016	$263,900	$65,000	—	$110,379	$8,194		$447,473
Global Sales and Marketing	2015	$215,098	$45,000	—	$748,751	$8,376		$1,017,225

Dan Voic	2017	$185,523	$22,000	—	$76,781	$15,615	(7)	$299,919
Vice President of	2016	$180,119	$25,000	—	$128,776	$11,885		$345,780
Research and Development	2015	$174,873	$20,000	—	$208,103	$12,147		$415,123
and Engineering

Christopher H. Wright	2017	$383,250	—	—	$232,714	$10,870	(8)	$626,834
Vice President - U. S. Sales	2016	$296,300	—	—	$55,190	$7,646		$359,136
	2015	$248,000	—	—	$59,458	$8,246		$315,704

(1)	Includes $65,020 of legal fees related to his employment contract with the Company and his visa application process, $10,000 for relocation costs, $3,900 for a car allowance and $10,000 for director fees prior to being appointed as Chief Executive Officer. Stock awards assume that all performance conditions are met. Refer to footnote 6 of the Consolidated Financial Statements for a description of the valuation method and inputs relating to the stock awards.
(2)	Mr. McManus retired from the Company effective September 2, 2016.
(3)	Includes $270,833 of severance payments, $58,617 of expenses for a Company-owned automobile and a driver, $26,229 of life insurance benefits and long term care insurance coverage.
(4)	On September 13, 2016, Mr. Zaremba (i) ceased serving as the Company’s Senior Vice President and Chief Financial Officer and (ii) was appointed Senior Vice President, Finance of the Company. He remains the Company’s Secretary and Treasurer.
(5)	Includes a car allowance, life and long term care insurance coverage.
(6)	Includes a $10,220 for a car allowance, life and long term care insurance coverage and $13,076 for a home security system.
(7)	Includes a car allowance, toll reimbursements and life and long term care insurance coverage.
(8)	Includes a car allowance, life and long term care insurance coverage.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held as of June 30, 2017 by our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	(1) Number of Shares of Stock That Have Not Not Vested		Market Value of Shares of Stock That Have Not Vested
Stavros G. Vizirgianakis				$—		134,000	(11)	$1,279,700
						133,000	(11)	$1,270,150
						133,000	(11)	$1,270,150

Richard A. Zaremba
	7,000	—	(1)	2.96	9/13/2022
	10,000	10,000	(3)	4.68	9/10/2023
	7,500	15,000	(4)	7.67	9/9/2024
	7,500	22,500	(7)	9.38	8/18/2025
	—	30,000	(10)	9.25	12/6/2026

Robert S. Ludecker
	7,500	2,500	(3)	4.68	9/10/2023
	17,500	17,500	(4)	7.67	9/9/2024
	40,000	40,000	(8)	12.77	5/14/2025
	7,500	22,500	(7)	9.38	8/18/2025
	—	31,000	(9)	6.76	11/3/2026
	—	30,000	(10)	9.52	12/6/2026

Dan Voic
	7,500	—		2.19	9/13/2021
	17,500	—	(1)	2.96	9/13/2022
	17,500	8,750	(3)	4.68	9/10/2023
	17,500	17,500	(4)	7.67	9/9/2024
	8,750	26,250	(7)	9.38	8/18/2025
		15,000	(10)	9.52	12/6/2026

Christopher H. Wright
	5,000	5,000	(4)	7.67	9/9/2024
	3,750	11,250	(7)	9.38	8/18/2025
	—	15,000	(9)	6.76	11/3/2026
	—	35,000	(10)	9.52	12/6/2026

(1)	Options issued 09/13/12 and vest equally over 4 years.

(2)	Options issued 12/05/12 and vest equally over 4 years.

(3)	Options issued 09/10/13 and vest equally over 4 years.

(4)	Options issued 09/09/14 and vest equally over 4 years.

(5)	Options issued 05/22/15 and vest on June 30, 2017.

(6)	Options issued 08/19/2015 and vest equally over 4 years.

(7)	Options issued 08/18/2015 and vest equally over 4 years.

(8)	Options issued 05/14/2015 and vest equally on 11/14/2016, 5/14/2017, 5/14/2018 and 5/14/2019.

(9)	Options issued on 11/3/16 and vested equally over 4 years.

(10)	Options issued on 12/6/16 and vested equally over 4 years.

(11)	134,000 shares vesting in five equal installments on September 1, 2017, 2018, 2019, 2020 and 2021; 133,000 shares vest if both of the following conditions are satisfied simultaneously: (A) at any time prior to the third anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $35,000,000 and (B) the closing price of the Company’s Common Stock is at least $10.50 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days; and 133,000 shares vest if both of the following conditions are satisfied simultaneously: (A) at any time prior to the fifth anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $48,000,000 and (B) the closing price of the Company’s Common Stock is at least $13.00 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days.

Equity Plans

As of June 30, 2017, the Company had the following stock plans with options or other grants outstanding or available for issuance:

						Available
	Initial			Expired /		For
Plan	Shares	Granted	Exercised	Forfeited	Outstanding	Issuance

2001 Employee Stock Option Plan	1,000,000	1,251,261	376,368	868,955	5,938	—
2005 Employee Equity Incentive Plan	500,000	547,125	484,250	48,925	13,950	—
2005 Non Employee Director Stock Option Plan	200,000	195,000	97,500	7,500	90,000	—
2009 Employee Equity Incentive Plan	500,000	619,925	357,227	123,100	139,598	3,175
2009 Non Employee Director Stock Option Plan	200,000	195,000	48,750	33,750	112,500	38,750
2012 Employee Equity Incentive Plan	500,000	664,000	111,250	188,250	364,500	24,250
2012 Non Employee Director Stock Option Plan	200,000	180,000	—	41,250	138,750	61,250
2014 Employee Equity Incentive Plan	750,000	480,000	—	154,000	326,000	24,000
2017 Equity Incentive Plan	750,000	—	—	—	—	750,000

Total					1,191,236	901,425

Director Compensation

Directors are compensated through payment of a cash fee and annual stock option grants. Commencing on January 1, 2017 and effective on May 9, 2017, each non-employee director received an annual fee of $35,000 and the Chairman of the Audit Committee received $45,000. Commencing February 3, 2015, each non-employee director received an annual fee of $20,000 and the Chairman of the Audit Committee received $25,000. Each non-employee director was also reimbursed for reasonable expenses incurred while traveling to attend a meeting of the Board of Directors or while traveling in furtherance of the business of the Company. In May 2017, the Chairman of the Audit Committee received a one time additional payment of $25,000 in recognition of his services during the prior year.

The following table sets forth information for the fiscal year ended June 30, 2017 with respect to the compensation of our directors.

	DIRECTOR COMPENSATION FOR THE
	2017 FISCAL YEAR
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
John W. Gildea	$23,750		$23,750

Dr. Charles Miner III	$23,750		$23,750

T. Guy Minetti	$11,250		$11,250

Stavros G. Vizirgianakis	$10,000		$10,000

Thomas M. Patton	$53,700		$53,700

Patrick A. McBrayer	$23,750		$23,750

Outstanding options at June 30, 2017 for Messrs. Gildea and Miner were 90,000 shares each, Mr. Vizirgianakis was 37,500 shares, Mr. McBrayer was 30,000 shares, Mr. Patton was 15,000 shares and Mr. Minetti was 75,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of June 30, 2017, certain information with regard to the ownership of the Company’s Common Stock by (i) each beneficial owner of 5% or more of the Company’s Common Stock; (ii) each director; (iii) each executive officer named in the “Summary Compensation Table” above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent Of Class

Stavros G. Vizirgianakis	1,648,578	(2)	17.6
Michael A. McManus, Jr.	636,868		6.8
John W. Gildea	97,500	(3)	1.0
Patrick A. McBrayer	11,350	(4)	*
Charles Miner	85,000	(5)	*
Thomas M. Patton	3,750	(6)	*
Richard A. Zaremba	171,023	(7)	1.8
Robert S. Ludecker	84,943	(8)	*
Dan Voic	216,395	(9)	2.3
Christopher H. Wright	14,500	(10)	*
Joseph P. Dwyer	500		*

All executive officers and Directors as a group (Twelve people)	2,338,039	(11)	24.0

* Less than 1%

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735. Michael A. McManus has an address at 100 White Plains Road, Bronxville, New York 10708.

(2)	Includes 15,000 shares which Mr. Vizirgianakis has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(3)	Includes 67,500 shares which Mr. Gildea has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(4)	Includes 11,250 shares which Mr. McBrayer has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(5)	Includes 67,500 shares which Dr. Miner has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(6)	Consists of shares which Mr. Patton has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(7)	Includes 39,500 shares which Mr. Zaremba has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(8)	Includes 80,000 shares which Mr. Ludecker has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(9)	Includes 77,500 shares which Mr. Voic has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(10)	Includes 12,500 shares which Mr. Wright has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(11)	Includes 378,000 shares which such persons have the right to acquire upon exercise of stock options which are exercisable within 60 days.

Equity Compensation Plan Information:

			Number of
			securities
			remaining
			available for
	Number of	Weighted	future
	securities to	-average	issuance
	be	exercise	under equity
	issued upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
I.2001 Plan	5,938	$1.82	—
II. 2005 Plan	13,950	$2.84	—
III. 2005 Directors Plan	90,000	$3.04	—
IV. 2009 Plan	139,598	$4.60	3,175
V. 2009 Directors Plan	112,500	$5.56	38,750
VI. 2012 Plan	364,500	$7.70	24,250
VII. 2012 Directors Plan	138,750	$9.96	61,250
VIII. 2014 Plan	326,000	$10.26	24,000
IX. 2017 Plan		$—	750,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,191,236	$7.66	901,425

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Compensation

Please see Item 11 - “Executive Compensation - Director Compensation” for a discussion of options granted and other compensation to our non-employee directors.

Executive Compensation

Please see Item 11 - “Executive Compensation” for additional information on compensation of our present and former executive officers. Information regarding (1) an Employment Agreement, and a Retirement Agreement and General Release with Michael A. McManus, Jr., our former President and Chief Executive Officer, (2) letter agreements with Richard A. Zaremba, our Senior Vice President – Finance, and Robert S. Ludecker, our Senior Vice President, Global Sales and Marketing (3) an Employment Agreement with Stavros G. Vizirgianakis, our current President and Chief Executive Officer and (4) an Employment Agreement and a prior Consulting Agreement with Joseph Dwyer, our Chief Financial Officer.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Grant Thornton LLP (“Grant Thornton”) billed the Company $509,482 and $960,351 in the aggregate for services rendered for the audit of the Company’s 2017 and 2016 fiscal years, respectively, and the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2017 and 2016 fiscal years, respectively.

Audit-Related Fees

Grant Thornton billed the Company $15,600 and $15,600 for audit-related services as defined by the SEC for the fiscal years ended June 30, 2017 and 2016 respectively. The audit-related services were for the audits of the Company’s pension plan.

Tax Fees

Grant Thornton billed the company $0 and $31,200 for tax related services for the fiscal years ended June 30, 2017 and 2016 respectively.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

	3.	Exhibits

	3 (a)	Restated Certificate of Incorporation of the Company. (1)

	3 (b)	By-laws of the Company. (2)

	10.1	Form of Indemnification Agreement. (3)

	10.2	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (4)

	10.3	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (4)

	10.4	1996 Non-Employee Director Stock Option Plan. (5)

	10.5	1996 Employee Incentive Stock Option Plan. (5)

	10.6	1998 Employee Stock Option Plan. (6)

	10.7	2001 Employee Stock Option Plan. (7)

	10.8	2005 Employee Equity Incentive Plan. (8)

	10.9	2005 Non-Employee Director Stock Option Plan. (8)

	10.10	2009 Employee Equity Incentive Plan. (9)

	10.11	2009 Non-Employee Director Stock Option Plan. (9)

10.12	Asset Purchase Agreement, dated as of May 28, 2010, among MISONIX, INC., MISONIX HIFU TECHNOLOGIES LIMITED, MISONIX LIMITED and USHIFU, LLC. (10)

10.13	Letter Agreement, dated November 14, 2011, by and between MISONIX, INC. and Richard A. Zaremba. (11)

10.14	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (12)

10.15	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (12)

10.16	Letter Agreement, dated May 7, 2013 by and between MISONIX, INC. and Stavros G. Vizirgianakis. (13)

10.17	2012 Employee Equity Incentive Plan. (14)

10.18	2012 Non-Employee Director Stock Option Plan. (14)

10.19	2014 Employee Equity Incentive Plan. (15)

10.20	Employment Agreement, dated May 22, 2015, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

10.21	Letter Agreement, dated as of May 22, 2015, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

10.22	Lease Modification Agreement, dated as of July 1, 2015, between Sanwood Realty and MISONIX, INC. (17)

10.23	Retirement Agreement and General Release, dated August 26, 2016, between Michael A. McManus, Jr. and MISONIX, INC (18)

10.24	Consulting Agreement, dated September 13, 2016, by and between MISONIX, INC. and Dwyer Holdings LLC (19)

10.25	Letter Agreement, dated September 15, 2016, by and between MISONIX, INC. and Richard A. Zaremba (20)

10.26	Letter Agreement, dated September 15, 2016, by and between MISONIX, INC. and Robert S. Ludecker (20)

10.27	Stock Purchase Agreement dated October 25, 2016 between MISONIX, INC. and Stavros G. Vizirgianakis (21)

10.28	Amendment No. 1 to Consulting Agreement between the Company and Joseph Dwyer dated October 25, 2016 (21)

10.29	Employment Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

10.30	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

10.31	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

10.32	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

10.33	2017 Equity Incentive Plan (23)

21	Subsidiaries of the Company

23	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-165088).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 3, 2014.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(4)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(5)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(6)	Incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 333-78795).

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166).

(8)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(9)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(10)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 4, 2010.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2011.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 13, 2012.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 10, 2013.

(14)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 4, 2012.

(15)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 3, 2015.

(16)	Incorporated by reference by the Company’s Current Report on Form 8-K filed on May 26, 2015.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 8, 2015.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 26, 2016.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 14, 2016.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 16, 2016.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2016.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 19, 2016.

(23)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed on July 19, 2017.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

Date: August 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros G. Vizirgianakis	Chief Executive Officer and Director	August 24, 2017
Stavros G. Vizirgianakis	(principal executive officer)

/s/ Joseph P. Dwyer	Chief Financial Officer	August 24, 2017
Joseph P. Dwyer	(principal financial and accounting officer)

/s/ Patrick A. McBrayer	Director	August 24, 2017
Patrick A. McBrayer

/s/ John W. Gildea	Director	August 24, 2017
John W. Gildea

/s/ Charles Miner III	Director	August 24, 2017
Charles Miner III

/s/ Thomas M. Patton	Director	August 24, 2017
Thomas M. Patton

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the years ended June 30, 2017, June 30, 2016 and June 30, 2015

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MISONIX, INC.

We have audited the accompanying consolidated balance sheets of MISONIX, INC. and Subsidiaries (collectively, the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 24, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MISONIX, INC.

We have audited the internal control over financial reporting of MISONIX, INC. and Subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2017, and our report dated August 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 24, 2017

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017	June 30, 2016

Assets
Current assets:
Cash and cash equivalents	$11,557,071	$9,049,327
Accounts receivable, less allowance for doubtful accounts of $96,868 and $96,868, respectively	5,133,389	3,869,427
Inventories, net	4,992,434	5,822,935
Prepaid expenses and other current assets	918,899	530,564
Total current assets	22,601,793	19,272,253

Property, plant and equipment, net of accumulated amortization and depreciation of $7,794,580 and $6,976,282, respectively	3,730,203	2,492,815
Patents, net of accumulated amortization of $995,568 and $885,394, respectively	719,136	604,916
Goodwill	1,701,094	1,701,094
Intangible and other assets	282,876	266,603
Deferred income tax	4,334,547	3,394,690
Total assets	$33,369,649	$27,732,371

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,861,228	$1,402,797
Accrued expenses and other current liabilities	3,346,138	1,887,337
Total current liabilities	5,207,366	3,290,134

Deferred lease liability	9,354	9,262
Deferred income	13,087	31,685
Total liabilities	5,229,807	3,331,081

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value-shares authorized 20,000,000; 9,357,166 and 7,948,234 shares issued and 9,357,166 and 7,809,385 outstanding in each period, respectively	93,572	79,482
Additional paid-in capital	36,808,810	32,502,521
Accumulated deficit	(8,762,540)	(7,081,361)
Treasury stock, at cost, 0 and 138,849 shares, respectively	—	(1,099,352)
Total shareholders’ equity	28,139,842	24,401,290
Total liabilities and shareholders’ equity	$33,369,649	$27,732,371

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	June 30,
	2017	2016	2015

Net sales	$27,269,963	$23,113,194	$22,204,578
Cost of goods sold	8,217,439	7,640,626	7,280,276
Gross profit	19,052,524	15,472,568	14,924,302

Operating expenses:
Selling expenses	14,220,907	12,632,961	9,062,695
General and administrative expenses	9,595,206	6,829,516	5,983,623
Research and development expenses	1,837,497	1,839,479	1,592,923
Total operating expenses	25,653,610	21,301,956	16,639,241
Loss from operations	(6,601,086)	(5,829,388)	(1,714,939)

Other income (expense):
Interest income	75	81	75
Royalty income and license fees	3,771,610	3,948,757	4,256,321
Other	(36,211)	(21,878)	(22,033)
Total other income	3,735,474	3,926,960	4,234,363

(Loss)/income from continuing operations before income taxes	(2,865,612)	(1,902,428)	2,519,424

Income tax (benefit)/expense	(1,022,808)	(573,351)	(2,784,632)

Net (loss)/income from continuing operations	(1,842,804)	(1,329,077)	5,304,056
Discontinued operations:
Income from discontinued operations net of tax of $0, $0 and $1,127, respectively	—	—	17,115
Gain from sale of discontinued operations net of tax of $88,375, $93,069 and $0, respectively	161,625	156,931	250,000
Net income from discontinued operations	161,625	156,931	267,115
Net (loss)/income	$(1,681,179)	$(1,172,146)	$5,571,171

Net (loss)/income per share from continuing operations - Basic	$(0.22)	$(0.17)	$0.70
Net income per share from discontinued operations - Basic	0.02	0.02	0.04
Net (loss)/income per share - Basic	$(0.20)	$(0.15)	$0.74

Net (loss)/income per share from continuing operations - Diluted	$(0.22)	$(0.17)	$0.66
Net income per share from discontinued operations - Diluted	0.02	0.02	0.03
Net (loss)/income per share - Diluted	$(0.20)	$(0.15)	$0.69

Weighted average shares - Basic	8,398,778	7,776,949	7,580,450
Weighted average shares - Diluted	8,398,778	7,776,949	8,094,119

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock,
	$.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	stockholders’
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2014	7,412,096	$74,121	(77,560)	$(410,993)	$28,169,622	$(11,480,386)	$16,352,364
Net income	—	—	—	—	—	5,571,171	5,571,171
Proceeds from exercise of stock options	456,999	4,570	(47,422)	(535,267)	1,254,257	—	723,560
Stock-based compensation	—	—	—	—	1,107,250	—	1,107,250
Balance, June 30, 2015	7,869,095	$78,691	(124,982)	$(946,260)	$30,531,129	$(5,909,215)	$23,754,345
Net (loss)	—	—	—	—	—	(1,172,146)	(1,172,146)
Proceeds from exercise of stock options	79,139	791	(13,867)	(153,092)	341,748	—	189,447
Stock-based compensation	—	—	—	—	1,629,644	—	1,629,644
Balance, June 30, 2016	7,948,234	$79,482	(138,849)	$(1,099,352)	$32,502,521	$(7,081,361)	$24,401,290
Net (loss)	—	—	—	—	—	(1,681,179)	(1,681,179)
Sale of common stock	761,469	7,615	—	—	3,992,385		4,000,000
Issuance of restricted stock	400,000	4,000			(4,000)	—	—
Proceeds from exercise of stock options	247,463	2,475	138,849	1,099,352	(768,235)	—	333,592
Stock-based compensation	—	—	—	—	1,086,139	—	1,086,139
Balance, June 30, 2017	9,357,166	$93,572	—	$—	$36,808,810	$(8,762,540)	$28,139,842

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended June 30,
	2017	2016	2015
Operating activities
Net (loss)/income from continuing operations	$(1,842,804)	$(1,329,077)	$5,304,056
Adjustments to reconcile net (loss)/income to net cash provided by (used in) continuing operating activities:
Depreciation and amortization and other non-cash items	1,066,844	1,651,972	1,439,972
Bad debt expense	—	(30,000)	(10,000)
Deferred income tax benefit	(939,857)	(502,262)	(2,892,428)
Stock-based compensation	1,086,139	1,629,644	1,107,250
Deferred income	(18,598)	(8,966)	(46,052)
Deferred lease liability	92	9,262	(16,614)
Changes in operating assets and liabilities:
Accounts receivable	(1,263,962)	641,820	(712,095)
Inventories	(873,136)	(2,823,304)	(1,259,986)
Prepaid expenses and other assets	(404,608)	(186,211)	(129,828)
Accounts payable, accrued expenses	1,917,232	630,882	(412,936)
Net cash (used in)/provided by continuing operations	(1,272,658)	(316,240)	2,371,339

Investing activities
Acquisition of property, plant and equipment	(490,421)	(471,829)	(345,312)
Payments for assets acquisition	—	—	(328,136)
Additional patents	(224,394)	(132,731)	(104,755)
Net cash used in investing activities from continuing operations	(714,815)	(604,560)	(778,203)

Financing activities
Proceeds from sale of common stock	4,000,000	—	—
Proceeds from exercise of stock options	333,592	189,447	723,560
Net cash provided by financing activities from continuing operations	4,333,592	189,447	723,560

Cash flows from discontinued operations
Net cash provided by operating activities	—	—	17,115
Net cash provided by investing activities	161,625	156,931	250,000
Net cash provided by discontinued operations	161,625	156,931	267,115

Net (decrease)/increase in cash and cash equivalents	2,507,744	(574,422)	2,583,811
Cash and cash equivalents at beginning of period	9,049,327	9,623,749	7,039,938
Cash and cash equivalents at end of period	$11,557,071	$9,049,327	$9,623,749

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$10,179	$140,931	$73,568

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2017, 2016, and 2015

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain historical expenses on the Statement of Operations have been reclassified to be consistent with the current year presentation. Historically, the Company had recorded stock compensation expense and bonus expense predominantly within general and administrative expenses. The Company has reclassified amounts to allocate certain of these costs to cost of goods sold, selling expenses and research and development expenses, which is consistent with the classification being used in 2017. This reclassification had no impact on the Company’s presentation of operating income (loss) and the gross profit impact was not material.

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

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through June 30, 2017 were $1,504,788.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  All of the Company’s cash is maintained in bank accounts and accordingly it does not have cash equivalents at June 30, 2017. The Company’s cash balance at June 30, 2017 was $11,557,071.

The Company maintains cash balances at various financial institutions. At June 30, 2017, these financial institutions held cash that was approximately $11,325,285in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

Included in sales from continuing operations are sales to Cicel of $46,722, $1,557,132 and $2,974,086, for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. There were no accounts receivable from Cicel at June 30, 2017 and 2016. The Company terminated its agreement with Cicel in the first quarter of fiscal 2017.

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to their sales of the Company’s ultrasonic cutting and sculpting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $3,764,000 , $3,903,000 and $4,162,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Accounts receivable from MMIT royalties were approximately $925,000 and $973,000 at June 30, 2017 and 2016, respectively. The license agreement with MMIT expired in August 2017.

At June 30, 2017 and 2016, the Company’s accounts receivable with customers outside the United States were approximately $860,000 and $768,000, respectively, none of which is over 90 days.

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

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer‘s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company‘s policy is to periodically evaluate the appropriateness of the lives assigned to property, plant and equipment and make adjustments if necessary. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. Depreciation of BoneScapel and Sonic OneOR generators which are consigned to customers are depreciated over a 5 year period, and depreciation is charged to selling expenses. See Note 4.

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

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment was deemed to exist in fiscal 2017 and 2016.

Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of this impairment test requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company primarily utilizes the Company’s market capitalization and a discontinued cash flow model in determining the fair value which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value in acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2017 and 2016 as of June 30th each year. No impairment of goodwill was deemed to exist in fiscal 2017, 2016 and 2015.

Patents

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents totaled $719,136 and $604,916 at June 30, 2017 and 2016, respectively. Amortization expense for the years ended June 30, 2017, 2016 and 2015 was approximately $110,000, $94,000 and $150,000, respectively.

The following is a schedule of estimated future patent amortization expense as of June 30, 2017 during the following fiscal years:

2018	$116,375
2019	105,211
2020	81,782
2021	75,611
2022	49,642
Thereafter	290,515
$719,136

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

The number of weighted average common shares used in the calculation of Basic EPS and Diluted EPS were as follows:

	For the years ended June 30,
	2017	2016	2015
Basic shares	8,398,778	7,776,949	7,580,450
Dilutive effect of stock options	—	—	513,669
Diluted shares	8,398,778	7,776,949	8,094,119

Excluded from the calculation of Diluted EPS are options to purchase 257,000 shares of common stock for the twelve months ended June 30, 2015. The excluded shares are any shares in which the average stock price for the year ended June 30 is less than the exercise price of the outstanding options in the period in which the Company has net income. Diluted EPS for the twelve months ended June 30, 2017 and 2016 presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculations of diluted EPS for the twelve months ended June 30, 2017 and 2016 are outstanding options to purchase 1,191,236 and 1,790,224 shares, respectively. Also excluded from the calculation of earnings per share are the 400,000 restricted stock awards which we issued in December 2016 as none of the shares were vested as of June 30, 2017.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed in the period the advertising first takes place. The Company incurred approximately $76,000, $386,000 and $155,000 in advertising costs during the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Advertising costs are reported in selling expenses on the statement of operations.

Depreciation Expense for Consigned Inventory

The Company typically provides to its United States customers, on a consignment basis, the generators used to power its BoneScapel and SonicOne products. Title to these generators remains at all times with the Company. When these generators are deployed in the field at customer locations, the Company depreciates these units over a five year period and charges the depreciation to selling expenses. Depreciation expense relating to consigned generators for the three years ended June 30, 2017 was $425,000, $416,000 and $232,000, respectively. Prior to fiscal 2017, consigned units were depreciated over a three year period. The impact of this change in accounting estimate was a reduction in expense of approximately $283,000 for the year ended June 30, 2017, compared to what the expense would have been without this change.

Shipping and Handling

Shipping and handling fees for the fiscal years ended June 30, 2017, 2016 and 2015 were approximately $119,000, $109,000 and $62,000 respectively, and are reported as a component of net sales. Shipping and handling costs for the fiscal years ended June 30, 2017, 2016 and 2015 were approximately $337,000, $142,000 and $87,000, respectively, and are reported as a component of selling expenses.

Stock-Based Compensation

The Company measures compensation cost for all share based payments at fair value and recognizes the cost over the vesting period.  The Company uses the Black-Scholes method to value awards and utilizes the straight line amortization method to recognize the expense associated with the awards with graded vesting terms.

Restricted Stock Awards

The Company measures compensation cost for all restricted stock awards at fair value and recognizes the cost over the vesting period.  For awards that have market conditions, the Company uses the Monte Carlo valuation method to value awards and utilizes the straight line amortization method to recognize the expense associated with the awards with graded vesting terms. Where awards have performance conditions, the Company will determine the probability of achieving those conditions and will record compensation expense when it is probable that the conditions will be met.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity‘s contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is permitted beginning in 2018. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company‘s financial condition, results of operations and related disclosures. The FASB has also issued the following additional guidance clarifying certain issues on revenue from contracts with customers: Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients and Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its financial statements.

In August 2014, the FASB issued guidance on management‘s responsibility in evaluating whether there is substantial doubt about a company‘s ability to continue as a going concern and related footnote disclosures. Management will be required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company‘s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective prospectively for annual and interim reporting periods beginning in 2017; implementation of this guidance did not have a material effect on the Company’s financial condition or results of operations.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes (Topic 740)”. The amendments in this ASU require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The Company adopted ASU 2015-17 as of March 31, 2016 on a prospective basis in order to simplify the balance sheet classification of deferred taxes.

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

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company adopted this guidance on July 1, 2017. This guidance will be adopted by the Company on July 1, 2017 and management expects this to result in an increase in the Company’s deferred tax asset of approximately $2.5 million.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01"). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2017-01 on its consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

At June 30, 2017 and 2016, all of our cash, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

3. Inventories

Inventories are summarized as follows:

	June 30,	June 30,
	2017	2016
Raw material	$2,409,148	$3,102,175
Work-in-process	741,994	854,631
Finished goods	3,267,232	3,101,234
	6,418,374	7,058,040
Less valuation reserve	1,425,940	1,235,105
	$4,992,434	$5,822,935

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2017	2016
Machinery and equipment	$2,452,363	$2,128,349
Furniture and fixtures	1,406,758	1,387,883
Automobiles	22,328	22,328
Leasehold improvements	691,751	682,591
Demonstration and consignment inventory	6,951,583	5,247,946
	11,524,783	9,469,097
Less: accumulated depreciation and amortization	(7,794,580)	(6,976,282)
	$3,730,203	$2,492,815

Depreciation and amortization of property, plant and equipment totaled approximately $957,000, $1,339,000 and $981,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

5. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,	June 30,
	2017	2016

Accrued payroll, payroll taxes and vacation	715,245	648,705
Accrued bonus	343,400	300,000
Accrued commissions	751,000	433,000
Professional fees	662,537	256,130
Litigation settlement	500,000
Deferred income	27,901	20,655
Severance	10,029	—
Other	336,026	228,847

	$3,346,138	$1,887,337

6. Stock-Based Compensation Plans

At June 30, 2017, the Company had outstanding equity-linked grants under eight stock-based compensation plans (the “Plans”), as follows:

						Available
	Initial			Expired /		For
Plan	Shares	Granted	Exercised	Forfeited	Outstanding	Issuance

2001 Employee Stock Option Plan	1,000,000	1,251,261	376,368	868,955	5,938	—
2005 Employee Equity Incentive Plan	500,000	547,125	484,250	48,925	13,950	—
2005 Non Employee Director Stock Option Plan	200,000	195,000	97,500	7,500	90,000	—
2009 Employee Equity Incentive Plan	500,000	619,925	357,227	123,100	139,598	3,175
2009 Non Employee Director Stock Option Plan	200,000	195,000	48,750	33,750	112,500	38,750
2012 Employee Equity Incentive Plan	500,000	664,000	111,250	188,250	364,500	24,250
2012 Non Employee Director Stock Option Plan	200,000	180,000	—	41,250	138,750	61,250
2014 Employee Equity Incentive Plan	750,000	480,000	—	154,000	326,000	24,000
2017 Equity Incentive Plan	750,000	—	—	—	—	750,000

Total					1,191,236	901,425

The compensation cost that has been charged against income for these plans was $1,086,139, $1,629,644 and $1,107,250 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, and is recorded in the department associated with the employee to which the grants are issued. The expense for fiscal 2017 included a charge to modify certain stock options of $81,765 and a reversal of stock compensation from prior periods due to forfeitures of unvested options of $625,202. As of June 30, 2017, there was approximately $5,612,949 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.2 years, which includes $3,148,986 of unrecognized compensation expense on restricted stock awards.

Shares from option exercises may be acquired by various methods. They may be acquired by (a) cash or certified check, (b) with previously acquired shares of common stock having an aggregate fair market value, on the date of exercise, equal to the aggregate exercise price of all options being exercised (provided that such shares were not acquired less than six (6) months prior to such exercise date), (c) in certain circumstances by surrendering options to acquire shares of common stock in exchange for the number of shares of common stock. Cash in the amount of $332,592 was received from the exercise of stock options for the year ended June 30, 2017. The Company received 141,351 shares of common stock as payment for options exercised during the year ended June 30, 2017. During the year ended June 30, 2017, the Company issued 280,200 treasury shares in connection with stock option exercises.

Stock options typically expire 10 years from the date of grant and vest over service periods, which typically are 4 years. All options are granted at the price of the Common Stock on the NASDAQ Stock Market on the date of grant as set forth in the Plans.

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

The weighted average fair value at date of grant for options granted during the fiscal years ended June 30, 2017, 2016 and 2015 was $4.46, $4.68 and $5.70 per share, respectively. The fair value was estimated based on the weighted average assumptions of:

	For twelve months ended June 30,
	2017	2016	2015
Risk-free interest rates	1.80%	1.71%	1.60%
Expected option life in years	6.25	6.25	6.50
Expected stock price volatility	54.68%	55.41%	61.13%
Expected dividend yield	0%	0%	0%

A summary of option activity under the Plans as of June 30, 2017, 2016 and 2015, and changes during the years ending on those dates is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Outstanding as of June 30, 2014	1,663,329	3.88	$4,879,106
Vested and exercisable at June 30, 2014	967,056	3.81	$2,937,802
Granted	549,000	10.11
Exercised	(579,463)	4.11
Forfeited	(47,250)	7.70
Expired	(28,000)	8.00
Outstanding as of June 30, 2015	1,557,616	5.80	$6,553,821
Vested and exercisable at June 30, 2015	620,256	3.19	$3,911,604
Granted	320,000	8.80
Exercised	(82,737)	4.60
Forfeited	(4,375)	9.23
Expired	(280)	5.82
Outstanding as of June 30, 2016	1,790,224	$6.38	$1,675,072
Vested and exercisable at June 30, 2016	813,349	$3.82	$1,501,208
Granted	327,500	8.34
Exercised	(527,663)	3.30
Forfeited	(383,625)	8.23
Expired	(15,200)	8.51
Outstanding as of June 30, 2017	1,191,236	$7.66	$2,748,956
Vested and exercisable at June 30, 2017	517,361	$6.33	$1,923,794

The total fair value of shares vested during the year ended June 30, 2017 was $1,213,325. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2017 was 977,000 and $4.96, respectively. The number and weighted-average grant-date fair value of stock options which vested during fiscal 2017 was 248,625 and $4.88, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Number	(Yrs.)	Price	Number	Price
$0.85-$6.74	352,236	4.1	$4.09	313,861	$3.98
$6.75-$8.53	341,750	8.3	$7.23	85,000	$7.57
$8.54-13.89	497,250	8.4	$10.49	118,500	$11.65
	1,191,236	7.1	$7.66	517,361	$6.33

Stock options are granted with exercise prices not less than the fair market value of the Company’s Common Stock, at the time of the grant, with an exercise term as determined by the compensation committee of the Company’s board of directors (the “Committee”) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.4 million and compensation expense recorded for the year ended June 30, 2017 was $488,402. The awards contain a combination of vesting terms which include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At June 30, 2017, the Company has estimated that it is probable that the performance conditions will be met. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%.

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

The following is a schedule of future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at June 30, 2017:

Operating
Leases
2018	353,659
2019	21,812
2020	21,812
2021	9,225
Total minimum lease payments	$406,508

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $428,000, $411,000 and $375,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Purchase Commitments

As of June 30, 2017, 2016, and 2015, the Company had purchase and inventory commitments totaling $2,859,718, $2,507,125 and $2,982,198, respectively.

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani seeks an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The lead plaintiffs, on behalf of the putative class, and the Company have reached a settlement in principle under which the Company would pay $500,000 to resolve the matter. That settlement is subject to approval by the district court. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action if the settlement is not approved and finalized. The Company has accrued a liability of $500,000 as of June 30, 2017. The Company believes that its exposure will be limited to its insurance company retention of $250,000.

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

On September 27, 2016 and September 28, 2016, the Company voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues.  The Company has provided and will continue to provide documents and other information to the SEC and the DOJ, and is cooperating fully with these agencies in their ongoing investigations of these matters.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.5 million, of which approximately $2.4 million was charged to general and administrative expenses during the fiscal year ended June 30, 2017.

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

Stockholder Derivative Litigation

On June 6, 2017, Irving Feldbaum, an individual shareholder of Misonix, filed a lawsuit in the U.S. District Court for the Eastern District of New York. The complaint alleges claims against the Company’s board of directors, its former CEO and CFO, certain of its former directors, and the Company as a nominal defendant for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the Company incurred damages as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. The complaint also alleges that the Company’s February 4, 2016 Proxy Statement contained false and misleading statements regarding executive compensation. The complaint seeks the recovery of damages on behalf of the Company and the implementation of changes to corporate governance procedures. On June 16, 2017, Michael Rubin, another individual shareholder of Misonix, filed a case alleging similar claims in the same district court. The cases are at their earliest stages; there has been no discovery and there is no trial date. The Company is not able either to estimate the amount of potential loss it may recognize, if any, from these claims or to identify any changes in corporate governance procedures it may undertake, if any, as a result of these claims.

8. Related Party Transactions

Stavros G. Vizirgianakis was appointed to Misonix’s Board of Directors on May 7, 2013 and became the Company’s CEO in December 2016. Applied BioSurgical, a company formerly owned by Mr. Vizirgianakis’ father and now owned by his brother, is an independent distributor for the Company outside of the United States.

Set forth below is a table showing the Company’s net sales for each of the past three fiscal years and accounts receivable at June 30 for the indicated time periods below with Applied BioSurgical:

	For the years ended June 30:
Applied BioSurgical	2017	2016	2015

Sales	$580,888	$559,787	$540,185
Accounts receivable	$192,984	$272,421	$294,683

On October 25, 2016, the Company sold 761,469 shares of Common Stock in a private placement to Stavros G. Vizirgianakis, the Company’s current Chief Executive Officer, at a price per share of $5.253, representing total cash proceeds to the Company of approximately $4.0 million.

9. Income Taxes

Open tax years related to federal and state income tax filings are for the years ended June 30, 2014, 2015, 2016 and 2017. The Company’s net operating loss carryforwards from closed years can be adjusted by the tax authorities when they are utilized in an open year. The Company files state tax returns in California, Florida, New Jersey, New York, Pennsylvania, Texas and various other states. During the current year, the Company received notification from the Internal Revenue Service of an examination for the year ended June 30, 2015. As of June 30, 2017, no significant preliminary audit findings were received by the Company and no reserves have been recorded. The Company’s foreign subsidiary, Misonix Ltd. filed tax returns in the United Kingdom. Open years related to the United Kingdom for filing are June 30, 2015, 2016 and 2017. As of June 30, 2017 and 2016, the Company has no material unrecognized tax benefits and no accrued interest and penalties.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2017	2016

Deferred tax assets / (liabilities)
Bad debt reserves	$34,243	$34,151
Inventory reserves	676,733	624,808
Accruals and allowances	269,539	148,479
License fee and other income	—	2,139
Net operating loss carryforwards	3,500,826	2,204,637
Tax credits	455,916	406,070
Stock based compensation	451,892	839,611
Deferred gain - HIFU and Labcaire	149,222	156,275
Amortization	(594,306)	(599,802)
Depreciation	16,030	195,048
Other	3,182	12,004
	4,963,277	4,023,420
Valuation Allowance	(628,730)	(628,730)
Total net deferred tax assets	$4,334,547	$3,394,690

Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets. As of the year ended June 30, 2015, the Company reduced the valuation allowance by $5,503,417. The change in the valuation allowance includes a $1,499,297 write-off of deferred tax assets against its corresponding valuation allowance. The write-off primarily pertains to the loss in tax benefit for net operating losses subject to limitations under federal tax law that precludes its utilization. In addition, during the fourth quarter of fiscal 2015, based on the Company’s consideration of all available positive and negative evidence including achieving cumulative profitable operating performance over the prior three years and the Company’s positive outlook for taxable income in the future, the Company reevaluated its deferred tax asset. Based upon the guidance under ASC 740, the Company concluded that it was more likely than not that the Company would realize the benefit of such deferred tax assets. The portion of the valuation allowance release attributable to income in future years resulted in the recognition of a tax benefit of $2,892,000 in continuing operations in the fourth quarter of fiscal 2015. The deferred tax asset will be realized against future income tax expense that would be payable in the absence of the net operating loss carryforward. The Company still maintains a full valuation allowance on all foreign net operating losses in the amount of $628,730.

At June 30, 2017, the Company has a gross deferred tax asset of $4,963,277. Based upon the guidance under ASC 740, after consideration of all available positive and negative evidence, the Company concluded that it was more likely than not that the Company would realize the benefit of its deferred tax assets. Accordingly, the Company concluded that no valuation allowance was required at June 30, 2017. This determination was primarily based on the Company’s forecasted taxable income for future periods. The forecast of future taxable income is based on judgments which the Company has made regarding its ability to grow revenue both domestically and internationally, its ability to control costs, its ability to introduce new products into the marketplace and its ability to achieve and maintain profitability.

As of June 30, 2017, the Company had approximately $10,781,000 of U.S. federal net operating loss carryforwards which expire in tax years between 2031 and 2037. Included in this amount are windfall tax benefits related to exercised stock options of approximately $2,571,000, the benefit of which will be recorded in equity when realized when the Company adopts ASU 2016-09 beginning in fiscal 2018. The Company has approximately $281,000 of research and development tax credit carryforwards which expire in the tax years between 2026 and 2037.  In addition, the Company has approximately $175,000 of alternative minimum tax credit which has an indefinite carryforward period.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended June 30,
	2017	2016	2015
Current:
Federal	$—	$4,962	$59,686
State	5,424	17,012	44,361
Total current	5,424	21,974	104,047

Deferred:
Federal	(990,016)	(558,133)	(2,845,039)
State	(38,216)	(37,192)	(43,640)
Total deferred	(1,028,232)	(595,325)	(2,888,679)
	$(1,022,808)	$(573,351)	$(2,784,632)

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2017	2016	2015
Tax at federal statutory rates	$(974,308)	$(646,828)	$856,604
State income taxes, net of federal benefit	(34,636)	(13,319)	29,278
Research credit	(50,000)	(49,593)	(70,401)
Stock-based compensation	6,692	191,827	303,398
Deferred tax asset adjustments (1)	—	(100,939)	—
Valuation allowance	—	—	(3,914,045)
Travel and entertainment	34,743	35,010	21,508
Other	(5,299)	10,491	(10,974)
	$(1,022,808)	$(573,351)	$(2,784,632)

(1)	Relates to the correction of two errors from the fiscal 2015 tax provision in fiscal 2016 as the net impact was not material.

10. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) for all full-time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $24,000 if the employee was over 50 years of age for the year ended June 30, 2017. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $57,465, $52,145 and $46,636 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

11. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that its Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company’s current product offering primarily consists of minimally invasive therapeutic ultrasonic medical devices. The Company’s products are relatively consistent and manufacturing is centralized and consistent across product offerings. Based on these factors, key operating decisions and resource allocations are made by the CODM using consolidated financial data and as such the Company has concluded that it operates as one segment.

Worldwide revenue for the Company’s products is categorized as follows:

	For the Years Ended June 30,
	2017	2016	2015

Total
Consumables	$20,328,676	$16,091,651	$12,833,377
Equipment	6,941,287	7,021,543	9,371,201
Total	$27,269,963	$23,113,194	$22,204,578

Domestic:
Consumables	$14,866,772	$11,277,449	$8,449,215
Equipment	1,593,999	1,809,357	2,348,705
Total	$16,460,771	$13,086,806	$10,797,920

International:
Consumables	$5,461,904	$4,814,202	$4,384,162
Equipment	5,347,288	5,212,186	7,022,496
Total	$10,809,192	$10,026,388	$11,406,658

Substantially all of the Company’s long-lived assets are located in the United States.

12. Quarterly Results (unaudited)

	Fiscal 2017
	Q1	Q2	Q3	Q4	Year
Net sales	$6,171,625	$6,030,380	$7,177,763	$7,890,195	$27,269,963
Cost of goods sold	1,912,007	1,818,672	2,112,099	2,374,661	8,217,439
Gross profit	4,259,618	4,211,708	5,065,664	5,515,534	19,052,524

Operating expenses:
Selling expenses	3,325,687	3,271,134	3,587,859	4,036,227	14,220,907
General and administrative expenses	1,931,821	2,087,419	2,484,962	3,091,004	9,595,206
Research and development expenses	492,084	440,364	465,863	439,186	1,837,497
Total operating expenses	5,749,592	5,798,917	6,538,684	7,566,417	25,653,610
Loss from operations	(1,489,974)	(1,587,209)	(1,473,020)	(2,050,883)	(6,601,086)

Other income/(expense):
Interest income	19	19	18	19	75
Royalty income and license fees	944,068	949,048	953,235	925,259	3,771,610
Other	(1,996)	(6,640)	(6,940)	(20,635)	(36,211)
Total other income	942,091	942,427	946,313	904,643	3,735,474

(Loss) from continuing operations before income taxes	(547,883)	(644,782)	(526,707)	(1,146,240)	(2,865,612)

Income tax (benefit)	(26,000)	(30,000)	(219,000)	(747,808)	(1,022,808)

Net (loss) from continuing operations	$(521,883)	$(614,782)	$(307,707)	$(398,432)	$(1,842,804)

Discontinued operations:
Net income (loss) from discontinued operations net of income tax expense of $0,$0, $0 and $88,375, respectively			161,861	(236)	161,625
Net income from discontinued operations	—	—	161,861	(236)	161,625

Net (loss)	$(521,883)	$(614,782)	$(145,846)	$(398,668)	$(1,681,179)

Net (loss) per share from continuing operations - Basic	$(0.07)	$(0.07)	$(0.04)	$(0.05)	$(0.22)

Net income per share from discontinued operations - Basic	—	—	0.02	—	0.02

Net (loss) per share - Basic	$(0.07)	$(0.07)	$(0.02)	$(0.05)	$(0.20)

Net (loss) per share from continuing operations - Diluted	$(0.07)	$(0.07)	$(0.04)	$(0.05)	$(0.22)

Net income per share from discontinued operations - Diluted	—	—	0.02	—	0.02

Net (loss) per share - Diluted	$(0.07)	$(0.07)	$(0.02)	$(0.05)	$(0.20)

	Fiscal 2016
	Q1	Q2	Q3	Q4	Year
Net sales	$5,250,985	$6,039,355	$5,426,147	$6,396,707	$23,113,194
Cost of goods sold	1,760,699	1,957,900	1,859,749	2,062,278	7,640,626
Gross profit	3,490,286	4,081,455	3,566,398	4,334,429	15,472,568

Operating expenses:
Selling expenses	2,656,280	2,991,687	3,319,385	3,665,609	12,632,961
General and administrative expenses	1,803,920	1,675,090	1,515,559	1,834,947	6,829,516
Research and development expenses	399,994	392,068	548,278	499,139	1,839,479
Total operating expenses	4,860,194	5,058,845	5,383,222	5,999,695	21,301,956
Loss from operations	(1,369,908)	(977,390)	(1,816,824)	(1,665,266)	(5,829,388)

Other income/(expense):
Interest income	19	25	19	18	81
Royalty income and license fees	988,170	1,018,362	963,025	979,200	3,948,757
Other	(6,021)	(5,413)	(5,464)	(4,980)	(21,878)
Total other income	982,168	1,012,974	957,580	974,238	3,926,960

(Loss) from continuing operations before income taxes	(387,740)	35,584	(859,244)	(691,028)	(1,902,428)

Income tax (benefit)	(168,000)	(139,000)	(15,000)	(251,351)	(573,351)

Net (loss) from continuing operations	$(219,740)	$174,584	$(844,244)	$(439,677)	$(1,329,077)

Discontinued operations:

Net income (loss) from discontinued operations net of income tax expense of $0,$0, $0 and $88,375, respectively	—	—	165,000	(8,069)	156,931

Net income from discontinued operations	—	—	165,000	(8,069)	156,931

Net (loss)	$(219,740)	$174,584	$(679,244)	$(447,746)	$(1,172,146)

Net (loss) per share from continuing operations - Basic	$(0.03)	$0.02	$(0.11)	$(0.06)	$(0.17)

Net income per share from discontinued operations - Basic	—	—	0.02	—	0.02

Net (loss) per share - Basic	$(0.03)	$0.02	$(0.09)	$(0.06)	$(0.15)

Net (loss) per share from continuing operations - Diluted	$(0.03)	$0.02	$(0.11)	$(0.06)	$(0.17)

Net income per share from discontinued operations - Diluted	—	—	0.02	—	0.02

Net (loss) per share - Diluted	$(0.03)	$0.02	$(0.09)	$(0.06)	$(0.15)

Schedule II

		Additions
	Balance at	charged			Balance at
	beginning	to cost and			end of
Description	of period	expenses		(Deductions)	period

Allowance for doubtful accounts Years ended June 30:

2017	$96,868	$—		$—	$96,868

2016	$126,868	$(30,000	)(A)	$—	$96,868

2015	$136,868	$(10,000	)(A)	$—	$126,868

(A)	Reduction in allowance for doubtful accounts due to adjustment in reserve balance.

		Additions
	Balance at	charged (credited)			Balance at
	beginning	to cost and			end of
Description	of period	expenses	(Deductions)		period

Deferred tax valuation allowance Year ended June 30:

2017	$628,730	—	—		$628,730

2016	$628,730	$—	$—		$628,730

2015	$6,132,147	$(1,111,693)	$(4,391,724	)(A)	$628,730

(A)	Reduction in deferred tax valuation allowance due to reevaluation of deferred tax assets.

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document