Form 10-Q
period 2017-09-30
MISONIX INC
filed 2017-11-07
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of November 7, 2017 there were 9,365,666 shares of the registrant’s common stock, $0.01 par value, outstanding.

1

MISONIX INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2017	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,528,041	$11,557,071
Accounts receivable, less allowance for doubtful accounts of $96,868 and $96,868, respectively	4,153,511	5,133,389
Inventories, net	5,206,025	4,992,434
Prepaid expenses and other current assets	504,653	918,899
Total current assets	20,392,230	22,601,793

Property, plant and equipment, net of accumulated amortization and depreciation of $8,134,134 and $7,794,580, respectively	3,842,419	3,730,203
Patents, net of accumulated amortization of $1,025,930 and $995,568, respectively	715,177	719,136
Goodwill	1,701,094	1,701,094
Intangible and other assets	280,684	282,876
Deferred income tax	5,524,422	4,334,547
Total assets	$32,456,026	$33,369,649

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,106,506	$1,861,228
Accrued expenses and other current liabilities	1,815,527	3,346,138
Total current liabilities	3,922,033	5,207,366

Deferred lease liability	7,016	9,354
Deferred income	8,989	13,087
Total liabilities	3,938,038	5,229,807

Commitments and contingencies (Note 9)

Shareholders' equity:
Common stock, $.01 par value-shares authorized 20,000,000; 9,365,666 and 9,357,166 shares issued and outstanding in each period, respectively	93,657	93,572
Additional paid-in capital	37,490,220	36,808,810
Accumulated deficit	(9,065,889)	(8,762,540)
Total shareholders' equity	28,517,988	28,139,842
Total liabilities and shareholders' equity	$32,456,026	$33,369,649

See Accompanying Notes to Consolidated Financial Statements.

3

Misonix, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	September 30,
	2017	2016

Net sales	$7,280,723	$6,171,625
Cost of goods sold, exclusive of depreciation from consigned equipment	2,177,355	1,912,007
Gross profit	5,103,368	4,259,618

Operating expenses:
Selling expenses	3,570,713	3,325,687
General and administrative expenses	2,573,131	1,931,821
Research and development expenses	901,274	492,084
Total operating expenses	7,045,118	5,749,592
Loss from operations	(1,941,750)	(1,489,974)

Other income (expense):
Interest income	13	19
Royalty income and license fees	452,971	944,068
Other	(4,458)	(1,996)
Total other income	448,526	942,091

Loss from operations before income taxes	(1,493,224)	(547,883)

Income tax benefit	(281,000)	(26,000)
Net loss	$(1,212,224)	$(521,883)

Net loss per share - Basic	$(0.14)	$(0.07)

Net loss per share - Diluted	$(0.14)	$(0.07)

Weighted average shares - Basic	8,958,405	7,809,385
Weighted average shares - Diluted	8,958,405	7,809,385

See Accompanying Notes to Consolidated Financial Statements.

4

Misonix, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock,
	$.01 Par Value		Additional		Total
	Number		paid-in	Accumulated	stockholders'
	of shares	Amount	capital	deficit	equity
Balance, June 30, 2017	9,357,166	$93,572	$36,808,810	$(8,762,540)	$28,139,842
Implementation of new accounting standard				908,875	908,875
Net loss				(1,212,224)	(1,212,224)
Proceeds from exercise of stock options	8,500	85	56,117		56,202
Stock-based compensation			625,293		625,293
Balance, September 30, 2017	9,365,666	$93,657	$37,490,220	$(9,065,889)	$28,517,988

 See Accompanying Notes to Consolidated Financial Statements.

5

Misonix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	September 30,
	2017	2016
Operating activities
Net loss from operations	$(1,212,224)	$(521,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash items	326,420	226,012
Disposals of property, plant and equipment	112,704	—
Deferred income tax benefit	(281,000)	(26,000)
Stock-based compensation	625,293	(226,119)
Deferred income	(4,098)	(4,650)
Deferred lease liability	(2,338)	23
Changes in operating assets and liabilities:
Accounts receivable	979,878	28,359
Inventories	(649,440)	164,073
Prepaid expenses and other assets	416,438	40,269
Accounts payable, accrued expenses	(1,285,333)	64,485
Net cash used in operations	(973,700)	(255,431)

Investing activities
Acquisition of property, plant and equipment	(85,129)	(108,954)
Acquisition of patents	(26,403)	(84,121)
Net cash used in investing activities	(111,532)	(193,075)

Financing activities
Proceeds from exercise of stock options	56,202	—
Net cash provided by financing activities	56,202	—

Net decrease in cash and cash equivalents	(1,029,030)	(448,506)
Cash and cash equivalents at beginning of period	11,557,071	9,049,327
Cash and cash equivalents at end of period	$10,528,041	$8,600,821

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$—	$2,053

See Accompanying Notes to Consolidated Financial Statements.

6

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2017 and 2016 (unaudited)

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which provides a more complete explanation of the Company’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results.

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

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through September 30, 2017 were $2,292,579.

Major Customers and Concentration of Credit Risk

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to their sales of the Company’s ultrasonic cutting and sculpting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $453,000 and $938,000 for the three months ended September 30, 2017 and 2016, respectively. Accounts receivable from MMIT royalties were approximately $458,000 and $925,000 at September 30, 2017 and June 30, 2017, respectively. The license agreement with MMIT expired in August 2017.

At September 30, 2017 and June 30, 2017, the Company’s accounts receivable with customers outside the United States were approximately $874,000 and $860,000, respectively, none of which is over 90 days.

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

Loss Per Share

Diluted EPS for the three months ended September 30, 2017 and 2016 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are outstanding options to purchase 668,750 and 677,725 shares of common stock for the three months ended September 30, 2017 and 2016, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in fiscal 2019; early adoption is permitted beginning in 2018. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company’s financial condition, results of operations and related disclosures. The FASB has also issued the following additional guidance clarifying certain issues on revenue from contracts with customers: Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients and Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. The Company has engaged a consulting firm to assist with in evaluating this guidance to determine the impact it will have on its financial statements, and expects to complete its evaluation and implementation of necessary procedures and changes, if any, prior to June 30, 2018.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2020. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its financial statements.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” intended to simplify several aspects of accounting for share-based payment transactions.   The Company adopted these amendments beginning in the first quarter of fiscal 2018. The guidance requires that the Company recognize all excess tax benefits and tax deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense.  The guidance allows for an increase in the threshold for net share settlement up to the maximum statutory rate in employees’ applicable jurisdictions without triggering liability classification.  The adoption of this guidance had an immaterial impact on income taxes on the Company’s Consolidated Statement of Operations for the three months ended September 30, 2017. The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, which had an immaterial impact on both net cash from operating activities and net cash used in financing activities for the three months ended September 30, 2017.  The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the Company’s Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result, the Company recorded the cumulative impact of $908,875 as an increase to Deferred Income Taxes with a corresponding decrease to Accumulated Deficit.

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

At September 30, 2017 and June 30, 2017, all of our cash, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

3. Inventories

Inventories are summarized as follows:

	September 30,	June 30,
	2017	2017
Raw material	$2,802,483	$2,409,148
Work-in-process	1,188,942	741,994
Finished goods	2,081,249	3,267,232
	6,072,674	6,418,374
Less valuation reserve	866,649	1,425,940
	$5,206,025	$4,992,434

4. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $296,000 and $200,000 for the three months ended September 30, 2017 and 2016, respectively. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. Depreciation of generators which are consigned to customers was expensed over a 5 year period during the three months ended September 30, 2017 and was expensed over a 3 year period for the three months ended September 30, 2016, and depreciation was charged to selling expenses.

5. Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company primarily utilizes the Company’s market capitalization and a discontinued cash flow model in determining the fair value which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2017 and 2016 as of June 30 of each year. There were no triggering events identified during the quarter ended September 30, 2017.

6. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents totaled $715,177 and $719,136 at September 30, 2017 and June 30, 2017, respectively. Amortization expense for the three months ended September 30, 2017 and 2016 was $30,000 and $26,000, respectively.

The following is a schedule of estimated future patent amortization expenses by fiscal year as of September 30, 2017:

2018	$88,969
2019	108,501
2020	85,072
2021	78,901
2022	51,367
Thereafter	302,367
$715,177

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2017	2017

Accrued payroll, payroll taxes and vacation	$680,737	$715,245
Accrued bonus	100,000	343,400
Accrued commissions	505,000	751,000
Professional fees	183,315	662,537
Litigation settlement	—	500,000
Deferred income	25,525	27,901
Other	320,950	346,055

	$1,815,527	$3,346,138

8. Stock-Based Compensation Plans

Stock Option Awards

For the three months ended September 30, 2017 and 2016, the compensation cost that has been charged against income for the Company’s stock option plans was $625,293 and $(226,119), respectively, which in the three months ended September 30, 2016 included a charge to modify certain stock options of $60,747 and a reversal of stock compensation from prior periods due to forfeitures of unvested options of $597,196. As of September 30, 2017, there was approximately $5,914,614 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.0 years.

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

The weighted average fair value at date of grant for options granted during the three months ended September 30, 2017 was $5.48. There were no options granted during the three months ended September 30, 2016. There were options to purchase 172,500 shares granted during the three months ended September 30, 2017. The fair value was estimated based on the weighted average assumptions of:

	For three months ended September 30,
	2017	2016
Risk-free interest rates	1.86%	—
Expected option life in years	5.72	—
Expected stock price volatility	59.52%	—
Expected dividend yield	0%	—

A summary of option activity under the Company’s equity plans as of September 30, 2017, and changes during the three months ended September 30, 2017 is presented below:

	Outstanding Shares	Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of June 30, 2017	1,191,236	$7.66	$2,748,956
Granted	172,500	$9.99
Exercised	(8,500)	$6.61
Forfeited	(7,500)	$7.29
Expired	—	$—
Outstanding as of September 30, 2017	1,347,736	$7.97	$3,358,085
Vested and exercisable at September 30, 2017	612,984	$6.54	$2,427,225

The total fair value of shares vested during the three months ended September 30, 2017 was $534,644. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2017 was 673,875 and $4.77, respectively. The number and weighted-average grant-date fair value of stock options which vested during the three months ended September 30, 2017 was 106,623 and $5.01, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.4 million and compensation expense recorded in the three months ended September 30, 2017 related to these awards was $226,934.

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

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani seeks an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The lead plaintiffs, on behalf of the putative class, and the Company have reached a settlement in principle under which the Company would pay $500,000 to resolve the matter. This settlement was preliminarily approved by the district court through an order entered on September 8, 2017. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action if the settlement is not finalized. As of September 30, 2017, the Company has paid its $250,000 retention relating to this claim, and believes that its exposure will be limited to this insurance company retention.

Former Chinese Distributor - FCPA

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.7 million, of which approximately $0.2 million was charged to general and administrative expenses during the quarter ended September 30, 2017, compared with $0.6 million for the quarter ended September 30, 2016.

Former Chinese Distributor – Litigation

On April 5, 2017, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted the Company’s motion to dismiss all of the tort claims asserted against it, and also granted the individual defendants’ motion to dismiss all claims asserted against them. The only claim remaining in the case is for breach of contract against the Company. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; there has been no discovery and there is no trial date.

Stockholder Derivative Litigation

On June 6, 2017, Irving Feldbaum, an individual shareholder of Misonix, filed a lawsuit in the U.S. District Court for the Eastern District of New York. The complaint alleges claims against the Company’s board of directors, its former CEO and CFO, certain of its former directors, and the Company as a nominal defendant for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the Company incurred damages as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. The complaint also alleges that the Company’s February 4, 2016 Proxy Statement contained false and misleading statements regarding executive compensation. The complaint seeks the recovery of damages on behalf of the Company and the implementation of changes to corporate governance procedures. On June 16, 2017, Michael Rubin, another individual shareholder of Misonix, filed a case alleging similar claims in the same district court. On July 21, 2017, the district court consolidated the two actions for all purposes. The case is at its earliest stages; there has been no discovery and there is no trial date. The Company is not able either to estimate the amount of potential loss it may recognize, if any, from these claims or to identify any changes in corporate governance procedures it may undertake, if any, as a result of these claims.

10. Related Party Transactions

OrthoXact Proprietary Limited (“OrthoXact”) (formerly Applied BioSurgical) is an independent distributor for the Company in South Africa. The chief executive officer of OrthoXact is also the brother of Stavros G. Vizirgianakis, the CEO of Misonix, Inc.

Set forth below is a table showing the Company’s net sales for the three months ended September 30 and accounts receivable at September 30 for the indicated time periods below with OrthoXact:

	For the three months ended
	September 30:
	2017	2016

Sales	$169,340	$52,196
Accounts receivable	$154,475	$253,699

11. Income Taxes

For the three months ended September 30, 2017 and 2016, the Company recorded an income tax benefit from continuing operations of $281,000 and $26,000, respectively.

For the three months ended September 30, 2017 and 2016, the effective rate of 18.8% and 4.7%, respectively, on continuing operations varied from the U.S. federal statutory rate primarily due to permanent book tax differences relating principally to stock compensation expense and tax credits.

As of September 30, 2017 and June 30, 2017, the Company has no material unrecognized tax benefits or accrued interest and penalties.

12. Licensing Agreements for Medical Technology

In October 1996, the Company entered into a License Agreement with MMIT which expired August 2017, covering the further development and commercial exploitation of the Company’s medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The MMIT license provides for exclusive worldwide marketing and sales rights for this technology. The Company receives a 5% royalty on sales of these products by MMIT. Royalties from this license agreement were $453,000 and $938,000 for the three months ended September 30, 2017 and 2016, respectively.

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

Worldwide revenue for the Company’s products is categorized as follows:

	For the three months ended
	September 30,
	2017	2016
Domestic	$4,727,342	$3,886,557
International	2,553,381	2,285,068
Total	$7,280,723	$6,171,625

Substantially all of the Company’s long-lived assets are located in the United States.

14. Severance

On August 26, 2016, the Company and the Company’s former Chief Executive Officer, Michael McManus (“McManus”) entered into a retirement agreement and general release (the “Retirement Agreement”). Pursuant to the Retirement Agreement, on September 2, 2016 Mr. McManus resigned as a Director and the Chairman of the Board of Directors of the Company and retired as President and Chief Executive Officer of the Company. Pursuant to the Retirement Agreement, the Company agreed to (i) pay Mr. McManus’ salary through June 30, 2017 at the then current level; (ii) continue to pay premiums for Mr. McManus’ and his dependents’ coverage under the Company’s medical, dental, vision, hospitalization, long term care and life insurance coverage through June 30, 2017 at the then current levels upon timely election by Mr. McManus under the law informally known as COBRA; and (iii) extend the exercisability of previously granted and then currently vested options to purchase shares of Common Stock through June 30, 2017. In addition, Mr. McManus had continued use of the vehicle provided him pursuant to his prior employment agreement through December 31, 2016. In connection with this Retirement Agreement, the Company recorded a charge of $330,000 during the quarter ended September 30, 2016 to accrue for the cash portion of these benefits, which was paid during the fiscal year ended June 30, 2017. In addition, during the quarter ended June 30, 2016, the Company recorded a non-cash compensation expense of $61,000 in connection with the modification of the terms of his vested stock options, and recorded a reduction in non-cash compensation expense of $596,000 relating to the forfeiture of his unvested stock options.

15. Subsequent Events

On October 19, 2017, the Company entered into a License and Exclusive Manufacturing Agreement (the “Agreement”) with Hunan Xing Hang Rui Kang Bio-technologies Co., Ltd., a Chinese corporation (the “Licensee”) under which Misonix has licensed certain manufacturing and distribution rights to its SonaStar product line in China, Hong Kong and Macau (the “Territory”) in exchange for payments totaling at least $11,000,000.

Pursuant to the Agreement, Licensee will pay the Company: (i) initial amounts consisting of upfront fees and stocking orders totaling $5,000,000, payable in five (5) equal monthly installments of $1,000,000 each; (ii) royalty payments from the sale of SonaStar products in the Territory, including minimum royalty payments of $2,000,000 per calendar year in each of 2019, 2020, and 2021; and (iii) reimbursement of technology transfer costs in an amount up to $1,000,000. The Agreement also provides that Misonix will supply SonaStar products to Licensee at agreed prices during the transition period prior to Licensee’s commencement of manufacturing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I – Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2017, for the fiscal year ended June 30, 2017 ("2017 Form 10-K”). Item 7 of the 2017 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the three months ended September 30, 2017.

Forward Looking Statements

With the exception of historical information contained in this Form 10-Q, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that any forward looking statements will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. These factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, regulatory compliance, potential acquisitions, consumer and industry acceptance, litigation and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in our business lines, and other factors discussed in the 2017 Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements.

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

Three months ended September 30, 2017 and 2016

Our sales by category for the three months ended September 30, 2017 and 2016 are as follows:

	For the three months ended
	September 30,		Net change
	2017	2016	$	%
Total
Consumables	$5,379,589	$4,544,195	$835,394	18.4%
Equipment	1,901,134	1,627,430	273,704	16.8%
Total	$7,280,723	$6,171,625	$1,109,098	18.0%

Domestic:
Consumables	$4,134,918	$3,317,929	$816,989	24.6%
Equipment	592,424	568,628	23,796	4.2%
Total	$4,727,342	$3,886,557	$840,785	21.6%

International:
Consumables	$1,244,671	$1,226,266	$18,405	1.5%
Equipment	1,308,710	1,058,802	249,908	23.6%
Total	$2,553,381	$2,285,068	$268,313	11.7%

Net sales

Net sales increased 18.0% or $1,109,098 to $7,280,723 in the first quarter of fiscal 2018, from $6,171,625 in fiscal 2017. Consumable sales in the United States increased 24.6%, or $816,989 for the quarter, principally due to the strength in the Company’s BoneScalpel product line. International sales grew 11.7% during the first quarter, largely due to strength in the system sales of the Company’s SonaStar product line.

Gross profit

Gross profit in the first quarter of fiscal 2018 was 70.1% of sales, which increased from 69.0% in the first quarter of fiscal 2017. The increase resulted from a stronger mix of higher margin product.

Selling expenses

Selling expenses increased by $245,026, or 7.4% to $3,570,713 in the first quarter of fiscal 2018 from $3,325,687 in the prior year period. The increase is principally related to higher compensation costs resulting from the continued buildout of the Company’s direct sales force, along with higher commissions relating to the 18.0% increase in revenue.

General and administrative expenses

General and administrative expenses increased by $641,310, or 33.2% to $2,573,131 in the first quarter of fiscal 2018 from $1,931,821 in the prior year period. This increase is principally related to an increase of non-cash compensation expense for the first quarter of fiscal 2018 of $847,000. Non-cash compensation expense for the first quarter of fiscal 2018 increased by $317,000 related to restricted stock and stock option grants to the Company’s board of directors and its current CEO. In addition, during the first quarter of fiscal 2017, we recorded a reversal of non-cash compensation expense of $535,000 relating to forfeitures and modifications of stock options from our former CEO. In addition, the Company recorded a charge in the first quarter of fiscal 2017 of $330,000 to record a severance obligation related to our former CEO, with no severance charges being recorded in the first quarter of fiscal 2018. The Company recognized a decrease in professional fees of approximately $200,000 during the current quarter, offset partially by an increase in compensation expense relating to the Company’s new management team.

Research and development expenses

Research and development expenses increased by $409,190, or 83.2% to $901,274 in the first quarter of fiscal 2018 from $492,084 in the prior year period. The Company is investing in the design and development of its next generation product, which is expected to be available in fiscal 2019. Development costs are expected to be approximately $1.5 million. Through September 30, 2017, approximately $500,000 has been charged to research and development expenses related to this product.

Other income (expense)

Other income decreased by $493,565 to $448,526 in the first quarter of fiscal 2018 from $942,091 in the prior year period. The decrease is related to lower royalty income from MMIT. This royalty agreement expired in August 2017. There were no license fees recorded during the first quarter of fiscal 2018.

Income taxes

For the three months ended September 30, 2017 and 2016, the Company recorded an income tax benefit of $281,000 and $26,000, respectively. For the three months ended September 30, 2017 and 2016, the effective rate of 18.8% and 4.7%, respectively, varied from the U.S. federal statutory rate due to changes in the Company’s projected pretax book income.

Liquidity and Capital Resources

Working capital at September 30, 2017 was $16,470,197. For the three months ended September 30, 2017, cash used in operations was $1,076,569, mainly due to the Company’s net loss of $1,212,224 and an increase in inventory of $649,440, and a decrease in accounts payable and accrued expenses of $1,285,333, offset by $961,548 of non-cash depreciation expense and non-cash compensation expense, a decrease in accounts receivable of $979,878 and a decrease in prepaid expenses and other current assets of $416,438.

Cash provided by financing activities was $46,367, resulting from stock option exercises.

As of September 30, 2017, the Company had a cash balance of approximately $10.5 million and believes it has sufficient cash to finance operations for at least the next 12 months.

Relating to the internal investigation described herein, the Company has incurred approximately $2.7 million in investigative costs and is not expected to incur significant additional investigative costs to resolve this matter. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

The Company has been receiving an annual royalty from MMIT which has averaged $3.7 million per year over the last three fiscal years. This royalty ended in August 2017. Additionally, as described in Note 15 to the financial statements, in October 2017, the Company entered into a License and Exclusive Manufacturing Agreement which is expected to provide a minimum payments to the Company of $11 million through 2021.

The Company is investing in the design and development of its next generation product, which is expected to be available in fiscal 2019. Development costs are expected to be approximately $1.5 million, of which $500,000 has been incurred through September 30, 2017.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani seeks an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The lead plaintiffs, on behalf of the putative class, and the Company have reached a settlement in principle under which the Company would pay $500,000 to resolve the matter. This settlement was preliminarily approved by the district court through an order entered on September 8, 2017. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action if the settlement is not finalized. As of September 30, 2017, the Company has paid its $250,000 retention relating to this claim, and believes that its exposure will be limited to this insurance company retention.

Former Chinese Distributor - FCPA

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.7 million, of which approximately $0.2 million was charged to general and administrative expenses during the quarter ended September 30, 2017.

Former Chinese Distributor – Litigation

On April 5, 2017, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted the Company’s motion to dismiss all of the tort claims asserted against it, and also granted the individual defendants’ motion to dismiss all claims asserted against them. The only claim remaining in the case is for breach of contract against the Company. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; there has been no discovery and there is no trial date.

Stockholder Derivative Litigation

On June 6, 2017, Irving Feldbaum, an individual shareholder of Misonix, filed a lawsuit in the U.S. District Court for the Eastern District of New York. The complaint alleges claims against the Company’s board of directors, its former CEO and CFO, certain of its former directors, and the Company as a nominal defendant for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the Company incurred damages as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. The complaint also alleges that the Company’s February 4, 2016 Proxy Statement contained false and misleading statements regarding executive compensation. The complaint seeks the recovery of damages on behalf of the Company and the implementation of changes to corporate governance procedures. On June 16, 2017, Michael Rubin, another individual shareholder of Misonix, filed a case alleging similar claims in the same district court. On July 21, 2017, the district court consolidated the two actions for all purposes. The case is at its earliest stages; there has been no discovery and there is no trial date. The Company is not able either to estimate the amount of potential loss it may recognize, if any, from these claims or to identify any changes in corporate governance procedures it may undertake, if any, as a result of these claims.

 Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the Item 1A. – “Risk Factors” section of our Form 10-K for the fiscal year ended June 30, 2017. There have been no material changes from the risk factors disclosed in that Form 10-K.

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

MISONIX, INC.

Dated: November 7, 2017	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer Chief Financial Officer