Form 10-Q
period 2017-12-31
MISONIX INC
filed 2018-02-06
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of February 6, 2018 there were 9,400,666 shares of the registrant’s common stock, $0.01 par value, outstanding.

MISONIX, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2017	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,102,430	$11,557,071
Accounts receivable, less allowance for doubtful accounts of $96,868 and $96,868, respectively	4,326,379	5,133,389
Inventories, net	5,048,875	4,992,434
Prepaid expenses and other current assets	328,621	918,899
Total current assets	21,806,305	22,601,793

Property, plant and equipment, net of accumulated amortization and depreciation of $8,437,445 and $7,794,580, respectively	3,887,265	3,730,203
Patents, net of accumulated amortization of $1,057,851 and $995,568, respectively	715,032	719,136
Goodwill	1,701,094	1,701,094
Intangible and other assets	262,264	282,876
Deferred income tax	—	4,334,547
Total assets	$28,371,960	$33,369,649

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,651,078	$1,861,228
Accrued expenses and other current liabilities	1,876,047	3,346,138
Total current liabilities	3,527,125	5,207,366

Deferred lease liability	4,677	9,354
Deferred income	2,165,993	13,087
Total liabilities	5,697,795	5,229,807

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.01 par value-shares authorized 20,000,000; 9,400,666 and 9,357,166 shares issued and outstanding, respectively	94,007	93,572
Additional paid-in capital	38,502,821	36,808,810
Accumulated deficit	(15,922,663)	(8,762,540)
Total shareholders’ equity	22,674,165	28,139,842
Total liabilities and shareholders’ equity	$28,371,960	$33,369,649

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$8,323,845	$6,030,380	$15,604,568	$12,202,005
Cost of goods sold, exclusive of depreciation from consigned product	2,465,826	1,818,672	4,643,181	3,730,679
Gross profit	5,858,019	4,211,708	10,961,387	8,471,326

Operating expenses:
Selling expenses	3,919,515	3,271,134	7,490,228	6,596,821
General and administrative expenses	2,380,860	2,087,419	4,953,991	4,019,240
Research and development expenses	957,204	440,364	1,858,478	932,448
Total operating expenses	7,257,579	5,798,917	14,302,697	11,548,509
Loss from operations	(1,399,560)	(1,587,209)	(3,341,310)	(3,077,183)

Other income (expense):
Interest income	45	19	58	38
Royalty income and license fees	71,550	949,048	524,521	1,893,116
Other	(4,387)	(6,640)	(8,845)	(8,636)
Total other income	67,208	942,427	515,734	1,884,518

Loss from operations before income taxes	(1,332,352)	(644,782)	(2,825,576)	(1,192,665)

Income tax expense / (benefit)	5,524,422	(30,000)	5,243,422	(56,000)
Net loss	$(6,856,774)	$(614,782)	$(8,068,998)	$(1,136,665)

Net loss per share - Basic	$(0.76)	$(0.07)	$(0.90)	$(0.14)

Net loss per share - Diluted	$(0.76)	$(0.07)	$(0.90)	$(0.14)

Weighted average shares - Basic	8,977,984	8,374,900	8,968,195	8,092,143
Weighted average shares - Diluted	8,977,984	8,374,900	8,968,195	8,092,143

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock,
	$.01 Par Value		Additional		Total
	Number		paid-in	Accumulated	stockholders’
	of shares	Amount	capital	deficit	equity
Balance, June 30, 2017	9,357,166	$93,572	$36,808,810	$(8,762,540)	$28,139,842
Implementation of new accounting standard				908,875	908,875
Net loss				(8,068,998)	(8,068,998)
Proceeds from exercise of stock options	43,500	435	224,117		224,552
Stock-based compensation			1,469,894		1,469,894
Balance, December 31, 2017	9,400,666	$94,007	$38,502,821	$(15,922,663)	$22,674,165

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,
	2017	2016
Operating activities
Net loss	$(8,068,998)	$(1,136,665)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash items	677,292	482,042
Disposals of property, plant and equipment	128,746	—
Deferred income tax expense / (benefit)	5,243,422	(56,000)
Stock-based compensation	1,469,894	83,865
Deferred lease liability	(4,677)	46
Changes in operating assets and liabilities:
Accounts receivable	807,010	99,259
Inventories	(839,361)	(116,874)
Prepaid expenses and other assets	610,890	189,522
Deferred income	2,152,906	(23,920)
Accounts payable, accrued expenses	(1,680,241)	377,394
Net cash provided by (used in) operating activities	496,883	(101,331)

Investing activities
Acquisition of property, plant and equipment	(117,897)	(167,548)
Acquisition of patents	(58,179)	(155,175)
Net cash used in investing activities	(176,076)	(322,723)

Financing activities
Proceeds from exercise of stock options	224,552	140,847
Proceeds from the sale of common stock	—	4,000,000
Net cash provided by financing activities	224,552	4,140,847

Net increase in cash and cash equivalents	545,359	3,716,793
Cash and cash equivalents at beginning of period	11,557,071	9,049,327
Cash and cash equivalents at end of period	$12,102,430	$12,766,120

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$895	$2,053

Supplemental disclosure of non-cash information:
Transfer of inventory to property, plant and equipment	$782,920	$953,288
Adoption of new accounting standard on deferred taxes	$908,875	$—

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2017 and 2016 (unaudited)

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

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through December 31, 2017 were $2,292,579.

Major Customers and Concentration of Credit Risk

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to their sales of the Company’s ultrasonic cutting and sculpting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $524,000 and $1,885,788 for the six months ended December 31, 2017 and 2016, respectively. Accounts receivable from MMIT royalties were $925,000 at June 30, 2017. The license agreement with MMIT expired in August 2017.

At December 31, 2017 and June 30, 2017, the Company’s accounts receivable with customers outside the United States were approximately $627,000 and $860,000, respectively, none of which is over 90 days.

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

Loss Per Share

Diluted EPS for the three and six months ended December 31, 2017 and 2016 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are outstanding options to purchase 375,000 and 521,000 shares of common stock for the three months ended December 31, 2017 and 2016, respectively, and outstanding options to purchase 1,366,736 and 1,734,649 shares of common stock for the six months ended December 31, 2017 and 2016, respectively.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” intended to simplify several aspects of accounting for share-based payment transactions. The Company adopted these amendments beginning in the first quarter of fiscal 2018. The guidance requires that all excess tax benefits and tax deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense. The guidance allows for an increase in the threshold for net share settlement up to the maximum statutory rate in employees’ applicable jurisdictions without triggering liability classification. The adoption of this guidance had an immaterial impact on income taxes on the Company’s Consolidated Statement of Operations for the three and six months ended December 31, 2017. The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, which had an immaterial impact on both net cash from operating activities and net cash used in financing activities for the three and six months ended December 31, 2017. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the Company’s Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result, the Company recorded the cumulative impact of $908,875 as an increase to Deferred Income Taxes with a corresponding decrease to Accumulated Deficit.

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

At December 31, 2017 and June 30, 2017, all of our cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

3. Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2017	2017
Raw material	$2,489,274	$2,409,148
Work-in-process	1,076,545	741,994
Finished goods	2,000,748	3,267,232
	5,566,567	6,418,374
Less valuation reserve	517,692	1,425,940
	$5,048,875	$4,992,434

4. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $615,000 and $429,000 for the six months ended December 31, 2017 and 2016, respectively. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. Depreciation of generators which are consigned to customers was expensed over a 5 year period during the six months ended December 31, 2017 and was expensed over a 3 year period for the six months ended December 31, 2016, and depreciation was charged to selling expenses.

5. Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company primarily utilizes the Company’s market capitalization and a discontinued cash flow model in determining the fair value which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2017 and 2016 as of June 30 of each year. There were no triggering events identified during the quarter ended December 31, 2017.

6. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents totaled $715,032 and $719,136 at December 31, 2017 and June 30, 2017, respectively. Amortization expense for the six months ended December 31, 2017 and 2016 was $61,000 and $53,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of December 31, 2017:

2018	$60,839
2019	112,556
2020	89,127
2021	82,956
2022	54,032
Thereafter	315,522
$715,032

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2017	2017

Accrued vacation	$203,346	$715,245
Accrued bonus	250,000	343,400
Accrued commissions	610,192	751,000
Professional fees	133,487	662,537
Litigation settlement	—	500,000
Deferred income	19,236	27,901
Trade payables and other	659,786	346,055

	$1,876,047	$3,346,138

8. Stock-Based Compensation Plans

Stock Option Awards

For the six months ended December 31, 2017 and 2016, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans was $1,016,026 and $83,865 respectively, which included a charge to modify certain stock options of $81,765 and a reversal of stock compensation from prior periods due to forfeitures of unvested options of $616,239, for the six months ended December 31, 2016. As of December 31, 2017, there was approximately $5,787,705 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.0 years.

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

The weighted average fair value at date of grant for options granted during the six months ended December 31, 2017 was $5.50. There were options to purchase 305,500 and 327,500 shares granted during the six months ended December 31, 2017 and 2016, respectively. The fair value was estimated based on the weighted average assumptions of:

	For six months ended December 31,
	2017	2016
Risk-free interest rates	1.98%	1.80%
Expected option life in years	5.95	6.25
Expected stock price volatility	57.42%	54.68%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of December 31, 2017, and changes during the six months ended December 31, 2017 is presented below:

	Outstanding Shares	Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2017	1,191,236	$7.66	$2,748,956
Granted	305,500	$10.10
Exercised	(43,500)	$5.16
Forfeited	(11,500)	$7.45
Expired	(75,000)	$4.87
Outstanding as of December 31, 2017	1,366,736	$8.44	$2,090,727
Vested and exercisable at December 31, 2017	589,484	$7.08	$1,651,775

The total fair value of shares vested during the six months ended December 31, 2017 was $924,483. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2018 was 673,875 and $4.77, respectively. The number and weighted-average grant-date fair value of stock options which vested during the six months ended December 31, 2017 was 193,123 and $4.79, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million and compensation expense recorded in the six months ended December 31, 2017 related to these awards was $453,868. As of December 31, 2017, 26,800 shares from this set of awards have vested.

9. Commitments and Contingencies

Leases

The Company has entered into several non-cancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2021. The principal building lease provides for a monthly rental of approximately $26,000. The Company also leases certain office equipment and automobiles under operating leases expiring through March 2019.

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani was seeking an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The lead plaintiffs, on behalf of the putative class, and the Company reached a settlement in principle under which the Company would pay $500,000 to resolve the matter. The district court approved the settlement and dismissed the lawsuit with prejudice in an order dated December 16, 2017. The Company has paid its $250,000, representing its insurance retention. The balance was paid by the Company’s insurance carrier.

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

At this stage, the Company is unable to predict what, if any, action the DOJ or the SEC may take or what, if any, penalties or remedial measures these agencies may seek. Nor can the Company predict the impact on the Company as a result of these matters, which may include the imposition of fines, civil and criminal penalties, which are not currently estimable, as well as equitable remedies, including disgorgement of any profits earned from improper conduct and injunctive relief, limitations on the Company’s conduct, and the imposition of a compliance monitor. The DOJ and the SEC periodically have based the amount of a penalty or disgorgement in connection with an FCPA action, at least in part, on the amount of profits that a company obtained from the business in which the violations of the FCPA occurred. During its distributorship relationship with the prior Chinese distributor from 2010 through 2016, the Company generated revenues of approximately $8 million.

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.8 million, of which approximately $0.1 million and $0.3 million was charged to general and administrative expenses during the three and six months ended December 31, 2017, respectively, compared with $0.6 million and $1.4 million for the three and six months ended December 31, 2016.

Former Chinese Distributor – Litigation

On April 5, 2017, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted the Company’s motion to dismiss all of the tort claims asserted against it, and also granted the individual defendants’ motion to dismiss all claims asserted against them. The only claim remaining in the case is for breach of contract against the Company. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; discovery is just beginning and there is no trial date.

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

Set forth below is a table showing the Company’s net revenues for the six months ended December 31 and accounts receivable at December 31 for the indicated time periods below with OrthoXact:

	For the six months ended
	December 31,
	2017	2016

Sales	$436,551	$278,036
Accounts receivable	$172,292	$274,641

11. Income Taxes

For the three and six months ended December 31, 2017 and 2016, the Company recorded income tax expense (benefit), as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016

Income tax benefit	$(228,149)	$(30,000)	$(509,149)	$(56,000)
Provisional reduction of deferred tax asset relating to Tax Legislation	1,764,039	—	1,764,039	—
Valuation allowance on deferred tax asset	3,988,532	—	3,988,532	—

Net income tax expense (benefit)	$5,524,422	$(30,000)	$5,243,422	$(56,000)

For the six months ended December 31, 2017 and 2016, the effective rate of 185.6% and (4.7)%, respectively, varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the remaining deferred tax assets, permanent book tax differences relating principally to stock compensation expense and tax credits, and the impact of the Tax Cuts and Jobs Act of 2017.

Tax Cuts and Jobs Act of 2017

The Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.

The Tax Legislation reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending June 30, 2018, the Company’s statutory income tax rate will be 29.03%. For the fiscal year ending June 30, 2019, the Company’s statutory income tax rate will be 22.62%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Legislation for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Legislation is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. During the three months ended December 31, 2017, using the information available at the time, the Company recorded a provisional $1,764,039 discrete tax expense representing the expense of remeasuring its U.S. deferred tax assets at the lower 21% statutory tax rate. The Company may make additional adjustments in fiscal 2018 as further information is identified to properly record this adjustment.

Valuation Allowance on Deferred Tax Assets

Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income.

In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment are not more likely-than-not realizable. The guidance requires entities to evaluate all available positive and negative evidence, including cumulative results in recent periods, weighted based on its objectivity, in determining whether its deferred tax assets are more likely than not realizable.

The Company regularly assesses its ability to realize its deferred tax assets. While the Company had positive cumulative pretax income as of June 30, 2017, based on actual results to date and the Company’s current forecast for fiscal 2018 it expects to be in a cumulative pretax loss position as of June 30, 2018. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, its recent SonaStar technology sale to its Chinese partner and the reduction in investigative and professional fees recognized in fiscal 2017, along with available negative evidence, including the Company’s continuing investment in building its next generation Nexus platform and its continuing investment in building a direct sales force, while at the same time paying commissions to its domestic sales distributors. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. Accordingly, the Company recorded a full valuation allowance of $3,988,532 against its remaining deferred tax assets at December 31, 2017. The Company will continue to assess its ability to utilize its net operating loss carryforwards, and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of December 31, 2017 and June 30, 2017, the Company has no material unrecognized tax benefits or accrued interest and penalties.

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

Pursuant to the Agreement, Licensee is obligated to pay the Company: (i) initial amounts consisting of upfront fees and stocking orders totaling $5,000,000, payable in five (5) equal monthly installments of $1,000,000 each; (ii) royalty payments from the sale of SonaStar products in the Territory, including minimum royalty payments of $2,000,000 per calendar year in each of 2019, 2020, and 2021; and (iii) reimbursement of technology transfer costs in an amount up to $1,000,000. The Agreement also provides that Misonix will supply SonaStar products to Licensee at agreed prices during the transition period prior to Licensee’s commencement of manufacturing.

In October 1996, the Company entered into a license agreement with MMIT which expired August 2017, covering the further development and commercial exploitation of the Company’s medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The MMIT license provided for exclusive worldwide marketing and sales rights for this technology. The Company received a 5% royalty on sales of these products by MMIT. Royalties from this license agreement were $524,000 and $1,886,000 for the six months ended December 31, 2017 and 2016, respectively. This royalty agreement expired in August 2017.

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

Worldwide revenue for the Company’s products is categorized as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Domestic	$5,400,423	$4,117,238	$10,052,566	$8,003,795
International	2,923,422	1,913,142	5,552,002	4,198,210
Total	$8,323,845	$6,030,380	$15,604,568	$12,202,005

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I – Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2017, for the fiscal year ended June 30, 2017 (“2017 Form 10-K”). Item 7 of the 2017 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the three and six months ended December 31, 2017.

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

Overview

Misonix designs, manufactures, develops and markets therapeutic ultrasonic devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, orthopedic surgery, plastic surgery, and wound and burn care. In the United States, the Company sells its products through its direct sales force, in addition to a network of commissioned agents assisted by Company personnel. Outside of the United States, the Company generally sells to distributors who then resell the product to hospitals. The Company operates as one business segment.

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

All of the Company’s revenues have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products.

Three months ended December 31, 2017 and 2016

Our revenues by category for the three months ended December 31, 2017 and 2016 are as follows:

	For the three months ended
	December 31,		Net change
	2017	2016	$	%
Total
Consumables	$6,162,064	$4,908,885	$1,253,179	25.5%
Equipment	2,161,781	1,121,495	1,040,286	92.8%
Total	$8,323,845	$6,030,380	$2,293,465	38.0%

Domestic:
Consumables	$4,623,545	$3,844,609	$778,936	20.3%
Equipment	776,878	272,629	504,249	185.0%
Total	$5,400,423	$4,117,238	$1,283,185	31.2%

International:
Consumables	$1,538,519	$1,064,276	$474,243	44.6%
Equipment	1,384,903	848,866	536,037	63.1%
Total	$2,923,422	$1,913,142	$1,010,280	52.8%

Revenues

Revenues increased 38.0% or $2,293,465 to $8,323,845 in the second quarter of fiscal 2018, from $6,030,380 in fiscal 2017. Consumables revenue in the United States increased 20.3%, or $778,936 for the second quarter, principally due to the strength in the Company’s BoneScalpel product line, which grew 36% during the quarter. Domestic equipment revenues grew by 185.0% during the second quarter, resulting from strong SonaStar sales.

International revenue grew 52.8% during the second quarter, largely due to a 60% growth in SonaStar sales and a 26% growth in BoneScalpel sales.

Gross profit

Gross profit in the second quarter of fiscal 2018 was 70.4% of revenue, which increased from 69.8% in the second quarter of fiscal 2017. The increase resulted from a stronger mix of higher margin product.

Selling expenses

Selling expenses increased by $648,381, or 19.8% to $3,919,515 in the second quarter of fiscal 2018 from $3,271,134 in the prior year period. The increase is principally related to higher compensation costs resulting from the continued buildout of the Company’s direct sales force, along with higher commissions relating to the 38% increase in revenue.

General and administrative expenses

General and administrative expenses increased by $293,441, or 14.1% to $2,380,860 in the second quarter of fiscal 2018 from $2,087,419 in the prior year period. This increase is principally related to an increase of non-cash compensation expense for the second quarter of fiscal 2018 of $439,000 related to restricted stock and stock option grants to the Company’s board of directors and its current CEO, a decrease in professional fees of $266,000 and a decrease in accrued vacation costs of $118,000. During the second quarter of the prior year, the Company was incurring higher costs for its internal investigation.

Research and development expenses

Research and development expenses increased by $516,840, or 117.4% to $957,204 in the second quarter of fiscal 2018 from $440,364 in the prior year period. The Company is investing in the design and development of its next generation product, which is expected to be available in fiscal 2019. During the second quarter of fiscal 2018, approximately $600,000 was charged to research and development expenses related to this product.

Other income (expense)

Other income decreased by $875,219 to $67,208 in the second quarter of fiscal 2018 from $942,427 in the prior year period. The decrease is related to lower royalty income from MMIT. This royalty agreement expired in August 2017. There were no license fees recorded during the second quarter of fiscal 2018.

Income taxes

For the three months ended December 31, 2017 and 2016, the Company recorded an income tax expense (benefit) of $5,524,422 and ($30,000), respectively. For the three months ended December 31, 2017 and 2016, the effective rate of 414.6% and (4.7%), respectively, varied from the U.S. federal statutory rate due to changes in the Company’s projected pretax book income.

The income tax expense for the second quarter of fiscal 2018 included a one-time charge of $1,764,039 to revalue the Company’s deferred tax asset as of December 31, 2017 to give effect to the reduction in corporate tax rates to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”), enacted on December 22, 2017. Income tax expense also includes a $3,988,532 charge to record a full valuation allowance against the Company’s remaining deferred tax assets. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at December 31, 2017 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the three months ended
	December 31,
	2017	2016

Income tax benefit	$(228,149)	$(30,000)
Provisional reduction of deferred tax asset relating to Tax Legislation	1,764,039	—
Valuation allowance on deferred tax asset	3,988,532	—

Net income tax expense (benefit)	$5,524,422	$(30,000)

Six months ended December 31, 2017 and 2016

Our revenue by category for the six months ended December 31, 2017 and 2016 are as follows:

	For the six months ended
	December 31,		Net change
	2017	2016	$	%
Total
Consumables	$11,505,826	$9,453,080	$2,052,746	21.7%
Equipment	4,098,742	2,748,925	1,349,817	49.1%
Total	$15,604,568	$12,202,005	$3,402,563	27.9%

Domestic:
Consumables	$8,722,636	$7,162,538	$1,560,098	21.8%
Equipment	1,329,930	841,257	488,673	58.1%
Total	$10,052,566	$8,003,795	$2,048,771	25.6%

International:
Consumables	$2,783,190	$2,290,542	$492,648	21.5%
Equipment	2,768,812	1,907,668	861,144	45.1%
Total	$5,552,002	$4,198,210	$1,353,792	32.2%

Revenue

Revenue increased 27.9% or $3,402,563 to $15,604,568 in the first half of fiscal 2018, from $12,202,005 in fiscal 2017. Consumables revenue in the United States increased 21.8%, or $1,560,098 for the period, principally due to the strength in the Company’s BoneScalpel product line, which grew 36% during the first half of fiscal 2018. Domestic equipment revenue grew by 58.1% during the first half of fiscal 2018, resulting from strong SonaStar sales.

International revenue grew 32.2% during the first half of fiscal 2018, largely due to a 43% growth in SonaStar sales and a 18% growth in BoneScalpel sales.

Gross profit

Gross profit in the first half of fiscal 2018 was 70.2% of revenue, which increased from 69.4% in the first half of fiscal 2017. The increase resulted from a stronger mix of higher margin product.

Selling expenses

Selling expenses increased by $893,407, or 13.5% to $7,490,228 in the first half of fiscal 2018 from $6,596,821 in the prior year period. The increase is principally related to higher compensation costs resulting from the continued buildout of the Company’s direct sales force, along with higher commissions relating to the 27.9% increase in revenue.

General and administrative expenses

General and administrative expenses increased by $934,751, or 23.3% to $4,953,991 in the first half of fiscal 2018 from $4,019,240 in the prior year period. This increase is principally related to an increase of non-cash compensation expense for the first half of fiscal 2018 of $743,000 related to restricted stock and stock option grants to the Company’s board of directors and its current CEO. In addition, during the first half of fiscal 2017, the Company recorded a reduction in non-cash stock compensation expense of $805,000, which includes a reversal of stock compensation previously recognized on the Company’s prior CEO. Expense reductions for the first half of fiscal 2018 also included a reduction in professional fees of $460,000 and a reduction in accrued vacation of $153,000. The Company also incurred a charge of $330,000 in the first half of the prior year relating to severance for it former chief executive officer.

Research and development expenses

Research and development expenses increased by $926,030, or 99.3% to $1,858,478 in the first half of fiscal 2018 from $932,448 in the prior year period. The Company is investing in the design and development of its next generation product, which is expected to be available in fiscal 2019. For the first half of fiscal 2018, approximately $1.1 million has been charged to research and development expenses related to this product.

Other income (expense)

Other income decreased by $1,368,784 to $515,734 in the first half of fiscal 2018 from $1,884,518 in the prior year period. The decrease is related to lower royalty income from MMIT. This royalty agreement expired in August 2017.

Income taxes

For the six months ended December 31, 2017 and 2016, the Company recorded an income tax expense (benefit) of $5,243,422 and ($56,000), respectively. For the six months ended December 31, 2017 and 2016, the effective rate of 185.6% and (4.7%), respectively, varied from the U.S. federal statutory rate due to changes in the Company’s projected pretax book income.

The income tax expense for the first half of fiscal 2018 included a one-time charge of $1,764,039 to revalue the Company’s deferred tax asset as of December 31, 2017 to give effect to the reduction in corporate tax rates to 21% effective January 1, 2018, as a result of the Tax Legislation, enacted on December 22, 2017. Income tax expense also includes a $3,988,532 charge to record a full valuation allowance against the Company’s remaining deferred tax assets. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at December 31, 2017 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the six months ended
	December 31,
	2017	2016

Income tax benefit	$(509,149)	$(56,000)
Provisional reduction of deferred tax asset relating to Tax Legislation	1,764,039	—
Valuation allowance on deferred tax asset	3,988,532	—

Net income tax expense (benefit)	$5,243,422	$(56,000)

Liquidity and Capital Resources

Working capital at December 31, 2017 was $18,279,180. For the six months ended December 31, 2017, cash provided from operations was $496,883, mainly due to $2,152,906 of cash received from the Company’s SonaStar technology agreement in China which was treated as deferred income, a reduction in accounts receivable of $807,010, and a reduction of prepaid expenses and other assets of $610,890, offset by a reduction in accounts payable and accrued expenses of $1,680,241 and the Company’s net loss.

Cash used in investing activities was $176,076, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents.

Cash provided by financing activities was $224,552, resulting from stock option exercises.

As of December 31, 2017, the Company had cash and cash equivalents of approximately $12.1 million and believes it has sufficient cash to finance operations for at least the next 12 months.

Relating to the internal investigation described herein, the Company has incurred approximately $2.8 million in investigative costs through December 31, 2017 and is not expected to incur significant additional investigative costs to resolve this matter. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

The Company has been receiving an annual royalty from MMIT which has averaged $3.7 million per year over the last three fiscal years. This royalty ended in August 2017. Additionally, as described in Note 12 to the financial statements, in October 2017, the Company entered into a License and Exclusive Manufacturing Agreement which is providing minimum payments to the Company of $11 million through 2021, of which $3 million has been received as of December 31, 2017.

The Company is investing in the design and development of its next generation product, which is expected to be available in fiscal 2019 of which $1.1 million in development costs have been incurred for the six months ended December 31, 2017.

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

Interest Rate Risk:

The Company earns interest on cash balances and pays interest on any debt incurred. In light of the Company’s existing cash, results of operations and projected borrowing requirements, the Company does not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former CEO and CFO in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani was seeking an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The lead plaintiffs, on behalf of the putative class, and the Company reached a settlement in principle under which the Company would pay $500,000 to resolve the matter. The district court approved the settlement and dismissed the lawsuit with prejudice in an order dated December 16, 2017. The Company has paid its $250,000, representing its insurance retention. The balance was paid by the Company’s insurance carrier.

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

At this stage, the Company is unable to predict what, if any, action the DOJ or the SEC may take or what, if any, penalties or remedial measures these agencies may seek. Nor can the Company predict the impact on the Company as a result of these matters, which may include the imposition of fines, civil and criminal penalties, which are not currently estimable, as well as equitable remedies, including disgorgement of any profits earned from improper conduct and injunctive relief, limitations on the Company’s conduct, and the imposition of a compliance monitor. The DOJ and the SEC periodically have based the amount of a penalty or disgorgement in connection with an FCPA action, at least in part, on the amount of profits that a company obtained from the business in which the violations of the FCPA occurred. During its distributorship relationship with the prior Chinese distributor from 2010 through 2016, the Company generated revenue of approximately $8 million.

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.8 million, of which approximately $0.1 million and $0.3 million was charged to general and administrative expenses during the three and six months ended December 31, 2017, respectively, compared with $0.6 million and $1.4 million for the three and six months ended December 31, 2016.

Former Chinese Distributor – Litigation

On April 5, 2017, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted the Company’s motion to dismiss all of the tort claims asserted against it, and also granted the individual defendants’ motion to dismiss all claims asserted against them. The only claim remaining in the case is for breach of contract against the Company. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. The case is at its earliest stages; discovery is just beginning and there is no trial date.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	License and Exclusive Manufacturing Agreement between Misonix, Inc. and Hunan Xing Hang Rui Kang Bio-technologies Co., Ltd. (confidential treatment requested for portions of this exhibit).

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISONIX, INC.

Dated: February 6, 2018	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Chief Financial Officer