Form 10-Q
period 2018-03-31
MISONIX INC
filed 2018-05-07
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of May 7, 2018 there were 9,404,841 shares of the registrant’s common stock, $0.01 par value, outstanding.

MISONIX, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2018	June 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,309,631	$11,557,071
Accounts receivable, less allowance for doubtful accounts of $96,868 and $96,868, respectively	4,478,779	5,133,389
Inventories, net	5,164,501	4,992,434
Prepaid expenses and other current assets	861,369	918,899
Total current assets	22,814,280	22,601,793

Property, plant and equipment, net of accumulated amortization and depreciation of $8,686,372 and $7,794,580, respectively	4,019,410	3,730,203
Patents, net of accumulated amortization of $1,030,313 and $995,568, respectively	745,777	719,136
Goodwill	1,701,094	1,701,094
Intangible and other assets	433,393	282,876
Deferred income tax	—	4,334,547
Total assets	$29,713,954	$33,369,649

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,421,719	$1,861,228
Accrued expenses and other current liabilities	2,744,134	3,346,138
Total current liabilities	4,165,853	5,207,366

Deferred lease liability	2,339	9,354
Deferred income	18,601	13,087
Total liabilities	4,186,793	5,229,807

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value-shares authorized 20,000,000; 9,402,466 and 9,357,166 shares issued and outstanding, respectively	94,025	93,572
Additional paid-in capital	39,117,601	36,808,810
Accumulated deficit	(13,684,465)	(8,762,540)
Total shareholders’ equity	25,527,161	28,139,842
Total liabilities and shareholders’ equity	$29,713,954	$33,369,649

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017

Revenues
Product	$8,429,132	$7,177,763	$24,033,700	$19,379,768
License	4,010,000	—	4,010,000	—
Total revenue	12,439,132	7,177,763	28,043,700	19,379,768
Cost of goods sold, exclusive of depreciation from consigned product	2,631,893	2,112,099	7,275,073	5,842,778
Gross profit	9,807,239	5,065,664	20,768,627	13,536,990
Operating expenses:
Selling expenses	4,447,421	3,587,859	11,937,649	10,184,680
General and administrative expenses	1,925,086	2,484,962	6,879,077	6,504,202
Research and development expenses	1,199,895	465,863	3,058,374	1,398,311
Total operating expenses	7,572,402	6,538,684	21,875,100	18,087,193
Income (loss) from operations	2,234,837	(1,473,020)	(1,106,473)	(4,550,203)
Other income (expense):
Interest income	9,074	18	9,131	56
Royalty income	916	953,235	525,438	2,846,351
Other	(5,712)	(6,940)	(15,474)	(15,576)
Total other income	4,278	946,313	519,095	2,830,831
Income (loss) from operations before income taxes	2,239,115	(526,707)	(587,378)	(1,719,372)
Income tax expense (benefit)	—	(219,000)	5,243,422	(275,000)
Net income (loss) from continuing operations	2,239,115	(307,707)	(5,830,800)	(1,444,372)
Discontinued operations:
Income from discontinued operations net of tax expense of $0 and $88,139	—	161,861	—	161,861
Net income from discontinued operations	—	161,861	—	161,861

Net income (loss)	$2,239,115	$(145,846)	$(5,830,800)	$(1,282,511)

Net income (loss) per share:
Continuing operations:
Basic	$0.24	$(0.04)	$(0.65)	$(0.18)
Diluted	$0.23	$(0.04)	$(0.65)	$(0.18)
Discontinued operations:
Basic	$—	$0.02	$—	$0.02
Diluted	$—	$0.02	$—	$0.02
Combined
Basic	$0.24	$(0.02)	$(0.65)	$(0.16)
Diluted	$0.23	$(0.02)	$(0.65)	$(0.16)

Weighted average shares - Basic	9,028,506	8,613,354	8,999,938	8,263,343
Weighted average shares - Diluted	9,549,144	8,613,354	8,999,938	8,263,343

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock, $.01 Par Value		Additional		Total
	Number of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ equity
Balance, June 30, 2017	9,357,166	$93,572	$36,808,810	$(8,762,540)	$28,139,842
Implementation of new accounting standard				908,875	908,875
Net loss				(5,830,800)	(5,830,800)
Proceeds from exercise of stock options	45,300	453	227,770		228,223
Stock-based compensation			2,081,021		2,081,021
Balance, March 31, 2018	9,402,466	$94,025	$39,117,601	$(13,684,465)	$25,527,161

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended March 31,
	2018	2017
Operating activities
Net loss	$(5,830,800)	$(1,282,511)
Net (income) from discontinued operations	—	(161,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash items	1,046,511	763,434
Disposals of property, plant and equipment	138,972	—
Deferred income tax expense / (benefit)	5,243,422	(186,861)
Stock-based compensation	2,081,021	616,206
Deferred lease liability	(7,015)	69
Changes in operating assets and liabilities:
Accounts receivable	654,610	(487,729)
Inventories	(1,194,747)	(449,986)
Prepaid expenses and other assets	(92,987)	(167,423)
Deferred income	5,514	(13,948)
Accounts payable, accrued expenses	(1,041,513)	137,861
Net cash provided by (used in) continuing operating activities	1,002,988	(1,232,749)

Investing activities
Acquisition of property, plant and equipment	(358,013)	(239,627)
Acquisition of patents	(120,638)	(185,756)
Net cash used in investing continuing activities	(478,651)	(425,383)
Net cash provided by investing activities - discontinued operations		161,861
Net cash used in investing activities	(478,651)	(263,522)

Financing activities
Proceeds from exercise of stock options	228,223	303,447
Proceeds from the sale of common stock	—	4,000,000
Net cash provided by continuing financing activities	228,223	4,303,447

Net increase in cash and cash equivalents	752,560	2,807,176
Cash and cash equivalents at beginning of period	11,557,071	9,049,327
Cash and cash equivalents at end of period	$12,309,631	$11,856,503

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$895	$9,866

Supplemental disclosure of non-cash information:
Transfer of inventory to property, plant and equipment	$1,022,680	$1,363,506
Adoption of new accounting standard on deferred taxes	$908,875	$—

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended March 31, 2018 and 2017 (unaudited)

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

Organization and Business

Misonix designs, manufactures, develops and markets therapeutic ultrasonic devices. These products are used for precise bone sculpting, removal of soft tumors, and tissue debridement in the fields of orthopedic surgery, plastic surgery, neurosurgery, podiatry and vascular surgery. In the United States, the Company sells its products through a network of commissioned agents assisted by Company personnel. Outside of the United States, the Company sells to distributors who then resell the products to hospitals. The Company operates as one business segment.

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Payments received for the three and nine months ended March 31, 2018 and 2017 were $0 and $250,000, respectively. Cumulative royalties through March 31, 2018 were $2,292,579.

Major Customers and Concentration of Credit Risk

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to their sales of the Company’s ultrasonic cutting and sculpting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $524,000 and $1,885,788 for the nine months ended March 31, 2018 and 2017, respectively. Accounts receivable from MMIT royalties were $0 at March 31, 2018 and $925,000 at June 30, 2017. The license agreement with MMIT expired in August 2017.

At March 31, 2018 and June 30, 2017, the Company’s accounts receivable with customers outside the United States were approximately $522,000 and $860,000, respectively, none of which is over 90 days.

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

Earnings Per Share

Earnings per share (“EPS”) is calculated using the two class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, unvested restricted stock of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock based compensation plans), is computed using the “treasury” method.

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

Basic weighted average shares outstanding	9,028,506	8,613,354	8,999,938	8,263,343
Dilutive effect of restricted stock awards (participating securities)	373,200	—	—	—

Denominator for basic earnings per share	9,374,906	8,613,354	8,999,938	8,263,343

Dilutive effect of stock options	174,238	—	—	—

Diluted weighted average shares outstanding	9,549,144	8,613,354	8,999,938	8,263,343

Diluted EPS for the nine months ended March 31, 2018 and for the three and nine months ended March 31, 2017 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are the dilutive effect of 586,824 stock options for the three months ended March 31, 2017 and the dilutive effect of 194,925 and 482,093 stock options for the nine months ended March 31, 2018 and 2017, respectively. Also excluded from the calculation of earnings per share for the nine months ended March 31, 2018 and for the three and nine months ended March 31, 2017 are the 400,000 restricted stock awards which were issued in December 2016.

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

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2020. The Company is currently in the early stages of evaluating this guidance to determine the impact it will have on its consolidated financial statements.

In August 2016, the FASB issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company beginning in fiscal 2019. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” intended to simplify several aspects of accounting for share-based payment transactions. The Company adopted these amendments beginning in the first quarter of fiscal 2018. The guidance requires that all excess tax benefits and tax deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense. The guidance allows for an increase in the threshold for net share settlement up to the maximum statutory rate in employees’ applicable jurisdictions without triggering liability classification. The adoption of this guidance had an immaterial impact on income taxes on the Company’s Consolidated Statement of Operations for the three and nine months ended March 31, 2018. The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, which had an immaterial impact on both net cash from operating activities and net cash used in financing activities for the three and nine months ended March 31, 2018. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the Company’s Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result, the Company recorded the cumulative impact of $908,875 as an increase to Deferred Income Taxes with a corresponding decrease to Accumulated Deficit.

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

At March 31, 2018 and June 30, 2017, all of our cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

3. Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2018	2017
Raw material	$2,581,360	$2,409,148
Work-in-process	932,563	741,994
Finished goods	2,136,968	3,267,232
	5,650,891	6,418,374
Less valuation reserve	486,390	1,425,940
	$5,164,501	$4,992,434

4. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $952,514 and $682,832 for the nine months ended March 31, 2018 and 2017, respectively. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. Depreciation of generators which are consigned to customers is expensed over a 5 year period, and depreciation is charged to selling expenses.

5. Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company primarily utilizes the Company’s market capitalization and a discounted cash flow model in determining the fair value which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2017 and 2016 as of June 30 of each year. There were no triggering events identified during the quarter ended March 31, 2018.

6. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents totaled $745,777 and $719,136 at March 31, 2018 and June 30, 2017, respectively. Amortization expense for the nine months ended March 31, 2018 and 2017 was $93,997 and $81,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of March 31, 2018:

2018	$32,202
2019	119,318
2020	94,839
2021	88,668
2022	58,368
Thereafter	352,382
$745,777

7. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2018	2017

Accrued vacation	$273,285	$715,245
Accrued bonus	435,678	343,400
Accrued commissions	702,913	751,000
Professional fees	101,051	662,537
Litigation settlement	—	500,000
Deferred income	18,601	27,901
Customer prepayments	456,591	201,218
Other accrued expenses	756,015	144,837

	$2,744,134	$3,346,138

8. Stock-Based Compensation Plans

Stock Option Awards

For the nine months ended March 31, 2018 and 2017, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans was $1,405,152 and $532,341 respectively, which included a charge to modify certain stock options of $81,765 and a reversal of stock compensation from prior periods due to forfeitures of unvested options of $616,239, for the nine months ended March 31, 2017. As of March 31, 2018, there was approximately $2,703,462 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.6 years.

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

The weighted average fair value at date of grant for options granted during the nine months ended March 31, 2018 was $5.50. There were options to purchase 305,500 and 327,500 shares granted during the nine months ended March 31, 2018 and 2017, respectively. The fair value was estimated based on the weighted average assumptions of:

	For nine months ended March 31,
	2018	2017
Risk-free interest rates	1.98%	1.80%
Expected option life in years	5.95	6.25
Expected stock price volatility	57.42%	54.68%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of March 31, 2018, and changes during the nine months ended March 31, 2018 is presented below:

	Outstanding Shares	Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2017	1,191,236	$7.66	$2,748,956
Granted	305,500	$10.10
Exercised	(45,300)	$5.04
Forfeited	(13,000)	$7.67
Expired	(75,000)	$4.87
Outstanding as of March 31, 2018	1,363,436	$8.45	$2,738,327
Vested and exercisable at March 31, 2018	692,434	$7.50	$2,083,907

The total fair value of stock options vested during the nine months ended March 31, 2018 was $1,418,743. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2018 was 673,875 and $4.77, respectively. The number and weighted-average grant-date fair value of stock options which vested during the nine months ended March 31, 2018 was 299,373 and $4.74, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million and compensation expense recorded in the nine months ended March 31, 2018 related to these awards was $675,869. As of March 31, 2018, there was approximately $2,473,117 of total unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 3.1 years. As of March 31, 2018, 26,800 shares from this set of awards have vested.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.8 million, of which approximately $0.1 million and $0.3 million was charged to general and administrative expenses during the three and nine months ended March 31, 2018, respectively, compared with $0.6 million and $2.1 million for the three and nine months ended March 31, 2017.

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

Set forth below is a table showing the Company’s net revenues for the nine months ended March 31 and accounts receivable at March 31 for the indicated time periods below with OrthoXact:

	For the nine months ended
	March 31,
	2018	2017

Sales	$675,943	$367,592
Accounts receivable	$120,376	$104,678

11. Income Taxes

For the three and nine months ended March 31, 2018 and 2017, the Company recorded income tax expense (benefit), as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

Income tax expense (benefit)	$411,405	$(219,000)	$(97,744)	$(275,000)
Provisional reduction of deferred tax
asset relating to Tax Legislation	—	—	1,764,039	—
Valuation allowance on deferred tax asset	(411,405)	—	3,577,127	—

Net income tax expense (benefit)	$—	$(219,000)	$5,243,422	$(275,000)

For the nine months ended March 31, 2018 and 2017, the effective rate of (892.7%) and 16.0%, respectively, varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the remaining deferred tax assets, permanent book tax differences relating principally to stock compensation expense and tax credits, and the impact of the Tax Cuts and Jobs Act of 2017.

Tax Cuts and Jobs Act of 2017

The Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.

The Tax Legislation reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending June 30, 2018, the Company’s U.S. statutory income tax rate will be 27.55%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Legislation for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Legislation is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. During the three months ended December 31, 2017, using the information available at the time, the Company recorded a provisional $1,764,039 discrete tax expense representing the expense of remeasuring its U.S. deferred tax assets at the lower 21% U.S. statutory tax rate. The Company may make additional adjustments in fiscal 2018 as further information is identified to properly record this adjustment.

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

The Company regularly assesses its ability to realize its deferred tax assets. While the Company had positive cumulative pretax income as of June 30, 2017, based on actual results to date and the Company’s current forecast for fiscal 2018 it expects to be in a cumulative pretax loss position as of June 30, 2018. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, its recent SonaStar technology license to its Chinese partner and the reduction in investigative and professional fees recognized in fiscal 2017, along with available negative evidence, including the Company’s continuing investment in building its next generation Nexus platform and its continuing investment in building a direct sales force, while at the same time paying commissions to its domestic sales distributors. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. Accordingly, the Company recorded a full valuation allowance of $3,577,127 against its remaining deferred tax assets at March 31, 2018. The Company will continue to assess its ability to utilize its net operating loss carryforwards, and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of March 31, 2018 and June 30, 2017, the Company has no material unrecognized tax benefits or accrued interest and penalties.

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

During the three months ended March 31, 2018, the Company delivered the licensed SonaStar technology to the Licensee, and recorded license revenue of $4,010,000. In addition, during the nine months ended March 31, 2018, the Company had delivered the contractually agreed number of SonaStar units to the Licensee and had recorded product revenue of $990,000. All of the $5 million of initial payments were collected as of March 31, 2018.

In October 1996, the Company entered into a license agreement with MMIT which expired August 2017, covering the further development and commercial exploitation of the Company’s medical technology relating to laparoscopic products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. The MMIT license provided for exclusive worldwide marketing and sales rights for this technology. The Company received a 5% royalty on sales of these products by MMIT. Royalties from this license agreement were $524,000 and $2,838,000 for the nine months ended March 31, 2018 and 2017, respectively. This royalty agreement expired in August 2017.

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

Worldwide revenue for the Company’s products and license revenue is categorized as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
Product revenue:	2018	2017	2018	2017
Domestic	$4,931,028	$4,015,308	$14,983,595	$12,019,103
International	3,498,104	3,162,455	9,050,105	7,360,665
Total	8,429,132	7,177,763	24,033,700	19,379,768

License revenue	4,010,000	—	4,010,000	—
Total revenue	$12,439,132	$7,177,763	$28,043,700	$19,379,768

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I – Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2017, for the fiscal year ended June 30, 2017 (“2017 Form 10-K”). Item 7 of the 2017 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the three and nine months ended March 31, 2018.

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

Overview

Misonix designs, manufactures, develops and markets therapeutic ultrasonic devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, orthopedic surgery, plastic surgery, and wound and burn care. In the United States, the Company sells its products through its direct sales force, in addition to a network of commissioned agents assisted by Company personnel. Outside of the United States, the Company generally sells to distributors who then resell the products to hospitals. The Company operates as one business segment.

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

Three months ended March 31, 2018 and 2017

Our revenues by category for the three months ended March 31, 2018 and 2017 are as follows:

	For the three months ended
	March 31,		Net change
	2018	2017	$	%
Total
Consumables	$5,898,937	$5,281,454	$617,483	11.7%
Equipment	2,530,195	1,896,309	633,886	33.4%
License	4,010,000	—	4,010,000	100.0%
Total	$12,439,132	$7,177,763	$5,261,369	73.3%

Domestic product:
Consumables	$4,340,759	$3,736,960	$603,799	16.2%
Equipment	590,269	278,348	311,921	112.1%
Total	$4,931,028	$4,015,308	$915,720	22.8%

International product:
Consumables	$1,558,178	$1,544,494	$13,684	0.9%
Equipment	1,939,926	1,617,961	321,965	19.9%
Total	$3,498,104	$3,162,455	$335,649	10.6%

License	$4,010,000	$—	$4,010,000	100.0%

Revenues

Total revenue increased 73.3% or $5.3 million to $12.4 million in the third quarter of fiscal 2018, from $7.2 million in fiscal 2017.

Product revenue increased 17.4% or $1.3 million to $8.4 million in the third quarter of fiscal 2018, from $7.2 million in fiscal 2017. The revenue increase is principally attributable to US product revenue which grew 22.8%, in addition to international product revenue which grew 10.6% for the third quarter of fiscal 2018.

License revenue was $4.0 million in the third quarter of fiscal 2018, resulting from the Company’s license of SonaStar technology to one of its Chinese distributors. There was no license revenue in fiscal 2017. See Note 12 to the consolidated financial statements.

Gross profit

Gross profit from product revenue in the third quarter of fiscal 2018 was 68.8% of revenue, slightly lower from 70.6% in the third quarter of fiscal 2017, resulting from product mix.

Selling expenses

Selling expenses increased by $0.8 million, or 24% to $4.4 million in the third quarter of fiscal 2018 from $3.6 million in the prior year period. The increase is principally related to higher compensation costs resulting from the continued buildout of the Company’s direct sales force, along with higher commissions relating to the 17.4% increase in product revenue.

General and administrative expenses

General and administrative expenses decreased by $0.6 million, or 22.5% to $1.9 million in the third quarter of fiscal 2018 from $2.5 million in the prior year period. This decrease is principally related to a decrease of $0.8 million in professional fees, offset by an increase of non-cash compensation expense for stock option grants to the Company’s board of directors, and an increase in compensation expense. During the third quarter of the prior year, the Company was incurring higher costs for its internal investigation.

Research and development expenses

Research and development expenses increased by $0.7 million or 157.6% to $1.2 million in the third quarter of fiscal 2018 from $0.5 million in the prior year period. The Company is investing in the design and development of its next generation product, which is expected to be available in fiscal 2019. During the third quarter of fiscal 2018, approximately $0.8 million was charged to research and development expenses related to this product.

Other income (expense)

Other income was $4,278 in the third quarter of fiscal 2018 compared with $0.9 million in the prior year period. This decrease related to the royalty income from MMIT in the prior year. This royalty agreement expired in August 2017.

Income taxes

For the three months ended March 31, 2018 and 2017, the Company recorded an income tax expense (benefit) of $0 and ($219,000), respectively. For the three months ended March 31, 2018 and 2017, the effective rate of 0% and 41.6%, respectively, varied from the U.S. federal statutory rate due to changes in the Company’s projected pretax book income.

Income tax expense includes a $411,405 reduction in the valuation allowance against the Company’s remaining deferred tax assets. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at March 31, 2018 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the three months ended
	March 31,
	2018	2017

Income tax expense (benefit)	$411,405	$(219,000)
Provisional reduction of deferred tax asset relating to Tax Legislation	—	—
Valuation allowance on deferred tax asset	(411,405)	—

Net income tax expense (benefit)	$—	$(219,000)

Nine months ended March 31, 2018 and 2017

Our revenue by category for the nine months ended March 31, 2018 and 2017 are as follows:

	For the nine months ended
	March 31,		Net change
	2018	2017	$	%
Total
Consumables	$17,404,539	$14,734,534	$2,670,005	18.1%
Equipment	6,629,161	4,645,234	1,983,927	42.7%
License	4,010,000	—	4,010,000	100.0%
Total	$28,043,700	$19,379,768	$8,663,932	44.7%

Domestic:
Consumables	$13,063,171	$10,899,498	$2,163,673	19.9%
Equipment	1,920,424	1,119,605	800,819	71.5%
Total	$14,983,595	$12,019,103	$2,964,492	24.7%

International:
Consumables	$4,341,368	$3,835,036	$506,332	13.2%
Equipment	4,708,737	3,525,629	1,183,108	33.6%
Total	$9,050,105	$7,360,665	$1,689,440	23.0%

License	$4,010,000	$—	$4,010,000	100.0%

Revenue

Total revenue increased 44.7% or $8.7 million to $28.0 million in the first three quarters of fiscal 2018, from $19.4 million in fiscal 2017.

Product revenue increased 24.0% or $4.7 million to $24.0 million in the nine months ended March 31, 2018, from $19.4 million in fiscal 2017. US product revenue grew 24.7% and international product revenue grew 23.0% for the first three quarters of fiscal 2018. Consumables revenue in the United States increased 19.9%, or $2.2 million for the current year, principally due to the strength in the Company’s BoneScalpel product line. International consumables revenue grew 13.2% for the current year.

License revenue was $4.0 million for the nine months ended March 31, 2018, resulting from the Company’s license of SonaStar technology to one of its Chinese distributors. There was no license revenue in fiscal 2017. See Note 12 to the consolidated financial statements.

Gross profit

Gross profit from product revenue in the first three quarters of fiscal 2018 was 69.7% of revenue, which decreased slightly from 69.9% in the first three quarters of fiscal 2017 as a result of product mix.

Selling expenses

Selling expenses increased by $1.8 million, or 17.2% to $11.9 million in the first three quarters of fiscal 2018 from $10.2 million in the prior year period. The increase is principally related to higher compensation costs resulting from the continued buildout of the Company’s direct sales force, along with higher commissions relating to the 24.0% increase in product revenue.

General and administrative expenses

General and administrative expenses increased by $0.4 million, or 5.8% to $6.9 million in the first three quarters of fiscal 2018 from $6.5 million in the prior year period. This increase is principally related to an increase of non-cash compensation expense for the first three quarters of fiscal 2018 of $2.1 million related to restricted stock and stock option grants to the Company’s board of directors and its current CEO, and an increase in compensation expense of $0.3 million. This increase was offset by a decrease of $1.3 million in professional fees. During the prior year, the Company was incurring higher costs for its internal investigation. In addition, during the first three quarters of fiscal 2017, the Company recorded a reduction in non-cash stock compensation expense of $0.8 million, which includes a reversal of stock compensation previously recognized on the Company’s prior CEO, along with a related $0.3 million severance charge for Company’s prior CEO.

Research and development expenses

Research and development expenses increased by $1.7 million, or 118.7% to $3.1 million in the first three quarters of fiscal 2018 from $1.4 million in the prior year period. The Company is investing in the design and development of its next generation product, which is expected to be available in fiscal 2019. For the first three quarters of fiscal 2018, approximately $1.9 million has been charged to research and development expenses related to this product.

Other income (expense)

Other income was $0.5 million for the first three quarters of fiscal 2018 compared with $2.8 million in the prior year period. This decrease related to the royalty income from MMIT in the prior year. This royalty agreement expired in August 2017.

Income taxes

For the nine months ended March 31, 2018 and 2017, the Company recorded an income tax expense (benefit) of $5,243,422 and ($275,000), respectively. For the nine months ended March 31, 2018 and 2017, the effective rate of (892.7%) and 16.0%, respectively, varied from the U.S. federal statutory rate due to changes in the Company’s projected pretax book income.

The income tax expense for the first three quarters of fiscal 2018 included a one-time charge of $1.8 million to revalue the Company’s deferred tax asset as of December 31, 2017 to give effect to the reduction in corporate tax rates to 21% effective January 1, 2018, as a result of the Tax Legislation, enacted on December 22, 2017. Income tax expense also includes a $3.6 million charge to record a full valuation allowance against the Company’s remaining deferred tax assets. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at March 31, 2018 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the nine months ended
	March 31,
	2018	2017

Income tax expense (benefit)	$(97,744)	$(275,000)
Provisional reduction of deferred tax asset relating to Tax Legislation	1,764,039	—
Valuation allowance on deferred tax asset	3,577,127	—

Net income tax expense (benefit)	$5,243,422	$(275,000)

Liquidity and Capital Resources

Working capital at March 31, 2018 was $18.6 million. For the nine months ended March 31, 2018, cash provided from operations was $1.0 million, mainly due the 24% increase in product revenue, the $4.0 million of license revenue from the Company’s SonaStar technology agreement in China, and a reduction in accounts receivable of $0.7 million, offset by a $1.2 million increase in inventory and a $1.0 million reduction in accounts payable and accrued expenses.

Cash used in investing activities was $0.5 million, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents.

Cash provided by financing activities was $0.2 million, resulting from stock option exercises.

As of March 31, 2018, the Company had cash and cash equivalents of approximately $12.3 million and believes it has sufficient cash to finance operations for at least the next 12 months.

Relating to the internal investigation described herein, the Company has incurred approximately $2.8 million in investigative costs through March 31, 2018 and is not expected to incur significant additional investigative costs to resolve this matter. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

The Company has been receiving an annual royalty from MMIT which has averaged $3.7 million per year over the last three fiscal years. This royalty ended in August 2017. Additionally, as described in Note 12 to the financial statements, in October 2017, the Company entered into a License and Exclusive Manufacturing Agreement which is providing minimum payments to the Company of $11 million through 2021, of which $5 million has been received as of March 31, 2018.

The Company is investing in the design and development of its next generation product, which is expected to be available in fiscal 2019 of which $1.9 million in development costs have been incurred for the nine months ended March 31, 2018.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $2.8 million, of which approximately $0.1 million and $0.3 million was charged to general and administrative expenses during the three and nine months ended March 31, 2018, respectively, compared with $0.6 million and $2.1 million for the three and nine months ended March 31, 2018.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 1 to License and Exclusive Manufacturing Agreement dated February 26, 2018 between the Company and Hunan Xing Hang Rui Kang Bio-technologies Co., Ltd.

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISONIX, INC.

Dated: May 7, 2018	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Chief Financial Officer