Form 10-K
period 2018-06-30
MISONIX INC
filed 2018-09-13
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer	☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2017 (computed by reference to the closing price of such stock on such date) was approximately $71,441,583.

There were 9,442,095 shares of Common Stock outstanding at August 29, 2018.

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

PART I

Item 1. Business

Overview

Misonix, Inc. is a New York corporation based in Farmingdale, New York. We design, manufacture and market minimally invasive therapeutic ultrasonic medical devices. Our products enhance clinical outcomes and provide value to customers and patients. We believe that our current focus products have the ability to become standard of care and provide the Company with a growing revenue stream.

●	BoneScalpel® Surgical System (“BoneScalpel”), which is used for surgical procedures involving the precise cutting and sculpting of bone while sparing soft tissue. BoneScapel is now recognized by many surgeons globally as a critical surgical tool enabling improved patient outcomes in the spinal arena.

●	SonaStar® Surgical Aspirator (“SonaStar”), which is used to emulsify and remove soft and hard tumors, primarily in the neuro and general surgery field.

●	SonicOne® Wound Cleansing and Debridement System (“SonicOne”), which offers tissue specific debridement and cleansing of wounds and burns for effective removal of devitalized tissue and fibrin deposits while sparing viable cells.

These devices primarily serve the following clinical specialties: neurosurgery, orthopedic surgery, plastic surgery, wound care and maxillo-facial surgery.

In the United States, our products are marketed primarily through a hybrid sales approach. This includes direct sales representatives, managed by regional sales managers, along with independent distributors.

Outside the United States, we sell our products to specialty distributors who purchase products from us to resell to their clinical customer bases. We sell to all major markets in the Americas, Europe, Middle East, Asia Pacific and Africa.

Products

All Misonix disposables function with proprietary consoles which essentially convert electrical current into ultrasonic energy via piezo electric crystals in order for the relevant device to produce a therapeutic effect.

BoneScalpel

The BoneScalpel is a state of the art, ultrasonic bone cutting and sculpting system capable of making precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its unique ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. The BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting and sculpting and removal, leading to substantial time savings and increased operation efficiencies.

The expanded BoneScalpel product platform will allow entry into dynamic market segments like minimally invasive spine surgery and other bone cutting and sculpting needs.

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

License and Other Agreements

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

During the year ended June 30, 2018, the Company delivered the licensed SonaStar technology to the Licensee, and recorded license revenue of $4,010,000. In addition, during the year ended June 30, 2018, the Company had delivered the contractually agreed number of SonaStar units to the Licensee and had recorded product revenue of $990,000. All of the $5 million of initial payments were collected as of March 31, 2018.

In October 1996, we entered into a license agreement with Medtronic Minimally Invasive Therapies (“MMIT”). The MMIT license covered the further development of our medical technology relating to vessel sealing products, which uses high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery. We developed the AutoSonix product with MMIT under the agreement. As a result of this joint development, we co-own certain patents with MMIT and MMIT paid us a 5% royalty on end user sales. The MMIT license gives MMIT exclusive worldwide marketing and sales rights for this technology and device. Total royalties from sales of this device worldwide were approximately $525,000, $3,764,000 and $3,903,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. The royalty is recorded as “other income” in our financial statements. Our license agreement with MMIT expired in August 2017 and no further payments are due thereafter.

We sold our rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. We may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay us 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until we have received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Fiscal 2018 payments were $250,000 bringing cumulative payments through June 30, 2018 to $2,542,579.

Customers

For the fiscal year ended June 30, 2018, one customer, Hunan Xing Hang Rui Kang Bio-technologies Co., Ltd., accounted for 15.8% of our revenue. During the fiscal years ended June 30, 2017 and 2016, we did not have any customer that accounted for 10% or more of our net sales during such periods.

Research & Development

As of June 30, 2018, our Research and Development (“R&D”) organization consisted of a staff of 10 employees including engineers, technical and support personnel. The in-house technical expertise includes mechanical engineering, acoustics, electrical engineering, software development and product design. The R&D group focuses principally on developing new products and supporting existing products. The Company is currently developing its Nexus next generation surgical platform, resulting in higher research and development expenditures in the current fiscal year.

During the three years ended June 30, 2018, the Company incurred R&D expenses of $4,394,149, $1,837,497, and $1,839,479, or 12.0%, 6.7% and 8.0% of sales, respectively.

Revenue by Region

The Company’s revenues are generated from various regions throughout the world. Sales by the Company outside the United States are made through distributors. Sales made in the United States are made primarily through its direct sales force and some distributors. The following is an analysis of net sales from continuing operations by geographic region:

	For the years ended June 30,			Net Change
	2018	2017	2016	2018	2017
Domestic	$20,044,363	$16,460,771	$13,086,806	21.8%	25.8%
International	16,635,463	10,809,192	10,026,388	53.9%	7.8%
Total	$36,679,826	$27,269,963	$23,113,194	34.5%	18.0%

Our international sales include a concentration in China, aggregating $6,969,258, $1,335,667, and $1,557,132 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Fiscal 2018 international sales include $4,010,000 of license revenue.

Manufacturing and Supply

The Company largely manufactures and assembles its medical device products at its production facility located in Farmingdale, New York. The Company’s products include components manufactured by other companies in the United States. The Company is not dependent upon any single source of supply and has no long-term supply agreements. The Company believes that it will not encounter difficulty in obtaining materials, supplies and components adequate for its anticipated short-term needs.

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

The Company also operates and maintains a Quality Management System which complies with the requirements of International Standards ISO 13485: 2012 + AC:2012, Health Canada CAN/CSA ISO 13485:2003, and  US 21 CFR Part 820 Quality System Regulation. This system encompasses the principle of enhancing customer satisfaction through the effective application of the system, including processes for control, monitoring, and continual improvement in order to assure the Company consistently meets or exceeds customer expectations and applicable statutory/regulatory requirements.

The Company is not aware of any regulatory situations, other than those disclosed in Item 3 herein, that would materially impact the Company, nor is the Company aware of any pending legal action or new material breaches of the regulations to which it is subject.

Trademarks, Patents, and Copyrights

The Company holds 55 U.S. patents along with 14 in Europe, 9 in Japan and 15 in Canada, 2 in China and has multiple pending patent applications for its core product lines including ultrasonic and wound technologies, among other things. The Company believes that these patents provide it with a competitive market advantage.  The Company also holds 13 trademarks protecting its Company and product names.

The Company will continue to seek patent, trademark, and copyright protections as it deems advisable to protect the markets for its products and its R&D efforts.

Backlog

As of June 30, 2018, the Company’s backlog (firm orders that have not yet been shipped) was $209,648 as compared to $397,660 as of June 30, 2017. The Company does not typically have large recurring orders, but instead ships most of its products on a just in time basis, which results in low levels of backlog.

Employees

As of June 30, 2018, the Company employed a total of 118 full-time employees. The Company considers its relationship with its employees to be good.

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

We also operate in an industry that is susceptible to significant intellectual property litigation and it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel.

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

We have a recent history of net losses.

We have experienced losses from continuing operations during the last three fiscal years. The loss from continuing operations before income taxes was approximately $2.4 million for the 2018 fiscal year, and the accumulated deficit was approximately $15.5 million as of June 30, 2018. There can be no assurance that we will be able to return to operating profitability in the near-term or at all. As of June 30, 2018, we had a cash balance of approximately $11.0 million. Although we believe this amount is sufficient to finance our operations for at least the next 12 months, there can be no assurance that this will provide sufficient liquidity for longer-term operations or initiatives. Our cash flows may be impacted by a number of factors, including changing market conditions, market acceptance of our new and existing products, and the loss of one or more key customers. There can be no assurance that we will be successful in raising additional capital if the need arises. The failure to raise any necessary additional capital on acceptable terms, or at all, may have a material adverse effect on our future business and results of operations.

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

On June 6, 2017, Irving Feldbaum, an individual shareholder of Misonix, filed a lawsuit in the U.S. District Court for the Eastern District of New York. The complaint alleges claims against the Company’s board of directors, its former CEO and CFO, certain of its former directors, and the Company as a nominal defendant for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the Company incurred damages as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. The complaint also alleges that the Company’s February 4, 2016 Proxy Statement contained false and misleading statements regarding executive compensation. The complaint seeks the recovery of damages on behalf of the Company and the implementation of changes to corporate governance procedures. On June 16, 2017, Michael Rubin, another individual shareholder of Misonix, filed a case alleging similar claims in the same district court. On July 21, 2017, the district court consolidated the two actions for all purposes. On July 16, 2018, the Company and counsel for Mr. Feldbaum and Mr. Rubin informed the District Court that the parties had reached a settlement in principle. There are aspects of the settlement that remain to be negotiated and documented, and the settlement is subject to approval by the District Court after notice to the Company’s shareholders.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $3.0 million, of which approximately $0.5 million, $2.4 million and $0.1 million was charged to general and administrative expenses during the years ended June 30, 2018, 2017 and 2016 respectively.

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

Consolidation in the healthcare industry could lead to demands for price concessions or the exclusion of the Company as supplier from certain of our significant market segments.

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

Our suppliers may encounter problems during manufacturing due to a variety of reasons, including poor business practices, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages or environmental factors. In addition, we purchase both raw materials used in our products and finished goods from various suppliers and may have to rely on a single source supplier for certain components of our products where there are no alternatives are available. Although we anticipate that we have adequate sources of supply and/or inventory of these components to handle our production needs for the foreseeable future, if we are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find suppliers at an acceptable cost, then the manufacture of our products may be disrupted, which could increase our costs and have a material adverse effect on our business.

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

Our revenues and results of operations have in the past and will likely vary in the future from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of the Company’s public market analysts and investors. In this event, the price of our common stock may fall.

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

On March 21, 2010, the House of Representatives passed the Affordable Health Care for America Act, which President Obama signed into law on March 23, 2010. With a new administration in place, changes may be made to the Affordable Health Care Act, or it may be repealed and replaced. The potential impact of these events may adversely affect our business and results of operations. The medical device tax has been established, however through an act of Congress, the excise tax was suspended from January 1, 2016 to December 31, 2017. On January 22, 2018, Congress passed another suspension of the tax from January 1, 2018 through December 31, 2020.

We are experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.

Our medical devices and our business activities are subject to rigorous regulation, including by the FDA, the DOJ and numerous other federal, state and foreign governmental authorities including the imposition of international trade sanctions and tariffs. Certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. Any failure to comply with these legal and regulatory requirements could impact our business.

Risk of reprocessing disposables.

In some jurisdictions around the world, culture and practice encourages reuse of disposable products when the product is clearly labeled for single use. Such reuse may expose us to liability in these jurisdictions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company occupies approximately 34,400 square feet at 1938 New Highway, Farmingdale, New York pursuant to a lease expiring on September 30, 2019. The Company pays rent of approximately $28,000 a month, which includes a pro rata share of real estate taxes, water, sewer and other charges which are assessed on the leased premises or the land upon which the leased premises are situated. The Company believes that the leased facilities are adequate for its present needs.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $3.0 million, of which approximately $0.5 million, $2.4 million and $0.1 million was charged to general and administrative expenses during the years ended June 30, 2018, 2017 and 2016 respectively.

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

Stockholder Derivative Litigation

On June 6, 2017, Irving Feldbaum, an individual shareholder of Misonix, filed a lawsuit in the U.S. District Court for the Eastern District of New York. The complaint alleges claims against the Company’s board of directors, its former CEO and CFO, certain of its former directors, and the Company as a nominal defendant for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the Company incurred damages as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. The complaint also alleges that the Company’s February 4, 2016 Proxy Statement contained false and misleading statements regarding executive compensation. The complaint seeks the recovery of damages on behalf of the Company and the implementation of changes to corporate governance procedures. On June 16, 2017, Michael Rubin, another individual shareholder of Misonix, filed a case alleging similar claims in the same district court. On July 21, 2017, the district court consolidated the two actions for all purposes. On July 16, 2018, the Company and counsel for Mr. Feldbaum and Mr. Rubin informed the District Court that the parties had reached a settlement in principle. There are aspects of the settlement that remain to be negotiated and documented, and the settlement is subject to approval by the District Court after notice to the Company’s shareholders.

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

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by the Nasdaq Global Market:

	High	Low
Fiscal 2018:
First Quarter	$10.90	$7.05
Second Quarter	11.00	9.06
Third Quarter	10.70	8.25
Fourth Quarter	13.50	9.55

	High	Low
Fiscal 2017:
First Quarter	$7.15	$4.95
Second Quarter	11.20	4.85
Third Quarter	12.00	9.05
Fourth Quarter	11.80	9.35

As of June 30, 2018, the Company had 9,430,466 shares of Common Stock outstanding and 54 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company has not paid any cash dividends since its inception.  The Company does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

Share Performance Graph

The following graph compares the cumulative total return on the Company’s Common Stock during the last five fiscal years with the NASDAQ Composite Total Return Index and the NASDAQ Medical Equipment Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in the Common Stock or the indices on June 30, 2013. The graph depicts the change in value of the Company’s Common Stock relative to the noted indices as of the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	2014	2015	2016	2017	2018
MISONIX, INC.	100	133	186	101	187
NASDAQ Composite Total Return	100	130	147	142	180
NASDAQ Medical Equipment Index	100	129	150	173	204

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this 10-K.

The consolidated statements of income data for the years ended June 30, 2018, 2017 and 2016 and the consolidated balance sheet data as of June 30, 2018 and 2017 are derived from our audited consolidated financial statements appearing in Item 8 of this 10-K. The consolidated statements of income data for the years ended June 30, 2015 and 2014 and the consolidated balance sheet data as of June 30, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in the 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Selected income statement data:

	For the Year Ended June 30,
	2018	2017	2016	2015	2014
Total revenue	$36,679,826	$27,269,963	$23,113,194	$22,204,578	$17,060,435

Net (loss)/income from continuing operations	(7,803,552)	(1,842,804)	(1,329,077)	5,304,056	1,126,580

Net (loss)/income per share from continuing operations - Basic	$(0.87)	$(0.22)	$(0.17)	$0.70	$0.15

Net (loss)/income per share from continuing operations - Diluted	$(0.87)	$(0.22)	$(0.17)	$0.66	$0.15

Selected balance sheet data:

	June 30,
	2018	2017	2016	2015	2014
Total assets	$29,020,751	$33,369,649	$27,732,731	$26,454,248	$19,527,869

Total long term liabilities	$13,303	$13,087	$31,685	$20,395	$67,932

Total shareholders’ equity	$24,401,178	$28,139,842	$24,401,290	$23,754,345	$16,352,364

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Misonix designs, manufactures and markets therapeutic ultrasonic devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, orthopedic surgery, plastic surgery, and wound and burn care. In the United States, the Company sells its products through a hybrid sales approach which includes direct sales representatives, managed by regional sales managers, along with independent distributors. Outside of the United States, the Company generally sells to distributors who then resell the product to hospitals. The Company operates as one business segment.

In the United States, the Company is taking a more aggressive approach to taking market share, expanding the market and increasing its share of recurring disposable revenue by using a consignment model, whereby the Company will consign the equipment (which is defined as a generator, hand units and accessories) (the “Equipment”) and sell to customers higher margin disposable single use items (the “Consumables”) on a recurring basis. Title remains with the Company with respect to consigned Equipment, which is depreciated and charged to selling expenses over a five year period beginning in fiscal 2017, and a three year period in fiscal 2016. Outside of the United States, the Company has principally not yet adopted a consignment model. The Company’s overall goal is to increase the utilization rate of Equipment which will increase the total number of procedures and maximize the sale of Consumables to our customers, with the goal of becoming the standard of care in the various segments we focus on.

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

Fiscal years ended June 30, 2018, 2017 and 2016

Our revenues by category for the three years ended June 30, 2018 are as follows:

				Net Change %
	For the Year Ended June 30,			Year Ended June 30,
	2018	2017	2016	2018	2017
Total
Consumables	$23,596,476	$20,328,676	$16,091,651	16.1%	26.3%
Equipment	9,073,350	6,941,287	7,021,543	30.7%	-1.1%
License	4,010,000	—	—	100.0%	0.0%
Total	$36,679,826	$27,269,963	$23,113,194	34.5%	18.0%

Domestic:
Consumables	$17,735,749	$14,866,772	$11,277,449	19.3%	31.8%
Equipment	2,308,614	1,593,999	1,809,357	44.8%	-11.9%
Total	$20,044,363	$16,460,771	$13,086,806	21.8%	25.8%

International:
Consumables	$5,860,727	$5,461,904	$4,814,202	7.3%	13.5%
Equipment	6,764,736	5,347,288	5,212,186	26.5%	2.6%
Total	$12,625,463	$10,809,192	$10,026,388	16.8%	7.8%

License	$4,010,000	$—	$—	100%	—

Fiscal years ended June 30, 2018 and 2017

Net revenue

Revenues increased 34.5% or $9.4 million to $36.7 million in fiscal 2018 from $27.3 million in fiscal 2017 principally due to strong demand for the Company’s products domestically and internationally, and the inclusion of $4.0 million of license revenue relating to the licensing of one of the Company’s products in China.

Product revenue increased 19.8% or $5.4 million to $32.7 million in fiscal 2018, from $27.3 million in fiscal 2017. US product revenue grew 21.8% and international product revenue grew 16.8% for fiscal 2018. Consumables revenue in the United States increased 19.3%, or $2.9 million for the current year, principally due to the strength in the Company’s BoneScalpel product line. International consumables revenue grew 7.3% for the current year.

License revenue was $4.0 million for fiscal 2018, resulting from the Company’s license of SonaStar technology to one of its Chinese distributors. There was no license revenue in fiscal 2017.

Gross profit

The gross profit percentage on product sales was 70.0% in fiscal 2018, compared with 69.9% in fiscal 2017. Including the impact of license revenue in fiscal 2018, which has a 100% gross profit margin, the total gross profit margin for the year was 72.3%.

Selling expenses

Selling expenses increased by $2.2 million, or 15.1% to $16.4 million in fiscal 2018 from $14.2 million in fiscal 2017. The expense increase is related to increased salaries and related costs for the Company’s expanded direct sales force of approximately $1.4 million, higher commission expense of approximately $0.25 million, and increased marketing related expenses of approximately $0.4 million.

General and administrative expenses

General and administrative expenses decreased $0.5 million to $9.1 million in fiscal 2018 from $9.6 million in fiscal 2017. The decrease resulted principally from lower professional fees of approximately $2.3 million, reflecting lower professional fees relating to the Investigation. This decrease in expenses was partially offset by an increase in non-cash stock compensation expense of $1.4 million, relating principally to a full year of expense relating to the restricted stock awards granted to the Company’s CEO in December 2016.

Research and development expenses

Research and development expenses increased by $2.6 million, or 139.1% to $4.4 million in fiscal 2018 from $1.8 million in the prior year period. The Company is investing in the design and development of its next generation product, which is expected to be available in fiscal 2019. For fiscal 2018, approximately $2.3 million has been charged to research and development expenses related to this product.

Other income

Other income decreased $3.1 million to $0.6 million in fiscal 2018 from $3.7 million in fiscal 2017. The decrease is related to lower royalty income from MMIT. This royalty agreement expired in August 2017.

Income taxes

For fiscal 2018, the Company recorded an income tax expense of $5.4 million, compared with an income tax benefit of $1.0 million in fiscal 2017.

The income tax expense for fiscal 2018 included a one-time charge of $1.8 million to revalue the Company’s deferred tax asset as of December 31, 2017 to give effect to the reduction in federal corporate tax rate to 21% effective January 1, 2018, as a result of the new tax legislation, enacted on December 22, 2017. Income tax expense also includes a $4.1 million charge to record a full valuation allowance against the Company’s remaining deferred tax assets. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at June 30, 2018 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the years ended June 30,
	2018	2017

Income tax benefit	$(443,746)	$(1,022,808)
Provisional reduction of deferred tax asset relating to Tax Legislation	1,764,039	—
Valuation allowance on deferred tax asset	4,096,353	—

Net income tax expense (benefit)	$5,416,646	$(1,022,808)

Fiscal years ended June 30, 2017 and 2016

Net revenue

Net sales increased $4,156,769, or 17.98%, to $27,269,963 in fiscal 2017 from $23,113,194 in fiscal 2016 in part due to stronger demand for the Company’s products domestically offset by weaker international Equipment sales. Consumables revenue increased by 26.3% to $20,328,676 for the year ended June 30, 2017 compared with $16,091,651 in the prior year. Equipment sales declined by 1.1% to $6,941,287 compared with $7,021,543 in the prior year. The decline resulted from weaker international sales, principally in China, where the Company ceased shipments in the fourth quarter of fiscal 2016.

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

General and administrative expenses

General and administrative expenses increased $2,765,690 to $9,565,206 in fiscal 2017 from $6,829,516 in fiscal 2016. The increase resulted principally from increased professional fees of approximately $2.4 million relating to the Investigation, and an additional $442,000 of other professional fees. The Company also paid severance for its former CEO during the fiscal 2017 of approximately $335,000. This increase in expenses was partially offset by a reduction in non-cash stock compensation expense of $805,000, which includes a reversal of stock compensation previously recognized with respect to the Company’s prior CEO relating to unvested stock options which were terminated. The Company also recognized $484,000 of non-cash compensation expense relating to the restricted stock awards granted to the Company’s new CEO in December 2016.

Research and development expenses

Research and development expenses were $1,837,497 for fiscal 2017, approximately the same as fiscal 2016 expenses of $1,839,479.

Other income

Other income decreased $191,486 to $3,735,474 in fiscal 2017 from $3,926,960 in fiscal 2016. The decrease is related to lower royalty income from MMIT. This royalty agreement expired in August 2017.

Income taxes

In fiscal 2017 the income tax benefit for continuing operations had an effective tax rate of 35.7% as compared to an effective rate of 30.1% in fiscal 2016. Prior to June 30, 2014 and through March 31, 2015, the Company had a full valuation allowance recorded against deferred tax assets. The primary factors affecting the fiscal 2017 effective tax rate were non-deductible expenses, stock compensation, tax credits and state income taxes. The primary factors affecting the fiscal 2016 effective tax rate were non-deductible expenses, deferred tax adjustments and state income taxes.

Discontinued operations

The following represents the results of the high intensity focused ultrasound technology sold to SonaCare Medical, LLC in May 2010, which is included in discontinued operations:

	For the years ended June 30,
	2018	2017	2016
Revenues	$—	$—	$—

Gain on sale of discontinued operations	250,000	250,000	250,000
Income tax expense	(58,883)	(88,375)	(93,069)
Net income from discontinued operations, net of tax	$191,117	$161,625	$156,931

Liquidity and Capital Resources

Working capital at June 30, 2018 was $17.3 million. For fiscal 2018, cash used in operations was $0.6 million, mainly due to the Company’s net loss of $7.6 million and an increase in inventory of $1.4 million, offset by $8.4 million of non-cash expenses.

Cash used in investing activities was $0.3 million, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents, offset by income from discontinued operations.

Cash provided by financing activities was $0.3 million for fiscal 2018, resulting from the exercise of stock options.

As of June 30, 2018, the Company had a cash balance of approximately $11.0 and believes it has sufficient cash to finance operations for at least the next 12 months following the issuance date of the financial statements included herein.

Relating to the internal investigation described herein, the Company has incurred approximately $3.0 million in investigative costs and is expected to incur additional costs until the matter is fully resolved. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

The Company has been receiving an annual royalty from MMIT which has averaged $3.9 million per year during fiscal 2017 and fiscal 2016. This royalty ended in August 2017.

Commitments

The Company has commitments under operating leases that will be funded from operating sources. At June 30, 2018, the Company’s contractual cash obligations and commitments relating to operating leases and other purchase commitments are as follows:

Commitment	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating leases	$359,353	$127,812	$—	$—	$487,165
Purchase commitments	3,841,621	—	—	—	3,841,621
	$4,200,974	$127,812	$—	$—	$4,328,786

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

License revenue is recorded when 1) a contract has been executed, 2) the underlying intellectual property has been transferred, 3) the payment terms are identified and 4) the risk of a reversal of revenue from lack of receipt of consideration or other factors has passed. License revenue for the years ended June 30, 2018, 2017 and 2016 was $4,010,000, $0 and $0, respectively.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence. Our evaluation includes an analysis of historical sales levels by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities or quantities on hand, we adjust their carrying value to estimated net realizable value. If future demand or market conditions are lower than our projections, or if we are unable to rework excess or obsolete quantities into other products, we may record further adjustments to the carrying value of inventory through a charge to cost of product revenues in the period the revision is made.

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

Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for our business, the useful lives over which cash flows will occur and determination of our weighted average cost of capital. The Company’s market capitalization exceeds the value of the goodwill. Accordingly, the Company concluded that there was no impairment to goodwill at June 30, 2018 and June 30, 2017.

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

Loss Contingencies

We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes, or shareholder actions. We accrue for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, if applicable, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters. Relating to the FCPA matter described in Part I — Item 3 above, the Company has incurred approximately $3.0 million in investigative costs, of which approximately $0.5 million was charged to general and administrative expenses during the fiscal year ended June 30, 2018, and is expected to incur additional costs until the matter is fully resolved. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

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

Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently updated. This purpose of the updated standard is to provide enhancements to the quality and consistency of revenue recognition between companies using U.S. GAAP and International Financial Reporting Standards. The new five-step recognition model introduces the core principle of recognizing revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the promised goods or services.

When effective, as amended, ASU 2014-09 will require us to use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures to describe the nature, amount, timing and uncertainty of revenue, certain costs and cash flows arising from our contracts with customers).

We have finalized our review of our various revenue streams within our reporting segment and have gathered data regarding the segregation of those revenue streams into the following types for analysis (i) sale of medical device products under standard ship and bill practices, (ii) consignment and leasing of medical device products, and (iii) licensing agreements related to medical technology. We have gathered data and quantified the amount of sales by type of revenue stream and categorized the types of sales for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU.  We generally anticipate having substantially similar performance obligations under the new guidance as compared with deliverables and units of account currently being recognized. This standard became effective for the Company on July 1, 2018.

Due to the nature of the licensing agreements that the Company enters into, the revenue recognition treatment required under the new standard will depend on contract-specific terms. The Company will need to consistently evaluate the nature of an implicit price concession granted on a major license and IP agreement with the Company’s Chinese partner which will impact the timing of royalty revenue to be recorded under the contract. This may result in revenue being recognized on this license earlier than current practice although such revenue has not yet been recorded and will not be adjusted to revenue or retained earnings upon adoption.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2019. The Company is evaluating this guidance to determine the impact it will have on its financial statements.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. This guidance was adopted by the Company on July 1, 2017 and resulted in an increase in the Company’s deferred tax asset of approximately $2.5 million.

In August 2016, the FASB issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company beginning in fiscal 2019. The Company is currently evaluating this guidance to determine the impact it will have on its financial statements.

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

Item 8. Financial Statements and Supplemental Data.

The Company’s reports from its independent registered public accounting firms and consolidated financial statements listed in the accompanying index are filed as part of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1 below.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Due to the material weakness in internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting”, our CEO and CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level, as of June 30, 2018.

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

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has determined, because of a lack of consistency in the approval of manual journal entries to the general ledger, a material weakness existed at June 30, 2018, as described below. In light of such material weakness, management has concluded that our internal control over financial reporting was ineffective as of June 30, 2018.

The Company’s financial procedures require that when preparing a journal entry for posting to the general ledger, such journal entry requires the review and written approval of the appropriate finance personnel, other than the individual creating the journal entry. The Company identified a number of instances where journal entries did not contain evidence of the proper written approval. To remediate this weakness, the Company has converted its entire operation, effective July 1, 2018, onto a new NetSuite ERP system, from its legacy ERP system. The legacy system required a higher number of manual journal entries, compared with the new system which will require fewer manual journal entries because of the level of system integration and sophistication. In addition, the Company has implemented procedures to ensure that all journal entries are properly approved including a review at month end by the CFO to ensure that all journal entries are properly authorized.

The identified control deficiency did not result in any material misstatements in our financial statements. However, this control deficiency created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, we concluded that the control deficiency represented a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2018.

The independent registered public accounting firm, BDO USA, LLP, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of June 30, 2018. BDO USA, LLP’s report appears in Item 8 of this 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company currently has five Directors (the “Board”). Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company as of August 15, 2018:

Name	Age	Principal Occupation	Director Since

Patrick A. McBrayer	66	Director	2014

Dr. Charles Miner III	66	Director	2005

Thomas M. Patton	54	Director	2015

Stavros G. Vizirgianakis	47	President, Chief Executive Officer and Director	2013

Gwendolyn A. Watanabe	47	Director	2018

Joseph P. Dwyer	62	Chief Financial Officer	—

Robert S. Ludecker	50	Senior Vice President, Global Sales and Marketing	—

Dan Voic	56	Vice President of Research and Development and Engineering	—

Joseph J. Brennan	55	Vice President of Operations	—

John J. Salerno	63	Vice President of Quality and Regulatory Affairs and Chief Compliance Officer	—

Christopher H. Wright	44	Vice President of Domestic Sales	—

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

Dr. Charles Miner III currently practices internal medicine in Darien, Connecticut and is employed by Stamford Health Medical Group. He is also a director of Castle Connolly Private Health Partners, LLC and CEO of Castle Connolly Lifestream MD, LLC. Dr. Miner is on staff at Stamford and Norwalk Hospitals and since 1982 has held a teaching position at Columbia Presbyterian Hospital. Dr. Miner received his M.D. from the University of Cincinnati College of Medicine in 1979 and received a Bachelor of Science from Lehigh University in 1974. Dr. Miner is an experienced physician and teacher in the medical field. He serves on the board of The Stamford Hospital Foundation Board. The Board believes his experience as a medical doctor and his corporate experience qualifies him to serve as a Director.

Thomas M. Patton has served as President and Chief Executive Officer of CAS Medical Systems, Inc. and as a member of its Board of Directors since August 2010. He previously served as the CEO of Wright Medical Group, an orthopedic device company, located in Memphis, Tennessee, and as President of Novametrix Medical Systems, a patient-monitoring company, located in Wallingford, Connecticut. From 2003 to 2010, Mr. Patton acted as an advisor to the healthcare-focused private equity group of Ferrer Freeman & Company and, in that capacity, served as the interim CEO of Informed Medical Communications on a part-time basis in 2006 and 2007. Mr. Patton was a co-founder and CEO of QDx, Inc., a start-up company that developed a platform for hematology diagnostics beginning in 2003 which was sold to Abbott Laboratories. Mr. Patton attended The College of the Holy Cross, where he majored in Economics and Accounting. After graduating magna cum laude from Georgetown University Law Center, Mr. Patton worked at the law firm of Williams & Connolly in Washington, D.C. Thereafter, he joined Wright Medical Group as its General Counsel where he served in various executive roles until being appointed CEO. Mr. Patton has served on the board of directors of various public and private healthcare companies. The Board believes Mr. Patton’s industry knowledge and experience qualify him to serve as a director.

Stavros G. Vizirgianakis became the Company’s Interim Chief Executive Officer in September 2016 and its full-time President and Chief Executive Officer in December 2016. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which became one of the largest privately owned medical device distributors in the African region, and part of the Johannesburg Stock Exchange listed entity Ascendis Health. In that capacity, Mr. Vizirgianakis acted as a distributor of the Company’s products. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis also served on the board of Tenaxis Medical and is a strategic investor and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a degree in commerce from the University of South Africa. The Board believes Mr. Vizirgianakis’ industry knowledge and his vast international business relationships qualify him to serve as a Director.

Gwendolyn A. Watanabe, who joined the Company’s board of directors in July 2018, served since 2013 as Global Vice President Corporate Development & Strategy for Teleflex Incorporated, a NYSE-listed global provider of medical technology products. From 2012-2013, she served as Vice President of the Cardiac Care Business Unit of Teleflex Incorporated, and from 2009-2012 she was President and Chief Executive Officer of Hotspur Technology, Inc. prior to its acquisition by Teleflex Incorporated. From 2004-2009 Ms. Watanabe served as Chief Financial Officer and Chief Business Officer of Nellix, Inc. Prior thereto, she served in executive capacities at Bacchus Vascular, Inc. and AneuRx, Inc. She has also been a General Partner of the medical device venture funds Saratoga Ventures V, L.P. and Saratoga Ventures VI, L.P. Ms. Watanabe is a graduate of the Massachusetts Institute of Technology, and holds an M.S. in Mechanical Engineering from Stanford University and an M.B.A. from Harvard University Graduate School of Business. The Board believes Ms. Watanabee’s industry knowledge and experience qualifies her to serve as a Director.

Executive Officers who are not Directors

Joseph P. Dwyer has served as the Company’s Chief Financial Officer since August 2017 and as the Company’s Treasurer and Secretary since September 2017, and previously served as Interim Chief Financial Officer from September 2016 to August 2017. From June 2015 to the present, Mr. Dwyer has provided financial consulting and advisory services to various companies, through the firms Dwyer Holdings and TechCXO. Prior thereto, from November 2012 until June 2015, he was Chief Financial Officer of Virtual Piggy, Inc., a publicly-traded technology company. Prior to joining Virtual Piggy, Mr. Dwyer served as chief financial officer of OpenLink Financial, Inc., a privately held company, which provides software solutions for trading and risk management in the energy, commodity, and capital markets. During 2011 and 2012, Mr. Dwyer was a member of the board of directors and chairman of the audit committee and served as interim chief administrative officer of Energy Solutions International, Inc., a privately-held company providing pipeline management software to energy companies and pipeline operators. From 2010 through 2011, Mr. Dwyer served as chief administrative officer of Capstone Advisory Group, LLC, a privately- held financial advisory firm providing corporate restructuring, litigation support, forensic accounting, expert testimony and valuation services. Mr. Dwyer served as a consultant to Verint Systems, Inc., a software company listed on the NASDAQ Global Market, from 2009 through 2010, assisting with SEC reporting and compliance. From 2005 through 2009, Mr. Dwyer served as chief financial officer and executive vice president of AXS-One Inc., a publicly traded software company. During 2004, Mr. Dwyer served as chief financial officer of Synergen, Inc., a privately held software company providing energy technology to utilities. Prior to 2004, Mr. Dwyer also served as chief financial officer and executive vice president of Caminus Corporation, an enterprise application software company that was formerly listed on the NASDAQ National Market, chief financial officer of ACTV, Inc., a digital media company that was formerly listed on the NASDAQ National Market, and chief financial officer of Winstar Global Products, Inc., a manufacturer and distributor of hair care, bath and beauty products until its acquisition by Winstar Communications, Inc. in 1995 when Mr. Dwyer went on to serve as senior vice president, finance of Winstar Communications. Mr. Dwyer received his BBA in Accounting from the University of Notre Dame in 1978 and is licensed as a Certified Public Accountant in the State of New York.

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

John J. Salerno became Vice President of Quality and Regulatory Affairs in March 2015 and also assumed the position of Chief Compliance Officer in April 2018. Prior to joining the Company, Mr. Salerno served from December 2012 to March 2015 as Senior Director of Quality Assurance for US Nonwovens Corp., a privately-held over the counter drug products, cosmetics, personal care and EPA surface disinfectant company. From May 2010 to December 2012, Mr. Salerno was a consultant for US Nonwovens. From 2006 to 2010, Mr. Salerno held the position of Vice President of Quality Assurance and Regulatory Affairs for International Technidyne Corporation. Prior to 2006, Mr. Salerno held the position of Vice President of Regulator Compliance and Reliability Engineering for Pall Life Sciences. Mr. Salerno holds a Master’s degree in Microbiology from Long Island University and a Bachelor’s degree in biology from Fordham University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons, complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2018.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has made the Code of Ethics available on its website at www.MISONIX.com.

Nomination of Directors

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

Audit Committee

The Company has a separately designated standing Audit Committee. The members of the committee are Messrs. Patton, McBrayer and Ms. Watanabe. Mr. Patton chairs the committee. John W. Gildea, a former member of the Board, served on the Audit Committee until July 2018. Each current member of the committee, and each member who served during the 2018 fiscal year, is independent as defined in Rule 10A-3 of the Securities and Exchange Commission and the listing standards of Nasdaq. The Board of Directors has determined that Messrs. Patton and McBrayer each qualifies as an “audit committee financial expert,” as that term is defined in Regulation S-K of the Securities and Exchange Commission.

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

Base Salaries

Base salaries paid to executives are intended to attract and retain highly talented individuals. In setting base salaries, individual experience, individual performance, the Company’s performance and job responsibilities during the year are considered. Executive salaries are evaluated against local companies of similar size and nature. During the fiscal year ended June 30, 2018, Messrs. Vizirgianakis, Dwyer, Ludecker and Voic each received base salary increases of 3.0% based on performance.

Annual Bonus Plan Compensation

The Compensation Committee of the Board approves annual performance-based compensation. The purpose of the annual bonus compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendations from the Chief Executive Officer, are evaluated and approved by the Compensation Committee for all management employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula and are discretionary. The Chief Executive Officer’s bonus compensation is derived from the recommendation of the Compensation Committee based upon the Chief Executive Officer’s performance and Company performance but is not based on a specific formula and is discretionary. Bonuses earned in fiscal 2018 based on performance were as follows: $167,000 to Mr. Vizirgianakis, $85,000 to Mr. Dwyer, $170,500 to Mr. Ludecker, and $39,000 to Mr. Voic. Mr. Wright’s performance-based compensation is commission based and he therefore did not participate in the bonus plan.

Equity Incentive Awards

Company executives are eligible to receive restricted stock and stock options (which gives them the right to purchase shares of common stock at a specified price in the future). These grants will vest based upon the passage of time, the achievement of performance metrics, or both. We believe that the use of restricted stock and stock options as the basis for long-term incentive compensation meets our defined compensation strategy and business needs by achieving increased value for shareholders and retaining key employees.

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

The number of stock options granted in fiscal 2018 to the named executive officers, and their estimated fair value, were as follows:

Named Executive Officer	Grant Date	Number of Options Granted	Estimated Fair Value of Awards at Grant Date

Joseph P. Dwyer	8/21/2017	100,000	$582,770

Joseph P. Dwyer	11/2/2017	12,000	$66,238

Robert S. Ludecker	11/2/2017	24,000	$132,476

Dan Voic	11/2/2017	12,000	$66,238

Christopher H. Wright	11/2/2017	12,000	$66,238

The stock options awarded on August 21, 2017 had an exercise price of $10.20 (which was equal to the closing market price per share of our stock on the date of grant). The stock options awarded on November 2, 2017 had an exercise price of $10.25 (which was equal to the closing market price per share of our stock on the date of grant). All stock options in the above table provide for vesting at 25% per year on the first four year anniversary dates of the grant date, with a stated expiration date of ten years after grant.

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

Our Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K of the Securities Act with management. Based on such review and discussion, our Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for filing with the SEC.

Compensation Committee

Patrick A. McBrayer
Dr. Charles Miner III
Thomas M. Patton

Compensation Committee Interlocks and Insider Participation

During fiscal 2018, Messrs. McBrayer, Miner and Patton served as members of our Compensation Committee. No Member of our Compensation Committee is or was during fiscal year 2018 an employee or an officer of Misonix or its subsidiaries.

Summary of Compensation

The table and footnotes below describe the total compensation for fiscal years ended June 30, 2018, June 30, 2017, and June 30, 2016 earned by the “named executive officers,” who are each of the persons who served as our principal executive officer and principal financial officer during fiscal 2018, and the three other most highly compensated individuals who were serving as executive officers of the Company on June 30, 2018, the last day of the fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Stavros Vizirgianakis	2018	$365,400	$167,000	$—	$—	$8,907	(1)	$541,307
President and Chief Executive	2017	$180,000	$103,125	$3,637,388	$—	$124,020		$4,044,533
Officer	2016	$—	$—	$—	$—	$—		—

Joseph P. Dwyer	2018	$309,385	$85,000	$—	$649,008	$7,327	(1)	$1,050,720
Chief Financial Officer	2017	$285,000	$—	$—	$—	$—		$285,000
	2016	$—	$—	$—	$—	$—		$—

Robert S. Ludecker	2018	$279,972	$170,500	$—	$132,476	$9,409	(1)	$592,356
Senior Vice President-Medical	2017	$271,817	$82,500	$—	$264,250	$31,300		$649,867
Global Sales and Marketing	2016	$263,900	$65,000	$—	$110,379	$8,194		$447,473

Dan Voic	2018	$191,088	$39,000	$—	$66,238	$11,843	(2)	$308,170
Vice President of	2017	$185,523	$22,000	$—	$76,781	$15,615		$299,919
Research and Development	2016	$180,119	$25,000	$—	$128,776	$11,885		$345,780
and Engineering

Christopher H. Wright	2018	$321,775	$—	$—	$66,238	$7,850	(1)	$395,863
Vice President - U. S. Sales	2017	$383,250	$—	$—	$232,714	$10,870		$626,834
	2016	$296,300	$—	$—	$55,190	$7,646		$359,136

(1)	Consists of a car allowance, life and long term care insurance coverage.

(2)	Consists of a car allowance, toll reimbursements and life and long term care insurance coverage.

Grants of Plan Based Awards

The following table presents non-equity and equity awards granted to the named executive officers in fiscal year 2018.

GRANTS OF PLAN BASED AWARDS IN FISCAL 2018

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options	(1) Exercise or Base price of Option Awards ($/Share)	(2) Grant Date Fair Value of Stock and Option Awards ($)

Joseph P. Dwyer	8/21/2017	—	100,000	$10.20	$582,770

Joseph P. Dwyer	11/2/2017	—	12,000	$10.25	$66,238

Robert S. Ludecker	11/2/2017	—	24,000	$10.25	$132,476

Dan Voic	11/2/2017	—	12,000	$10.25	$66,238

Christopher H. Wright	11/2/2017	—	12,000	$10.25	$66,238

(1)	Stock option awards were issued on August 21, 2017 to Mr. Dwyer pursuant to our 2017 Employee Equity Incentive Plan. Stock option awards were issued on November 2, 2017 pursuant to our 2017 Employee Equity Incentive Plan, except Mr. Wright, who received his grant from the 2012 Employee Equity Incentive Plan. All stock options in the above table provide for vesting at 25% per year on the first four year anniversary dates of the grant date, with a stated expiration date of ten years after grant.

(2)	This amount represents the Black-Scholes computation as of that date of award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held as of June 30, 2018 by our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Not Vested
Stavros G. Vizirgianakis			(1)	$—		107,200
			(1)			133,000
			(1)			133,000

Joseph P. Dwyer
	—	100,000	(2)	10.20	8/21/2027
	—	12,000	(3)	10.25	11/2/2027

Robert S. Ludecker
	10,000	—	(3)	4.68	9/10/2023
	26,250	8,750	(4)	7.67	9/9/2024
	60,000	20,000	(5)	12.77	5/14/2025
	15,000	15,000	(6)	9.38	8/18/2025
	7,750	23,250	(7)	6.76	11/3/2026
	7,500	22,500	(8)	9.53	12/6/2026
	—	24,000	(2)	10.25	11/2/2027

Dan Voic
	7,500	—		2.19	9/13/2021
	17,500	—		2.96	9/13/2022
	26,250	—		4.68	9/10/2023
	26,249	8,751	(4)	7.67	9/9/2024
	17,500	17,500	(7)	9.38	8/18/2025
	3,750	11,250	(8)	9.53	12/6/2026
	—	12,000	(3)	10.25	11/2/2027

Christopher H. Wright
	7,500	2,500	(4)	7.67	9/9/2024
	7,500	7,500	(6)	9.38	8/18/2025
	3,750	11,250	(7)	6.76	11/3/2026
	8,750	26,250	(5)	9.53	12/6/2026
	—	12,000	(3)	10.25	11/2/2027

(1)	134,000 shares vesting in five equal installments on September 1, 2017, 2018, 2019, 2020 and 2021; 133,000 shares vest if both of the following conditions are satisfied simultaneously: (A) at any time prior to the third anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $35,000,000 and (B) the closing price of the Company’s Common Stock is at least $10.50 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days; and 133,000 shares vest if both of the following conditions are satisfied simultaneously: (A) at any time prior to the fifth anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $48,000,000 and (B) the closing price of the Company’s Common Stock is at least $13.00 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days.

(2)	Options issued 8/21/17 and vest equally over 4 years.

(3)	Options issued 11/2/17 and vest equally over 4 years.

(4)	Options issued 9/09/14 and vest equally over 4 years.

(5)	Options issued 5/14/2015 and vest equally on 11/14/2016, 5/14/2017, 5/14/2018 and 5/14/2019.

(6)	Options issued 8/18/2015 and vest equally over 4 years.

(7)	Options issued on 11/3/16 and vested equally over 4 years.

(8)	Options issued on 12/6/16 and vested equally over 4 years.

Stock Option Exercises

The following table shows all stock option exercises during fiscal 2018 by the named executive officers.

OPTION EXERCISES IN FISCAL 2018

Name of Executive Officer	Exercise Date	Number of Shares Acquired On Exercise	(1) Value Realized On Exercise

Stavros Vizirgianakis	9/21/2017	7,500	$18,713

(1)	Amounts reflect the difference between the exercise price of the options and the market value of the shares acquired upon exercise. Market values are based on the closing price per share of our Common Stock on the NASDAQ Global Market on the date of exercise.

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

Pursuant to the Dwyer Agreement, Mr. Dwyer’s initial term of employment runs through August 21, 2019, provided that the term shall be automatically renewed and extended for consecutive one (1) year renewal terms, unless either party sends to the other party a notice of non-renewal at least ninety (90) days prior to the expiration of the initial term or any then-current renewal term. Mr. Dwyer will receive an annual base salary of not less than two hundred seventy-five thousand dollars ($275,000) per annum, subject to review by the Board at least annually for increase but not for decrease. Mr. Dwyer is also eligible to receive annual bonuses in the discretion of the Board. If the Company terminates Mr. Dwyer’s employment without cause (as defined in the Dwyer Agreement), the Company provides a notice of non-renewal, or Mr. Dwyer terminates his employment for good reason (as defined in the Dwyer Agreement), Mr. Dwyer shall be entitled to receive (i) a lump-sum cash payment from the Company in an amount equal to fifty percent of the annual base salary if the applicable termination of employment takes place prior to the first anniversary of the effective date of the Dwyer Agreement or one hundred percent of the annual base salary if the applicable termination of employment takes place on or at any time after the first anniversary of the effective date of the Dwyer Agreement and (ii) continuation of all employee benefits and fringe benefits to which he was entitled under the Dwyer Agreement immediately prior to such termination of employment for a period of six or twelve months (as the case may be based upon the same time criteria as the cash severance) following the termination of employment. The Dwyer Agreement also contains non-competition and non-solicitation covenants from Mr. Dwyer during the term of employment and for a period of 12 months thereafter.

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

Dwyer Consulting Agreement

On September 13, 2016, the Company appointed Joseph Dwyer as the Company’s interim Chief Financial Officer, reporting to the Company’s Chief Executive Officer and Audit Committee. The Company entered into a Consulting Agreement, dated September 13, 2016, with Dwyer Holdings LLC (“Dwyer Co.”) to provide Mr. Dwyer’s services to the Company (the “Dwyer Consulting Agreement”). The Dwyer Consulting Agreement was in effect for a one (1) year period, cancellable by either party upon five (5) days’ notice any time after the initial two (2) months of the term. Dwyer Co. was paid $30,000 per month for Mr. Dwyer’s services. On October 25, 2016, the Company entered into Amendment No. 1 to Consulting Agreement (the “Amendment”) with Dwyer Holdings LLC. The Amendment amended the Dwyer Consulting Agreement solely to: (i) require that the Company provide Mr. Dwyer with coverage under its directors’ and officers’ liability policy that is no less favorable than the coverage then provided to any other present or former executive, officer or director of the Company during the term of the Dwyer Consulting Agreement and for a period of at least five years thereafter and (ii) provide that should Mr. Dwyer be required or requested by the Company to provide documentary evidence or testimony in connection with any claim or legal matter arising from or connected with the services provided under the Dwyer Agreement, the Company shall pay all reasonable expenses (including fees of legal counsel) in complying therewith and, following the term of the Dwyer Consulting Agreement, $400 per hour for sworn testimony or preparation therefor payable in advance. The Dwyer Consulting Agreement was superseded by the Dwyer Agreement described above.

Executive Severance Agreements

On September 15, 2016, the Company and Robert S. Ludecker entered into a letter agreement (the “Ludecker Agreement”) which provides that in the event (i) Mr. Ludecker’s employment with the Company is terminated by the Company on or before September 15, 2018 for any reason other than for Cause (as defined in the Ludecker Agreement), the Company will pay him a one-time additional compensation equal to twelve (12) months annual base salary and (ii) of a Change in Control of Misonix (as defined in the Ludecker Agreement) and his employment by the Company or the acquiring company ceases (x) involuntarily or (y) voluntarily in accordance with the terms of the Ludecker Agreement, Mr. Ludecker will be entitled to a one-time additional compensation equal to twelve (12) months annual base salary. The Ludecker Agreement contains standard provisions regarding (i) execution of a release and covenant not to sue; (ii) cooperation; (iii) confidentiality; (iv) non-competition; (v) non-solicitation; and (vi) non-disparagement.

Summary of Potential Payments Upon Termination or Following a Change-In-Control

Severance Agreement and Severance Payments

Except as described above, we did not have severance agreements with any of our Executive Officers during fiscal 2018.

Change-in-Control and Change-in-Control Payments

In the event of a change-in-control, we are required to make certain change-in-control payments to Mr. Ludecker and Mr. Voic under the terms of the change-in-control agreements. The agreements provide for twelve (12) months base salary upon change in control of the Company.

The following table shows the benefits which would be received by each of our named executive officers for severance and change-in-control events (data with respect to equity awards assumes at change of control at June 30, 2018):

	Severance Payments			Change-in-Control Payments
	Salary	Employee Benefits	Total	Salary	Employee Benefits	Equity Awards	Total

Stavros G. Vizirgianakis	$556,200	$32,040	$588,240	$—	$—	$4,627,680	$4,627,680

Joseph P. Dwyer	$141,625	$10,000	$151,625	$—	$—	$245,800	$245,800

Robert S. Ludecker	$284,109	$—	$284,109	$284,109	$—	$646,040	$930,149

Dan Voic	$—	$—	$—	$193,912	$—	$784,600	$978,512

Christopher H. Wright	$—	$—	$—		$—	$303,625	$303,625

Tax deductibility of Executive Compensation

Section 162 (m) of the Code limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of our most highly compensated officers in any year. In fiscal 2018, there was no executive officer’s compensation that exceeded $1,000,000 other than Mr. Dwyer, who’s compensation was $1,050,720 for fiscal 2018.

Equity Plans

As of June 30, 2018, the Company had the following stock plans with options or other grants outstanding or available for issuance:

Plan	Initial Shares	Granted	Exercised	Expired / Forfeited	Outstanding	Available For Issuance

2001 Employee Stock Option Plan	1,000,000	1,251,261	376,368	868,955	5,938	—
2005 Employee Equity Incentive Plan	500,000	547,125	490,550	48,925	7,650	—
2005 Non Employee Director Stock Option Plan	200,000	195,000	112,500	37,500	45,000	—
2009 Employee Equity Incentive Plan	500,000	624,925	386,350	125,600	112,975	675
2009 Non Employee Director Stock Option Plan	200,000	225,000	56,250	75,000	93,750	50,000
2012 Employee Equity Incentive Plan	500,000	695,000	122,370	196,000	376,630	1,000
2012 Non Employee Director Stock Option Plan	200,000	222,500	3,750	45,000	173,750	22,500
2014 Employee Equity Incentive Plan	750,000	505,000	3,625	158,875	342,500	3,875
2017 Equity Incentive Plan	750,000	172,000	—	—	172,000	578,000

Total					1,330,193	656,050

Director Compensation For Fiscal 2018

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

The following table sets forth information for the fiscal year ended June 30, 2018 with respect to the compensation of our directors.

DIRECTOR COMPENSATION FOR THE 2018 FISCAL YEAR

	DIRECTOR COMPENSATION FOR THE 2018 FISCAL YEAR
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
John W. Gildea	$35,000	74,905	$109,905

Dr. Charles Miner III	$35,000	74,905	$109,905

Thomas M. Patton	$45,000	112,357	$157,357

Patrick A. McBrayer	$35,000	99,873	$134,873

Outstanding options at June 30, 2018 were as follows: Mr. Gildea - 105,000 shares, Dr. Miner - 90,000 shares, Mr. McBrayer - 50,000 shares, and Mr. Patton - 37,500 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of August 15, 2018, certain information with regard to the ownership of the Company’s Common Stock by (i) each beneficial owner of 5% or more of the Company’s Common Stock; (ii) each director; (iii) each executive officer named in the “Summary Compensation Table” above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent Of Class

Stavros G. Vizirgianakis	1,659,828	(2)	17.5%
South Africa Alpha Capital Management Ltd. and Praesidium Capital Management (Pty) Ltd.	502,270	(3)	5.3%
Patrick A. McBrayer	39,850	(4)	*
Charles Miner	108,132	(5)	1.1%
Thomas M. Patton	35,000	(6)	*
Gwendolyn A. Watanabe	—		*
Joseph P. Dwyer	26,300	(7)	*
Robert S. Ludecker	147,693	(8)	1.5%
Dan Voic	255,144	(9)	2.7%
Christopher H. Wright	35,750	(10)	*

All executive officers and Directors as a group (Eleven people)	2,320,697	(11)	23.4%

* Less than 1%

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o MISONIX, INC., 1938 New Highway, Farmingdale, New York 11735.

(2)	Includes 18,750 shares which Mr. Vizirgianakis has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(3)	Based upon information set forth in a Schedule 13G Amendment No. 1 filed with the SEC on February 14, 2018, by South Africa Alpha Capital Management Ltd. (“SAACM”) and Praesidium Capital Management (Pty) Ltd. (“PCM”). SAACM and PCM each hold shared voting and dispositive power over all of the indicated shares. SAACM’s business address is 69 Front Street, Hamilton, Bermuda, HM12; PCM’s business address is The Terraces, Block G, Steenberg Office Park, Silverwood Close, Tokai, Cape Town, South Africa.

(4)	Includes 38,750 shares which Mr. McBrayer has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(5)	Includes 78,750 shares which Dr. Miner has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(6)	Includes 30,000 shares which Mr. Patton has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(7)	Includes 25,000 shares which Mr. Dwyer has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(8)	Includes 138,250 shares which Mr. Ludecker has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(9)	Includes 116,249 shares which Mr. Voic has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(10)	Includes 33,750 shares which Mr. Wright has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(11)	Includes 491,499 shares which such persons have the right to acquire upon exercise of stock options which are exercisable within 60 days.

Equity Compensation Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

I.2001 Plan	5,938	$1.82	—
II. 2005 Plan	7,650	$2.55	—
III. 2005 Directors Plan	45,000	$2.49	—
IV. 2009 Plan	112,975	$4.91	675
V. 2009 Directors Plan	93,750	$7.18	50,000
VI. 2012 Plan	376,630	$7.92	1,000
VII. 2012 Directors Plan	173,750	$9.88	22,500
VIII. 2014 Plan	342,500	$10.28	3,875
IX. 2017 Plan	172,000	$10.22	578,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,330,193	$8.53	656,050

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Compensation

Please see Item 11 - “Executive Compensation - Director Compensation” for a discussion of options granted and other compensation to our non-employee directors.

Executive Compensation

Please see Item 11 - “Executive Compensation” for additional information on compensation of our named executive officers.

Director Independence

The Company is required to have a Board of Directors a majority of whom are “independent” as defined by the Nasdaq listing standards and to disclose those Directors that the Board of Directors has determined to be independent. Based on such definition, the Board of Directors has determined that all Directors other than Stavros G. Vizirgianakis, who is an officer of the Company, are independent. See “Item 10. Directors, Executive Officers of the Registrant and Corporate Governance”.

Item 14. Principal Accountant Fees and Services.

Audit Fees

BDO USA, LLP (“BDO”) billed the Company $210,131 and $0 in the aggregate for services rendered for the audit of the Company’s 2018 and 2017 fiscal years, respectively, and the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2018 and 2017 fiscal years, respectively.

Audit-Related Fees

None.

Tax Fees and All Other Fees

BDO did not provide any tax services or other services to the Company during the fiscal years ended June 30, 2018 and 2017 respectively.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

		Schedule II - Valuation and Qualifying Accounts.

	3.	Exhibits

	3 (a)	Restated Certificate of Incorporation of the Company. (1)

	3 (b)	By-laws of the Company. (2)

	10.1	Form of Indemnification Agreement. (3)

	10.2	Development and Option Agreement dated August 27, 1996 between the Company and United States Surgical Corporation. (4)

	10.3	License Agreement dated October 16, 1996 between the Company and United States Surgical Corporation. (4)

*	10.4	1996 Non-Employee Director Stock Option Plan. (5)

*	10.5	1996 Employee Incentive Stock Option Plan. (5)

*	10.6	1998 Employee Stock Option Plan. (6)

*	10.7	2001 Employee Stock Option Plan. (7)

*	10.8	2005 Employee Equity Incentive Plan. (8)

*	10.9	2005 Non-Employee Director Stock Option Plan. (8)

*	10.10	2009 Employee Equity Incentive Plan. (9)

*	10.11	2009 Non-Employee Director Stock Option Plan. (9)

	10.12	Asset Purchase Agreement, dated as of May 28, 2010, among MISONIX, INC., MISONIX HIFU TECHNOLOGIES LIMITED, MISONIX LIMITED and USHIFU, LLC. (10)

*	10.13	Letter Agreement, dated November 14, 2011, by and between MISONIX, INC. and Richard A. Zaremba. (11)

*	10.14	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (12)

*	10.15	Letter Agreement, dated as of July 1, 2012, by and between MISONIX, INC. and Michael A. McManus, Jr. (12)

*	10.16	Letter Agreement, dated May 7, 2013 by and between MISONIX, INC. and Stavros G. Vizirgianakis. (13)

*	10.17	2012 Employee Equity Incentive Plan. (14)

*	10.18	2012 Non-Employee Director Stock Option Plan. (14)

*	10.19	2014 Employee Equity Incentive Plan. (15)

*	10.20	Employment Agreement, dated May 22, 2015, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

*	10.21	Letter Agreement, dated as of May 22, 2015, by and between MISONIX, INC. and Michael A. McManus, Jr. (16)

	10.22	Lease Modification Agreement, dated as of July 1, 2015, between Sanwood Realty and MISONIX, INC. (17)

*	10.23	Retirement Agreement and General Release, dated August 26, 2016, between Michael A. McManus, Jr. and MISONIX, INC (18)

*	10.24	Consulting Agreement, dated September 13, 2016, by and between MISONIX, INC. and Dwyer Holdings LLC (19)

*	10.25	Letter Agreement, dated September 15, 2016, by and between MISONIX, INC. and Richard A. Zaremba (20)

*	10.26	Letter Agreement, dated September 15, 2016, by and between MISONIX, INC. and Robert S. Ludecker (20)

	10.27	Stock Purchase Agreement dated October 25, 2016 between MISONIX, INC. and Stavros G. Vizirgianakis (21)

*	10.28	Amendment No. 1 to Consulting Agreement between the Company and Joseph Dwyer dated October 25, 2016 (21)

*	10.29	Employment Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

*	10.30	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

*	10.31	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

*	10.32	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

*	10.33	2017 Equity Incentive Plan (23)

*	10.34	Employment Agreement dated August 21, 2017 between the Company and Joseph P. Dwyer (24)

*	10.35	Amendment dated as of September 18, 2017 to letter agreement between the Company and Richard A. Zaremba (25)

	10.36	License and Exclusive Manufacturing Agreement between Misonix, Inc. and Hunan Xing Hang Rui Kang Bio-technologies Co. Ltd (confidential treatment has been granted for portions of this exhibit) (26)

	10.37	Amendment No. 1 to License and Exclusive Manufacturing Agreement dated February 26, 2018 between Misonix, Inc. and Hunan Xing Hang Rui Kang Bio-technologies Co. Ltd (27)

23.1	Consent of BDO USA, LLP

23.2	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Scheme Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*Denotes management compensation plan, agreement or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-165088).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 3, 2014.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(5)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 19, 1997.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-78795).

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166).

(8)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(9)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 4, 2010.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2011.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 13, 2012.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 10, 2013.

(14)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 4, 2012.

(15)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 3, 2015.

(16)	Incorporated by reference by the Company’s Current Report on Form 8-K filed on May 26, 2015.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 8, 2015.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 26, 2016.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 14, 2016.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 16, 2016.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2016.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 19, 2016.

(23)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed on July 19, 2017.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 23, 2017.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2017.

(26)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 6, 2018.

(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

Date: September 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros G. Vizirgianakis	Chief Executive Officer and Director	September 13, 2018
Stavros G. Vizirgianakis	(principal executive officer)

/s/ Joseph P. Dwyer	Chief Financial Officer	September 13, 2018
Joseph P. Dwyer	(principal financial and accounting officer)

/s/ Patrick A. McBrayer	Director	September 13, 2018
Patrick A. McBrayer

/s/ Charles Miner III	Director	September 13, 2018
Charles Miner III

/s/ Thomas M. Patton	Director	September 13, 2018
Thomas M. Patton

/s/ Gwendolyn A. Watanabe	Director	September 13, 2018
Gwendolyn A. Watanabe

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the years ended June 30, 2018, June 30, 2017 and June 30, 2016

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MISONIX, INC.

Farmingdale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of MISONIX, INC. and its Subsidiaries (collectively, the “Company”) as of June 30, 2018, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended June 30, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, during the year ended June 30, 2018, the Company adopted FASB issued Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718)”.   As a result, the Company recorded a cumulative impact adjustment to accumulated deficit upon adoption.  Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Melville, New York

September 13, 2018

Board of Directors and Shareholders

MISONIX, INC.

We have audited the accompanying consolidated balance sheet of MISONIX, INC. and Subsidiaries (collectively, the “Company”) as of June 30, 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended June 30, 2017 and 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISONIX, INC. and Subsidiaries as of June 30, 2017, and the results of their operations and their cash flows for the years ended June 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

August 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MISONIX, INC.

Farmingdale, New York

Opinion on Internal Control over Financial Reporting

We have audited Misonix’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Misonix, Inc. as of June 30, 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated September 13, 2018 expressed an unqualified opinion thereon and included an emphasis-of matter paragraph regarding the adoption of FASB issued Accounting Standards Updated No. 2016-09 “Compensation-Stock Compensation (Topic 718)”, as discussed in Note 1 to the consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over a lack of consistency in the approval of manual journal entries to the general ledger has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated September 13, 2018 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Melville, New York

September 13, 2018

MISONIX, INC. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2018	June 30, 2017

Assets
Current assets:
Cash and cash equivalents	$10,979,455	$11,557,071
Accounts receivable, less allowance for doubtful accounts of $200,000 and $96,868, respectively	5,245,549	5,133,389
Inventories, net	5,019,886	4,992,434
Prepaid expenses and other current assets	611,647	918,899
Total current assets	21,856,537	22,601,793

Property, plant and equipment, net of accumulated amortization and depreciation of $9,023,235 and $6,976,282, respectively	4,188,378	3,730,203
Patents, net of accumulated amortization of $1,063,393 and $885,394, respectively	757,447	719,136
Goodwill	1,701,094	1,701,094
Intangible and other assets	517,295	282,876
Deferred income tax	—	4,334,547
Total assets	$29,020,751	$33,369,649

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,794,098	$1,861,228
Accrued expenses and other current liabilities	2,812,172	3,346,138
Total current liabilities	4,606,270	5,207,366

Deferred lease liability	—	9,354
Deferred income	13,303	13,087
Total liabilities	4,619,573	5,229,807

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value-shares authorized 40,000,000; 9,430,466 and 9,357,166 shares issued and outstanding in each period	94,305	93,572
Additional paid-in capital	39,772,973	36,808,810
Accumulated deficit	(15,466,100)	(8,762,540)
Total shareholders’ equity	24,401,178	28,139,842
Total liabilities and shareholders’ equity	$29,020,751	$33,369,649

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	June 30,
	2018	2017	2016

Revenues
Product	$32,669,826	$27,269,963	$23,113,194
License	4,010,000	$—	$—
Total revenue	$36,679,826	$27,269,963	$23,113,194

Cost of goods sold	9,794,898	8,217,439	7,640,626
Gross profit	26,884,928	19,052,524	15,472,568

Operating expenses:
Selling expenses	16,368,381	14,220,907	12,632,961
General and administrative expenses	9,063,139	9,595,206	6,829,516
Research and development expenses	4,394,149	1,837,497	1,839,479
Total operating expenses	29,825,669	25,653,610	21,301,956
Loss from operations	(2,940,741)	(6,601,086)	(5,829,388)

Other income (expense):
Interest income	26,123	75	81
Royalty income	525,438	3,771,610	3,948,757
Other	2,274	(36,211)	(21,878)
Total other income	553,835	3,735,474	3,926,960

(Loss) from continuing operations before income taxes	(2,386,906)	(2,865,612)	(1,902,428)

Income tax expense (benefit)	5,416,646	(1,022,808)	(573,351)

Net (loss) from continuing operations	(7,803,552)	(1,842,804)	(1,329,077)
Discontinued operations:
Gain from sale of discontinued operations net of tax of $58,883, $88,375 and $93,069, respectively	191,117	161,625	156,931
Net income from discontinued operations	191,117	161,625	156,931
Net (loss)	$(7,612,435)	$(1,681,179)	$(1,172,146)

Net income (loss) per share:
Continuing operations:
Basic	$(0.87)	$(0.22)	$(0.17)
Diluted	$(0.87)	$(0.22)	$(0.17)

Discontinued operations
Basic	$0.02	$0.02	$0.02
Diluted	$0.02	$0.02	$0.02

Combined
Basic	$(0.85)	$(0.20)	$(0.15)
Diluted	$(0.85)	$(0.20)	$(0.15)

Weighted average shares - Basic	9,009,189	8,398,778	7,776,949
Weighted average shares - Diluted	9,009,189	8,398,778	7,776,949

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock,
	$.01 Par Value		Treasury Stock		Additional		Total
	Number		Number		paid-in	Accumulated	shareholders’
	of shares	Amount	of shares	Amount	capital	deficit	equity
Balance, June 30, 2015	7,869,095	$78,691	(124,982)	$(946,260)	$30,531,129	$(5,909,215)	$23,754,345
Net (loss)	—	—	—	—	—	(1,172,146)	(1,172,146)
Proceeds from exercise of stock options	79,139	791	(13,867)	(153,092)	341,748	—	189,447
Stock-based compensation	—	—	—	—	1,629,644	—	1,629,644
Balance, June 30, 2016	7,948,234	$79,482	(138,849)	$(1,099,352)	$32,502,521	$(7,081,361)	$24,401,290
Net (loss)	—	—	—	—	—	(1,681,179)	(1,681,179)
Sale of common stock	761,469	7,615	—	—	3,992,385		4,000,000
Issuance of restricted stock	400,000	4,000	—	—	(4,000)	—	—
Proceeds from exercise of stock options	247,463	2,475	138,849	1,099,352	(768,235)	—	333,592
Stock-based compensation	—	—	—	—	1,086,139	—	1,086,139
Balance, June 30, 2017	9,357,166	$93,572	—	$—	$36,808,810	$(8,762,540)	$28,139,842
Implementation of new accounting standard						908,875	908,875
Net (loss)	—	—	—	—	—	(7,612,435)	(7,612,435)
Proceeds from exercise of stock options	73,300	733	—	—	335,335	—	336,068
Stock-based compensation	—	—	—	—	2,628,828	—	2,628,828
Balance, June 30, 2018	9,430,466	$94,305	—	$—	$39,772,973	$(15,466,100)	$24,401,178

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended June 30,
	2018	2017	2016
Operating activities
Net (loss)	$(7,612,435)	$(1,681,179)	$(1,172,146)
Net (income) from discontinued operations	(191,117)	(161,625)	(156,931)
Adjustments to reconcile net (loss) to net cash used in continuing operating activities:
Depreciation and amortization	1,427,225	1,066,844	1,651,972
Bad debt expense	55,390	—	(30,000)
Deferred income tax expense (benefit)	5,243,422	(939,857)	(502,262)
Stock-based compensation	2,628,828	1,086,139	1,629,644
Deferred income	216	(18,598)	(8,966)
Deferred lease liability	(9,354)	92	9,262
Changes in operating assets and liabilities:
Accounts receivable	(167,550)	(1,263,962)	641,820
Inventories	(1,410,356)	(873,136)	(2,823,304)
Prepaid expenses and other assets	72,833	(404,608)	(186,211)
Accounts payable, accrued expenses	(601,096)	1,917,232	630,882
Net cash used in continuing operations	(563,994)	(1,272,658)	(316,240)

Investing activities
Acquisition of property, plant and equipment	(375,419)	(490,421)	(471,829)
Additional patents	(165,388)	(224,394)	(132,731)
Net cash used in investing continuing activities	(540,807)	(714,815)	(604,560)
Net cash provided by investing activities - discontinued operations	191,117	161,625	156,931
Net cash used in investing activities	(349,690)	(553,190)	(447,629)

Financing activities
Proceeds from sale of common stock	—	4,000,000	—
Proceeds from exercise of stock options	336,068	333,592	189,447
Net cash provided by financing activities from continuing operations	336,068	4,333,592	189,447

Net (decrease)/increase in cash and cash equivalents	(577,616)	2,507,744	(574,422)
Cash and cash equivalents at beginning of period	11,557,071	9,049,327	9,623,749
Cash and cash equivalents at end of period	$10,979,455	$11,557,071	$9,049,327

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$704	$10,179	$140,931
Transfer of inventory to property, plant and equipment for the consignment of product	$1,382,904	$1,703,637	$1,303,532

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2018, 2017, and 2016

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Organization and Business

Misonix designs, manufactures, develops and markets therapeutic ultrasonic devices. These products are used for precise bone sculpting, removal of soft tumors, and tissue debridement in the fields of orthopedic surgery, plastic surgery, neurosurgery, podiatry and vascular surgery. In the United States, our products are marketed primarily through a hybrid sales approach. This includes direct sales representatives, managed by regional sales managers, along with independent distributors. Outside the United States, we sell BoneScalpel and SonaStar to specialty distributors who purchase products from us to resell to their clinical customer bases. We sell to all major markets in the Americas, Europe, Middle East, Asia Pacific and Africa. The Company operates as one business segment.

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare will pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through June 30, 2018 were $2,542,579.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  All of the Company’s cash is maintained in bank accounts and accordingly it does not have cash equivalents at June 30, 2018. The Company’s cash balance at June 30, 2018 was $10,979,455.

The Company maintains cash balances at various financial institutions. At June 30, 2018, these financial institutions held cash that was approximately $10,729,455 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

Included in sales from continuing operations are sales to the Company distributor of SonaStar in China of $6,969,258, $0 and $0, for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, inclusive of product licensing fees of $4,010,000. Accounts receivable from this customer were $293,915 at June 30, 2018.

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to their sales of the Company’s ultrasonic cutting and sculpting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $525,000, $3,764,000 and $3,903,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Accounts receivable from MMIT royalties were $0 and $925,000 at June 30, 2018 and 2017, respectively. The license agreement with MMIT expired in August 2017.

At June 30, 2018 and 2017, the Company’s accounts receivable with customers outside the United States were approximately $1,630,000 and $860,000, respectively, none of which is over 90 days.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of raw materials, work-in process and finished goods and include purchased materials, direct labor and manufacturing overhead. Management evaluates the need to record adjustments to write down inventory to the lower of cost or net realizable value on a quarterly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods and it writes down its inventory for estimated obsolescence based upon the age of inventory and assumptions about future demand and usage. Inventory items used for demonstration purposes, rentals or on consignment are classified as property, plant and equipment.

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

License revenue is recorded when 1) a contract has been executed, 2) the underlying intellectual property has been transferred, 3) the payment terms are identified and 4) the risk of a reversal of revenue from lack of receipt of consideration or other factors has passed. License revenue for the years ended June 30, 2018, 2017 and 2016 was $4,010,000, $0 and $0, respectively.

On October 19, 2017, the Company entered into a License and Exclusive Manufacturing Agreement (the “Agreement”) with Hunan Xing Hang Rui Kang Bio-technologies Co., Ltd., a Chinese corporation (the “Licensee”or “Hunan” ) under which Misonix has licensed certain manufacturing and distribution rights to its SonaStar product line in China, Hong Kong and Macau (the “Territory”) in exchange for payments totaling at least $11,000,000.

The Agreement with Hunan provides for the following three primary revenue streams:

a)	Sales of Misonix SonaStar products, totaling $990,000, which have been recognized as product revenue when the products were shipped. For the quarters ended September 30, 2017, December 31, 2017 and March 31, 2018, revenue of $270,000, $570,000 and $150,000, respectively, was recognized from these product shipments, which completed the initial product shipment requirement under the Agreement.

b)	A technology license fee of $4,010,000, relating to the granting of a technology license to Hunan, allowing Hunan to manufacture and sell SonaStar products in China. The applicable technology was delivered to Hunan in the quarter ended March 31, 2018, and the license fee was recorded in full in that quarter. This technology license fee will be accounted for as “Revenue - License” in our statement of operations in the quarter ended March 31, 2018.

c)	A royalty fee based on the number of generators manufactured and sold by Hunan in China during the initial 10 year term of the Agreement. For the calendar years 2019, 2020 and 2021, Hunan will pay a minimum royalty fee of $2 million per year. After 2021, there are no minimum royalties. These royalty payments will be recorded as “Revenue – Royalty” when the royalties are earned.

In addition, the Agreement contains a provision allowing for Misonix to be reimbursed by Hunan for it’s out of pocket costs to assist Hunan with training to build the product, to the extent Hunan requests any training. We consider this option to be a substantive option which should be accounted for as a separate event as the event occurs rather than as a deliverable in the original arrangement. We also believe that this will be an immaterial portion of this contract.

During the year ended June 30, 2018, the Company delivered the licensed SonaStar technology to the Licensee, and recorded license revenue of $4,010,000.

Long-Lived Assets

The carrying values of intangible and other long-lived assets, excluding goodwill, are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment was deemed to exist in fiscal 2018 and 2017.

Goodwill

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of this impairment test requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company also compares its market capitalization to the value of its goodwill to view for evidence of impairment. The Company completed its annual goodwill impairment tests for fiscal 2018 and 2017 as of June 30th each year. No impairment of goodwill was deemed to exist in fiscal 2018 and 2017.

Patents

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents totaled $757,447 and $719,136 at June 30, 2018 and 2017, respectively. Amortization expense for the years ended June 30, 2018, 2017 and 2016 was approximately $127,000, $110,000 and $94,000, respectively.

The following is a schedule of estimated future patent amortization expense as of June 30, 2018 during the following fiscal years:

2019	$125,961
2020	101,483
2021	95,312
2022	62,765
2023	61,695
Thereafter	310,231
$757,447

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

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the twelve months ended
	June 30,
	2018	2017	2016

Basic weighted average shares outstanding	9,009,189	8,398,778	7,776,949
Dilutive effect of resticted stock awards (participating securities)	—	—	—

Denominator for basic earnings per share	9,009,189	8,398,778	7,776,949

Dilutive effect of stock options	—	—	—

Diluted weighted average shares outstanding	9,009,189	8,398,778	7,776,949

Diluted EPS for the three years ended June 30, 2018 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are the dilutive effect of options to purchase 211,801, 473,848, and 467,733 shares of common stock for the years ended June 30, 2018, 2017 and 2016, respectively. Also excluded from the calculation of both basic and diluted earnings per share for the years ended June 30, 2018 and 2017 are the 400,000 shares of restricted common stock which were issued in December 2016.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Advertising Expense

The cost of advertising is expensed in the period the advertising first takes place. The Company incurred approximately $0, $76,000 and $386,000 in advertising costs during the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Advertising costs are reported in selling expenses on the statement of operations.

Depreciation Expense for Consigned Inventory

The Company typically provides to its United States customers, on a consignment basis, the generators used to power its BoneScapel and SonicOne products. Title to these generators remains at all times with the Company. When these generators are deployed in the field at customer locations, the Company depreciates these units over a five year period and charges the depreciation to selling expenses. Depreciation expense relating to consigned generators for the three years ended June 30, 2018 was $487,000, $425,000 and $416,000, respectively. Prior to fiscal 2017, consigned units were depreciated over a three year period. The impact of this change in accounting estimate was a reduction in expense of approximately $283,000 for the year ended June 30, 2017, compared to what the expense would have been without this change.

Shipping and Handling

Shipping and handling fees for the fiscal years ended June 30, 2018, 2017 and 2016 were approximately $99,000, $119,000 and $109,000 respectively, and are reported as a component of net sales. Shipping and handling costs for the fiscal years ended June 30, 2018, 2017 and 2016 were approximately $289,000, $337,000 and $142,000, respectively, and are reported as a component of selling expenses.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently updated. This purpose of the updated standard is to provide enhancements to the quality and consistency of revenue recognition between companies using U.S. GAAP and International Financial Reporting Standards. The new five-step recognition model introduces the core principle of recognizing revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the promised goods or services.

When effective, as amended, ASU 2014-09 will require us to use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures to describe the nature, amount, timing and uncertainty of revenue, certain costs and cash flows arising from our contracts with customers).  This standard became effective for the Company on July 1, 2018 and we will adopt the new pronouncement under the modified retrospective approach.

We have reviewed our various revenue streams within our reporting segment and have gathered data regarding the segregation of those revenue streams into the following types for analysis (i) sale of medical device products under standard ship and bill practices, (ii) consignment and leasing of medical device products, and (iii) licensing agreements related to medical technology. We have gathered data and quantified the amount of sales by type of revenue stream and categorized the types of sales for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU.  We have finalized our review on our medical device product sales and the consignment and leasing of medical devices. We generally anticipate having substantially similar performance obligations under the new guidance as compared with deliverables and units of account currently being recognized.  We expect to recognize an immaterial adjustment to retained earnings reflecting the cumulative impact for the above described revenue streams.

Due to the nature of the licensing agreements that the Company enters into, the revenue recognition treatment required under the new standard will depend on contract-specific terms. The Company is in the process of concluding on the impact that the standard will have on this revenue stream and will need to consistently evaluate the nature of any implicit price concession granted on a major license and IP agreement with the Company’s Chinese partner which will impact the timing of royalty revenue to be recorded under the contract. This may result in revenue being recognized on this license earlier than current practice although such revenue has not yet been recorded and the Company has not yet concluded on any necessary adjustment to retained earnings upon adoption.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” intended to simplify several aspects of accounting for share-based payment transactions. The Company adopted these amendments beginning in the first quarter of fiscal 2018. The guidance requires that all excess tax benefits and tax deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense. The guidance allows for an increase in the threshold for net share settlement up to the maximum statutory rate in employees’ applicable jurisdictions without triggering liability classification. The adoption of this guidance had an immaterial impact on income taxes on the Company’s Consolidated Statement of Operations for the year ended June 30, 2018. The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, which had an immaterial impact on both net cash from operating activities and net cash used in financing activities for the year ended June 30, 2018. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the Company’s Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result, the Company recorded the cumulative impact of $908,875 as an increase to Deferred Income Taxes with a corresponding decrease to Accumulated Deficit.

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

At June 30, 2018 and 2017, all of our cash, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

3. Inventories

Inventories are summarized as follows:

	June 30, 2018	June 30, 2017
Raw material	$3,540,205	$2,409,148
Work-in-process	180,442	741,994
Finished goods	1,743,497	3,267,232
	5,464,144	6,418,374
Less valuation reserve	444,258	1,425,940
	$5,019,886	$4,992,434

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2018	June 30, 2017
Demonstration and consignment inventory	$8,227,878	$6,951,583
Machinery and equipment	2,582,244	2,452,363
Furniture and fixtures	1,464,325	1,406,758
Leasehold improvements	691,751	691,751
Software systems	223,087	—
Automobiles	22,328	22,328
	13,211,613	11,524,783
Less: accumulated depreciation and amortization	(9,023,235)	(7,794,580)
	$4,188,378	$3,730,203

Depreciation and amortization of property, plant and equipment totaled approximately $1,300,000, $957,000 and $1,339,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

5. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30, 2018	June 30, 2017

Accrued payroll, payroll taxes and vacation	$351,435	$715,245
Accrued bonus	552,988	343,400
Accrued commissions	742,807	751,000
Professional fees	102,065	662,537
Litigation settlement	—	500,000
Deferred income	13,303	27,901
Deferred foreign taxes	401,000	—
Vendor and sales tax accruals	648,574	346,055

	$2,812,172	$3,346,138

6. Stock-Based Compensation Plans

At June 30, 2018, the Company had outstanding equity-linked grants under eight stock-based compensation plans (the “Plans”), as follows:

Plan	Initial Shares	Granted	Exercised	Expired / Forfeited	Outstanding	Available For Issuance

2001 Employee Stock Option Plan	1,000,000	1,251,261	376,368	868,955	5,938	—
2005 Employee Equity Incentive Plan	500,000	547,125	490,550	48,925	7,650	—
2005 Non Employee Director Stock Option Plan	200,000	195,000	112,500	37,500	45,000	—
2009 Employee Equity Incentive Plan	500,000	624,925	386,350	125,600	112,975	675
2009 Non Employee Director Stock Option Plan	200,000	225,000	56,250	75,000	93,750	50,000
2012 Employee Equity Incentive Plan	500,000	695,000	122,370	196,000	376,630	1,000
2012 Non Employee Director Stock Option Plan	200,000	222,500	3,750	45,000	173,750	22,500
2014 Employee Equity Incentive Plan	750,000	505,000	3,625	158,875	342,500	3,875
2017 Equity Incentive Plan	750,000	172,000	—	—	172,000	578,000

Total					1,330,193	656,050

The compensation cost that has been charged against income for these plans was $1,728,491, $1,086,139 and $1,629,644 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, and is recorded in the department associated with the employee to which the grants are issued. The expense for fiscal 2018 included a reversal of stock compensation from prior periods due to forfeitures of unvested options of $625,202. As of June 30, 2018, there was $4,617,767 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.4 years, which includes $2,248,649 of unrecognized compensation expense on restricted stock awards.

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

The weighted average fair value at date of grant for options granted during the fiscal years ended June 30, 2018, 2017 and 2016 was $5.50, $4.46 and $4.68 per share, respectively. The fair value was estimated based on the weighted average assumptions of:

	For the three years ended June 30,
	2018	2017	2016
Risk-free interest rates	1.98%	1.80%	1.71%
Expected option life in years	5.95	6.25	6.25
Expected stock price volatility	57.42%	54.68%	55.41%
Expected dividend yield	0%	0%	0%

A summary of option activity under the Plans as of June 30, 2018, 2017 and 2016, and changes during the years ended on those dates is presented below:

		Options
	Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of June 30, 2015	1,557,616	5.80	$6,553,821
Vested and exercisable at June 30, 2015	620,256	3.19	$3,911,604
Granted	320,000	8.80
Exercised	(82,737)	4.60
Forfeited	(4,375)	9.23
Expired	(280)	5.82
Outstanding as of June 30, 2016	1,790,224	$6.38	$1,675,072
Vested and exercisable at June 30, 2016	813,349	$3.82	$1,501,208
Granted	327,500	8.34
Exercised	(527,663)	3.30
Forfeited	(383,625)	8.23
Expired	(15,200)	8.51
Outstanding as of June 30, 2017	1,191,236	$7.66	$2,748,956
Vested and exercisable at June 30, 2017	517,361	$6.33	$1,923,794
Granted	305,500	10.10
Exercised	(76,418)	5.47
Forfeited	(15,125)	7.89
Expired	(75,000)	4.87
Outstanding as of June 30, 2018	1,330,193	$8.47	$5,369,557
Vested and exercisable at June 30, 2018	681,316	$7.67	$3,355,240

The total fair value of shares vested during the year ended June 30, 2018 was $1,553,905. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2018 was 673,875 and $4.77, respectively. The number and weighted-average grant-date fair value of stock options which vested during fiscal 2018 was 648,777 and $5.08, respectively.

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

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.4 million and compensation expense recorded for the year ended June 30, 2018 was $900,337. At June 30, 2018, there was $2,248,649 of unrecognized compensation cost to non-vested restricted stock awards to be recognized over a weighted-average period of 2.8 years. The awards contain a combination of vesting terms which include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At June 30, 2018, the Company has estimated that it is probable that the performance conditions will be met. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%.

7. Commitments and Contingencies

Leases

The Company has entered into several non-cancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2021. The principal building lease provides for a monthly rental of approximately $28,000.

The following is a schedule of future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at June 30, 2018:

Operating Leases
2019	$359,353
2020	115,324
2021	12,488
2022	—
Total mimimun lease payments	$487,165

Certain of the leases provide for escalation clauses, renewal options and the payment of real estate taxes and other occupancy costs. Rent expense for all operating leases was approximately $435,000, $428,000 and $411,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Purchase Commitments

As of June 30, 2018, 2017, and 2016, the Company had purchase and inventory commitments totaling $3,841,641, $2,859,718 and $2,507,125, respectively.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $3.0 million, of which approximately $0.5 million, $2.4 million and $0.1 million was charged to general and administrative expenses during the years ended June 30, 2018, 2017 and 2016 respectively.

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

Stockholder Derivative Litigation

On June 6, 2017, Irving Feldbaum, an individual shareholder of Misonix, filed a lawsuit in the U.S. District Court for the Eastern District of New York. The complaint alleges claims against the Company’s board of directors, its former CEO and CFO, certain of its former directors, and the Company as a nominal defendant for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the Company incurred damages as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. The complaint also alleges that the Company’s February 4, 2016 Proxy Statement contained false and misleading statements regarding executive compensation. The complaint seeks the recovery of damages on behalf of the Company and the implementation of changes to corporate governance procedures. On June 16, 2017, Michael Rubin, another individual shareholder of Misonix, filed a case alleging similar claims in the same district court. On July 21, 2017, the district court consolidated the two actions for all purposes. On July 16, 2018, the Company and counsel for Mr. Feldbaum and Mr. Rubin informed the District Court that the parties had reached a settlement in principle. There are aspects of the settlement that remain to be negotiated and documented, and the settlement is subject to approval by the District Court after notice to the Company’s shareholders.

8. Related Party Transactions

OrthoXact Proprietary Limited (“OrthoXact”) (formerly Applied BioSurgical) is an independent distributor for the Company in South Africa. The chief executive officer of OrthoXact is also the brother of Stavros G. Vizirgianakis, the CEO of Misonix, Inc.

Set forth below is a table showing the Company’s net revenues for the years ended June 30 and accounts receivable at June 30 for the indicated time periods below with OrthoXact:

	For the years ended June 30:
Applied BioSurgical	2018	2017	2016

Sales	$999,719	$580,888	$559,787
Accounts receivable	$239,062	$192,984	$272,421

On October 25, 2016, the Company sold 761,469 shares of Common Stock in a private placement to Stavros G. Vizirgianakis, the Company’s current Chief Executive Officer, at a price per share of $5.253, representing total cash proceeds to the Company of approximately $4.0 million.

9. Income Taxes

Open tax years related to federal and state income tax filings are for the years ended June 30, 2015, 2016, and 2017. The Company’s net operating loss carryforwards from closed years can be adjusted by the tax authorities when they are utilized in an open year. The Company files state tax returns in California, Florida, New Jersey, New York, Pennsylvania, Texas and various other states. The Company was examined by the Internal Revenue Service for the year ended June 30, 2015 and such examination had been closed with no change in taxes. The Company’s former foreign subsidiary, Misonix Ltd. filed tax return in the United Kingdom and it was dissolved in June 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2018	2017

Deferred tax assets / (liabilities)
Bad debt reserves	$45,817	$34,243
Inventory reserves	194,363	676,733
Accruals and allowances	18,938	269,539
Net operating loss carryforwards	2,738,775	3,500,826
Tax credits	496,898	455,916
Foreign tax credits	401,000	—
Stock based compensation	516,733	451,892
Deferred gain - HIFU and Labcaire	91,862	149,222
Amortization	(378,818)	(594,306)
Depreciation	(36,088)	16,030
Other	6,873	3,182
	4,096,353	4,963,277
Valuation Allowance	(4,096,353)	(628,730)
Total net deferred tax assets	$—	$4,334,547

Tax Cuts and Jobs Act of 2017

The Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.

The Tax Legislation reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ended June 30, 2018, the Company’s U.S. statutory income tax rate is 27.55%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Legislation for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Legislation is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company recorded $1,755,823 discrete tax expense representing the expense of remeasuring its U.S. deferred tax assets at the lower 21% U.S. statutory tax rate. In addition, the Company had approximately $169,000 of alternative minimum tax credit which was reclassed to tax receivable.

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

The Company regularly assesses its ability to realize its deferred tax assets. While the Company had positive cumulative pretax income as of June 30, 2017, based on actual results for fiscal 2018 and the Company’s current forecast for fiscal 2019 the Company is in a three year cumulative loss position at June 30, 2018, and it expects to be in a cumulative pretax loss position as of June 30, 2019. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, its recent SonaStar technology license to its Chinese partner and the reduction in investigative and professional fees recognized in fiscal 2017, along with available negative evidence, including the Company’s continuing investment in building its next generation Nexus platform and its continuing investment in building a direct sales force, while at the same time paying commissions to its domestic sales distributors. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. Accordingly, the Company recorded a full valuation allowance of $4,096,353 against its remaining deferred tax assets at June 30, 2018. The Company will continue to assess its ability to utilize its net operating loss carryforwards, and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of June 30, 2018, the Company had approximately $12,175,000 of U.S. federal net operating loss carryforwards of which $10,504,000 will expire in tax years between 2031 and 2037 and $1,671,000 will not expire. Included in U.S. Federal net operating loss carryforward amount are windfall tax benefits related to exercised stock options of approximately $2,571,000, the benefit of which was recorded in equity when the Company adopted ASU 2016-09 beginning in fiscal 2018. The Company has approximately $497,000 of research and development tax credit carryforwards which expire in the tax years between 2026 and 2038.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended June 30,
	2018	2017	2016
Current:
Federal	$—	$—	$4,962
Foreign	401,000	5,424	17,012
Total current	401,000	5,424	21,974

Deferred:
Federal	5,116,778	(990,016)	(558,133)
State	(101,132)	(38,216)	(37,192)
Total deferred	5,015,646	(1,028,232)	(595,325)

	$5,416,646	$(1,022,808)	$(573,351)

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2018	2017	2016
Tax at federal statutory rates	$(483,207)	$(974,308)	$(646,828)
State income taxes, net of federal benefit	(102,812)	(34,636)	(13,319)
Research credit	(216,099)	(50,000)	(49,593)
Stock-based compensation	306,678	6,692	191,827
Deferred tax asset adjustments (1)	—	—	(100,939)
Valuation allowance	4,096,353	—	—
Reduction of deferred tax asset related to Tax Legislation	1,755,823	—	—
Travel and entertainment	12,458	34,743	35,010
Other	47,452	(5,299)	10,491
	$5,416,646	$(1,022,808)	$(573,351)

(1)	Relates to the correction of error from the fiscal 2016 tax provision as the net impact was not material.

10. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) for all full-time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $24,000 if the employee was over 50 years of age for the year ended June 30, 2018. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $58,162, $57,465 and $52,145 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

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

Worldwide revenue for the Company’s products is categorized as follows:

	For the Year Ended June 30,
	2018	2017	2016
Total
Consumables	$23,596,476	$20,328,676	$16,091,651
Equipment	9,073,350	6,941,287	7,021,543
License	4,010,000	—	—
Total	$36,679,826	$27,269,963	$23,113,194

Domestic:
Consumables	$17,735,749	$14,866,772	$11,277,449
Equipment	2,308,614	1,593,999	1,809,357
License	—	—	—
Total	$20,044,363	$16,460,771	$13,086,806

International:
Consumables	$5,860,727	$5,461,904	$4,814,202
Equipment	6,764,736	5,347,288	5,212,186
License	4,010,000	—	—
Total	$16,635,463	$10,809,192	$10,026,388

Substantially all of the Company’s long-lived assets are located in the United States.

12. Quarterly Results (unaudited)

	Fiscal 2018
	Q1	Q2	Q3	Q4	Year
Revenue
Product	$7,280,723	$8,323,845	$8,429,132	$8,636,126	$32,669,826
License	—	—	4,010,000	—	4,010,000
Total revenue	7,280,723	8,323,845	12,439,132	8,636,126	36,679,826
Cost of goods sold	2,177,355	2,465,826	2,631,893	2,519,824	9,794,898
Gross profit	5,103,368	5,858,019	9,807,239	6,116,302	26,884,928

Operating expenses:
Selling expenses	3,570,713	3,919,515	4,447,421	4,430,732	16,368,381
General and administrative expenses	2,573,131	2,380,860	1,925,086	2,184,062	9,063,139
Research and development expenses	901,274	957,204	1,199,895	1,335,776	4,394,149
Total operating expenses	7,045,118	7,257,579	7,572,402	7,950,570	29,825,669
Income (loss) from operations	(1,941,750)	(1,399,560)	2,234,837	(1,834,268)	(2,940,741)

Other income (expense):
Interest income	13	45	9,074	16,991	26,123
Royalty income and license fees	452,971	71,550	916	1	525,438
Other	(4,458)	(4,387)	(5,712)	16,831	2,274
Total other income	448,526	67,208	4,278	33,823	553,835
				—
Loss from continuing operations before income taxes	(1,493,224)	(1,332,352)	2,239,115	(1,800,445)	(2,386,906)
				—
Income tax expense (benefit)	(281,000)	5,524,422	—	173,224	5,416,646
				—
Net income from continuing operations	(1,212,224)	(6,856,774)	2,239,115	(1,973,669)	(7,803,552)
Income from discontinued operations net of tax	—	—	—	191,117	191,117
Net loss	$(1,212,224)	$(6,856,774)	$2,239,115	$(1,782,552)	$(7,612,435)

Net income (loss) per share:
Continuing operations:
Basic	$(0.14)	$(0.76)	$0.24	$(0.22)	$(0.87)
Diluted	$(0.14)	$(0.76)	$0.23	$(0.22)	$(0.87)

Discontinued operations
Basic	$—	$—	$—	$0.02	$0.02
Diluted	$—	$—	$—	$0.02	$0.02

Combined
Basic	$(0.14)	$(0.76)	$0.24	$(0.20)	$(0.85)
Diluted	$(0.14)	$(0.76)	$0.23	$(0.20)	$(0.85)

Weighted average shares - Basic	8,958,405	8,977,984	9,028,506	9,037,046	9,009,189
Weighted average shares - Diluted	8,958,405	8,977,984	9,549,144	9,037,046	9,009,189

	Fiscal 2017
	Q1	Q2	Q3	Q4	Year
Revenue	$6,171,625	$6,030,380	$7,177,763	$7,890,195	$27,269,963
Cost of goods sold	1,912,007	1,818,672	2,112,099	2,374,661	8,217,439
Gross profit	4,259,618	4,211,708	5,065,664	5,515,534	19,052,524

Operating expenses:
Selling expenses	3,325,687	3,271,134	3,587,859	4,036,227	14,220,907
General and administrative expenses	1,931,821	2,087,419	2,484,962	3,091,004	9,595,206
Research and development expenses	492,084	440,364	465,863	439,186	1,837,497
Total operating expenses	5,749,592	5,798,917	6,538,684	7,566,417	25,653,610
Loss from operations	(1,489,974)	(1,587,209)	(1,473,020)	(2,050,883)	(6,601,086)

Other income/(expense):
Interest income	19	19	18	19	75
Royalty income and license fees	944,068	949,048	953,235	925,259	3,771,610
Other	(1,996)	(6,640)	(6,940)	(20,635)	(36,211)
Total other income	942,091	942,427	946,313	904,643	3,735,474

(Loss) from continuing operations before income taxes	(547,883)	(644,782)	(526,707)	(1,146,240)	(2,865,612)

Income tax (benefit)	(26,000)	(30,000)	(219,000)	(747,808)	(1,022,808)

Net (loss) from continuing operations	$(521,883)	$(614,782)	$(307,707)	$(398,432)	$(1,842,804)

Net income from discontinued operations:
Net income (loss) from discontinued operations, net of tax	—	—	161,861	(236)	161,625
Net income from discontinued operations	—	—	161,861	(236)	161,625

Net (loss)	$(521,883)	$(614,782)	$(145,846)	$(398,668)	$(1,681,179)

Net (loss) per share from continuing operations - Basic	$(0.07)	$(0.07)	$(0.04)	$(0.05)	$(0.22)

Net income per share from discontinued operations - Basic	—	—	0.02	—	0.02

Net (loss) per share - Basic	$(0.07)	$(0.07)	$(0.02)	$(0.05)	$(0.20)

Net (loss) per share from continuing operations - Diluted	$(0.07)	$(0.07)	$(0.04)	$(0.05)	$(0.22)

Net income per share from discontinued operations - Diluted	—	—	0.02	—	0.02

Net (loss) per share - Diluted	$(0.07)	$(0.07)	$(0.02)	$(0.05)	$(0.20)

Weighted average shares - Basic	7,809,385	8,374,900	8,613,354	8,806,570	8,398,778

Weighted average shares - Diluted	7,809,385	8,374,900	8,613,354	8,806,570	8,398,778

Schedule II

Description	Balance at beginning of period	Additions charged to cost and expenses		(Deductions)	Balance at end of period

Allowance for doubtful accounts-years ended June 30:

2018	$96,868	$103,132		$—	$200,000

2017	$96,868	$—		$—	$96,868

2016	$126,868	$(30,000	) (A)	$—	$96,868

(A)	Reduction in allowance for doubtful accounts due to adjustment in reserve balance.

Description	Balance at beginning of period	Additions charged (credited) to cost and expenses	(Deductions)	Balance at end of period

Deferred tax valuation allowance-years ended June 30:

2018	$628,730	$3,467,623		$4,096,353

2017	$628,730	—	—	$628,730

2016	$628,730	$—	$—	$628,730