Form 10-Q
period 2018-12-31
MISONIX INC
filed 2019-02-06
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of January 24, 2019, there were 9,587,303 shares of the registrant’s common stock, $0.01 par value, outstanding.

MISONIX, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2018	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,173,286	$10,979,455
Accounts receivable, less allowance for doubtful accounts of $250,000 and $200,000, respectively	5,709,298	5,245,549
Inventories, net	5,711,528	5,019,886
Prepaid expenses and other current assets	601,752	611,647
Total current assets	22,195,864	21,856,537

Property, plant and equipment, net of accumulated amortization and depreciation of $9,720,862 and $9,023,235, respectively	4,473,859	4,188,378
Patents, net of accumulated amortization of $1,132,901 and $1,063,393, respectively	763,044	757,447
Goodwill	1,701,094	1,701,094
Contract assets	960,000	—
Intangible and other assets	451,315	517,295
Total assets	$30,545,176	$29,020,751

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,592,287	$1,794,098
Accrued expenses and other current liabilities	2,264,112	2,411,172
Deferred income	$5,993	13,303
Total current liabilities	5,862,392	4,218,573

Non current liabilities	401,000	401,000
Total liabilities	$6,263,392	$4,619,573

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value-shares authorized 40,000,000; 9,584,178 and 9,430,466 shares issued and outstanding in each period	95,842	94,305
Additional paid-in capital	42,143,359	39,772,973
Accumulated deficit	(17,957,417)	(15,466,100)
Total shareholders' equity	24,281,784	24,401,178

Total liabilities and shareholders' equity	$30,545,176	$29,020,751

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues
Product	$10,176,453	$8,323,845	$19,537,617	$15,604,568
Total revenue	10,176,453	8,323,845	19,537,617	15,604,568

Cost of goods sold	3,048,079	2,465,826	5,798,622	4,643,181
Gross profit	7,128,374	5,858,019	13,738,995	10,961,387

Operating expenses:
Selling expenses	4,800,643	3,919,515	9,535,648	7,490,228
General and administrative expenses	2,347,184	2,380,860	5,530,568	4,953,991
Research and development expenses	839,219	957,204	2,143,984	1,858,478
Total operating expenses	7,987,046	7,257,579	17,210,200	14,302,697
Loss from operations	(858,672)	(1,399,560)	(3,471,205)	(3,341,310)

Other income (expense):
Interest income	17,242	45	37,056	58
Royalty income	1,105	71,550	1,105	524,521
Other	(8)	(4,387)	(18,273)	(8,845)
Total other income	18,339	67,208	19,888	515,734

Loss from operations before income taxes	(840,333)	(1,332,352)	(3,451,317)	(2,825,576)

Income tax expense	—	5,524,422	—	5,243,422
Net loss	$(840,333)	$(6,856,774)	$(3,451,317)	$(8,068,998)

Net loss per share:
Basic	$(0.09)	$(0.76)	$(0.37)	$(0.90)
Diluted	$(0.09)	$(0.76)	$(0.37)	$(0.90)

Weighted average shares - Basic	9,322,237	8,977,984	9,210,031	8,968,195
Weighted average shares - Diluted	9,322,237	8,977,984	9,210,031	8,968,195

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock,
	$.01 Par Value		Additional		Total
	Number		paid-in	Accumulated	shareholders’
	of shares	Amount	capital	deficit	equity
Balance, June 30, 2018	9,430,466	$94,305	$39,772,973	$(15,466,100)	$24,401,178
Cumulative effect of the adoption of ASC 606 - revenue recognition	—	$—	$—	$960,000	960,000
Net loss	—	—	—	(3,451,317)	(3,451,317)
Proceeds from exercise of stock options	153,712	1,537	865,800	—	867,337
Stock-based compensation	—	—	1,504,586	—	1,504,586
Balance, December 31, 2018	9,584,178	$95,842	$42,143,359	$(17,957,417)	$24,281,784

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,
Operating activities	2018	2017
Net loss	$(3,451,317)	$(8,068,998)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	767,135	677,292
Disposals of property, plant and equipment	—	128,746
Bad debt expense	50,000	—
Deferred income tax	—	5,243,422
Stock-based compensation	1,504,586	1,469,894
Deferred lease liability	(7,310)	(4,677)
Changes in operating assets and liabilities:
Accounts receivable	(513,749)	807,010
Inventories	(1,189,559)	(839,361)
Prepaid expenses and other current assets	9,895	610,890
Deferred income	—	2,152,906
Intangible, contract and other assets	65,980	—
Accounts payable, accrued expenses and other current liabilities	1,651,129	(1,680,241)
Net cash provided by (used in) operating activities	(1,113,210)	496,883

Investing activities
Acquisition of property, plant and equipment	(485,191)	(117,897)
Additional patents	(75,105)	(58,179)
Net cash used in investing activities	(560,296)	(176,076)

Financing activities
Proceeds from exercise of stock options	867,337	224,552
Net cash provided by financing activities	867,337	224,552

Net increase (decrease) in cash and cash equivalents	(806,169)	545,359
Cash and cash equivalents at beginning of period	10,979,455	11,557,071
Cash and cash equivalents at end of period	$10,173,286	$12,102,430

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$13,273	$895
Transfer of inventory to property, plant and equipmment for consignment of product	$497,917	$782,920

Adoption of new accounting standard on deferred taxes	$—	$908,875

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2018 and 2017 (unaudited)

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

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare is obligated to pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. No payments were received for the six months ended December 31, 2018 and 2017. Cumulative royalties through December 31, 2018 were $2,542,579.

Major Customers and Concentration of Credit Risk

Included in revenues are sales to the Company distributor of Bone Scalpel in China of approximately $2,976,000 and $0, for the six months ended December 31, 2018 and 2017, respectively. Accounts receivable from this customer were $300,000 and $0 at December 31, 2018 and June 30, 2018, respectively.

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to their sales of the Company’s ultrasonic cutting and sculpting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $0 and $524,000 for both the three and six months ended December 31, 2018 and 2017, respectively. Accounts receivable from MMIT royalties were $0 at December 31, 2018 and June 30, 2018. The license agreement with MMIT expired in August 2017.

At December 31, 2018 and June 30, 2018, the Company’s accounts receivable with customers outside the United Sates were approximately $1,715,000 and $1,630,000, respectively, $72,000 of which is over 90 days at December 31, 2018.

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

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Basic weighted average shares outstanding	9,322,237	8,977,984	9,210,031	8,968,195
Dilutive effect of resticted stock awards (participating securities)	—	—	—	—

Denominator for basic earnings per share	9,322,237	8,977,984	9,210,031	8,968,195

Dilutive effect of stock options	—	—	—	—

Diluted weighted average shares outstanding	9,322,237	8,977,984	9,210,031	8,968,195

Diluted EPS for the three and six months ended December 31, 2018 and 2017 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are the dilutive effect of options to purchase 530,978 and 375,000 shares of common stock for the three months ended December 31, 2018 and 2017, respectively, and the dilutive effect of options to purchase 544,143 and 1,366,736 shares of common stock for the six months ended December 31, 2018 and 2017, respectively. Also excluded from the calculation of earnings per share for the three and six months ended December 31, 2018 and 2017 are the unvested restricted stock awards which were issued in December 2016.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company’s adoption of ASU 2017-01 did not have a material effect on the Company’s consolidated financial statements.

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

2. Revenue Recognition

On July 1, 2018 the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of the adoption date. The reported results for the quarter ended December 31, 2018 reflect the application of Topic 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of Topic 605, “Revenue Recognition”. The adoption of Topic 606 resulted in a cumulative prior period adjustment in the amount of $960,000 related to the Company’s License and Exclusive Manufacturing Agreement described below, but the remainder of the adoption did not have a material impact on the timing or amount of revenue recognized.

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

Revenue derived from the shipping and billing of product is recorded upon shipment, when transfer of control occurs for products shipped F.O.B. shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination when the transfer of control is completed. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. Accordingly, the Company recognizes revenue on shipments to distributors in the same manner as with other customers under the ship and bill process.

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

The following table disaggregates the Company’s product revenue by classification and geographic location:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Total
Consumables	$7,570,395	$6,162,064	$13,915,047	$11,505,826
Equipment	2,606,058	2,161,781	5,622,570	4,098,742
Total	$10,176,453	$8,323,845	$19,537,617	$15,604,568

Domestic:
Consumables	$5,477,995	$4,623,545	$10,308,167	$8,722,636
Equipment	600,559	776,878	1,179,711	1,329,930
Total	$6,078,554	$5,400,423	$11,487,878	$10,052,566

International:
Consumables	$2,092,400	$1,538,519	$3,606,880	$2,783,190
Equipment	2,005,499	1,384,903	4,442,859	2,768,812
Total	$4,097,899	$2,923,422	$8,049,739	$5,552,002

There was no license revenue for the periods presented.

Contract Assets

The timing of revenue recognition, customer invoicing, and collections produces accounts receivable and contract assets on the Company’s consolidated balance sheet. Contract liabilities are not material to the operations of the Company as of December 31, 2018. The Company invoices in accordance with contract payment terms. Customer invoices represent an unconditional right of consideration. When revenue is recognized in advance of customer invoicing a contract asset is recorded. Unpaid customer invoices are reflected as accounts receivable.

The contract asset represents an asset in conjunction with the Company’s License and Manufacturing Agreement related to the most likely variable consideration associated with the royalty provisions in the contract. The asset is recorded as a long-term asset as the Company believes that payment will be made on this asset in a duration to exceed one year. Contract assets as of December 31, 2018 and June 30, 2018 were $960,000 and $0, respectively.

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

At December 31, 2018 and June 30, 2018, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

4. Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2018	2018
Raw material	$3,416,547	$3,540,205
Work-in-process	324,932	180,442
Finished goods	2,414,307	1,743,497
	6,155,786	5,464,144
Less valuation reserve	(444,258)	(444,258)
	$5,711,528	$5,019,886

5. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $698,000 and $615,000 for the six months ended December 31, 2018 and 2017, respectively. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. Depreciation of generators which are consigned to customers is expensed over a 5-year period, and depreciation is charged to selling expenses.

6. Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value and the value of the Company at the measurement date.

Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for our business, the useful lives over which cash flows will occur and determination of our weighted average cost of capital. The Company’s market capitalization exceeds the value of the goodwill. The Company concluded that there was no impairment to goodwill at June 30, 2018 and June 30, 2017. There were no triggering events identified during the quarter ended December 31, 2018.

7. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents, net of accumulated amortization, totaled $763,044 and $757,447 at December 31, 2018 and June 30, 2018, respectively. Amortization expense for the six months ended December 31, 2018 and 2017 was $70,000 and $61,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of December 31, 2018:

2019	$67,325
2020	109,566
2021	102,374
2022	68,695
2023	67,625
Thereafter	347,459
$763,044

8. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2018	2018

Accrued payroll, payroll taxes and vacation	$576,674	$351,435
Accrued bonus	309,995	552,988
Accrued commissions	678,002	742,807
Professional fees	166,385	102,065
Vendor, tax and other accruals	533,056	661,877

	$2,264,112	$2,411,172

9. Stock-Based Compensation Plans

Stock Option Awards

For the three and six months ended December 31, 2018 and 2017, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans was $500,087 and $844,601, and $1,504,586 and $1,016,026, respectively. As of December 31, 2018, there was $2,928,738 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.7 years.

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

The weighted average fair value per share at date of grant for options granted during the six months ended December 31, 2018 was $8.51. There were options to purchase 182,000 and 305,500 shares granted during the six months ended December 31, 2018 and 2017, respectively. The fair value was estimated based on the weighted average assumptions of:

	For six months ended
	December 31, 2018
	2018	2017
Risk-free interest rates	2.90%	1.98%
Expected option life in years	6.25	5.95
Expected stock price volatility	55.87%	57.42%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of December 31, 2018, and changes during the six months ended December 31, 2018 is presented below:

	Outstanding Shares	Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2018	1,330,193	$8.47	$5,369,557
Granted	182,000	15.40
Exercised	(183,285)	7.81
Forfeited	(73,752)	9.01
Expired	(15,000)	2.66
Outstanding as of December 31, 2018	1,240,156	$9.69	$7,835,881
Vested and exercisable at December 31, 2018	676,780	$8.24	$5,258,285

The total fair value of stock options vested during the six months ended December 31, 2018 was $999,195. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2018 was 648,877 and $5.08, respectively. The number and weighted-average grant-date fair value of stock options which vested during the six months ended December 31, 2018 was 194,374 and $5.14, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million. Compensation expense recorded in the six months ended December 31, 2018 and 2017 related to these awards was $871,329 and $453,868 respectively. As of December 31, 2018, there was approximately $1,377,319 of total unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 2.81 years. The awards contain a combination of vesting terms which include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At December 31, 2018, the Company has estimated that it is probable that the performance conditions will be met. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. As of December 31, 2018, 186,600 shares from this set of awards have vested.

During the six months ended December 31, 2018, the performance conditions of one of these restricted stock awards were met, resulting in the full amortization of this award during the period, totaling $475,286 of additional amortization during the first quarter of the current fiscal year. The number of restricted stock awards which vested was 133,333.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $3.4 million, of which approximately $0.3 million and $0.4 million was charged to general and administrative expenses during the three and six months ended December 31, 2018, respectively, compared with $0.1 million and $0.3 million for the three and six months ended December 31, 2017.

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

Set forth below is a table showing the Company’s net revenues for the six months ended December 31 and accounts receivable at December 31 for the indicated time period below with OrthoXact:

	For the six months ended December 31,
	2018	2017

Sales	$573,953	$436,551
Accounts receivable	$260,222	$172,292

12. Income Taxes

For the three and six months ended December 31, 2018 and 2017, the Company recorded income tax expense (benefit), as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017

Income tax benefit	$(228,000)	$(228,149)	$(655,000)	$(509,149)
Reduction of deferred tax assets relating to Tax Legislation	—	1,764,039	—	1,764,039
Valuation allowance on deferred tax assets	228,000	3,988,532	655,000	3,988,532

Net income tax expense	$—	$5,524,422	$—	$5,243,422

For the six months ended December 31, 2018 and 2017, the effective rate of 0% and 185.6%, respectively, varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the remaining deferred tax assets, permanent book tax differences relating principally to stock compensation expense and tax credits, and the impact of the Tax Cuts and Jobs Act of 2017.

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

The Company regularly assesses its ability to realize its deferred tax assets. While the Company had positive cumulative pretax income as of June 30, 2017, based on actual results for fiscal 2018 and the Company’s current forecast for fiscal 2019 the Company is in a three-year cumulative loss position at December 31, 2018, and it expects to be in a cumulative pretax loss position as of June 30, 2019. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, its recent SonaStar technology license to its Chinese partner and the reduction in investigative and professional fees recognized in fiscal 2017, along with available negative evidence, including the Company’s continuing investment in building its next generation Nexus platform and its continuing investment in building a direct sales force, while at the same time paying commissions to its domestic sales distributors. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets. The Company will continue to assess its ability to utilize its net operating loss carryforwards, and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of December 31, 2018 and June 30, 2018, the Company had no material unrecognized tax benefits or accrued interest and penalties.

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

Worldwide revenue for the Company’s products and license revenue is categorized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Domestic	$6,078,554	$5,400,423	$11,487,878	$10,052,566
International	4,097,899	2,923,422	8,049,739	5,552,002
Total	$10,176,453	$8,323,845	$19,537,617	$15,604,568

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I – Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018, for the fiscal year ended June 30, 2018 (“2018 Form 10-K”). Item 7 of the 2018 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the three months ended December 31, 2018.

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

Three months ended December 31, 2018 and 2017

Our revenues by category for the three months ended December 31, 2018 and 2017 are as follows:

	For the three months ended December 31,		Net change
	2018	2017	$	%
Total
Consumables	$7,570,395	$6,162,064	$1,408,331	22.9%
Equipment	2,606,058	2,161,781	444,277	20.6%
Total	$10,176,453	$8,323,845	$1,852,608	22.3%

Domestic:
Consumables	$5,477,995	$4,623,545	$854,450	18.5%
Equipment	600,559	776,878	(176,319)	-22.7%
Total	$6,078,554	$5,400,423	$678,131	12.6%

International:
Consumables	$2,092,400	$1,538,519	$553,881	36.0%
Equipment	2,005,499	1,384,903	620,596	44.8%
Total	$4,097,899	$2,923,422	$1,174,477	40.2%

Revenues

Total revenue increased 22.3% or $1.9 million to $10.2 million in the second quarter of fiscal 2019, from $8.3 million in the second quarter of fiscal 2018. The largest portion of the revenue increase was due to the continued growth of consumables in the domestic and international markets as expected. Domestic sales of BoneScalpel and SonicOne were strong, and the exceptional growth is in the wound franchise continued.

Domestic equipment revenues were below expectations due to timing issues with customers, while international equipment revenues were above expectations with continued momentum in China and other key markets.

The revenue increase is principally attributable to a 22.9% or $1.4 million increase in consumables revenue, in addition to a 20.6% or $0.4 million increase in equipment revenue.

There was no license revenue during the second quarter of fiscal 2019 or fiscal 2018.

Gross profit

Gross profit from product revenue in the second quarter of fiscal 2019 was 70.0% of revenue, compared with the gross profit margin of 70.4% in the second quarter of fiscal 2018.

Selling expenses

Selling expenses increased by $0.9 million, or 22.5% to $4.8 million in the second quarter of fiscal 2019 from $3.9 million in the prior year period. The increase is principally related to higher compensation costs and travel related expenses resulting from the continued buildout of the Company’s direct sales force.

General and administrative expenses

General and administrative expenses were $2.3 million, roughly flat with $2.4 million in the second quarter of fiscal 2018. Higher salaries and benefits were largely offset by lower non-cash compensation costs.

Research and development expenses

Research and development expenses decreased by $0.1 million or 12% to $0.8 million in the second quarter of fiscal 2019 from $1.0 million in the prior year period. The Company is investing in the design and development of its next generation platform product, Nexus, which is expected to be available in fiscal 2019. During the second quarter of fiscal 2019 and fiscal 2018, approximately $0.3 million and $0.6 million, respectively, was charged to research and development expenses related to this product.

Other income (expense)

Other income was $18,339 in the second quarter of fiscal 2019 compared with $67,208 in the prior year period. This decrease related to lower royalty income.

Income taxes

For the three months ended December 31, 2018 and 2017, the Company recorded an income tax expense of $0 and $5.5 million, respectively. For the three months ended December 31, 2018 and 2017, the effective rate of 0% and 414.6%, respectively, varied from the U.S. federal statutory rate due to changes in the Company’s projected pretax book income.

The income tax expense for the second quarter of fiscal 2018 included a one-time charge of $1,764,039 to revalue the Company’s deferred tax assets as of December 31, 2017 to give effect to the reduction in corporate tax rates to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017. Income tax expense also included a $3,988,532 charge to record a full valuation allowance against the Company’s remaining deferred tax assets. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at December 31, 2017 are not more likely-than-not realizable.

Income tax expense for the quarter ended December 31, 2018 includes a $228,000 valuation allowance against the Company’s deferred tax assets recorded in the quarter. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at December 31, 2018 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the three months ended December 31,
	2018	2017

Income tax benefit	$(228,000)	$(228,149)
Reduction of deferred tax assets relating to Tax Legislation	—	1,764,039
Valuation allowance on deferred tax assets	228,000	3,988,532

Net income tax expense	$—	$5,524,422

Six months ended December 31, 2018 and 2017

Our revenues by category for the six months ended December 31, 2018 and 2017 are as follows:

	For the six months ended December 31,		Net change
	2018	2017	$	%
Total
Consumables	$13,915,047	$11,505,826	$2,409,221	20.9%
Equipment	5,622,570	4,098,742	1,523,828	37.2%
Total	$19,537,617	$15,604,568	$3,933,049	25.2%

Domestic:
Consumables	$10,308,167	$8,722,636	$1,585,531	18.2%
Equipment	1,179,711	1,329,930	(150,219)	-11.3%
Total	$11,487,878	$10,052,566	$1,435,312	14.3%

International:
Consumables	$3,606,880	$2,783,190	$823,690	29.6%
Equipment	4,442,859	2,768,812	1,674,047	60.5%
Total	$8,049,739	$5,552,002	$2,497,737	45.0%

Revenues

Total revenue increased 25.2% or $3.9 million to $19.5 million during the first half fiscal 2019, from $15.6 million in the prior year period. The largest portion of the revenue increase was due to the continued growth of consumables in the domestic and international markets as expected. Domestic sales of BoneScalpel and SonicOne were strong, and the exceptional growth is in the wound franchise continued.

Domestic equipment revenues were below expectations due to timing issues with customers, while international equipment revenues were above expectations with continued momentum in China and other key markets.

The revenue increase is principally attributable to a 20.9% or $2.4 million increase in consumables revenue, in addition to a 37.2% or $1.5 million increase in equipment revenue.

There was no license revenue during the first half of fiscal 2019 or fiscal 2018.

Gross profit

Gross profit from product revenue in the first half of fiscal 2019 was 70.3% of revenue, compared with the gross profit margin of 70.2% in the first half of fiscal 2018.

Selling expenses

Selling expenses increased by $2.0 million, or 27.3% to $9.5 million in the first half of fiscal 2019 from $7.5 million in the prior year period. The increase is principally related to higher compensation costs and travel related expenses resulting from the continued buildout of the Company’s direct sales force, along with higher trade show and sales training expenses.

General and administrative expenses

General and administrative expenses increased by $0.6 million, or 11.6% to $5.5 million in the first half of fiscal 2019 from $5.0 million in the prior year period. This increase is principally related higher compensation and benefit expenses and a $150,000 severance charge.

Research and development expenses

Research and development expenses increased by $0.3 million or 15% to $2.1 million in the first half of fiscal 2019 from $1.9 million in the prior year period. The Company is investing in the design and development of its next generation platform product, Nexus, which is expected to be available in fiscal 2019. During the first half of fiscal 2019 and 2018, approximately $1.0 million and $ $1.1 million, respectively, was charged to research and development expenses related to this product.

Other income (expense)

Other income was $19,888 in the first half of fiscal 2019 compared with $0.5 million in the prior year period. This decrease related to the royalty income from MMIT in the prior year. This royalty agreement expired in August 2017.

Income taxes

For the six months ended December 31, 2018 and 2017, the Company recorded an income tax expense of $0 and 5,243,422, respectively. For the six months ended December 31, 2018 and 2017, the effective rate of 0% and 185.6%, respectively, varied from the U.S. federal statutory rate due to changes in the Company’s projected pretax book income.

The income tax expense for the first half of fiscal 2018 included a one-time charge of $1,764,039 to revalue the Company’s deferred tax assets as of December 31, 2017 to give effect to the reduction in corporate tax rates to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017. Income tax expense also includes a $3,988,532 charge to record a full valuation allowance against the Company’s remaining deferred tax assets. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at December 31, 2017 are not more likely-than-not realizable.

Income tax expense for the six months ended December 31, 2018 includes a $655,000 valuation allowance against the Company’s deferred tax assets recorded in the quarter. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at December 31, 2018 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the six months ended December 31,
	2018	2017

Income tax benefit	$(655,000)	$(509,149)
Reduction of deferred tax assets relating to Tax Legislation	—	1,764,039
Valuation allowance on deferred tax assets	655,000	3,988,532

Net income tax expense	$—	$5,243,422

Liquidity and Capital Resources

Working capital at December 31, 2018 was $16.3 million. For the six months ended December 31, 2018, cash used in operations was $1.1 million, mainly due the loss from operations during the period.

Cash used in investing activities during the six months ended December 31, 2018 was $0.6 million, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents.

Cash provided by financing activities during the six months ended December 31, 2018 was $0.9 million, resulting from stock option exercises.

As of December 31, 2018, the Company had cash and cash equivalents of approximately $10.2 million and believes it has sufficient cash to finance operations for at least the next 12 months.

Relating to the internal investigation described herein, the Company has incurred approximately $3.4 million in investigative costs through December 31, 2018. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

The Company is investing in the design and development of its next generation platform product, Nexus, which is expected to be available in fiscal 2019 of which $1.0 million in development costs have been incurred during the six months ended December 31, 2018.

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

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included herein.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, and having concluded that the material weakness in our internal control over financial reporting initially reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in our subsequent Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, has been remediated (as described below), our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Remediation of Previous Material Weaknesses in Internal Control Over Financial Reporting

Our annual report on Form 10-K for the fiscal year ended June 30, 2018 and subsequent quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2018 (collectively, the “Prior Reports”) disclosed and described in detail material weaknesses in internal control with respect to the approval of journal entries. As a result, the foregoing Prior Reports contained conclusions by our CEO and CFO that our disclosure controls and procedures and internal control over financial reporting were not effective, as of the respective dates of such Prior Reports. As further described in the Prior Reports, we have implemented a series of remedial actions to address these control deficiencies. We have since successfully completed the testing of these remediated controls and our conclusions with respect to disclosure controls and procedures and internal control at December 31, 2018 are provided above.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness in internal control described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date are approximately $3.4 million, of which approximately $0.3 million and $0.4 million was charged to general and administrative expenses during the three and six months ended December 31, 2018, respectively, compared with $0.1 million and $0.3 million for the three and six months ended December 31, 2017.

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

MISONIX, INC.

Dated: February 6, 2019	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Chief Financial Officer