Form 10-Q
period 2019-03-31
MISONIX INC
filed 2019-05-08
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	MSON	Nasdaq Global Market

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of April 25, 2019, there were 9,641,103 shares of the registrant’s common stock, $0.01 par value, outstanding.

MISONIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,012,220	$10,979,455
Accounts receivable, less allowance for doubtful accounts of $160,000 and $200,000, respectively	5,333,839	5,245,549
Inventories, net	6,332,586	5,019,886
Prepaid expenses and other current assets	864,452	611,647
Total current assets	21,543,097	21,856,537

Property, plant and equipment, net of accumulated amortization and depreciation of $10,097,703 and $9,023,235, respectively	4,394,548	4,188,378
Patents, net of accumulated amortization of $1,169,131 and $1,063,393, respectively	779,621	757,447
Goodwill	1,701,094	1,701,094
Contract assets	960,000	—
Intangible and other assets	433,842	517,295
Total assets	$29,812,202	$29,020,751

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,521,657	$1,794,098
Accrued expenses and other current liabilities	2,325,023	2,411,172
Deferred income	3,995	13,303
Total current liabilities	5,850,675	4,218,573

Non current liabilities	401,000	401,000
Total liabilities	6,251,675	4,619,573

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value-shares authorized 40,000,000; 9,641,103 and 9,430,466 shares issued and outstanding in each period	96,411	94,305
Additional paid-in capital	43,011,214	39,772,973
Accumulated deficit	(19,547,098)	(15,466,100)
Total shareholders’ equity	23,560,527	24,401,178

Total liabilities and shareholders’ equity	$29,812,202	$29,020,751

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues
Product	$9,556,590	$8,429,132	$29,094,208	$24,033,700
License	—	4,010,000	—	4,010,000
Total revenue	9,556,590	12,439,132	29,094,208	28,043,700

Cost of goods sold	2,801,571	2,631,893	8,600,194	7,275,073
Gross profit	6,755,019	9,807,239	20,494,014	20,768,627
Operating expenses:
Selling expenses	4,414,710	4,447,421	13,950,357	11,937,649
General and administrative expenses	2,512,510	1,925,086	8,043,078	6,879,077
Research and development expenses	1,426,483	1,199,895	3,570,468	3,058,374
Total operating expenses	8,353,703	7,572,402	25,563,903	21,875,100
(Loss) income from operations	(1,598,684)	2,234,837	(5,069,889)	(1,106,473)

Other income (expense):
Interest income	22,653	9,074	59,708	9,131
Royalty income	—	916	—	525,438
Other	(13,650)	(5,712)	(30,817)	(15,474)
Total other income	9,003	4,278	28,891	519,095

(Loss) income from operations before income taxes	(1,589,681)	2,239,115	(5,040,998)	(587,378)

Income tax expense	—	—	—	5,243,422
Net (loss) income	$(1,589,681)	$2,239,115	$(5,040,998)	$(5,830,800)

Net (loss) income per share:
Basic	$(0.17)	$0.24	$(0.55)	$(0.65)
Diluted	$(0.17)	$0.23	$(0.55)	$(0.65)

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common Stock,
	$.01 Par Value		Additional		Total
	Number		paid-in	Accumulated	shareholders’
Fiscal Year 2019	of shares	Amount	capital	deficit	equity
Balance, June 30, 2018	9,430,466	$94,305	$39,772,973	$(15,466,100)	$24,401,178
Cumulative effect of the adoption of ASC 606 - revenue recognition				960,000	960,000
Net loss	—	—	—	(2,610,986)	(2,610,986)
Proceeds from exercise of stock options	51,660	517	415,230	—	415,747
Stock-based compensation	—	—	1,004,498	—	1,004,498
Balance, September 30, 2018	9,482,126	94,822	41,192,701	(17,117,086)	24,170,437
Net loss	—	—	—	(840,331)	(840,331)
Proceeds from exercise of stock options	102,052	1,020	450,570	—	451,590
Stock-based compensation	—	—	500,088	—	500,088
Balance, December 31, 2018	9,584,178	95,842	42,143,359	(17,957,417)	24,281,784
Net loss	—	—	—	(1,589,681)	(1,589,681)
Proceeds from exercise of stock options	56,925	569	483,267	—	483,836
Stock-based compensation	—	—	384,588	—	384,588
Balance, March 31, 2019	9,641,103	$96,411	$43,011,214	$(19,547,098)	$23,560,527

	Common Stock,
	$.01 Par Value		Additional		Total
	Number		paid-in	Accumulated	shareholders’
Fiscal Year 2018	of shares	Amount	capital	deficit	equity
Balance, June 30, 2017	9,357,166	$93,572	$36,808,810	$(8,762,540)	$28,139,842
Implementation of new accounting standard				908,875	908,875
Net loss	—	—	—	(1,212,224)	(1,212,224)
Proceeds from exercise of stock options	8,500	85	56,117	—	56,202
Stock-based compensation	—	—	625,293	—	625,293
Balance, September 30, 2017	9,365,666	93,657	37,490,220	(9,065,889)	28,517,988
Net loss	—	—	—	(6,856,774)	(6,856,774)
Proceeds from exercise of stock options	35,000	350	168,000	—	168,350
Stock-based compensation	—	—	844,601	—	844,601
Balance, December 31, 2017	9,400,666	94,007	38,502,821	(15,922,663)	22,674,165
Net loss	—	—	—	2,238,198	2,238,198
Proceeds from exercise of stock options	1,800	18	3,653	—	3,671
Stock-based compensation	—	—	611,127	—	611,127
Balance, March 31, 2018	9,402,466	$94,025	$39,117,601	$(13,684,465)	$25,527,161

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31,
Operating activities	2019	2018
Net loss	$(5,040,998)	$(5,830,800)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,180,206	1,046,511
Disposals of property, plant and equipment	—	138,972
Bad debt expense	69,613	—
Deferred income tax expense	—	5,243,422
Stock-based compensation	1,889,175	2,081,021
Deferred lease liability	(9,308)	(7,015)
Changes in operating assets and liabilities:
Accounts receivable	(157,903)	654,610
Inventories	(2,004,812)	(1,194,747)
Prepaid expenses and other current assets	(252,805)	(92,987)
Deferred income	—	5,514
Intangible and other assets	83,453	—
Accounts payable, accrued expenses and other current liabilities	1,641,410	(1,041,513)
Net cash (used in) / provided by operating activities	(2,601,969)	1,002,988

Investing activities
Acquisition of property, plant and equipment	(588,526)	(358,013)
Additional patents	(127,912)	(120,638)
Net cash used in investing activities	(716,438)	(478,651)

Financing activities
Proceeds from exercise of stock options	1,351,172	228,223
Net cash provided by financing activities	1,351,172	228,223

Net (decrease) increase in cash and cash equivalents	(1,967,235)	752,560
Cash and cash equivalents at beginning of period	10,979,455	11,557,071
Cash and cash equivalents at end of period	$9,012,220	$12,309,631

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$71,787	$895
Transfer of inventory to property, plant and equipmment for consignment of product	$692,112	$1,022,680

Adoption of new accounting standard on deferred taxes	$—	$908,875

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended March 31, 2019 and 2018 (unaudited)

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

Pending Merger with Solsys Medical, LLC

On May 2, 2019, the Company announced that it has entered into a definitive agreement with Solsys Medical, LLC (“Solsys”), a privately held regenerative medical company, to acquire Solsys in an all-stock transaction valued at approximately $97 million. The planned acquisition of Solsys is expected to substantially broaden Misonix’s addressable market through wound care solutions that are complementary to its existing products. The transaction has been approved by both the Company’s Board of Directors and the Solsys Board of Managers. After the completion of the transaction, it is expected that Misonix shareholders immediately prior to the closing will own 64% of the combined entity, and Solsys unitholders will own 36%. The completion of the acquisition and the issuance of shares in connection with the proposed transaction is subject to the approval by Misonix shareholders and the completion of the transaction is subject to approval by 55% of Solsys’ Series E unitholders and a majority of its Common unitholders, Series A unitholders, Series B unitholders, Series C unitholders and Series D unitholders, voting as a single class, as well as the satisfaction of certain customary closing conditions. The Company will convene a special shareholder meeting to vote on the transaction. The Company anticipates that the transaction will close in the third quarter of calendar year 2019. Professional fees incurred during the quarter ended March 31, 2019 with respect to this matter were $98,000.

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare is obligated to pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. No payments were received for the nine months ended March 31, 2019 and 2018. Cumulative royalties paid to the Company through March 31, 2019 were $2,542,579.

Major Customers and Concentration of Credit Risk

Included in revenues are sales to the Company’s distributor of Bone Scalpel in China of approximately $4 million and $0, for the nine months ended March 31, 2019 and 2018, respectively. Accounts receivable from this customer were $1 million and $0 at March 31, 2019 and June 30, 2018, respectively.

Total royalties from Medtronic Minimally Invasive Therapies (“MMIT”) related to its sales of the Company’s ultrasonic cutting and sculpting products, which use high frequency sound waves to coagulate and divide tissue for both open and laparoscopic surgery, were $0 and $524,000 for both the three and nine months ended March 31, 2019 and 2018, respectively. Accounts receivable from MMIT royalties were $0 at March 31, 2019 and June 30, 2018. The license agreement with MMIT expired in August 2018.

At March 31, 2019 and June 30, 2018, the Company’s accounts receivable with customers outside the United Sates were approximately $2,500,000 and $1,630,000, respectively, $152,000 of which is over 90 days at March 31, 2019.

Earnings Per Share

Earnings per share (“EPS”) is calculated using the two class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, unvested shares of restricted stock of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock based compensation plans), is computed using the “treasury” method.

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Basic weighted average shares outstanding	9,390,665	9,028,506	9,245,879	8,999,938
Dilutive effect of resticted stock awards
(participating securities)	—	373,200	—	—

Denominator for basic earnings per share	9,390,665	9,401,706	9,245,879	8,999,938

Dilutive effect of stock options	—	174,238	—	—

Diluted weighted average shares outstanding	9,390,665	9,575,944	9,245,879	8,999,938

Diluted EPS for the three and nine months ended March 31, 2019 and the nine months ended March 31, 2018 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are the dilutive effect of options to purchase 484,966 and 0 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, and the dilutive effect of options to purchase 491,212 and 482,093 shares of common stock for the nine months ended March 31, 2019 and 2018, respectively. Also excluded from the calculation of earnings per share for the three and nine months ended March 31, 2019 and 2018 are the unvested restricted stock awards which were issued in December 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently updated (“ASU 2014-09”). The purpose of the updated standard is to provide enhancements to the quality and consistency of revenue recognition between companies using U.S. GAAP and International Financial Reporting Standards. The new five-step recognition model introduces the core principle of recognizing revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the promised goods or services, which includes additional footnote disclosures to describe the nature, amount, timing and uncertainty of revenue, certain costs and cash flow arising from customers.

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

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases, Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842). The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2020. The Company is currently evaluating this guidance to determine the impact it will have on its consolidated financial statements.

In August 2016, the FASB issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the Emerging Issues Task Force) ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-150”). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance became effective for the Company beginning in fiscal 2019. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In January 2018, the FASB issued ASU No. 2018-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2018-01”). ASU 2018-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2018-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. The Company’s adoption of ASU 2018-01 did not have a material effect on the Company’s consolidated financial statements.

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

2. Revenue Recognition

On July 1, 2018 the Company adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of the adoption date. The reported results for the nine months ended March 31, 2019 reflect the application of Topic 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC Topic 605, “Revenue Recognition”. The adoption of ASC Topic 606 resulted in a cumulative prior period adjustment in the amount of $960,000 related to the Company’s License and Exclusive Manufacturing Agreement described below, but the remainder of the adoption did not have a material impact on the timing or amount of revenue recognized.

The impacts of adopting ASC Topic 606 on the Company’s consolidated balance sheets as of July 1, 2018 were as follows:

			As
			Adjusted
	As	ASC 606	Under
	Reported	Adjustments	ASC 606

Contract assets	$—	$960,000	$960,000

Total Shareholders’ equity	$24,401,178	$960,000	$25,361,178

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying ASC Topic 606: 1) the Company accounts for amounts collected from customers for sales and other taxes net of related amounts remitted to tax authorities; 2) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 3) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling, general and administrative expenses; 4) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; 5) the Company will utilize the right-to-invoice practical expedient with regard to the recognition of revenue upon the purchase of consumable goods in connection with a product placement/consignment arrangement.

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

Transaction Price and Allocation to Performance Obligations

Transaction prices of products are typically based upon contracted rates as specified on the purchase order for the purchase of consumables. The Company’s contracted rates represent the standalone selling price of a consumable which is generally determined through the sale of products and/or bundled products or services separately in similar circumstances to similar customers. The Company determines the effects of variable consideration, inclusive of any constraints, in determining the transaction price with regard to its contracts with customers.

Recognition of Revenue

The Company satisfies performance obligations either over time, or at a point in time, upon which control transfers to the customer.

Revenue derived from the shipping and billing of product is recorded upon shipment, when transfer of control occurs for products shipped freight on board (“F.O.B.”) shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination when the transfer of control is completed. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. Accordingly, the Company recognizes revenue on shipments to distributors in the same manner as with other customers under the ship and bill process.

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

Contract Specific Performance Obligations and Significant Judgements

Product Placement/Consignment Agreements

The Company’s product placement/consignment agreements provide for the placement of a generator at the customer’s place of business and set pricing related to the purchase of consumables for use in conjunction with the generator. These agreements do not require any minimum consumable purchase quantities and do not have a stated term. The Company considers the transaction price in these arrangements to be fully constrained variable consideration because it is dependent on future sales of consumables to the customer. The Company has determined that the pattern of purchase of consumables by a customer is consistent with the benefit received by the customer for the use of the generator and therefore the Company has a right to consideration based upon the pattern of consumable purchases placed through purchase orders by the customer. The Company’s invoices to these customers have short-term payment terms and are aligned with the transfer of goods and services to the customer and the Company recognizes revenue based upon its right to invoice customers.

License and Manufacturing Agreement

On October 19, 2018, the Company entered into a License and Exclusive Manufacturing Agreement (the “L&M Agreement”) with Hunan Xing Hang Rui Kang Bio-technologies Co., Ltd, a Chinese corporation (the “Licensee”) under which Misonix has licensed certain manufacturing and distribution rights to its SonaStar product line in China, Hong Kong and Macau. The Licensee was obligated to make an initial payment of $5,000,000 for the transfer of functional intellectual property and initial stocking orders of product. In addition, the Licensee is required to make minimum royalty payments of $2,000,000 per calendar year for three years beginning in 2019, based upon the manufacture of products by the Licensee. The Company collected $5,000,000 of initial revenue for the quarter ended March 31, 2018 under ASC 605. Upon the adoption of ASC Topic 606, the Company evaluated this contract under the provisions of the new revenue standard. The Company determined that the satisfied performance obligations and allocation of the transaction price related to the $5,000,000 received prior to adoption was consistent with the provisions of ASC Topic 606 and also recorded a transitional adjustment to accumulated deficit in the amount of $960,000 as follows:

Minimum royalty revenue provided by the contract	$6,000,000

Implicit price concession	(5,040,000)

Adoption adjustment to accumulated deficit under ASC Topic 606	$960,000

Although the contract includes minimum royalties, the Company concluded that a significant portion of those guaranteed minimums are actually variable consideration subject to the constraint because the Company has provided an implicit price concession. Specifically, the fact that production of the product in China is not assured and the Licensee must develop a manufacturing process, coupled with the fact that new technology related to the product is expected to be available for sale domestically, may result in the Licensee not earning sufficient revenue in order to pay the minimum royalties. Therefore, the Company has determined variable consideration through utilization of the most likely method based upon forecasts and projections of shipment of products.

The Company will monitor facts and circumstances over time and adjust management’s most likely estimate of variable consideration on a quarterly basis.

Disaggregation of Revenue

The Company generates revenue from the sale and leasing of medical equipment and from the sale of consumable products used with medical equipment in surgical procedures as well as through product licensing arrangements. In the United States, the Company’s products are marketed primarily through a hybrid sales approach which includes direct sales representatives, managed by regional sales managers, along with independent distributors. Outside the United States, the Company sells BoneScalpel and SonaStar to specialty distributors who purchase products to resell to their clinical customer bases. The Company sells to all major markets in the Americas, Europe, Middle East, Asia Pacific, and Africa. Revenue is disaggregated from contracts between products under ship and bill arrangements and licensing agreements, and by geography, which the Company believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The Company also provides an immaterial amount of service revenue which is recognized over time, but not stated separately because the amounts are immaterial.

The following table disaggregates the Company’s product revenue by classification and geographic location:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Total
Consumables	$6,870,398	$5,898,937	$20,785,446	$17,404,539
Equipment	2,686,192	2,530,195	8,308,762	6,629,161
Total Product	9,556,590	8,429,132	29,094,208	24,033,700
License	—	4,010,000	—	4,010,000
Total	$9,556,590	$12,439,132	$29,094,208	$28,043,700

Domestic:
Consumables	$4,862,308	$4,340,759	$15,170,476	$13,063,171
Equipment	547,470	590,269	1,727,181	1,920,424
Total	$5,409,778	$4,931,028	$16,897,657	$14,983,595

International:
Consumables	$2,008,090	$1,558,178	$5,614,970	$4,341,368
Equipment	2,138,722	1,939,926	6,581,581	4,708,737
Total	$4,146,812	$3,498,104	$12,196,551	$9,050,105

License	$—	$4,010,000	$—	$4,010,000

Contract Assets

The timing of revenue recognition, customer invoicing, and collections produces accounts receivable and contract assets on the Company’s consolidated balance sheet. Contract liabilities are not material to the operations of the Company as of March 31, 2019. The Company invoices in accordance with contract payment terms. Invoices to customers represent an unconditional right of the Company to receive consideration. When revenue is recognized in advance of customer invoicing a contract asset is recorded. Unpaid customer invoices are reflected as accounts receivable.

The Company has established a contract asset in conjunction with the Company’s L&M Agreement based upon its assessment of the most likely variable consideration to be received by the Company as a result of the royalty provisions in the contract. The asset is recorded as a long-term asset as the Company believes that payment will be made on this asset in a duration exceeding one year. Contract assets as of March 31, 2019 and June 30, 2018 were $960,000 and $0, respectively.

Selling Costs

Incremental direct costs of obtaining a sales contract primarily include sales commissions paid to sales personnel and outside sales representatives in connection with sales of products under ship and bill scenarios or through product placement scenarios. The expected period of benefit of these costs is one year or less and therefore the Company has elected the practical expedient to expense such costs in the period in which they are incurred. Typically, costs in fulfilling a contract represent shipping and handling costs and the Company accounts for these costs as fulfillment costs and they are expensed as incurred. Costs in fulfilling a contract are only capitalized as an asset if they relate directly to an existing contract or specific anticipated contract, they generate or enhance resources of the entity that will be used to satisfy performance obligations in the future, and they are expected to be recovered. The Company has not identified any such costs.

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

At March 31, 2019 and June 30, 2018, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

4. Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2019	2018
Raw material	$3,698,319	$3,540,205
Work-in-process	323,650	180,442
Finished goods	2,754,875	1,743,497
	6,776,844	5,464,144
Less valuation reserve	(444,258)	(444,258)
	$6,332,586	$5,019,886

5. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $1,074,000 and $953,000 for the nine months ended March 31, 2019 and 2018, respectively. Inventory items included in property, plant and equipment are depreciated using the straight line method over estimated useful lives of 3 to 5 years. Depreciation of generators which are consigned to customers is expensed over a 5-year period, and depreciation is charged to selling expenses.

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

Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company’s market capitalization exceeds the value of the goodwill. The Company concluded that there was no impairment to goodwill at June 30, 2018 and June 30, 2017. There were no triggering events identified during the quarter ended March 31, 2019.

7. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents, net of accumulated amortization, totaled $779,621 and $757,447 at March 31, 2019 and June 30, 2018, respectively. Amortization expense for the nine months ended March 31, 2019 and 2018 was $106,000 and $94,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of March 31, 2019:

2019	$34,998
2020	117,217
2021	110,025
2022	72,364
2023	71,273
Thereafter	373,744
$779,621

8. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2019	2018

Accrued payroll, payroll taxes and vacation	$443,623	$351,435
Accrued bonus	450,144	552,988
Accrued commissions	698,534	742,807
Professional fees	167,240	102,065
Vendor, tax and other accruals	565,482	661,877

	$2,325,023	$2,411,172

9. Stock-Based Compensation Plans

Stock Option Awards

For the nine months ended March 31, 2019 and 2018, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans was $896,730 and $1,405,152, respectively. As of March 31, 2019, there was $2,965,772 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.9 years.

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

The weighted average fair value per share at date of grant for options granted during the nine months ended March 31, 2019 was $9.22. There were options to purchase 255,000 and 305,500 shares granted during the nine months ended March 31, 2019 and 2018, respectively. The fair value was estimated based on the weighted average assumptions of:

	For nine months ended
	March 31, 2019
	2019	2018
Risk-free interest rates	2.80%	1.98%
Expected option life in years	6.25	5.95
Expected stock price volatility	56.01%	57.42%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of March 31, 2019, and changes during the nine months ended March 31, 2019 is presented below:

	Outstanding Shares	Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2018	1,330,193	$8.47	$5,369,557
Granted	255,000	16.64
Exercised	(240,210)	7.97
Forfeited	(159,252)	10.18
Expired	(15,000)	2.66
Outstanding as of March 31, 2019	1,170,731	$10.27	$10,530,733
Vested and exercisable at March 31, 2019	642,355	$8.28	$7,034,104

The total fair value of stock options vested during the nine months ended March 31, 2019 was $1,101,971. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2018 was 648,877 and $5.08, respectively. The number and weighted-average grant-date fair value of stock options which vested during the nine months ended March 31, 2019 was 220,624 and $4.99, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million. Compensation expense recorded in the nine months ended March 31, 2019 and 2018 related to these awards was $992,445 and $675,869 respectively. As of March 31, 2019, there was approximately $1,256,204 of total unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 2.82 years. The awards contain a combination of vesting terms which include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At March 31, 2019, the Company has estimated that it is probable that the performance conditions will be met. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. As of March 31, 2019, 186,600 shares from this set of awards have vested.

During the nine months ended March 31, 2019, the performance conditions of one of these restricted stock awards were met, resulting in the full amortization of this award during the period, totaling $475,286 of additional amortization during the first quarter of the current fiscal year. The number of restricted stock awards which vested was 133,333.

10. Commitments and Contingencies

Leases

The Company has entered into several non-cancellable operating leases for the rental of certain manufacturing and office space, equipment and automobiles expiring in various years through 2021. The principal building lease provides for a monthly rental of approximately $28,000.

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former chief executive officer and chief financial officer in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Scalfani was seeking an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The lead plaintiffs, on behalf of the putative class, and the Company reached a settlement in principle under which the Company would pay $500,000 to resolve the matter. The district court approved the settlement and dismissed the lawsuit with prejudice in an order dated December 16, 2017. The Company has paid its $250,000, representing its insurance retention. The balance was paid by the Company’s insurance carrier.

Former Chinese Distributor - FCPA

With the assistance of outside counsel, the Company conducted a voluntary investigation into the business practices of the independent Chinese entity that previously distributed the Company’s products in China and the Company’s knowledge of those business practices, which may have had implications under the FCPA, as well as into various internal controls issues identified during the investigation (the “Investigation”). On September 27, 2016 and September 28, 2016, the Company voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues. The Company has provided and will continue to provide documents and information to the SEC and the DOJ, if requested, and is cooperating fully with these agencies in their investigations of these matters. Although the Company’s Investigation is complete, additional issues or facts could arise which may expand the scope or severity of the potential violations. The Company has no current information derived from the Investigation or otherwise to suggest that its previously reported financial statements and results are incorrect.

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

Further, the Company may suffer other civil penalties or adverse impacts, including lawsuits by private litigants in addition to the lawsuits that already have been filed, or investigations and fines imposed by local authorities. The investigative costs to date, including costs of litigation relating to the Company’s former Chinese distributor as described below, are approximately $3.7 million, of which approximately $0.2 million and $0.6 million was charged to general and administrative expenses during the three and nine months ended March 31, 2019, respectively, compared with $0.1 million and $0.3 million for the three and nine months ended March 31, 2018.

Former Chinese Distributor - Litigation

On April 5, 2018, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2018, the court granted the Company’s motion to dismiss all of the tort claims asserted against it, and also granted the individual defendants’ motion to dismiss all claims asserted against them. The only claim currently remaining in the case is for breach of contract against the Company; the plaintiff has moved to amend its complaint to add tort claims, which the Company intends to oppose. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to vigorously defend the action. Fact discovery in the case is currently scheduled to end on May 31, 2019, and there is no trial date currently set.

Stockholder Derivative Litigation

On June 6, 2017, Irving Feldbaum, an individual shareholder of Misonix, filed a lawsuit in the U.S. District Court for the Eastern District of New York. The complaint alleges claims against the Company's board of directors, its former chief executive officer and chief financial officer, certain of its former directors, and the Company as a nominal defendant for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the Company incurred damages as a result of alleged false and misleading statements in the Company's securities filings concerning the Company's business, operations, and prospects and the Company's internal control over financial reporting. The complaint also alleges that the Company's February 4, 2016 Proxy Statement contained false and misleading statements regarding executive compensation. The complaint seeks the recovery of damages on behalf of the Company and the implementation of changes to corporate governance procedures. On June 16, 2017, Michael Rubin, another individual shareholder of Misonix, filed a case alleging similar claims in the same district court. On July 21, 2017, the district court consolidated the two actions for all purposes. On July 16, 2018, counsel for the Company and counsel for Mr. Feldbaum and Mr. Rubin informed the District Court that the parties had reached a settlement in principle. On May 7, counsel for Mr. Feldbaum and Mr. Rubin filed a motion for preliminary approval of the settlement, to which the executed settlement agreement is an exhibit.  The Company has agreed to certain corporate governance reforms in resolving the case and to pay counsel for Mr. Feldbaum and Mr. Rubin an attorneys fee of $500,000 which is expected to be covered by Misonix’s insurance carrier.  If the court preliminarily approves the settlement, the settlement will remain subject to the district court's final approval.

11. Related Party Transactions

OrthoXact Proprietary Limited (“OrthoXact”) (formerly Applied BioSurgical) is an independent distributor for the Company in South Africa. The chief executive officer of OrthoXact is also the brother of Stavros G. Vizirgianakis, the Company’s chief executive officer.

Sales to OrthoXact for the nine months ended March 31, 2019 and 2018 were $996,631 and $675,943, respectively. Accounts receivable at March 31, 2019 and June 30, 2019 were $286,852 and $120,376, respectively.

12. Income Taxes

For the three and nine months ended March 31, 2019 and 2018, the Company recorded income tax expense (benefit), as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Income tax expense (benefit)	$(509,000)	$411,405	$(1,164,000)	$(97,744)
Reduction of deferred tax assets relating to Tax Legislation	—	—	—	1,764,039
Valuation allowance on deferred tax assets	509,000	(411,405)	1,164,000	3,577,127

Net income tax expense	$—	$—	$—	$5,243,422

For the nine months ended March 31, 2019 and 2018, the effective rate of 0% and (892.7%), respectively, varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the remaining deferred tax assets, permanent book tax differences relating principally to stock compensation expense and tax credits, and the impact of the Tax Cuts and Jobs Act of 2018.

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

The Company regularly assesses its ability to realize its deferred tax assets. While the Company had positive cumulative pretax income as of June 30, 2018, based on actual results for fiscal 2018 and the Company’s current forecast for fiscal 2019 the Company is in a three-year cumulative loss position at March 31, 2019, and it expects to be in a cumulative pretax loss position as of June 30, 2019. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, its recent SonaStar technology license to its Chinese partner and the reduction in investigative and professional fees recognized in fiscal 2018, along with available negative evidence, including the Company’s continuing investment in building its next generation Nexus platform and its continuing investment in building a direct sales force, while at the same time paying commissions to its domestic sales distributors. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets. The Company will continue to assess its ability to utilize its net operating loss carryforwards, and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of March 31, 2019 and June 30, 2018, the Company had no material unrecognized tax benefits or accrued interest and penalties.

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

Worldwide revenue for the Company’s products and license revenue is categorized as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Product revenue:
Domestic	$5,409,778	$4,931,028	$16,897,657	$14,983,595
International	4,146,812	3,498,104	12,196,551	9,050,105
Total	9,556,590	8,429,132	29,094,208	24,033,700

License revenue	—	4,010,000	—	4,010,000

Total revenue	$9,556,590	$12,439,132	$29,094,208	$28,043,700

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I - Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018, for the fiscal year ended June 30, 2018 (“2018 Form 10-K”). Item 7 of the 2018 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the nine months ended March 31, 2019.

Forward Looking Statements

With the exception of historical information contained in this Form 10-Q, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that any forward looking statements will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. These factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, regulatory compliance, potential acquisitions, the ability to complete the pending transaction with Solsys on the terms and within the timeframe, and on the financing terms, currently contemplated, any material regulatory or other unexpected requirements in connection therewith, consumer and industry acceptance, litigation and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in our business lines, the pending FCPA investigation and other factors discussed in the 2018 Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements.

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

In the United States, the Company is taking a more aggressive approach to taking market share, expanding the market and increasing its share of recurring disposable revenue by using a consignment model, whereby the Company will consign the equipment (which is defined as a generator, hand units and accessories) (the “Equipment”) and sell to customers higher margin disposable, single use items (the “Consumables”) on a recurring basis. Title remains with the Company with respect to consigned Equipment, which is depreciated and charged to selling expenses over a five-year period. The Company’s overall goal is to increase the utilization rate of Equipment which will increase the total number of procedures and maximize the sale of Consumables to our customers, with the goal of becoming the standard of care in the medical procedures on which we focus.

Pending Acquisition of Solsys Medical, LLC

On May 2, 2019, the Company announced that it has entered into a definitive agreement with Solsys Medical, LLC (“Solsys”), a privately held regenerative medical company, to acquire Solsys in an all-stock transaction valued at approximately $97 million. The planned acquisition of Solsys is expected to substantially broaden Misonix’s addressable market through wound care solutions that are complementary to its existing products. Under the terms of the agreement, a new holding company will issue approximately 5.7 million new shares of common stock to Solsys unitholders and current Misonix shareholders will have their shares of the Company’s common stock converted into shares of the holding company’s common stock on a one-for-one basis. After the completion of the transaction, it is expected that Misonix shareholders immediately prior to the closing will own 64% of the holding company, and Solsys unitholders will own 36%. Misonix will also assume Solsys’ outstanding secured debt, with an expected balance of approximately $20 million, upon closing. In addition, the holding company’s Board of Directors will consist of five members: three current Misonix directors, including Stavros Vizirgianakis, and two directors nominated by Solsys at closing.

The transaction has been approved by both the Company’s Board of Directors and the Solsys Board of Managers. The completion of the acquisition and the issuance of the holding company’s shares in connection with the proposed transaction is subject to the approval by Misonix shareholders and the completion of the transaction is subject to approval by 55% of Solsys’ Series E unitholders and a majority of its Common unitholders, Series A unitholders, Series B unitholders, Series C unitholders and Series D unitholders, voting as a single class, as well as the satisfaction of certain customary closing conditions. The Company will convene a special shareholder meeting to vote on the transaction. the Company anticipates that the transaction will close in the third quarter of calendar 2019.

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

All of the Company’s revenues have been derived from the sale of medical device products, which include manufacture and distribution of ultrasonic medical device products, licensing and related services.

Three months ended March 31, 2019 and 2018

The Company’s revenues by category for the three months ended March 31, 2019 and 2018 are as follows:

	For the three months ended
	March 31,		Net change
	2019	2018	$	%
Total
Consumables	$6,870,398	$5,898,937	$971,461	16.5%
Equipment	2,686,192	2,530,195	155,997	6.2%
Total Product	9,556,590	8,429,132	1,127,458	13.4%
License	—	4,010,000	(4,010,000)	-100.0%
Total	$9,556,590	$12,439,132	$(2,882,542)	-23.2%

Domestic:
Consumables	$4,862,308	$4,340,759	$521,549	12.0%
Equipment	547,470	590,269	(42,799)	-7.3%
Total	$5,409,778	$4,931,028	$478,750	9.7%

International:
Consumables	$2,008,090	$1,558,178	$449,912	28.9%
Equipment	2,138,722	1,939,926	198,796	10.2%
Total	$4,146,812	$3,498,104	$648,708	18.5%

License	$—	$4,010,000	$(4,010,000)	100.0%

Revenues

Total revenue decreased 23.2% in the third quarter of fiscal 2019, resulting from $4 million of license revenue being recorded in the third quarter of fiscal 2018, with no corresponding license revenue in the third quarter of fiscal 2019. Product revenue (consumables and equipment) increased 13.4% or $1.1 million to $9.6 million in the third quarter of fiscal 2019, from $8.4 million in the third quarter of fiscal 2018. The largest portion of the product revenue increase was due to the continued growth of consumables in the domestic and international markets as expected. Domestic sales of BoneScalpel and SonicOne were strong, and the exceptional growth in the wound franchise continued.

Domestic equipment revenues were below expectations, with customers waiting for the Company’s next generation platform product, Nexus, while international revenues were above expectations with continued momentum in key markets. Nexus is expected to become available in mid-2019, subject to approval by the FDA of the Company’s 510(k) application.

The total product revenue increase is principally attributable to a 16.5% or $1.0 million increase in consumables revenue, in addition to a 6.2% or $0.2 million increase in equipment revenue.

Gross profit

Gross profit from product revenue in the third quarter of fiscal 2019 was 70.7% of revenue, compared with the gross profit margin of 68.8% in the third quarter of fiscal 2018. The increase is the result of product mix with a higher percentage of consumables revenue in the current year, along with the impact of routine manufacturing cost variances.

Selling expenses

Selling expenses for the third quarter of fiscal 2019 remained flat with those of the prior year quarter, at $4.4 million. While the Company continues to incur higher compensation costs and travel related expenses resulting from the continued buildout of the Company’s direct sales force, those costs are being offset by lower commissions to distributors in the US, whose contracts are being terminated as the new direct sales force takes over territories.

General and administrative expenses

General and administrative expenses were $2.5 million in the third quarter of fiscal 2019, an increase of 31% or $0.6 million over the third quarter of fiscal 2018. The increase is principally related to legal and professional fees including those associated with the Company’s ongoing litigation and the SolSys merger.

Research and development expenses

Research and development expenses increased by $0.2 million or 19% to $1.4 million in the third quarter of fiscal 2019 from $1.2 million in the prior year period. The Company is investing in the design and development of its next generation platform product, Nexus. During the third quarter of fiscal 2019 and fiscal 2018, approximately $0.7 million and $0.8 million, respectively, was charged to research and development expenses related to this product.

Other income (expense)

Other income was $9,003 in the third quarter of fiscal 2019 compared with $4,278 in the prior year period.

Income taxes

For the three months ended March 31, 2019 and 2018, the Company did not record tax expense, given that it was in a full valuation allowance position during those periods.

Income tax expense for the quarter ended March 31, 2019 includes a $509,000 valuation allowance against the Company’s deferred tax assets recorded in the quarter. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at March 31, 2019 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the three months ended
	March 31,
	2019	2018

Income tax expense (benefit)	$(509,000)	$411,405
Reduction of deferred tax assets relating to Tax Legislation	—	—
Valuation allowance on deferred tax assets	509,000	(411,405)

Net income tax expense	$—	$—

Nine months ended March 31, 2019 and 2018

The Company’s revenues by category for the nine months ended March 31, 2019 and 2018 are as follows:

	For the nine months ended
	March 31,		Net change
	2019	2018	$	%
Total
Consumables	$20,785,446	$17,404,539	$3,380,907	19.4%
Equipment	8,308,762	6,629,161	1,679,601	25.3%
Total Product	29,094,208	24,033,700	5,060,508	21.1%
License	—	4,010,000	(4,010,000)	-100.0%
Total	$29,094,208	$28,043,700	$1,050,508	3.7%

Domestic:
Consumables	$15,170,476	$13,063,171	$2,107,305	16.1%
Equipment	1,727,181	1,920,424	(193,243)	-10.1%
Total	$16,897,657	$14,983,595	$1,914,062	12.8%

International:
Consumables	$5,614,970	$4,341,368	$1,273,602	29.3%
Equipment	6,581,581	4,708,737	1,872,844	39.8%
Total	$12,196,551	$9,050,105	$3,146,446	34.8%

License	$—	$4,010,000	$(4,010,000)	100.0%

Revenues

Total revenue increased 3.7% during the first three quarters of fiscal 2019, with the growth rate impacted by the $4 million of license revenue being recorded in fiscal 2018, with no corresponding license revenue in fiscal 2019. Product revenue increased 21.1% or $5.0 million to $29.1 million during the first three quarters of fiscal 2019, from $24.0 million in the prior year period. The largest portion of the revenue increase was due to the continued growth of consumables in the domestic and international markets as expected. Domestic sales of BoneScalpel and SonicOne were strong, and the exceptional growth in the wound franchise continued.

Domestic equipment revenues were below expectations, with customers waiting for the Company’s next generation platform product, Nexus, while international revenues were above expectations with continued momentum in key markets. Nexus is expected to become available in mid-2019, subject to approval by the FDA of the Company’s 510(k) application.

The revenue increase is principally attributable to a 19.4% or $3.4 million increase in consumables revenue, in addition to a 25.3% or $1.7 million increase in equipment revenue.

Gross profit

Gross profit from product revenue in fiscal 2019 was 70.4% of revenue, compared with the gross profit margin of 69.7% in fiscal 2018. The increase is the result of product mix with a higher percentage of consumables revenue in the current year, along with the impact of routine manufacturing cost variances.

Selling expenses

Selling expenses increased by $2.0 million, or 16.9% to $14.0 million in the first three quarters of fiscal 2019 from $11.9 million in the prior year period. While the Company continues to incur higher compensation costs and travel related expenses resulting from the continued buildout of the Company’s direct sales force, those costs are being offset by lower commissions to distributors in the US, whose contracts are being terminated as the new direct sales force takes over territories. Higher costs were also incurred for marketing activities and depreciation expense on consigned equipment.

General and administrative expenses

General and administrative expenses increased by $1.2 million, or 16.9% to $8.0 million in the first three quarters of fiscal 2019 from $6.9 million in the prior year period. This increase is principally related to higher compensation and benefit expenses related to a larger staff, severance charges, and legal and professional fees associated with the Company’s ongoing litigation and the SolSys merger.

Research and development expenses

Research and development expenses increased by $0.5 million or 16.7% to $3.6 million in the first three quarters of fiscal 2019 from $3.1 million in the prior year period. The Company is investing in the design and development of its next generation platform product, Nexus, which is expected to be available in mid-2019, subject to approval by the FDA of the Company’s 510(k) application. During the first three quarters of fiscal 2019 and 2018, approximately $1.8 million and $1.9 million, respectively, was charged to research and development expenses related to this product.

Other income (expense)

Other income was $28,891 in fiscal 2019 compared with $519,095 in the prior year period. This decrease related to the royalty income from MMIT in the prior year. This royalty agreement expired in August 2018.

Income taxes

For the nine months ended March 31, 2019 and 2018, the Company recorded an income tax expense of $0 and $5,243,422, respectively. For the nine months ended March 31, 2019 and 2018, the effective rate of 0% and (892.7%), respectively, varied from the U.S. federal statutory rate due to changes in the Company’s projected pretax book income.

The income tax expense for the first three quarters of fiscal 2018 included a one-time charge of $1,764,039 to revalue the Company’s deferred tax assets as of December 31, 2017 to give effect to the reduction in corporate tax rates to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act of 2018, enacted on December 22, 2017. Income tax expense also included a $3.6 million charge to record a full valuation allowance against the Company’s remaining deferred tax assets. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at March 31, 2019 are not more likely-than-not realizable.

Income tax expense for the nine months ended March 31, 2019 includes a $1,164,000 valuation allowance against the Company’s deferred tax assets recorded in the period. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, the Company’s deferred tax assets at March 31, 2019 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the nine months ended
	March 31,
	2019	2018

Income tax expense (benefit)	$(1,164,000)	$(97,744)
Reduction of deferred tax assets relating to Tax Legislation	—	1,764,039
Valuation allowance on deferred tax assets	1,164,000	3,577,127

Net income tax expense	$—	$5,243,422

Liquidity and Capital Resources

Working capital at March 31, 2019 was $15.7 million. For the nine months ended March 31, 2019, cash used in operations was $2.6 million, consisting of $5.0 million relating to the loss from operations for the period, offset by $3.1 million of non-cash charges, and $0.7 million for increased working capital.

Cash used in investing activities during the nine months ended March 31, 2019 was $0.7 million, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents.

Cash provided by financing activities during the nine months ended March 31, 2019 was $1.4 million, resulting from stock option exercises.

As of March 31, 2019, the Company had cash and cash equivalents of approximately $9.0 million and believes it has sufficient cash to finance operations for at least the next 12 months.

Relating to the internal investigation described herein, the Company has incurred approximately $3.4 million in investigative costs through March 31, 2019. Further, the Company could be subject to fines or penalties related to potential violations of the FCPA.

The Company is investing in the design and development of its next generation platform product, Nexus, of which $1.8 million in development costs have been incurred during the nine months ended March 31, 2019.

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

Recent Accounting Pronouncements

See Note 1 to The Company’s condensed consolidated financial statements included herein.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, and having concluded that the material weakness in our internal control over financial reporting initially reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in our subsequent Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, has been remediated and our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10. Commitments and Contingencies to our condensed consolidated financial statements included herein.

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the Item 1A. - “Risk Factors” section of our Form 10-K for the fiscal year ended June 30, 2018. There have been no material changes from the risk factors disclosed in that Form 10-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restated Certificate of Incorporation of Misonix, Inc.

31.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISONIX, INC.

Dated: May 8, 2019	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Chief Financial Officer