Form 10-Q
period 2019-09-30
MISONIX INC
filed 2019-11-07
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 1-10986

MISONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1856018
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1938 New Highway
Farmingdale, New York	11735
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	MSON	Nasdaq Global Market

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of November 4, 2019, there were 15,355,310 shares of the registrant’s common stock, $0.0001 par value, outstanding.

MISONIX, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,860,578	$7,842,403
Accounts receivable, less allowance for doubtful accounts of $100,000 and $100,000, respectively	12,727,152	5,360,454
Inventories, net	8,907,354	7,353,562
Prepaid expenses and other current assets	999,710	835,044
Total current assets	35,494,794	21,391,463

Property, plant and equipment, net of accumulated amortization and depreciation of $10,973,868 and $10,545,810, respectively	5,316,691	4,198,721
Patents, net of accumulated amortization of $1,236,829 and $1,204,589, respectively	774,010	779,100
Goodwill	110,787,776	1,701,094
Contract assets	960,000	960,000
Intangible assets	20,400,000	-
Lease right of use and other assets	1,669,775	920,921
Total assets	$175,403,046	$29,951,299

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,596,981	$5,357,736
Accrued expenses and other current liabilities	4,820,229	2,488,514
Current portion of lease liabilities	448,158	-
Total current liabilities	13,865,368	7,846,250

Non current liabilities:
Notes payable	29,050,722	-
Lease right of use liabilities	872,341	-
Other non-current liabilities	401,000	401,000
Total liabilities	44,189,431	8,247,250

Commitments and contingencies

Shareholders’ equity:
Common stock, $.0001 and $.01 par value-shares authorized 40,000,000; 15,353,185 and 9,646,728 shares issued and outstanding in each period	1,535	96,468
Additional paid-in capital	151,308,485	43,500,478
Accumulated deficit	(20,096,405)	(21,892,897)
Total shareholders’ equity	131,213,615	21,704,049

Total liabilities and shareholders’ equity	$175,403,046	$29,951,299

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	September 30,
	2019	2018
Revenues
Product	$11,145,922	$9,361,164
Total revenue	11,145,922	9,361,164

Cost of revenue	3,236,647	2,750,543
Gross profit	7,909,275	6,610,621

Operating expenses:
Selling expenses	5,200,582	4,735,005
General and administrative expenses	4,207,807	3,183,384
Research and development expenses	771,411	1,304,766
Total operating expenses	10,179,800	9,223,155
Loss from operations	(2,270,525)	(2,612,534)

Other income (expense):
Interest income	18,877	19,813
Interest expense	(36,097)	-
Other	(763)	(18,265)
Total other (expense) income	(17,983)	1,548

Loss from operations before income taxes	(2,288,508)	(2,610,986)

Income tax benefit	4,085,000	-

Net income (loss)	$1,796,492	$(2,610,986)

Net income (loss) per share:
Basic	$0.18	$(0.29)
Diluted	$0.17	$(0.29)

Weighted average shares - Basic	9,686,402	9,100,123
Weighted average shares - Diluted	10,213,085	9,100,123

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common Stock,
	$.01 Par Value		Additional		Total
	Number		paid-in	Accumulated	shareholders’
	of shares	Amount	capital	deficit	equity

Balance, June 30, 2018	9,430,466	$94,305	$39,772,973	$(15,466,100)	$24,401,178
Cumulative effect of the adoption of ASC 606 - revenue recognition	-	-	-	960,000	960,000
Net loss	-	-	-	(2,610,986)	(2,610,986)
Proceeds from exercise of stock options	51,660	517	415,230	-	415,747
Stock-based compensation	-	-	1,004,498	-	1,004,498
Balance, September 30, 2018	9,482,126	$94,822	$41,192,701	$(17,117,086)	$24,170,437

Balance, June 30, 2019	9,646,728	$96,468	$43,500,478	$(21,892,897)	$21,704,049
Net income	-	-	-	1,796,492	1,796,492
Proceeds from exercise of stock options	3,375	33	10,803	-	10,836
Change in par value of common stock	-	(151,997)	151,997	-	-
Issuance of shares for acquisition of Solsys	5,703,082	57,031	108,586,679	-	108,643,710
Stock registration fees	-	-	(1,286,556)	-	(1,286,556)
Stock-based compensation	-	-	345,084	-	345,084
Balance, September 30, 2019	15,353,185	$1,535	$151,308,485	$(20,096,405)	$131,213,615

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	September 30,
	2019	2018

Operating activities
Net income (loss)	$1,796,492	$(2,610,986)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	460,296	366,588
Bad debt expense	-	-
Stock-based compensation	345,084	1,004,498
Release of valuation allowance on deferred tax assets	(4,085,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,885,808)	(289,722)
Inventories	(2,188,560)	(104,135)
Prepaid expenses and other current assets	29,200	28,333
Lease and other assets	(237,938)	49,282
Accounts payable, accrued expenses and other current liabilities	415,588	(178,663)
Net cash used in operating activities	(5,350,646)	(1,734,805)

Investing activities
Acquisition of property, plant and equipment	(112,379)	(287,506)
Additional patents	(27,149)	(50,080)
Cash from acquisition of Solsys Medical, LLC	5,525,601	-
Net cash provided by (used in) investing activities	5,386,073	(337,586)

Financing activities
Proceeds from notes payable	4,999,117	-
Stock registration fees	(27,205)	-
Proceeds from exercise of stock options	10,836	415,747
Net cash provided by financing activities	4,982,748	415,747

Net increase (decrease) in cash and cash equivalents	5,018,175	(1,656,644)
Cash and cash equivalents at beginning of year	7,842,403	10,979,455
Cash and cash equivalents at end of year	$12,860,578	$9,322,811

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$10,751	$-
Income taxes	$550	$7,678
Transfer of inventory to property, plant and equipment for consignment of product	$733,679	$203,671
Stock issued for the acquisition of Solsys Medical, LLC	$108,643,710	$-
Stock registration fees not paid	$1,259,351	$-

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2019 and 2018 (unaudited)

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Form 10-K”), which provides a more complete explanation of the Company’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results.

Organization and Business

Misonix designs, manufactures, and markets minimally invasive surgical ultrasonic medical devices and markets, sells and distributes Theraskin, a biologically active human skin allograft used to support healing of wound which compliments Misonix’s ultrasonic medical devices. Misonix’s ultrasonic products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, plastic surgery, wound care and maxillo-facial surgery.

The Company strives to help proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. Misonix intends to accomplish this, in part, by utilizing its best in class surgical ultrasonic technology to change patient outcomes in Spine, Neuro and Wound Care. Misonix is currently developing proprietary procedural solutions around its recently FDA cleared Nexus Ultrasonic Generator. In addition, through its acquisition of Solsys Medical LLC (“Solsys”), Misonix completed its first procedural expansion of its ultrasonic surgical technology, adding the TheraSkin product, a leading cellular skin substitute indicated for all wounds, to its product portfolio.

In the United States, Misonix sells its products through its direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, the Company generally sells to distributors who then resell the products to hospitals. The Misonix sales force operates as two groups, Surgical (Neuro and Spine Applications) and Wound. The Company operates with one business segment.

Acquisition of Solsys Medical, LLC

On September 27, 2019, the Company completed the acquisition (the “Solsys Acquisition”) of Solsys Medical, LLC (“Solsys”), a privately held regenerative medical company, in an all-stock transaction valued at approximately $109 million. Solsys is the exclusive marketer and distributor of TheraSkin® in the U.S., through an agreement with LifeNet. Solsys owns the TheraSkin® brand name, which was commercially launched in January 2010. TheraSkin is a biologically active human skin allograft which has all of the relevant characteristics of human skin, including living cells, growth factors, and a collagen matrix, needed to heal wounds. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is manufactured by LifeNet. As a result of the Solsys Acquisition, Misonix, Inc. formerly known as New Misonix, Inc. (“New Misonix”) became the parent public-reporting company of the combined company; Misonix, Inc., now known as Misonix Opco, Inc., and Solsys became direct, wholly owned subsidiaries of New Misonix. The acquisition of Solsys is expected to broaden substantially Misonix’s addressable market through wound care solutions that are complementary to its existing products. After the completion of the Solsys Acquisition, Misonix shareholders immediately prior to the closing owned 64% of the combined entity, and Solsys unitholders owned 36%. The Company issued 5,703,082 shares in connection with this transaction. Transaction fees were approximately $4.4 million, of which $1.3 million were capitalized as additional paid in capital in connection with the registration of these shares. The Solsys assets, liabilities and results of operations are included in the Company’s financial statements from the acquisition date.

The common stock of New Misonix was created with a par value per share of $.0001, whereas the par value of Misonix Opco, Inc. is $.01. Accordingly, the Company has recorded a reclassification of $151,997 between common stock and additional paid in capital during the three months ended September 30, 2019 to account for this change.

High Intensity Focused Ultrasound Technology

The Company sold its rights to the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare is required to pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through September 30, 2019 were $2,542,579. Currently, SonaCare is in default of its royalty payment due March 31, 2019. Although the Company is in discussions with SonaCare regarding this default, there can be no assurance that the payments will be received on a timely basis or at all. Due to this default, the Company has not recorded any income relating to this payment.

Major Customers and Concentration of Credit Risk

Included in revenues are sales to the Company distributor of Bone Scalpel in China of approximately $1.5 million and $1.5 million, for the three months ended September 30, 2019 and 2018, respectively. Accounts receivable from this customer were $2.0 million and $0.5 million at September 30, 2019 and June 30, 2019, respectively.

At September 30, 2019 and June 30, 2019, the Company’s accounts receivable with customers outside the United States were approximately $4.2 million and $2.2 million, respectively, $0.6 million of which is over 90 days at September 30, 2019.

Earnings Per Share

Earnings per share (“EPS”) is calculated using the two class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, unvested restricted stock awards of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock based compensation plans), is computed using the “treasury” method.

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of the Company’s basic and diluted earning per share calculation:

	For the three months ended
	September 30,
	2019	2018
Numerator for basic earning per share:

Net Income (loss)	$1,796,492	$(2,610,986)
Less allocation of earnings to participating securities	(38,725)	-
Net Income (loss) available to common shareholders	$1,757,767	$(2,610,986)

Numerator for diluted earning per share:

Net Income (loss) available to common shareholders	$1,757,767	$(2,610,986)
Effect of dilutive options	(36,769)	-
Net Income (loss) available to common shareholders	$1,720,998	$(2,610,986)

Denominator for basic earnings per share	9,686,402	9,100,123

Dilutive effect of stock options	526,683	-

Diluted weighted average shares outstanding	10,213,085	9,100,123

Diluted EPS for the three months ended September 30, 2018 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are the dilutive effect of options to purchase 632,301 shares of common stock for the three months ended September 30, 2018. Also excluded from the calculation of earnings per share for the three months ended September 30, 2019 and 2018 are the unvested restricted stock awards that were issued in December 2016.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. Management is currently assessing the impact ASU 2016-13 will have on the Company.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted ASC 842 on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. The Company adopted the optional ASC 842 transition provisions beginning on July 1, 2019. Accordingly, the Company will continue to apply Topic 840 prior to July 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. The Company elected the package of practical expedients for all its leases that commenced before July 1, 2019. The Company has evaluated its real estate lease, its copier leases and its generator rental agreements. The adoption of ASC 842 did not materially impact the Company’s balance sheet and had an immaterial impact on its results of operations. Based on the Company’s current agreements, upon the adoption of ASC 842 on July 1, 2019, the Company recorded an operating lease liability of approximately $436,000 and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with the Company’s leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company used its incremental borrowing rate based on information available at July 1, 2019 to determine the present value of its future minimum rental payments.

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

2. Revenue Recognition

On July 1, 2018 the Company adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of the adoption date. The reported results for the year ended June 30, 2019 reflect the application of Topic 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC Topic 605, “Revenue Recognition”. The adoption of ASC Topic 606 resulted in a cumulative prior period adjustment in the amount of $960,000 related to the Company’s License and Exclusive Manufacturing Agreement described below, but the remainder of the adoption did not have a material impact on the timing or amount of revenue recognized.

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

The Company generates revenue from the sale and leasing of medical equipment, from the sale of consumable products used with medical equipment in surgical procedures as well as through product licensing arrangements, and from the sale of Theraskin, a regenerative skin product. In the United States, the Company’s products are marketed primarily through a hybrid sales approach that includes direct sales representatives, managed by regional sales managers, along with independent distributors. Outside the United States, the Company sells BoneScalpel and SonaStar to specialty distributors who purchase products to resell to their clinical customer bases. The Company sells to all major markets in the Americas, Europe, Middle East, Asia Pacific, and Africa. Revenue is disaggregated from contracts between products under ship and bill arrangements and licensing agreements, and by geography, which the Company believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The Company also provides an immaterial amount of service revenue that is recognized over time, but not stated separately because the amounts are immaterial.

The following table disaggregates the Company’s product revenue by classification and geographic location:

	For the three months ended
	September 30,
	2019	2018
Total
Surgical	$9,611,298	$8,140,395
Wound	1,534,624	1,220,769
Total	$11,145,922	$9,361,164

Domestic:
Surgical	$5,115,022	$4,241,463
Wound	1,429,886	1,163,055
Total	$6,544,908	$5,404,518

International:
Surgical	$4,496,276	$3,898,932
Wound	104,738	57,714
Total	$4,601,014	$3,956,646

Beginning with the fiscal first quarter of 2020, Misonix adopted certain changes in the quarterly financial results related to the presentation of its sales performance supplemental data to more accurately reflect the Company’s two separate sales channels - its surgical and wound product divisions. The surgical division includes the Company's Nexus, BoneScalpel and SonaStar product lines, and the Wound division includes the Company's SonicOne and TheraSkin product lines. Going forward, the Company will present total, domestic and international sales performance supplemental data for its surgical and wound divisions. As a result, the Company will no longer present total, domestic and international sales performance supplemental data based on its consumables and equipment products.

Contract Assets

The timing of revenue recognition, customer invoicing, and collections produces accounts receivable and contract assets on the Company’s consolidated balance sheet. Contract liabilities are not material to the operations of the Company as of September 30, 2019. The Company invoices in accordance with contract payment terms. Invoices to customers represent an unconditional right of the Company to receive consideration. When revenue is recognized in advance of customer invoicing a contract asset is recorded. Unpaid customer invoices are reflected as accounts receivable.

The Company has established a contract asset in conjunction with the Company’s Licensing & Manufacturing Agreement based upon its assessment of the most likely variable consideration to be received by the Company as a result of the royalty provisions in the contract. The asset is recorded as a long-term asset as the Company believes that payment will be made on this asset in a duration exceeding one year. Contract assets as of September 30, 2019 and June 30, 2019 were $960,000, respectively.

 3. Fair Value of Financial Instruments

The Company follows a three-level fair value hierarchy that prioritizes the inputs to measure fair value of financial instruments. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

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

At September 30, 2019 and June 30, 2019, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

4. Inventories

Inventories are summarized as follows:

	September 30,	June 30,
	2019	2019
Raw material	$4,879,729	$4,830,207
Work-in-process	279,413	224,252
Finished goods	4,192,470	2,743,361
	9,351,612	7,797,820
Less valuation reserve	(444,258)	(444,258)
	$8,907,354	$7,353,562

5. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $428,000 and $333,000 for the three months ended September 30, 2019 and 2018, respectively. Inventory items used for demonstration purposes, rental or on consignment are included in property, plant and equipment and are depreciated using the straight-line method over estimated useful lives of 3 to 5 years. Depreciation of generators that are consigned to customers is expensed over a 5-year period, and depreciation is charged to selling expenses.

6. Goodwill

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. The Company reviews goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company primarily utilizes the Company’s market capitalization and a discounted cash flow model in determining the fair value, which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2019 and 2018 as of June 30 of each year. There were no triggering events identified during the quarter ended September 30, 2019. Goodwill increased by $109,086,682 at September 30, 2019 as a result of the Solsys Acquisition.

7. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents, net of accumulated amortization, totaled $774,010 and $773,668 at September 30, 2019 and June 30, 2019, respectively. Amortization expense for the three months ended September 30, 2019 and 2018 was $32,000 and $34,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of September 30, 2019:

2020	$90,509
2021	115,414
2022	77,931
2023	76,840
2024	69,085
Thereafter	344,231
$774,010

8. Intangible Assets

In connection with the Solsys Acquisition, the Company acquired intangible assets primarily consisting of customer relationships, trade names and non-competition agreements. The table below summarizes the intangible assets acquired:

	September 30,	June 30,	Amortization
	2019	2019	Period

Customer relationships	$7,400,000	-	15 years
Trade names	12,800,000	-	15 years
Non-competition agreements	200,000	-	1 year

Total	$20,400,000	$-

The following is a schedule of estimated future intangible asset amortization expense by fiscal year as of September 30, 2019:

2020	$1,160,000
2021	1,396,667
2022	1,346,667
2023	1,346,667
2024	1,346,667
Thereafter	13,803,332
$20,400,000

9. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2019	2019

Accrued payroll, payroll taxes and vacation	$700,143	$488,339
Accrued bonus	450,000	622,115
Accrued commissions	1,505,408	662,007
Professional fees	279,990	181,313
Vendor, tax and other accruals	1,884,688	534,740

	$4,820,229	$2,488,514

10. Stock-Based Compensation Plans

Stock Option Awards

For the three months ended September 30, 2019 and 2018, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans, excluding the compensation cost for restricted stock, was $221,335 and $278,121 respectively. As of September 30, 2019, there was $2,141,145 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.5 years.

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

There were options to purchase 0 and 137,000 shares granted during the three months ended September 30, 2019 and 2018, respectively. The fair value was estimated based on the weighted average assumptions of:

	For the three months ended
	September 30,
	2019	2018
Risk-free interest rates	-	2.87%
Expected option life in years	-	6.25
Expected stock price volatility	-	55.39%
Expected dividend yield	-	0%

A summary of option activity under the Company’s equity plans as of September 30, 2019, and changes during the three months ended September 30, 2019 is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Vested and exercisable at June 30, 2019	1,163,856	$10.28	$17,617,231
Granted	-	-
Exercised	(3,375)	3.21
Forfeited	(37,500)	13.40
Expired	-	-
Outstanding as of September 30, 2019	1,122,981	$10.20	$11,117,267
Vested and exercisable at September 30, 2019	731,231	$8.81	$8,255,617

The total fair value of stock options vested during the three months ended September 30, 2019 was $510,776. The number and weighted-average grant-date fair value of non-vested stock options at September 30, 2019 was 391,750 and $7.05, respectively. The number and weighted-average grant-date fair value of stock options which vested during the three months ended September 30, 2019 was 77,876 and $6.56, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million. Compensation expense recorded in the three months ended September 30, 2019 and 2018 related to these awards was $123,749 and $726,377 respectively. As of September 30, 2019, there was approximately $1,009,994 of total unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 2.07 years. The awards contain a combination of vesting terms that include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At September 30, 2019, the Company has estimated that it is probable that the performance conditions will be met. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. As of September 30, 2019, 186,600 shares from this set of awards have vested.

11. Commitments and Contingencies

Leases

The Company has entered into operating leases primarily for real estate and office copiers. These leases generally have terms that range from 1 year to 6 years. These operating leases are included in “Other current assets” and “Other non-current assets” on the Company’s September 30, 2019 consolidated balance sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Accrued expenses and other liabilities” and “Other non-current liabilities” on the Company’s September 30, 2019 consolidated balance sheet.  Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $0.5 million and lease liabilities for operating leases of approximately $0.5 million on July 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at their commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, total right-of-use assets and operating lease liabilities were approximately $1.3 million and $1.3 million, respectively. The Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2019, the Company recognized approximately $0.1 million in total lease costs, which was composed of $0.1 million in operating lease costs for right-of-use assets and $-0- in short-term lease costs related to short-term operating leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Three months ended
September 30, 2019

Cash paid for operating lease liabilities	$93,420
Right of use assets obtained in exchange for new operating lease obligations	$1,301,009

As of
September 30, 2019

Weighted-average remaining lease term	4.0 years
Weighted-average discount rate	10.5%

Maturities of lease liabilities as of September 30, 2019 were as follows:

2020	$413,893
2021	348,252
2020	247,359
2023	254,199
2024	254,794
Thereafter	109,493
1,627,990
Less imputed interest	(322,662)

Total lease liabilities	$1,305,328

Former Chinese Distributor - Litigation

On March 23, 2017, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted the Company’s motion to dismiss all of the tort claims asserted against it, and also granted the individual defendants’ motion to dismiss all claims asserted against them. The only claim currently remaining in the case is for breach of contract against the Company; the plaintiff has moved to amend its complaint to add tort claims, which the Company has opposed. The court has not yet ruled on the motion to amend. The Company believes it has various legal and factual defenses to the allegations in the complaint, and intends to defend the action vigorously. Fact discovery in the case is ongoing, and there is no trial date currently set.

12. Financing Arrangements

Note payable consists of the following as of June 30, 2019 and December 31, 2018:

	September 30,	June 30,
	2019	2019

Revolving credit facility	$3,750,000	$-
Notes payable	25,300,722	-
	$29,050,722	$-

Following are the scheduled maturities of the notes payable for the twelve-month period ending June 30:

2020	$-
2021	6,250,000
2022	5,000,000
2023	17,800,722
2024	-

$29,050,722

Revolving Credit Facility

Through the acquisition of Solsys, the Company became party to a $5,000,000 revolving line of credit loan agreement (LOC) with Silicon Valley Bank, originally effective January 22, 2019. Borrowings on the line are limited to 85% of eligible Solsys accounts receivable as defined in the LOC agreement. Interest is calculated at .25% over prime or 5.25%, whichever is higher, and is automatically paid on the last day of each month. The LOC calls for a final payment fee of 1.50% of the line, due upon termination or maturity of the LOC. The LOC also calls for an unused facility fee of .25% of average unused portion of the line paid quarterly. The Company is required to meet certain financial covenants related to the LOC. The line of credit matures January 22, 2021.

Notes Payable

On September 27, 2019, Misonix entered into an amended and restated credit agreement (“SWK Credit Agreement”) with SWK Holdings Corporation pursuant to a commitment letter whereby SWK (a) consented to the transactions contemplated by the Solsys merger agreement and (b) agreed to provide additional financing to Misonix. The SWK credit Facility provides for $25,095,761 in financing and matures on June 30, 2023. The interest rate applicable to the loans made under the SWK Credit Agreement will vary between LIBOR plus 7.00% and LIBOR plus 10.25%, depending on Misonix’s consolidated EBITDA or market capitalization. Interest is payable in cash. Principal payments are capped at $1,250,000 per quarter and commence during the quarter ended March 31, 2021. The Company may not prepay the loans under the SWK Credit Agreement until September 27, 2020. On and after September 27, 2020, the Company may prepay the loans subject to a prepayment fee of (a) $800,000 if such prepayment is made prior to September 27, 2021, (b) 1.00% of the amount prepaid if such prepayment is on or after September 27, 2021 and prior to September 27, 2022 and (c) $0 if such prepayment is made on or after September 27, 2022. The SWK Credit Agreement contains financial covenants requiring (a) a minimum amount of unencumbered liquid assets that will vary based on the Company’s market capitalization, (b) minimum annual revenue of $50 million (determined on a quarterly basis for the prior four fiscal quarters) and (c) minimum EBITDA at levels that will vary based on the Company’s market capitalization. The obligations of the Company under the SWK Credit Agreement are guaranteed by the Company and are secured by a lien on substantially all of its assets.

13. Related Party Transactions

Minoan Medical (Pty) Ltd. (“Minoan”) (formerly Applied BioSurgical) is an independent distributor for the Company in South Africa. The chief executive officer of Minoan is also the brother of Stavros G. Vizirgianakis, the Company’s Chief Executive Officer.

Set forth below is a table showing the Company’s net revenues for the three months ended September 30, 2019 and 2018 and accounts receivable at September 30, 2019 and 2018 with Minoan:

	For the three months as of and ended
	September 30,
	2019	2018

Sales	$625,134	$296,881
Accounts receivable	$426,142	$236,478

14. Income Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded an income tax expense benefit, as follows:

	For the three months ended
	September 30,
	2019	2018

Income tax benefit	$(515,000)	$(427,000)
Income tax expense (benefit) - Solsys Acquisition	(4,085,000)	-
Valuation allowance on deferred tax assets	515,000	427,000

Net income tax benefit	$(4,085,000)	$-

For the three months ended September 30, 2019 and 2018, the Company recorded an income tax benefit of $4.1 million and $0, respectively. For the three months ended September 30, 2019 and 2018, the effective rate of 178% and 0%, respectively, varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

The acquisition of Solsys resulted in the recognition of deferred tax liabilities of approximately $4.1 million, related primarily to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its deferred tax assets. The deferred tax liabilities generated from the business combination is netted against the Company’s pre-existing deferred tax assets. Consequently, this resulted in a release of $4.1 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

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

The Company regularly assesses its ability to realize its deferred tax assets. The Company is in a three-year cumulative loss position at June 30, 2019, and it expects to be in a cumulative pretax loss position as of June 30, 2020. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, the completion of the development of its next generation Nexus product, its SonaStar technology license to its Chinese partner and the reduction in investigative and professional fees, along with available negative evidence, including the Company’s continuing investment in building a direct sales force and payment of transaction fees for the Company’s Solsys acquisition. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. Accordingly, the Company recorded an increase in the valuation allowance for the three months ended September 30, 2019 of $515,000 against its remaining deferred tax assets at September 30, 2019. As a result of the Solsys Acquisition, the Company recorded a valuation allowance release of $4.1 million. The remaining cumulative valuation allowance at September 30, 2019 is $1.8 million. The Company will continue to assess its ability to utilize its net operating loss carryforwards, and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of September 30, 2019 and June 30, 2019, the Company had no material unrecognized tax benefits or accrued interest and penalties.

15. Segment Reporting

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

Worldwide revenue for the Company’s product revenue is categorized as follows:

	For the three months ended
	September 30
	2019	2018
Product revenue:
Domestic	$6,544,908	$5,404,518
International	4,601,014	3,956,646
Total	$11,145,922	$9,361,164

Substantially all of the Company’s long-lived assets are located in the United States.

16. Acquisitions

Solsys Medical, LLC

On September 27, 2019, the Company completed the Solsys Acquisition. The purchase was approximately $108.6 million, representing 5,703,082 shares of Misonix common stock, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition of $4.4 million, of which $1.8 million were incurred in the quarter ended September 30, 2019. These fees were charged to general and administrative expenses on the Statement of Operations. In addition, approximately $1.3 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction.

The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805. US GAAP requires that one of the companies in the transactions be designated as the acquirer for accounting purposes based on the evidence available. Misonix was treated as the acquiring entity for accounting purposes.

The preliminary Solsys purchase price allocation as of September 27, 2019, is shown in the following table:

Cash	$5,525,601
Accounts receivable	5,480,890
Inventory	98,911
Prepaid expenses	193,866
Property and equipment	699,969
Lease assets	946,617
Customer relationships	7,400,000
Trade names	12,800,000
Non-competition agreements	200,000
Accounts payable and other current liabilities	(4,794,878)
Lease liabilities	(858,111)
Deferred tax liability	(4,085,000)
Notes payable	(24,050,837)
Total identifiable net assets	(442,972)
Goodwill	109,086,682
Total consideration	$108,643,710

The fair values of the Solsys assets and liabilities are provisional and were determined based on preliminary estimates and assumptions that management believes are reasonable. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to certain short-term assets, intangible assets, and certain liabilities. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available, including the completion of a valuation of the tangible and intangible assets, but no later than one year from the acquisition date.

The goodwill from the acquisition of Solsys, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from combining the operations of Solsys and the Company’s existing business.

The estimate of fair value of the Solsys identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors.  The following table summarizes key information underlying intangible assets related to the Solsys acquisition:

	Asset	Amortization
	Value	Period

Customer relationships	$7,400,000	15 years
Trade names	12,800,000	15 years
Non-competition agreements	200,000	1 year

Total	$20,400,000

Solsys’ operations were consolidated with those of the Company for the period September 27, 2019 through September 30, 2019. For that period, revenue and operating loss were $0.3 million and ($0.1) million, respectively. Had the acquisition occurred as of the beginning of fiscal 2018, revenue and net loss, on a pro forma basis excluding transaction fees and the one time tax benefit, for the combined company would have been as follows:

	For the three months ended
	September 30,
	2019	2018

Revenue	$19,490,717	$14,789,313

Net income (loss)	$(4,601,195)	$(4,866,467)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I - Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2019, for the fiscal year ended June 30, 2019 (“2019 Form 10-K”). Item 7 of the 2019 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the three months ended September 30, 2019.

Forward Looking Statements

With the exception of historical information contained in this Form 10-Q, content herein may contain “forward-looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that any forward-looking statements will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. These factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, regulatory compliance, potential acquisitions, consumer and industry acceptance, litigation and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in our business lines, and other factors discussed in the 2019 Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements, except as we are required by law to do so.

Acquisition of Solsys Medical, LLC

On September 27, 2019, we completed our acquisition of Solsys Medical, LLC (“Solsys”), a medical technology company focused on the regeneration and healing of soft-tissue associated with chronic wounds and surgical procedures. Solsys’ primary product is TheraSkin®, a living cell wound therapy indicted to treat all external wounds from head-to-toe. The purchase was approximately $109 million, representing 5,703,082 shares of Misonix common stock, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition of $4.4 million, of which $1.8 million were incurred in the quarter ended September 30, 2019. These fees were charged to general and administrative expenses on the Statement of Operations. In addition, approximately $1.3 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction. The results of operations of Solsys are included in our consolidated statement of operations for the period September 27, 2019 through September 30, 2019.

Overview

We design, manufacture and market minimally invasive surgical ultrasonic medical devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, plastic surgery, wound care and maxillo-facial surgery. We also market, sell and distribute TheraSkin® in the U.S., through an agreement with LifeNet. TheraSkin is a biologically active human skin allograft that has all of the relevant characteristics of human skin, including living cells, growth factors, and a collagen matrix, needed to heal wound which compliments our ultrasonic medical devices. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is manufactured by LifeNet.

We strive to help proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. We intend to accomplish this, in part, by utilizing our best in class surgical ultrasonic technology to change patient outcomes in Spine, Neuro and Wound Care. We are currently developing proprietary procedural solutions around our recently FDA cleared Nexus Ultrasonic Generator. In addition, through the acquisition of Solsys, we completed our first procedural expansion of our ultrasonic surgical technology, adding the TheraSkin product, a leading cellular skin substitute indicated for all wounds, to our product portfolio.

In the United States, we sells our products through its direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, we generally sell to distributors who then resell the products to hospitals. Our sales force operates as two groups, Surgical (Neuro and Spine Applications) and Wound. We operate with one business segment.

Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Our revenues by category for the three months ended September 30, 2019 and 2018 are as follows:

	For the three months ended
	September 30,		Net change
	2019	2018	$	%
Total
Surgical	$9,611,298	$8,140,395	$1,470,903	18.1%
Wound	1,534,624	1,220,769	313,855	25.7%
Total	$11,145,922	$9,361,164	$1,784,758	19.1%

Domestic:
Surgical	$5,115,022	$4,241,463	$873,559	20.6%
Wound	1,429,886	1,163,055	266,831	22.9%
Total	$6,544,908	$5,404,518	$1,140,390	21.1%

International:
Surgical	$4,496,276	$3,898,932	$597,344	15.3%
Wound	104,738	57,714	47,024	81.5%
Total	$4,601,014	$3,956,646	$644,368	16.3%

Revenues

Total revenue increased 19.1% or $1.8 million to $11.1 million in the first quarter of fiscal 2019, from $9.4 million in the first quarter of fiscal 2018.

The revenue increase is principally attributable to an 18.1% or $1.5 million increase in surgical revenue, in addition to a 25.7% or $0.3 million increase in wound revenue. Surgical revenue includes our Nexus, BoneScalpel and SonaStar product lines, and wound revenue includes the SonicOne and TheraSkin product lines. With the acquisition of Solsys Medical, LLC, wound revenue for the quarter includes two days of TheraSkin shipments aggregating to $0.3 million. The revenue increase for the quarter was principally the result of the increased size of our domestic sales force in fiscal 2019 compared with fiscal 2018.

We did not receive any license revenue during the first quarter of fiscal 2019 or fiscal 2018.

Gross profit

Gross profit from product revenue in the first quarter of fiscal 2019 was 71.0% of revenue, slightly higher than 70.1% in the first quarter of fiscal 2018, resulting from a higher margin product mix.

Selling expenses

Selling expenses increased by $0.5 million, or 9.8% to $5.2 million in the first quarter of fiscal 2020 from $4.7 million in the prior year period. The increase is principally related to higher compensation costs and travel related expenses resulting from the continued buildout of our direct sales force and increased freight expense on higher sales, offset by lower commissions to distributors resulting from the transition of accounts from distributors to the direct sales force.

General and administrative expenses

General and administrative expenses increased by $1.0 million, or 32.2% to $4.2 million in the first quarter of fiscal 2020 from $3.2 million in the prior year period. The increase is the result of $1.8 million of professional fees related to the Solsys Acquisition, more than offset by lower non-M&A legal fees and lower non-cash compensation.

Research and development expenses

Research and development expenses decreased by $0.5 million or 40.9% to $0.8 million in the first quarter of fiscal 2020 from $1.3 million in the prior year period. In fiscal 2019, we had been investing in the design and development of our next generation platform product, Nexus, which was completed in fiscal 2019. The $0.5 million decrease is attributable to lower Nexus development expenses.

Income taxes

For the three months ended September 30, 2019 and 2018, we recorded an income tax benefit of $4.1 million and $0, respectively. For the three months ended September 30, 2019 and 2018, the effective rate of 178% and 0%, respectively, varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

The acquisition of Solsys resulted in the recognition of deferred tax liabilities of approximately $4.1 million, related primarily to intangible assets. Prior to the business combination, we had a full valuation allowance on our deferred tax assets. The deferred tax liabilities generated from the business combination is netted against our pre-existing deferred tax assets. Consequently, resulting in a release of $4.1 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

For the quarter ended September 30, 2019 we also recorded an increase in the valuation allowance of $515,000 against our remaining deferred tax assets recorded in the quarter. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, our deferred tax assets at September 30, 2019 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the three months ended
	September 30,
	2019	2018

Income tax benefit	$(515,000)	$(427,000)
Income tax expense (benefit) - Solsys Acquisition	(4,085,000)	-
Valuation allowance on deferred tax assets	515,000	427,000

Net income tax benefit	$(4,085,000)	$-

Liquidity and Capital Resources

Working capital at September 30, 2019 was $21.6 million. For the three months ended September 30, 2019, cash used in operations was $3.9 million, mainly due to a use of $1.9 million for increased accounts receivable and $2.2 million for increased inventory, offset by an increase in accounts payable and accrued expenses of $0.4 million.

Cash provided by investing activities was $5.4 million, principally from the $5.5 million of cash acquired in the Solsys Acquisition.

Cash provided by financing activities was $5.0 million, resulting from a $5 million borrowing on our credit facility.

We have no debt principal payments due over the next twelve months. We estimate that we will make approximately $3.1 million in debt interest payments over the twelve months immediately following September 30, 2019.

As of September 30, 2019, we had cash and cash equivalents of approximately $12.9 million. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand and future cash expected to be generated from operations will be sufficient to fund any debt service obligations and estimated capital expenditures. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to us.

Other

In the opinion of management, inflation has not had a material effect on our operations.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included herein.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to goodwill, intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on cash and cash equivalents.

Interest Rate Risk:

We earn interest on cash balances and pay interest on any debt incurred. In light of our existing cash, results of operations and projected borrowing requirements, we do not believe that a 10% change in interest rates would have a significant impact on our consolidated financial position.

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

Material Weakness

In our 2019 Form 10-K, we disclosed that management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management determined, because of an error with properly recording liabilities, a material weakness existed at June 30, 2019, as described below. In light of such material weakness, management concluded that our internal control over financial reporting was ineffective as of June 30, 2019.

We identified one invoice related to legal fees which was properly approved and submitted to the accounts payable department for posting, however such invoice was erroneously posted into the month of July 2019 instead of June 2019 as the result of a keypunch error. Our finance personnel failed to identify this error promptly. To remediate this weakness, we have implemented controls to review and verify that open accounts payable invoices in addition to invoices paid after period end are entered into the correct accounting period. This error was corrected and impacted the balance sheet only, and did not impact the statement of operations.

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

Evaluation at September 30, 2019

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, we concluded that the new controls implemented to remediate the material weakness identified in our internal control over financial reporting initially reported in our 2019 Form 10-K operated effectively for the three months ended September 30, 2019. However, these controls have not been tested for a sufficient number of months for us to conclude that this control is effective. Our CEO and CFO will continue to monitor these controls and expect to conclude that our disclosure controls and procedures will be effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes discussed previously to remediate the material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Former Chinese Distributor - Litigation

On March 23, 2017, our former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Eastern District of New York, alleging that we improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted our motion to dismiss all of the tort claims asserted against it, and also granted the individual defendants’ motion to dismiss all claims asserted against them. The only claim currently remaining in the case is for breach of contract against us; the plaintiff has moved to amend its complaint to add tort claims, which we have opposed. The court has not yet ruled on the motion to amend. We believe that we have various legal and factual defenses to the allegations in the complaint, and intends to defend the action vigorously. Fact discovery in the case is ongoing, and there is no trial date currently set.

Item 1A. Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the Item 1A. - “Risk Factors” section of our 2019 Form 10-K. There have been no material changes from the risk factors disclosed in the 2019 Form 10-K, except as follows:

The continued commercial success of TheraSkin will depend on the continued and future acceptance of such product by the medical community.

Allograft based technologies, including TheraSkin, may never achieve broad market acceptance, which can be affected by numerous factors, including lack of clinical acceptance of allograft technologies, introduction of competitive treatment options which render allograft technologies too expensive or obsolete and difficulty training physicians in the use of allograft technologies.

Market acceptance will also depend on the Company’s ability to demonstrate that TheraSkin is an attractive treatment option. The Company’s ability to do so will depend on physicians’ evaluations of the clinical safety, effectiveness, ease of use, reliability and cost-effectiveness of TheraSkin. For example, the Company believes that some individuals in the medical community may have lingering concerns over the risk of disease transmission through the use of human skin allografts.

Media reports or other negative publicity concerning both methods of tissue recovery from donors and actual or potential disease transmission from donated tissue may limit widespread acceptance by the medical community of human skin allografts, whether directed at those products generally or TheraSkin specifically. Unfavorable reports of improper or illegal tissue recovery practices by any participant in the industry, both in the United States and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft based technologies by the medical community.

Furthermore, even if the medical community generally accepts TheraSkin, acceptance and recommendations by influential members of the medical community could have an impact on the broader commercial success of TheraSkin. If TheraSkin is not broadly accepted by the medical community, the Company may be unable to sell these products and could experience a significant adverse impact on its revenue.

The Company will depend on LifeNet as our single source of human tissue, and any failure to obtain tissue from LifeNet in a timely manner will interfere with our ability to process and distribute allografts.

The Company will rely exclusively on LifeNet for its supply of TheraSkin. The Company cannot be sure that LifeNet will be in a position to deliver TheraSkin to it at levels currently delivered or at amounts that will be sufficient to meet its future needs. If the Company is not able to obtain sufficient amounts of TheraSkin to meet its customers’ needs, it will have a shortage of TheraSkin and be unable to fill its customers’ orders which will result in its customers seeking products from its competitors. Any interruption of the Company’s business caused by a shortage of TheraSkin could significantly reduce its revenues and have a material adverse effect on its financial performance and condition.

If the Company’s sole supplier for TheraSkin, LifeNet, is not able to maintain sufficient quality controls, regulatory approvals of its products by the FDA or other relevant authorities could be delayed or denied and our sales and revenues would suffer.

LifeNet, the Company’s sole supplier of TheraSkin, its raw material suppliers, contract manufacturers and distributors, and other third parties that it contracts with are subject to many or all of the risks and uncertainties to which the Company is subject. Similar to the Company, they are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with applicable regulations and other governmental regulations and corresponding foreign standards. However, the Company does not control compliance with these regulations and standards by its suppliers, distributors and other third parties with which it contracts. They might not be able to comply with these regulatory requirements. If they fail to comply with applicable regulations, the FDA or other regulatory authorities could issue orders of suspension, recall, destruction or cessation of manufacturing, or impose sanctions on us, including fines, injunctions, civil penalties, denial of any required marketing approval, delays, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operating restrictions and criminal prosecutions. Any of these actions could significantly and adversely affect the supply and distribution of the Company’s products and could have a material adverse effect on its business, financial condition and results of operations.

The FDA could stop or delay approval of production of products if LifeNet’s manufacturing facilities do not comply with applicable manufacturing requirements. The FDA quality system regulations impose extensive testing, control, documentation and other quality assurance requirements. Failure by LifeNet to comply with these requirements could prevent the Company from obtaining or retaining approval for and marketing of TheraSkin.

Should the FDA determine that TheraSkin does not meet regulatory requirements that permit qualifying human cell and/or tissue based products (“HCT/Ps”) to be processed, stored, labeled and distributed without pre-marketing approval, the Company’s supplier may be required by the FDA to stop processing and the Company may be required to stop distributing TheraSkin, or to narrow the indications for which TheraSkin is marketed, which, in turn, could have an adverse effect on the Company’s business.

TheraSkin is a product derived from human tissue. The FDA has specific regulations governing HCT/Ps. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act and 21 CFR 1271 (361 HCT/Ps) are not subject to pre-market clearance or approval requirements, but are subject to post-market regulatory requirements.

The Company believes that TheraSkin qualifies as a 361 HCT/P. Although the FDA recently determined that TheraSkin qualifies as a 361 HCT/P product, the FDA periodically reviews qualification standards and may in the future change its policy with respect to 361 HCT/P qualifications, or determine that the Company’s marketing claims exceed what would be permitted for a 361 HCT/P, or determine that TheraSkin is determined to not qualify as a 361 HCT/P product. As a result, the Company or LifeNet may have to revise its labeling and other written or oral statements of use or cease marketing TheraSkin or obtain approval or clearance from the FDA before the Company could continue to market the product in the United States.

The Company and its suppliers will be required to comply with current Good Manufacturing Practice, or cGMPs, and Good Tissue Practice, or GTPs, and could be subject to suspensions or product withdrawals if found non-compliant.

The FDA regulates the facilities, processes and procedures used to manufacture and market medical products in the United States. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with cGMP and/or GTPs, as applicable, which are regulations enforced by the FDA. Compliance with cGMP and/or GTPs regulations, as applicable, requires the dedication of substantial resources and requires significant expenditures. The FDA periodically inspects manufacturing facilities, including those of LifeNet with respect to TheraSkin, and procedures to assure compliance. The FDA may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular HCT/P or medical device is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect the Company’s business, results of operations, financial condition and cash flow.

The Company will require a significant amount of cash to service its indebtedness. This cash may not be readily available to the Company.

the Company’s ability to make payments on, or repay or refinance, its indebtedness and fund planned capital expenditures will depend largely upon its future operating performance. the Company’s future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. We cannot be certain the Company will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

Item 6. Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISONIX, INC.

Dated: November 7, 2019	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Chief Financial Officer