Form 10-Q
period 2019-12-31
MISONIX INC
filed 2020-02-05
CIK 880432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 1-10986

MISONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1856018
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1938 New Highway Farmingdale, New York	11735
(Address of principal executive offices)	(Zip code)

(631) 694-9555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of February 5, 2020, there were 17,360,310 shares of the registrant’s common stock, $.0001 par value, outstanding.

MISONIX, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,403,843	$7,842,403
Accounts receivable, less allowance for doubtful accounts of $100,000 and $100,000, respectively	12,938,009	5,360,454
Inventories, net	11,185,903	7,353,562
Prepaid expenses and other current assets	1,655,724	835,044
Total current assets	40,183,479	21,391,463

Property, plant and equipment, net of accumulated amortization and depreciation of $11,423,223 and $10,545,810, respectively	6,047,483	4,198,721
Patents, net of accumulated amortization of $1,267,978 and $1,204,589, respectively	787,605	779,100
Goodwill	110,534,259	1,701,094
Contract assets	-	960,000
Intangible assets	20,013,333	-
Lease right of use and other assets	1,621,743	920,921
Total assets	$179,187,902	$29,951,299

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,856,835	$5,357,736
Accrued expenses and other current liabilities	5,165,208	2,488,514
Current portion of lease liabilities	418,163	-
Total current liabilities	11,440,206	7,846,250

Non-current liabilities:
Notes payable	38,845,761	-
Lease right of use liabilities	810,842	-
Other non-current liabilities	472,388	401,000
Total liabilities	51,569,197	8,247,250

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, $.0001 and $.01 par value-shares authorized 40,000,000; 15,491,560 and 9,646,728 shares issued and outstanding in each period	1,549	96,468
Additional paid-in capital	152,802,535	43,500,478
Accumulated deficit	(25,185,379)	(21,892,897)
Total shareholders’ equity	127,618,705	21,704,049

Total liabilities and shareholders’ equity	$179,187,902	$29,951,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenues
Product	$19,721,986	$10,176,453	$30,867,908	$19,537,617
Total revenue	19,721,986	10,176,453	30,867,908	19,537,617

Cost of revenue	5,945,108	3,048,079	9,181,755	5,798,622
Gross profit	13,776,878	7,128,374	21,686,153	13,738,995

Operating expenses:
Selling expenses	11,800,565	4,800,643	17,001,147	9,535,648
General and administrative expenses	5,149,715	2,347,184	9,357,522	5,530,568
Research and development expenses	1,087,449	839,219	1,858,860	2,143,984
Total operating expenses	18,037,729	7,987,046	28,217,529	17,210,200
Loss from operations	(4,260,851)	(858,672)	(6,531,376)	(3,471,205)

Other income (expense):
Interest income	5,293	17,242	24,170	37,056
Interest expense	(833,035)	-	(869,132)	-
Other	(380)	1,097	(1,143)	(17,168)
Total other income (expense)	(828,122)	18,339	(846,105)	19,888

Loss from operations before income taxes	(5,088,973)	(840,333)	(7,377,481)	(3,451,317)

Income tax benefit	-	-	4,085,000	-

Net loss	$(5,088,973)	$(840,333)	$(3,292,481)	$(3,451,317)

Net loss per share:
Basic	$(0.33)	$(0.09)	$(0.26)	$(0.37)
Diluted	$(0.33)	$(0.09)	$(0.26)	$(0.37)

Weighted average shares - Basic	15,222,870	9,322,237	12,439,860	9,210,031
Weighted average shares - Diluted	15,222,870	9,322,237	12,439,860	9,210,031

See Accompanying Notes to Condensed Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional		Total
	Number		paid-in	Accumulated	shareholders’
	of shares	Amount	capital	deficit	equity

Balance, September 30, 2018	9,482,126	$94,822	$41,192,701	$(17,117,086)	$24,170,437
Cumulative effect of the adoption of ASC 606 - revenue recognition	-	-	-	-	-
Net loss	-	-	-	(840,331)	(840,331)
Proceeds from exercise of stock options	102,052	1,020	450,570	-	451,590
Stock-based compensation	-	-	500,088	-	500,088
Balance, December 31, 2018	9,584,178	$95,842	$42,143,359	$(17,957,417)	$24,281,784

Balance, June 30, 2018	9,430,466	$94,305	$39,772,973	$(15,466,100)	$24,401,178
Cumulative effect of the adoption of ASC 606 - revenue recognition	-	-	-	960,000	960,000
Net loss	-	-	-	(3,451,317)	(3,451,317)
Proceeds from exercise of stock options	153,712	1,537	865,800	-	867,337
Stock-based compensation	-	-	1,504,586	-	1,504,586
Balance, December 31, 2018	9,584,178	$95,842	$42,143,359	$(17,957,417)	$24,281,784

Balance, September 30, 2019	15,353,185	$1,535	$151,308,485	$(20,096,406)	$131,213,615
Net loss	-	-	-	(5,088,973)	(5,088,973)
Proceeds from exercise of stock options	138,375	14	1,164,234	-	1,164,248
Equity restructuring in current period	-	-	-	-	-
Issuance of shares for acquisition of Solsys	-	-	-	-	-
Stock registration fees	-	-	(74,836)	-	(74,836)
Stock-based compensation	-	-	404,652	-	404,652
Balance, December 31, 2019	15,491,560	$1,549	$152,802,535	$(25,185,379)	$127,618,705

Balance, June 30, 2019	9,646,728	$96,468	$43,500,478	$(21,892,897)	$21,704,049
Net loss	-	-	-	(3,292,482)	(3,292,482)
Proceeds from exercise of stock options	141,750	14	1,175,070	-	1,175,084
Equity restructuring in current period	-	(151,964)	151,964	-	-
Issuance of shares for acquisition of Solsys	5,703,082	57,031	108,586,679	-	108,643,710
Stock registration fees	-	-	(1,361,392)	-	(1,361,392)
Stock-based compensation	-	-	749,736	-	749,736
Balance, December 31, 2019	15,491,560	$1,549	$152,802,535	$(25,185,379)	$127,618,705

See Accompanying Notes to Condensed Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,
	2019	2018

Operating activities
Net loss	$(3,292,481)	$(3,451,317)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,426,172	767,135
Bad debt expense	-	50,000
Reserve for contract asset	960,000	-
Stock-based compensation	749,736	1,504,586
Release of valuation allowance on deferred tax assets	(4,085,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,096,665)	(513,749)
Inventories	(5,673,609)	(1,189,559)
Prepaid expenses and other current assets	(481,817)	9,895
Lease and other assets	77,689	(7,310)
Intangible assets	-	65,980
Accounts payable, accrued expenses and other current liabilities	(1,008,698)	1,651,129
Net cash used in operating activities	(13,424,673)	(1,113,210)

Investing activities
Acquisition of property, plant and equipment	(211,347)	(485,191)
Additional patents	(71,893)	(75,105)
Cash from acquisition of Solsys Medical, LLC	5,525,601	-
Net cash provided by (used in) investing activities	5,242,361	(560,296)

Financing activities
Proceeds from notes payable	18,750,000	-
Repayments of notes payable	(3,819,940)	-
Stock registration fees	(1,361,392)	-
Proceeds from exercise of stock options	1,175,084	867,337
Net cash provided by financing activities	14,743,752	867,337

Net increase (decrease) in cash and cash equivalents	6,561,440	(806,169)
Cash and cash equivalents at beginning of year	7,842,403	10,979,455
Cash and cash equivalents at end of year	$14,403,843	$10,173,286

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$814,577	$-
Income taxes	$550	$13,273
Transfer of inventory to property, plant and equipmment for consignment of product	$1,940,179	$497,917
Stock issued for the acquisition of Solsys Medical, LLC	$108,643,710	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2019 and 2018 (unaudited)

1.	Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its subsidiaries, each of which is 100% owned. All significant intercompany balances and transactions have been eliminated.

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

Organization and Business

Misonix designs, manufactures and markets minimally invasive surgical ultrasonic medical devices and markets, sells and distributes TheraSkin® (“TheraSkin”), a biologically active human skin allograft used to support healing of wounds which complements Misonix’s ultrasonic medical devices. Misonix’s ultrasonic products are used for precise bone sculpting, removal of soft and hard tumors and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, plastic surgery, wound care and maxillo-facial surgery.

The Company strives to help proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. Misonix intends to accomplish this, in part, by utilizing its best in class surgical ultrasonic technology to change patient outcomes in the areas of spinal surgery, neurosurgery and wound care. Misonix is currently developing proprietary procedural solutions around its recently U.S. Food and Drug Administration (“FDA”) cleared Nexus ultrasonic generator (“Nexus”), which combines the capabilities of the Company’s three existing products, namely BoneScalpel® Surgical System (“BoneScalpel”), SonaStar® Surgical Aspirator (“SonaStar”) and SonicOne® Wound Cleansing and Debridement System (“SonicOne”), into a single system that can be used to perform soft and hard tissue resections. The Nexus platform is driven by Misonix’s proprietary ultrasonic digital algorithm and additionally integrates the delivery of radio frequency energy for use in general surgical procedures. In addition, through its acquisition of Solsys Medical, LLC (“Solsys”), Misonix completed its first procedural expansion of its ultrasonic surgical technology in September 2019, adding the TheraSkin product, a leading cellular skin substitute indicated for all wounds, to its product portfolio.

BoneScalpel is a state of the art, ultrasonic bone cutting and sculpting system capable of making precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its unique ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting and sculpting and removal, leading to substantial time savings and increased operation efficiencies. BoneScalpel is now recognized by many surgeons globally as a critical surgical tool enabling improved patient outcomes in the spinal arena.

SonicOne is an innovative, tissue specific approach for the effective removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue specific capability is, in part, due to the fact that healthy and viable tissue structures have a higher elasticity and flexibility than necrotic tissue and are more resistant to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment and, usually, a reduced pain sensation. The Company believes SonicOne establishes a new standard in wound and burn bed preparation, the essential first step in the healing process, while contributing to a faster patient healing.

SonaStar is used to emulsify and remove soft and hard tumors. Specifically, SonaStar provides powerful precise aspiration following the ultrasonic ablation of hard or soft tissue. SonaStar has been used for a wide variety of surgical procedures applying both open and minimally invasive approaches, including neurosurgery and general surgery.

Nexus is a next-generation integrated ultrasonic surgical platform that combines all the features of BoneScalpel, SonicOne and SonaStar into a single fully integrated platform that will also serve to power future solutions. The Nexus platform is driven by a new proprietary digital algorithm that results in more power, efficiency and control. Nexus uniquely integrates radio frequency capabilities, allowing for use in general surgery procedures. Nexus’ increased power improves tissue resection rates for both soft and hard tissue removal making it a unique surgical platform for a variety of different surgical specialties. In addition, Nexus’ easy setup and use enables physicians to fully leverage Nexus’ impressive set of capabilities via its digital touchscreen display and smart system technology. Because BoneScalpel, SonaStar and SonicOne all work on the Nexus generator, hospitals have access to all of the Company’s product offerings on the all in one Nexus platform. Nexus received FDA 510(k) clearance in June 2019 and received its CE mark approval in July 2019 for sale in Europe.

In the United States, the Company sells its products through its direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, the Company generally sells to distributors who then resell the products to hospitals. The Company’s sales force operates as two groups, Surgical (neurosurgery and spinal surgery applications) and Wound Care. The Company operates with one business segment.

Acquisition of Solsys Medical, LLC

On September 27, 2019, the Company completed the acquisition (the “Solsys Acquisition”) of Solsys Medical, LLC (“Solsys”), a privately held regenerative medical company, in an all-stock transaction valued at approximately $109 million. Solsys is the exclusive marketer and distributor of TheraSkin in the United States, through an agreement with LifeNet Health (“LifeNet”). Solsys owns the TheraSkin® brand name, which was commercially launched in January 2010. TheraSkin is a biologically active human skin allograft which has all of the relevant characteristics of human skin, including living cells, growth factors, and a collagen matrix, needed to heal wounds. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is manufactured by LifeNet Health. As a result of the Solsys Acquisition, the Company became the parent public-reporting company of the combined company; Misonix, Inc., a New York corporation, now known as Misonix Opco, Inc., and Solsys became direct, wholly owned subsidiaries of the Company. The acquisition of Solsys is expected to broaden the Company’s addressable market through wound care solutions that are complementary to its existing products. After the completion of the Solsys Acquisition, the Company’s shareholders immediately prior to the closing owned 64% of the combined entity, and Solsys unitholders immediately prior to the closing owned 36%. The Company issued 5,703,082 shares in connection with this transaction. Transaction fees were approximately $4.5 million, of which $1.4 million were capitalized as additional paid in capital in connection with the registration of these shares. The Solsys assets, liabilities and results of operations are included in the Company’s financial statements from the acquisition date.

The Company’s common stock was created with a par value per share of $.0001, whereas the par value of Misonix Opco, Inc. is $.01. Accordingly, the Company recorded a reclassification of $151,997 between common stock and additional paid in capital during the three months ended September 30, 2019 to account for this change.

High Intensity Focused Ultrasound Technology

The Company sold its rights to its former the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”) in May 2010. The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare is required to pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through December 31, 2019 were approximately $2.5 million. Currently, SonaCare is in default of its royalty payment due March 31, 2019. Although the Company is in discussions with SonaCare regarding this default, there can be no assurance that the payments will be received on a timely basis or at all. Due to this default, the Company has not recorded any income relating to this payment.

Major Customers and Concentration of Credit Risk

For the six months ended December 31, 2019 and 2018, the Company did not have any customers exceeding 10% of total revenue.

Earnings Per Share

Earnings per share (“EPS”) is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, unvested restricted stock awards of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the “treasury” method.

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of the Company’s basic and diluted earnings per share calculation:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2019	2018	2019	2018

Basic weighted average shares outstanding	15,222,870	9,322,237	12,439,860	9,210,031
Dilutive effect of restricted stock awards (participating securities)	-	-	-	-

Denominator for basic earnings per share	15,222,870	9,322,237	12,439,860	9,210,031

Dilutive effect of stock options	-	-	-	-

Diluted weighted average shares outstanding	15,222,870	9,322,237	12,439,860	9,210,031

Diluted EPS for the three months and six months ended December 31, 2019 and 2018 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are the dilutive effect of options to purchase 408,926 and 530,978 shares of common stock for the three months ended December 31, 2019 and 2018, respectively, and the dilutive effect of options to purchase 466,412 and 544,143 shares of common stock for the six months ended December 31, 2019 and 2018, respectively. Also excluded from the calculation of earnings per share for the three and six months ended December 31, 2019 and 2018 are the unvested restricted stock awards that were issued in December 2016.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. Management is currently assessing the impact ASU 2016-13 will have on the Company.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted ASC 842 on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. The Company adopted the optional ASC 842 transition provisions beginning on July 1, 2019. Accordingly, the Company will continue to apply Topic 840 prior to July 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. The Company elected the package of practical expedients for all its leases that commenced before July 1, 2019. The Company has evaluated its real estate lease, its copier leases and its generator rental agreements. The adoption of ASC 842 did not materially impact the Company’s balance sheet and had an immaterial impact on its results of operations. Based on the Company’s current agreements, upon the adoption of ASC 842 on July 1, 2019, the Company recorded an operating lease liability of approximately $436,000 and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with the Company’s leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company used its incremental borrowing rate based on information available at July 1, 2019 to determine the present value of its future minimum rental payments.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for but not limited to establishing the allowance for doubtful accounts, valuation of inventory, depreciation, valuation of assets acquired and liabilities assumed in business combinations, asset impairment evaluations and establishing deferred tax assets and related valuation allowances, and stock-based compensation. Actual results could differ from those estimates.

2.	Revenue Recognition

On July 1, 2018 the Company adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”), using the modified retrospective method applied to those contracts that had not been completed as of the adoption date. The Company’s reported results for the year ended June 30, 2019 reflect the application of ASC Topic 606 guidance while the Company’s reported results for fiscal year 2018 were prepared under the guidance of ASC Topic 605, “Revenue Recognition”. The Company’s adoption of ASC Topic 606 resulted in a cumulative prior period adjustment in the amount of $960,000 related to the Company’s license and manufacturing agreement dated October 19, 2017, under which the Company licensed to its Chinese partner certain manufacturing and distribution rights to its SonaStar product line in China, Hong Kong and Macau (the “License and Exclusive Manufacturing Agreement”), but the remainder of the adoption did not have a material impact on the timing or amount of revenue recognized.

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

Recognition of Revenue

The Company generates revenue from the sale and leasing of medical equipment, from the sale of consumable products used with medical equipment in surgical procedures, from the sale of TheraSkin, a regenerative skin product, and from product licensing arrangements. In the United States, the Company’s products are marketed primarily through a hybrid sales approach that includes direct sales representatives, managed by regional sales managers, along with independent distributors. Outside the United States, the Company sells BoneScalpel and SonaStar to specialty distributors who purchase products to resell to their clinical customer bases. The Company sells to all major markets in the Americas, Europe, Middle East, Asia Pacific, and Africa. Revenue is disaggregated from contracts between products under ship and bill arrangements and licensing agreements, and by geography, which the Company believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The Company also provides an immaterial amount of service revenue that is recognized over time, but not stated separately because the amounts are immaterial.

The Company satisfies performance obligations either over time, or at a point in time, upon which control of a product shipped transfers to the customer.

Revenue derived by the Company from the shipping and billing of product is recorded upon shipment, when transfer of control occurs for products shipped freight on board (“F.O.B.”) shipping point. Products shipped F.O.B. destination point are recorded as revenue when received at the point of destination when the transfer of control is completed. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. Accordingly, the Company recognizes revenue on shipments to distributors in the same manner as with other customers under the ship and bill process.

Revenue derived from the rental of equipment is recorded on a monthly basis over the term of the lease. Shipments of consumable products to these rental customers is recorded as orders are received and shipments are made F.O.B. destination or F.O.B. shipping point.

Revenue derived from consignment agreements is earned as consumables product orders are fulfilled. Therefore, revenue is recognized as shipments are made F.O.B. shipping point or F.O.B destination.

Revenue derived from service and maintenance contracts is recognized evenly over the life of the service agreement as the services are performed.

The following table disaggregates the Company’s product revenue by classification and geographic location:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Total
Surgical	$9,988,559	$8,628,587	$19,599,856	$16,771,546
Wound	9,733,427	1,547,866	11,268,052	2,766,071
Total	$19,721,986	$10,176,453	$30,867,908	$19,537,617

Domestic:
Surgical	$5,652,381	$4,706,926	$10,767,402	$8,953,194
Wound	9,606,332	1,371,628	11,036,219	2,534,683
Total	$15,258,713	$6,078,554	$21,803,621	$11,487,877

International:
Surgical	$4,336,178	$3,921,661	$8,832,454	$7,818,351
Wound	127,095	176,238	231,833	231,388
Total	$4,463,273	$4,097,899	$9,064,287	$8,049,739

Beginning with the fiscal first quarter of 2020, Misonix adopted certain changes in its quarterly financial results related to the presentation of its sales performance supplemental data to more accurately reflect the Company’s two separate sales channels - its Surgical and Wound product divisions. The Surgical division includes the Company’s Nexus, BoneScalpel and SonaStar product lines, and the Wound division includes the Company’s SonicOne and TheraSkin product lines. As a result, the Company presents total, domestic and international sales performance supplemental data for its Surgical and Wound divisions and no longer presents total, domestic and international sales performance supplemental data based on its consumables and equipment products.

Contract Assets

The timing of revenue recognition, customer invoicing, and collections produces accounts receivable and contract assets on the Company’s consolidated balance sheet. Contract liabilities are not material to the operations of the Company as of December 31, 2019. The Company invoices in accordance with contract payment terms. Invoices to customers represent an unconditional right of the Company to receive consideration. When revenue is recognized in advance of customer invoicing a contract asset is recorded. Unpaid customer invoices are reflected as accounts receivable.

Upon the adoption of ASC Topic 606 on July 1, 2018, the Company recorded a contract asset for $960,000 relating to royalties to be received from its Chinese partner relating to its License and Exclusive Manufacturing Agreement. This resulted in a cumulative prior period adjustment in the amount of $960,000 which was charged to accumulated deficit. When this contract asset was established, the value of such asset was determined based upon the Company’s assessment of the most likely variable consideration to be received by the Company as a result of the royalty provisions in the contract. As of December 31, 2019, the Company’s Chinese partner has defaulted on its initial royalty payment obligations. Management has determined that collection of this contract is unlikely, and accordingly, has recorded a full $960,000 reserve against such asset, and has charged this reserve to bad debt expense, classified as general and administrative expenses.

3.	Fair Value of Financial Instruments

The Company follows a three-level fair value hierarchy that prioritizes the inputs to measure the fair value of the Company’s financial instruments. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs that the Company uses to measure fair value are as follows:

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

At December 31, 2019 and June 30, 2019, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

4.	Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2019	2019
Raw material	$5,991,584	$4,830,207
Work-in-process	462,383	224,252
Finished goods	5,176,194	2,743,361
	11,630,161	7,797,820
Less valuation reserve	(444,258)	(444,258)
	$11,185,903	$7,353,562

5.	Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $977,000 and $698,000 for the six months ended December 31, 2019 and 2018, respectively. Inventory items used for demonstration purposes, subject to a rental agreement or provided on consignment are included in property, plant and equipment and are depreciated using the straight-line method over estimated useful lives of 3 to 5 years. Depreciation of generators that are consigned to customers is expensed over a 5-year period, and depreciation is charged to selling expenses.

6.	Goodwill

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. The Company reviews goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company primarily utilizes the Company’s market capitalization and a discounted cash flow model in determining the fair value, which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completed its annual goodwill impairment tests for fiscal 2019 and 2018 as of March 31 of each year. There were no triggering events identified during the quarter ended December 31, 2019 that would result in an impairment of goodwill. Goodwill decreased by $253,517 during the three months ended December 31, 2019 as a result of refinements relating to the purchase price valuation of Solsys.

7.	Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents, net of accumulated amortization, totaled $787,605 and $779,100 at December 31, 2019 and June 30, 2019, respectively. Amortization expense for the six months ended December 31, 2019 and 2018 was $63,000 and $70,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of December 31, 2019:

2020	$64,146
2021	123,028
2022	81,093
2023	80,002
2024	72,173
Thereafter	367,163
$787,605

8.	Intangible Assets

In connection with the Solsys Acquisition, the Company acquired intangible assets primarily consisting of customer relationships, trade names and non-competition agreements. The table below summarizes the intangible assets acquired:

	December 31,	June 30,	Amortization
	2019	2019	Period

Customer relationships	$7,400,000	$-	15 years
Trade names	12,800,000	-	15 years
Non-competition agreements	200,000	-	1 year

Total	20,400,000	-
Less accumulated amortization	(386,667)	-

Net intangible assets	$20,013,333	$-

The following is a schedule of estimated future intangible asset amortization expense by fiscal year as of December 31, 2019:

2020	$1,160,000
2021	1,396,667
2022	1,346,667
2023	1,346,667
2024	1,346,667
Thereafter	13,803,332
$20,400,000

9.	Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2019	2019

Accrued payroll, payroll taxes and vacation	$820,060	$488,339
Accrued bonus	761,791	622,115
Accrued commissions	1,831,815	662,007
Professional fees	471,257	181,313
Vendor, tax and other accruals	1,280,285	534,740

	$5,165,208	$2,488,514

10.	Stock-Based Compensation Plans

Stock Option Awards

For the three and six months ended December 31, 2019 and 2018, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans, excluding the compensation cost for restricted stock, was $281,023 and $502,358, and $500,087 and $844,601, respectively. As of December 31, 2019, there was approximately $3.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.1 years.

Stock options typically expire 10 years from the date of grant and vest over service periods, which typically are 4 years. All options are granted at fair market value, as defined in the applicable plans.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility represents the historical price changes of the Company’s stock over a period equal to that of the expected term of the option. The Company uses the simplified method for determining the option term. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based upon historical and projected dividends. The Company has historically not paid dividends, and it does not expect to do so in the near term.

There were options to purchase 185,500 and 182,000 shares granted during the six months ended December 31, 2019 and 2018, respectively. The fair value was estimated based on the weighted average assumptions of:

	For the six months ended
	December 31,
	2019	2018
Risk-free interest rates	1.67%	2.90%
Expected option life in years	6.25	6.25
Expected stock price volatility	54.69%	55.87%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of December 31, 2019, and changes during the six months ended December 31, 2019 is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Vested and exercisable at June 30, 2019	1,163,856	$10.28	$19,409,569
Granted	185,500	21.41
Exercised	(141,750)	8.29
Forfeited	(47,500)	13.99
Expired	-	-
Outstanding as of December 31, 2019	1,160,106	$12.15	$8,084,272
Vested and exercisable at December 31, 2019	663,979	$8.94	$6,420,769

The total fair value of stock options vested during the six months ended December 31, 2019 was $863,924. The number and weighted-average grant-date fair value of non-vested stock options at December 31, 2019 was 496,127 and $8.93, respectively. The number and weighted-average grant-date fair value of stock options which vested during the six months ended December 31, 2019 was 148,999 and $5.80, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million. Compensation expense recorded in the three and six months ended December 31, 2019 and 2018 related to these awards was $123,629 and $144,953, and $247,378 and $871,329, respectively. As of December 31, 2019, there was approximately $886,365 of total unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.82 years. The awards contain a combination of vesting terms that include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At December 31, 2019, the Company has estimated that it is probable that the performance conditions will be met. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk-free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. As of December 31, 2019, 186,600 shares from this set of awards have vested.

11.	Commitments and Contingencies

Leases

The Company has entered into operating leases primarily for real estate and office copiers. These leases generally have terms that range from 1 year to 6 years. These operating leases are included in “Prepaid expenses and other current assets” and “Lease right of use and other assets” on the Company’s December 31, 2019 consolidated balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease right of use liabilities” on the Company’s December 31, 2019 consolidated balance sheet. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $0.5 million and lease liabilities for operating leases of approximately $0.5 million on July 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at their commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $1.2 million and $1.2 million, respectively. The Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. During the six months ended December 31, 2019, the Company recognized approximately $153,000 in total lease costs, which was composed operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Six months ended
December 31, 2019

Cash paid for operating lease liabilities	$203,449
Right of use assets obtained in exchange for new operating lease obligations	$1,301,009

As of
December 31, 2019

Weighted-average remaining lease term	4.0 years
Weighted-average discount rate	10.5%

Maturities of lease liabilities as of December 31, 2019 were as follows:

2020	$303,863
2021	348,252
2022	247,359
2023	254,199
2024	254,794
Thereafter	109,493
1,517,960
Less imputed interest	(288,955)

Total lease liabilities	$1,229,005

Former Chinese Distributor - Litigation

On March 23, 2017, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain of its officers and directors in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor.  The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion.  On October 7, 2017, the court granted the Company’s motion to dismiss each of the tort claims asserted against us, and also granted the individual defendants’ motion to dismiss all claims asserted against them.  On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim.  The Company believes that it has various legal and factual defenses to the allegations in the complaint and intends to defend the action vigorously.  Fact discovery in the case is ongoing, and there is no trial date currently set.

12.	Financing Arrangements

Note payable consists of the following as of June 30, 2019 and December 31, 2019:

	December 31,	June 30,
	2019	2019

Revolving credit facility	$8,750,000	$-
Notes payable	30,095,761	-
	$38,845,761	$-

Following are the scheduled maturities of the notes payable for the twelve-month period ending June 30:

2020	$-
2021	2,500,000
2022	5,000,000
2023	31,345,761
2024	-

$38,845,761

Revolving Credit Facility

Through the Solsys acquisition, the Company became party to a $5 million revolving line of credit loan agreement with Silicon Valley Bank, originally effective January 22, 2019 (as amended and supplemented, the “Prior Solsys Credit Agreement”). The line of credit had an original maturity date of January 22, 2021.

On December 26, 2019 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “New Loan and Security Agreement”) among the Company, Misonix OpCo, Inc. and Solsys, as borrowers, and Silicon Valley Bank. The New Loan and Security Agreement provides for a revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of $20 million, including borrowings and letters of credit. The New Loan and Security Agreement replaces the $5 million Prior Solsys Credit Agreement, dated as of January 22, 2019, among Solsys, as borrower, and Silicon Valley Bank. The Company did not incur any early termination penalties in connection with the termination of the Prior Solsys Credit Agreement.

Borrowings of $8,750,000 under the New Credit Facility were used in part to repay the amount of $3,750,000 outstanding under the Prior Solsys Credit Agreement, and the balance may be used by the Company for general corporate purposes and working capital. The New Credit Facility matures on December 26, 2022. Interest on outstanding indebtedness under the New Credit Facility accrues at a rate equal to the greater of the “Prime Rate” and 5.25%. In addition, on each year anniversary of the Effective Date, the Company is required to pay an anniversary fee of $100,000.

The New Loan and Security Agreement contains representations and warranties and covenants that the Company believes are customary for agreements of this type, including covenants applicable to the Company and its subsidiaries limiting indebtedness, liens, substantial asset sales and mergers as well as financial maintenance covenants and other provisions. The New Loan and Security Agreement contains customary events of default. Upon the occurrence of an event of default, the lender may accelerate the indebtedness under the New Credit Facility, provided, that in the case of certain bankruptcy or insolvency events of default, the indebtedness under the New Credit Facility will automatically accelerate. If the New Credit Facility or the New Loan and Security Agreement terminates before the maturity date of December 26, 2022, then the Company must pay the then-owing amounts, in addition to a termination fee equal to 1% of the New Credit Facility at that time. The termination fee would not apply if the New Credit Facility or the New Loan and Security Agreement terminates before the maturity date for either of the following reasons: (1) the New Credit Facility is replaced with another new credit facility from Silicon Valley Bank or (2) Silicon Valley Bank sells, transfers, assigns or negotiates its obligations, rights and benefits under the New Loan and Security Agreement and related loan documentation to another person or entity that is not an affiliate of Silicon Valley Bank and the Company terminates the New Loan and Security Agreement or the New Credit Facility within sixty days thereof (unless the Company consented to that sale, transfer, assignment or negotiation).

Notes Payable

On September 27, 2019, the Company entered into an amended and restated credit agreement (“SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) pursuant to a commitment letter whereby SWK (a) consented to the transactions contemplated by the Solsys merger agreement and (b) agreed to provide financing to the Company. Through the Solsys acquisition, the Company became party to a $20.2 million note payable to SWK. The SWK credit facility originally provided an additional $5 million in financing, totaling approximately $25.1 million and a maturity date of June 30, 2023. Prior to the Amendment Date (as defined below), the interest rate applicable to the loans made under the SWK Credit Agreement varied between LIBOR plus 7.00% and LIBOR plus 10.25%, depending on the Company’s consolidated EBITDA or market capitalization. On December 23, 2019 (the “Amendment Date”) the parties amended the SWK Credit Agreement (as so amended, the “Amended SWK Credit Agreement”) to, among other things, provide an additional $5 million of term loans, for total aggregate borrowings of up to approximately $30.1 million, to modify the interest payable thereunder, which now varies between LIBOR plus 7.50% and LIBOR plus 10.25%, depending on the Company’s consolidated EBITDA or market capitalization, and to amend the financial covenants thereunder. The maturity date of the Amended SWK Credit Agreement remains June 30, 2023. As of December 31, 2019, the outstanding principal balance of the term loans under the Amended SWK Credit Agreement is approximately $30.1 million.

Under the Amended SWK Credit Agreement, the Company and Solsys are required to make quarterly aggregate principal payments beginning in March 2021 of $1.25 million. The Company and Solsys are also obligated to begin making cash payments of accrued interest in March 2021.

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

Under the terms of the Amended SWK Credit Agreement, the Company is required to meet certain additional financial covenants requiring, among other things, (a) a minimum amount of unencumbered liquid assets that will vary based on the Company’s market capitalization, (b) minimum aggregate revenue of specified amounts for the nine month period ending March 31, 2020, and for the twelve month period ending on the last day of the subsequent fiscal quarters and (c) minimum EBITDA at levels that will vary based on the Company’s market capitalization. The Company’s obligations under the Amended SWK Credit Agreement are (i) guaranteed by Misonix OpCo, Inc., and (ii) secured by a first lien on substantially all assets of the Company, Solsys and Misonix OpCo, Inc. and a second lien position on accounts receivable and inventory of the same entities.

13.	Related Party Transactions

Minoan Medical (Pty) Ltd. (“Minoan”) (formerly Applied BioSurgical) is an independent distributor for the Company in South Africa. The chief executive officer of Minoan is also the brother of Stavros G. Vizirgianakis, the Company’s Chief Executive Officer.

Set forth below is a table showing the Company’s net revenues for the six months ended December 31, 2019 and 2018 and accounts receivable at December 31, 2019 and 2018 with Minoan:

	For the six months ended and
	as of December 31,
	2019	2018

Sales	$1,060,248	$573,953
Accounts Receivable	$367,132	$260,222

14.	Income Taxes

For the three and six months ended December 31, 2019 and 2018, the Company recorded an income tax expense (benefit), as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2019	2018	2019	2018

Income tax benefit	$(1,255,000)	$(228,000)	$(1,770,000)	$(655,000)
Income tax benefit - Solsys Acquisition	-	-	(4,085,000)	-
Valuation allowance on deferred tax assets	1,255,000	228,000	1,770,000	655,000

Net income tax benefit	$-	$-	$(4,085,000)	$-

For the six months ended December 31, 2019 and 2018, the Company recorded an income tax expense (benefit) of $4.1 million and $0, respectively. For the six months ended December 31, 2019 and 2018, the effective rate of 55% and 0% varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

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

The Company regularly assesses its ability to realize its deferred tax assets. The Company is in a three-year cumulative loss position at June 30, 2019, and it expects to be in a cumulative pretax loss position as of June 30, 2020. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, the completion of the development of its next generation Nexus product, its SonaStar technology license to its Chinese partner and the reduction in investigative and professional fees, along with available negative evidence, including the Company’s continuing investment in building a direct sales force and payment of transaction fees for the Company’s Solsys Acquisition. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. Accordingly, the Company recorded an increase in the valuation allowance for the three months ended December 31, 2019 of approximately $1.3 million against its remaining deferred tax assets at December 31, 2019. As a result of the Solsys Acquisition, the Company recorded a valuation allowance release of approximately $4.1 million. The remaining cumulative valuation allowance at December 31, 2019 is approximately $3.1 million. The Company will continue to assess its ability to utilize its net operating loss carryforwards, and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of December 31, 2019 and June 30, 2019, the Company had no material unrecognized tax benefits or accrued interest and penalties.

15.	Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that its Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company’s current product offering primarily consists of minimally invasive therapeutic ultrasonic medical devices and wound care products. The Company’s products are relatively consistent and manufacturing is centralized and consistent across product offerings. However, based on the Solsys Acquisition, the Company is currently evaluating its business to conclude as to whether it operates in more than one segment.

Worldwide revenue for the Company’s product revenue is categorized as follows:

	For the three months ended		For the six months ended
	December 31		December 31
	2019	2018	2019	2018

Domestic	$15,258,713	$6,078,554	$21,803,621	$11,487,878
International	4,463,273	4,097,899	9,064,287	8,049,739
Total	$19,721,986	$10,176,453	$30,867,908	$19,537,617

Substantially all of the Company’s long-lived assets are located in the United States.

16.	Acquisitions

Solsys Medical, LLC

On September 27, 2019, the Company completed the Solsys Acquisition. The purchase price was approximately $108.6 million, based on the Company’s issuance of 5,703,082 shares of Misonix common stock as acquisition consideration, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition were $4.5 million, of which $1.8 million and were incurred in the six months ended December 31, 2019. These fees were charged to general and administrative expenses on the Statement of Operations. In addition, approximately $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction.

The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805. U.S. GAAP requires that one of the companies in the transactions be designated as the acquirer for accounting purposes based on the evidence available. Misonix was treated as the acquiring entity for accounting purposes.

The preliminary Solsys purchase price allocation as of September 27, 2019, is shown in the following table:

Cash	$5,525,601
Accounts receivable	5,480,890
Inventory	98,911
Prepaid expenses	88,863
Property and equipment	673,353
Lease assets	946,617
Indemnified assets	250,000
Customer relationships	7,400,000
Trade names	12,800,000
Non-competition agreements	200,000
Accounts payable and other current liabilities	(4,794,878)
Lease liabilities	(858,111)
Deferred tax liability	(4,085,000)
Notes payable	(23,915,701)
Total identifiable net assets	(189,455)
Goodwill	108,833,165
Total consideration	$108,643,710

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

	December 31,	June 30,	Amortization
	2019	2019	Period

Customer relationships	$7,400,000	$-	15 years
Trade names	12,800,000	-	15 years
Non-competition agreements	200,000	-	1 year

Total	$20,400,000	$-

Solsys’ operations were consolidated with those of the Company for the period September 27, 2019 through December 31, 2019. Had the acquisition occurred as of the beginning of fiscal 2018, revenue and net loss, on a pro forma basis excluding transaction fees and the one time tax benefit, for the combined company would have been as follows:

	For the six months ended
	December 31,
	2019	2018

Revenue	$39,212,703	$21,890,347
Net loss	$(9,246,809)	$(5,161,602)

17. Subsequent Events

On January 27, 2020, the Company completed an offering of its equity securities, resulting in net proceeds to the Company of $32.5 million. The Company issued 1,868,750 shares of its common stock at a price of $18.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I - Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2019, for the fiscal year ended June 30, 2019 (“2019 Form 10-K”). Item 7 of the 2019 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the three months ended December 31, 2019.

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

Equity Financing

On January 27, 2020, the Company completed an offering of its equity securities, resulting in net proceeds to the Company of $32.5 million. The Company issued 1,868,750 shares of its common stock at a price of $18.50 per share.

Acquisition of Solsys Medical, LLC

On September 27, 2019, we completed our acquisition of Solsys, a medical technology company focused on the regeneration and healing of soft-tissue associated with chronic wounds and surgical procedures. Solsys’ primary product is TheraSkin, a living cell wound therapy indicated to treat all external wounds from head-to-toe. The purchase was approximately $109 million, representing 5,703,082 shares of Misonix common stock, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition of $4.5 million, of which $1.8 million were incurred in the six months ended December 31, 2019. These fees were charged to general and administrative expenses on the Statement of Operations. In addition, approximately $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction. The results of operations of Solsys are included in our consolidated statement of operations.

Overview

We design, manufacture and market minimally invasive surgical ultrasonic medical devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, plastic surgery, wound care and maxillo-facial surgery. We also market, sell and distribute TheraSkin in the United States, through an agreement with LifeNet. TheraSkin is a biologically active human skin allograft that has all of the relevant characteristics of human skin, including living cells, growth factors, and a collagen matrix, needed to heal wounds which complements our ultrasonic medical devices. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is manufactured by LifeNet.

We strive to help proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. We intend to accomplish this, in part, by utilizing our best in class surgical ultrasonic technology to change patient outcomes in spinal surgery, neurosurgery and wound care. We are currently developing proprietary procedural solutions around our recently FDA cleared Nexus ultrasonic generator. In addition, through the acquisition of Solsys, we completed our first procedural expansion of our ultrasonic offering, adding the TheraSkin product, a leading cellular skin substitute indicated for all wounds, to our product portfolio.

In the United States, we sell our products through our direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, we generally sell to distributors who then resell the products to hospitals. Our sales force operates as two groups, Surgical (neurosurgery and spinal surgery) and Wound Care. We operate with one business segment.

Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Three months ended December 31, 2019 and 2018

Our revenues by category for the three months ended December 31, 2019 and 2018 are as follows:

	For the three months ended
	December 31,		Net change
	2019	2018	$	%
Total
Surgical	$9,988,559	$8,628,587	$1,359,972	15.8%
Wound	9,733,427	1,547,866	8,185,561	528.8%
Total	$19,721,986	$10,176,453	$9,545,533	93.8%

Domestic:
Surgical	$5,652,381	$4,706,926	$945,455	20.1%
Wound	9,606,332	1,371,628	8,234,704	600.4%
Total	$15,258,713	$6,078,554	$9,180,159	151.0%

International:
Surgical	$4,336,178	$3,921,661	$414,517	10.6%
Wound	127,095	176,238	(49,143)	-27.9%
Total	$4,463,273	$4,097,899	$365,374	8.9%

Revenues

Total revenue increased 93.8% or $9.5 million to $19.7 million in the second quarter of fiscal 2020, from $10.2 million in the second quarter of fiscal 2019.

The revenue increase is principally attributable to the addition of $8.6 million of domestic wound product sales of TheraSkin resulting from the Solsys Acquisition, with no TheraSkin revenue in the prior year quarter. Domestic surgical revenue increased by 20.1% based on continued demand for the Company’s BoneScalpel product line. International surgical sales grew by 10.6%.

We did not receive any license revenue during the second quarter of fiscal 2020 or fiscal 2019.

Gross profit

Gross profit from product revenue in the second quarter of fiscal 2020 was 69.9% of revenue, approximately the same as the 70.0% gross profit margin recorded in the second quarter of fiscal 2019. The gross profit margin on TheraSkin sales is about the same as the Company’s legacy products.

Selling expenses

Selling expenses increased by $7.0 million, or 146% to $11.8 million in the second quarter of fiscal 2020 from $4.8 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019, which added $6.3 million of expenses for the period. The remaining increase of $0.7 million is principally related to higher compensation costs, trade show and travel related expenses resulting from the continued buildout of our direct sales force and increased freight expense on higher sales, offset by lower commissions to distributors resulting from the transition of accounts from distributors to the direct sales force.

General and administrative expenses

General and administrative expenses increased by $2.8 million, or 119% to $5.1 million in the second quarter of fiscal 2020 from $2.3 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019, which added $1.7 million of expenses for the period. In addition, the Company recorded a $960,000 non-cash reserve relating to the contract asset on its balance sheet. This asset relates to future royalty payments from our Chinese distributor of SonaStar, which we believe will be uncollectible.

Research and development expenses

Research and development expenses increased by $0.3 million or 29.6% to $1.1 million in the second quarter of fiscal 2020 from $0.8 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019, which added $0.4 million of expenses for the period.

Income taxes

For the three months ended December 31, 2019 and 2018, we recorded an income tax expense of $0 and $0, respectively. For the three months ended December 31, 2019 and 2018, the effective rate of 0% and 0%, respectively, varied from the U.S. federal statutory rate primarily due to our recording of a full valuation allowance on our deferred tax assets.

Income tax expense for the quarter ended December 31, 2019 includes a $1.3 million valuation allowance against the our deferred tax assets recorded in the quarter. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, our deferred tax assets at December 31, 2019 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the three months ended
	December 31,
	2019	2018

Income tax (benefit)	$(1,255,000)	$(228,000)
Valuation allowance on deferred tax assets	1,255,000	228,000

Net income tax expense (benefit)	$-	$-

Six months ended December 31, 2019 and 2018

Our revenues by category for the six months ended December 31, 2019 and 2018 are as follows:

	For the six months ended
	December 31,		Net change
	2019	2018	$	%
Total
Surgical	$19,599,856	$16,771,546	$2,828,310	16.9%
Wound	11,268,052	2,766,071	8,501,981	307.4%
Total	$30,867,908	$19,537,617	$11,330,291	58.0%

Domestic:
Surgical	$10,767,402	$8,953,195	$1,814,207	20.3%
Wound	11,036,219	2,534,683	8,501,536	335.4%
Total	$21,803,621	$11,487,878	$10,315,743	89.8%

International:
Surgical	$8,832,454	$7,818,351	$1,014,103	13.0%
Wound	231,833	231,388	445	0.2%
Total	$9,064,287	$8,049,739	$1,014,548	12.6%

Revenues

Total revenue increased 58.0% or $11.3 million to $30.9 million in the first half of fiscal 2020, from $19.5 million in the corresponding period of fiscal 2019.

The revenue increase is principally attributable to the addition of $8.9 million of domestic wound product sales of TheraSkin resulting from the Solsys Acquisition, with no TheraSkin revenue in the prior year quarter. Domestic surgical revenue increased by 20.3% based on continued demand for the Company’s BoneScalpel product line. International surgical sales grew by 13.0%.

We did not receive any license revenue during the second quarter of fiscal 2020 or fiscal 2019.

Gross profit

Gross profit from product revenue in the first half of fiscal 2020 was 70.3% of revenue, compared with 70.3% in the first half of fiscal 2019.

Selling expenses

Selling expenses increased by $7.5 million, or 78.3% to $17.0 million in the first half of fiscal 2020 from $9.5 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019, which added $6.5 million of expenses for the period. The remaining increase of $1.0 million is principally related to higher compensation costs, consulting, Nexus product launch costs, and travel related expenses resulting from the continued buildout of our direct sales force and increased freight expense on higher sales, offset by lower commissions to distributors resulting from the transition of accounts from distributors to the direct sales force.

General and administrative expenses

General and administrative expenses increased by $3.8 million, or 69.2% to $9.4 million in the first half of fiscal 2020 from $5.5 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019, which added $1.8 million of expenses for the period. In addition, the Company recorded a $960,000 non-cash reserve relating to the contract asset on its balance sheet. This asset relates to future royalty payments from our Chinese distributor of SonaStar, which we believe will be uncollectible.

Research and development expenses

Research and development expenses decreased by 13.3% or $0.3 million to $1.9 million in the first half of fiscal 2020 from $2.1 million in the prior year period. The decrease is primarily related to the completion of the Company’s Nexus product development, offset by a $0.4 million increase resulting from the acquisition of Solsys on September 27, 2019.

Income taxes

For the six months ended December 31, 2019 and 2018, we recorded an income tax expense of $4.1 million and $0, respectively. For the six months ended December 31, 2019, the effective tax rate of 55% varied from the U.S. federal statutory rate primarily due to our business combination related to the Solsys Acquisition, which resulted in a recognition of deferred tax liabilities. For the six months ended December 31, 2018, the effective tax rate of 0% varied from the U.S. federal statutory rate primarily due our recording a full valuation allowance on our deferred tax assets.

The acquisition of Solsys resulted in the recognition of deferred tax liabilities of approximately $4.1 million, related primarily to intangible assets. Prior to the business combination, we had a full valuation allowance on our deferred tax assets. Upon completion of the business combination, we netted the deferred tax liabilities generated from the business combination against our pre-existing deferred tax assets which resulted in a release of $4.1 million of the pre-existing valuation allowance against our deferred tax assets and corresponding deferred tax benefit.

Income tax expense (benefit) for the quarter ended December 31, 2019 includes a $1.8 million valuation allowance against our remaining deferred tax assets recorded in the quarter. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, our deferred tax assets at December 31, 2019 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the six months ended
	December 31,
	2019	2018

Income tax (benefit)	$(1,770,000)	$(655,000)
Income tax (benefit) - Solsys Acquisition	(4,085,000)	-
Valuation allowance on deferred tax assets	1,770,000	655,000

Net income tax benefit	$(4,085,000)	$-

Liquidity and Capital Resources

On January 27, 2020, the Company completed an equity offering of its securities, netting proceeds to the Company of approximately $32.5 million.

Working capital at December 31, 2019 was $28.7 million. For the six months ended December 31, 2019, cash used in operations was $13.4 million, mainly due to an increase in inventory of $5.7 million, and an increase in accounts receivable of $2.1 million and from the Company’s loss from operations for the period.

Cash provided by investing activities was $5.3 million, principally from the $5.5 million of cash acquired in the Solsys Acquisition.

Cash provided by financing activities was $14.7 million, principally from additional borrowings on the Company’s term loan and revolving credit facility.

We have no debt principal payments prior to December 31, 2020. We estimate that we will make approximately $3.1 million in debt interest payments from December 31, 2019 through December 31, 2020.

As of December 31, 2019, we had cash and cash equivalents of approximately $14.4 million. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, the proceeds of our equity offering, and future cash expected to be generated from operations will be sufficient to fund any debt service obligations and estimated capital expenditures. Any future potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, and having concluded that the material weakness in our internal control over financial reporting initially reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and in our subsequent Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been remediated (as described below), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Remediation of Previous Material Weaknesses in Internal Control Over Financial Reporting

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and subsequent Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 (collectively, the “Prior Reports”) disclosed and described in detail material weaknesses in internal control identifying errors in entering invoices in an incorrect accounting period. As a result, the foregoing Prior Reports contained conclusions by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures and internal control over financial reporting were not effective, as of the respective dates of such Prior Reports. As further described in the Prior Reports, we have implemented a series of remedial actions to address these control deficiencies. We have since successfully completed the testing of these remediated controls and our conclusions with respect to disclosure controls and procedures and internal control at December 31, 2019 are provided above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes discussed previously to remediate the material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Former Chinese Distributor - Litigation

On March 23, 2017, our former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Eastern District of New York, alleging that we improperly terminated our contract with the former distributor.  The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion.  On October 7, 2017, the court granted our motion to dismiss all of the tort claims asserted against us, and also granted the individual defendants’ motion to dismiss all claims asserted against them.  On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim.  We believe that we have various legal and factual defenses to the allegations in the complaint, and intend to defend the action vigorously.  Fact discovery in the case is ongoing, and there is no trial date currently set.

Item 1A. Risk Factors.

Please refer to the information set out under the heading “Risk Factors” in Amendment No. 2 to our Current Report on Form 8-K12B filed with the SEC on January 22, 2019, for a description of risk factors that we determined to be most material to our financial condition and results of operations. We do not believe there have been any material changes in these risk factors. Additional risks not currently known to us or that we do not currently consider material may also materially adversely affect our financial condition and results of operations in the future.

Item 6. Exhibits

Exhibit No.	Description

10.1	Second Amended and Restated Distribution and Supply Agreement dated October 17, 2017 by and between Skin and Wound Allograft Institute, LLC and Soluble Systems, LLC.

10.2	Amendment to the Second Amended and Restated Distribution and Supply Agreement dated January 20, 2020 by and among Skin and Wound Allograft Institute, LLC and Solsys Medical, LLC.

10.3	First Amendment to Amended and Restated Credit Agreement dated as of December 23, 2019 by and Among Solsys Medical, LLC and Misonix, Inc. as borrowers, each of the financial institutions signatories thereto and SWK Funding LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2019).

10.4	Loan and Security Agreement dated as of December 26, 2019 by and among Silicon Valley Bank and Misonix, Inc., Misonix OpCo Inc. and Solsys Medical, LLC as borrowers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2019).

31.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISONIX, INC.

Dated: February 5, 2020	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer Chief Financial Officer