Form 10-Q
period 2020-03-31
MISONIX INC
filed 2020-05-11
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of May 6, 2020, there were 17,361,685 shares of the registrant’s common stock, $.0001 par value, outstanding.

MISONIX, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,725,456	$7,842,403
Accounts receivable, less allowance for doubtful accounts of $308,297 and $100,000, respectively	14,703,450	5,360,454
Inventories, net	12,916,742	7,353,562
Prepaid expenses and other current assets	2,026,315	835,044
Total current assets	69,371,963	21,391,463

Property, plant and equipment, net of accumulated amortization and depreciation of $12,098,275 and $10,545,810, respectively	7,160,952	4,198,721
Patents, net of accumulated amortization of $1,302,286 and $1,204,589, respectively	786,097	779,100
Goodwill	108,570,750	1,701,094
Contract assets	-	960,000
Intangible assets	21,702,803	-
Lease right of use and other assets	1,266,237	920,921
Total assets	$208,858,802	$29,951,299

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,798,976	$5,357,736
Accrued expenses and other current liabilities	6,739,617	2,488,514
Current portion of lease liabilities	342,658	-
Current portion of notes payable	1,250,000	-
Total current liabilities	14,131,251	7,846,250

Non-current liabilities:
Notes payable	38,845,761	-
Lease liabilities	765,627	-
Other non-current liabilities	518,984	401,000
Total liabilities	54,261,623	8,247,250

Commitments and contingencies

Shareholders’ equity
Common stock, $.0001 and $.01 par value-shares authorized 40,000,000; 17,361,685 and 9,646,728 shares issued and outstanding in each period	1,736	96,468
Additional paid-in capital	185,369,301	43,500,478
Accumulated deficit	(30,773,858)	(21,892,897)
Total shareholders’ equity	154,597,179	21,704,049

Total liabilities and shareholders’ equity	$208,858,802	$29,951,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues
Product	$17,902,512	$9,556,590	$48,770,419	$29,094,208
Total revenue	17,902,512	9,556,590	48,770,419	29,094,208

Cost of revenue	5,311,565	2,801,571	14,493,321	8,600,194
Gross profit	12,590,947	6,755,019	34,277,098	20,494,014

Operating expenses:
Selling expenses	11,609,943	4,414,710	28,611,090	13,950,357
General and administrative expenses	4,463,467	2,512,510	13,820,989	8,043,078
Research and development expenses	1,842,837	1,426,483	3,701,697	3,570,468
Total operating expenses	17,916,247	8,353,703	46,133,776	25,563,903
Loss from operations	(5,325,300)	(1,598,684)	(11,856,678)	(5,069,889)

Other income (expense):
Interest income	37,785	22,653	61,954	59,708
Interest expense	(755,528)	-	(1,624,659)	-
Other	(434)	(13,650)	(1,578)	(30,817)
Total other income (expense)	(718,177)	9,003	(1,564,283)	28,891

Loss from operations before income taxes	(6,043,477)	(1,589,681)	(13,420,961)	(5,040,998)

Income tax benefit	455,000	-	4,540,000	-

Net loss	$(5,588,477)	$(1,589,681)	$(8,880,961)	$(5,040,998)

Net loss per share:
Basic	$(0.34)	$(0.17)	$(0.64)	$(0.55)
Diluted	$(0.34)	$(0.17)	$(0.64)	$(0.55)

Weighted average shares - Basic	16,619,981	9,390,665	13,841,032	9,245,879
Weighted average shares - Diluted	16,619,981	9,390,665	13,841,032	9,245,879

See Accompanying Notes to Condensed Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Total
	Number		paid-in	Accumulated	shareholders’
	of shares	Amount	capital	deficit	equity

Balance, December 31, 2018	9,584,178	$95,842	$42,143,359	$(17,957,417)	$24,281,784
Net loss	-	-	-	(1,589,681)	(1,589,681)
Proceeds from exercise of stock options	56,925	569	483,267	-	483,836
Stock-based compensation	-	-	384,588	-	384,588
Balance, March 31, 2019	9,641,103	$96,411	$43,011,214	$(19,547,098)	$23,560,527

Balance, June 30, 2018	9,430,466	94,305	39,772,973	(15,466,100)	$24,401,178
					-
Cumulative effect of the adoption of ASC 606 - revenue recognition	-	-	-	960,000	960,000
Net loss	-	-	-	(5,040,998)	(5,040,998)
Proceeds from exercise of stock options	210,637	2,106	1,349,067	-	1,351,173
Stock-based compensation	-	-	1,889,174	-	1,889,174
Balance, March 31, 2019	9,641,103	$96,411	$43,011,214	$(19,547,098)	$23,560,527

Balance, December 31, 2019	15,491,560	1,549	152,802,535	(25,185,379)	$127,618,705
Net loss				(5,588,479)	(5,588,479)
Proceeds from exercise of stock options	1,375	-	10,332	-	10,332
Stock registration and investment bank fees	-	-	(2,497,644)	-	(2,497,644)
Equity offering	1,868,750	187	34,571,875	-	34,572,062
Stock-based compensation	-	-	482,203	-	482,203
Balance, March 31, 2020	17,361,685	1,736	185,369,301	(30,773,858)	154,597,179

Balance, June 30, 2019	9,646,728	96,468	43,500,478	(21,892,897)	$21,704,049
Net loss	-	-	-	(8,880,961)	(8,880,961)
Proceeds from exercise of stock options	143,125	14	1,185,402	-	1,185,416
Equity restructuring	-	(151,964)	151,964	-	-
Issuance of shares for acquisition of Solsys	5,703,082	57,031	108,586,679	-	108,643,710
Stock registration and investment bank fees	-	-	(3,859,036)	-	(3,859,036)
Equity offering	1,868,750	187	34,571,875	-	34,572,062
Stock-based compensation	-	-	1,231,939	-	1,231,939
Balance, March 31, 2020	17,361,685	$1,736	$185,369,301	$(30,773,858)	$154,597,179

See Accompanying Notes to Condensed Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31,
	2020	2019

Operating activities
Net loss	$(8,880,961)	$(5,040,998)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,447,359	1,180,206
Rent expense from operating lease right-of-use asset	354,810
Bad debt expense	207,010	69,613
Reserve for contract asset	960,000	-
Stock-based compensation	1,231,939	1,889,175
Release of valuation allowance on deferred tax assets	(4,540,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,317,969)	(157,903)
Inventories	(9,000,757)	(2,004,812)
Prepaid expenses and other current assets	(852,408)	(252,805)
Lease and other assets	617,028	83,453
Accounts payable, accrued expenses and other current liabilities	(537,552)	1,632,102
Net cash used in operating activities	(21,311,501)	(2,601,969)

Investing activities
Acquisition of property, plant and equipment	(304,855)	(588,526)
Additional patents	(104,694)	(127,912)
Cash from acquisition of Solsys Medical, LLC	5,525,601	-
Net cash provided by (used in) investing activities	5,116,052	(716,438)

Financing activities
Proceeds from notes payable	28,750,000	-
Repayments of notes payable	(12,569,940)	-
Stock registration and investment bank fees	(3,859,036)	-
Proceeds from equity offering	34,572,062	-
Proceeds from exercise of stock options	1,185,416	1,351,172
Net cash provided by financing activities	48,078,502	1,351,172

Net increase (decrease) in cash and cash equivalents	31,883,053	(1,967,235)
Cash and cash equivalents at beginning of year	7,842,403	10,979,455
Cash and cash equivalents at end of year	$39,725,456	$9,012,220

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,397,191	$-
Income taxes	$550	$71,787
Transfer of inventory to property, plant and equipment for consignment of product	$3,536,488	$692,112
Stock issued for the acquisition of Solsys Medical, LLC	$108,643,710	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended March 31, 2020 and 2019 (unaudited)

1.	Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its subsidiaries, each of which is 100% owned. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Form 10-K”), which provides a more complete explanation of the Company’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of interim results.

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

The Company strives to help proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. Misonix intends to accomplish this, in part, by utilizing its best in class surgical ultrasonic technology to change patient outcomes in the areas of spinal surgery, neurosurgery and wound care. Misonix is currently developing proprietary procedural solutions around its Nexus generator (“Nexus”), which received U.S. Food and Drug Administration (“FDA”) 510(k) marketing clearance in June 2019 and its CE mark clearance in July 2019 for sale in Europe, and which combines the capabilities of the Company’s three legacy ultrasonic products, namely BoneScalpel® Surgical System (“BoneScalpel”), SonaStar® Surgical Aspirator (“SonaStar”) and SonicOne® Wound Cleansing and Debridement System (“SonicOne”), into a single system that can be used to perform soft and hard tissue resections. The Nexus platform is driven by Misonix’s proprietary ultrasonic digital algorithm and additionally integrates the delivery of radio frequency energy for use in general surgical procedures. In addition, through its acquisition of Solsys Medical, LLC (“Solsys”) in September 2019, Misonix completed its first procedural expansion of its ultrasonic surgical technology in September 2019, adding the TheraSkin product, a leading cellular skin substitute indicated for all wounds, to its product portfolio.

BoneScalpel is a state of the art, ultrasonic bone cutting and sculpting system capable of making precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its unique ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. The Company believes that BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting and sculpting and removal, leading to substantial time savings and increased operation efficiencies. BoneScalpel is now recognized by many surgeons globally as a critical surgical tool enabling improved patient outcomes in the spinal arena.

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

Nexus is a next-generation integrated ultrasonic surgical platform that combines all the features of BoneScalpel, SonicOne and SonaStar into a single fully integrated platform that will also serve to power future solutions. The Nexus platform is driven by a new proprietary digital algorithm that results in more power, efficiency and control. Nexus uniquely integrates radio frequency capabilities, allowing for use in general surgery procedures. Nexus’ increased power improves tissue resection rates for both soft and hard tissue removal making it a unique surgical platform for a variety of different surgical specialties. In addition, Nexus’ easy setup and use enables physicians to fully leverage Nexus’ impressive set of capabilities via its digital touchscreen display and smart system technology. Because BoneScalpel, SonaStar and SonicOne all work on the Nexus generator, hospitals have access to all of the Company’s product offerings on the all in one Nexus platform. Nexus received FDA 510(k) clearance in June 2019 and received its CE mark clearance in July 2019 for sale in Europe.

In the United States, the Company sells its products through its direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, the Company generally sells to distributors who then resell the products to hospitals. The Company’s sales force operates as two groups, Surgical (neurosurgery and spinal surgery applications) and Wound Care. The Company operates with two business segments.

Risks and Uncertainties

The Company’s business is subject to material risks and uncertainties as a result of the coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is rapidly evolving. The Company’s customers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which have and are likely to continue to impact demand for our products. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as hospitals and surgery centers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions and the Company’s ability to benefit from them remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be materially and adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

Acquisition of Solsys Medical, LLC

On September 27, 2019, the Company completed the acquisition (the “Solsys Acquisition”) of Solsys Medical, LLC (“Solsys”), a privately held regenerative medical company, in an all-stock transaction valued at approximately $109 million. Solsys is the exclusive marketer and distributor of TheraSkin in the United States, through an agreement with LifeNet Health (“LifeNet”). Solsys owns the TheraSkin® brand name, which was commercially launched in January 2010. TheraSkin is a biologically active human skin allograft which has all of the relevant characteristics of human skin, including living cells, growth factors, and a collagen matrix, needed to heal wounds. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is manufactured by LifeNet Health. As a result of the Solsys Acquisition, the Company became the parent public-reporting company of the combined entity; Misonix, Inc., a New York corporation, now known as Misonix Opco, Inc., and Solsys became direct, wholly owned subsidiaries of the Company. The acquisition of Solsys is expected to broaden the Company’s addressable market through wound care solutions that are complementary to its existing products. After the completion of the Solsys Acquisition, the Company’s shareholders immediately prior to the closing owned 64% of the combined entity, and Solsys unitholders immediately prior to the closing owned 36%. The Company issued 5,703,082 shares in connection with this transaction. Transaction fees were approximately $4.5 million, of which $1.4 million were capitalized as additional paid in capital in connection with the registration of these shares. The Solsys assets, liabilities and results of operations are included in the Company’s financial statements from the acquisition date.

The Company’s common stock was created with a par value per share of $.0001, whereas the par value of Misonix Opco, Inc. was $.01. Accordingly, the Company recorded a reclassification of $151,964 between common stock and additional paid in capital during the three months ended September 30, 2019 to account for this change.

High Intensity Focused Ultrasound Technology

In May 2010, the Company sold its rights to its former the high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”). The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare is required to pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through March 31, 2020 were approximately $2.5 million. Currently, SonaCare is in default of its royalty payment due March 31, 2019 and 2020. Although the Company is in discussions with SonaCare regarding this default, there can be no assurance that the payments will be received on a timely basis or at all. Due to this default, the Company has not recorded any income relating to these payments due.

Equity Offering

On January 27, 2020, the Company completed an underwritten public offering of 1,868,750 shares of its common stock at a price to the public of $18.50 per share. The gross proceeds of the offering were $34.6 million. The Company intends to use the net proceeds of the offering for general corporate purposes, which may include investment in sales and marketing initiatives and funding growth opportunities such as collaborations and acquisitions of complementary products or technologies.

Major Customers and Concentration of Credit Risk

For the nine months ended March 31, 2020 and 2019, the Company did not have any customers exceeding 10% of total revenue.

At March 31, 2020 and June 30, 2019, the Company’s accounts receivable with customers outside the United States were approximately $5.0 million and $2.2 million, respectively, $3.0 million of which is over 90 days at March 31, 2020.

In the event one or more of our major customers is adversely affected by COVID-19 or otherwise the current market environment, that may impact our business with them. We may face an increased risk of our customers’ inability to make payments or remain solvent.

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

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of the Company’s basic and diluted earnings per share calculation:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Basic weighted average shares outstanding	16,619,981	9,390,665	13,841,032	9,245,879
Dilutive effect of restricted stock awards (participating securities)	-	-	-	-

Denominator for basic earnings per share	16,619,981	9,390,665	13,841,032	9,245,879

Dilutive effect of stock options	-	-	-	-

Diluted weighted average shares outstanding	16,619,981	9,390,665	13,841,032	9,245,879

Diluted EPS for the three months and nine months ended March 31, 2020 and 2019 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are the dilutive effect of unvested restricted stock and stock options of 398,920 and 484,966 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, and the dilutive effect of unvested restricted stock and stock options of 562,388 and 491,212 shares of common stock for the nine months ended March 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. Management is currently assessing the impact that ASU 2016-13 will have on the Company.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all long-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition and classification in the income statement. The Company adopted ASC 842 on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option recognizes a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption instead of the earliest period presented. The Company adopted the optional ASC 842 transition provisions beginning on July 1, 2019. Accordingly, the Company will continue to apply Topic 840 prior to July 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. The Company elected the package of practical expedients for all its leases that commenced before July 1, 2019. The Company has evaluated its real estate lease, its copier leases and its generator rental agreements. The adoption of ASC 842 did not materially impact the Company’s balance sheet and had an immaterial impact on its results of operations. Based on the Company’s current agreements, upon the adoption of ASC 842 on July 1, 2019, the Company recorded an operating lease liability of approximately $436,000 and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with the Company’s leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company used its incremental borrowing rate of 10.5% based on information available at July 1, 2019 to determine the present value of its future minimum rental payments.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for but not limited to establishing the allowance for doubtful accounts, valuation of inventory, depreciation, valuation of assets acquired and liabilities assumed in business combinations, asset impairment evaluations, establishing deferred tax assets and related valuation allowances, and stock-based compensation accounting. Actual results could differ from those estimates.

2.	Revenue Recognition

On July 1, 2018 the Company adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”), using the modified retrospective method applied to those contracts that had not been completed as of the adoption date. The Company’s reported results for the year ended June 30, 2019 reflect the application of ASC Topic 606. The Company’s adoption of ASC Topic 606 resulted in a cumulative prior period adjustment in the amount of $960,000 related to the Company’s license and manufacturing agreement dated October 19, 2017, under which the Company licensed to its Chinese partner certain manufacturing and distribution rights to its SonaStar product line in China, Hong Kong and Macau (the “License and Exclusive Manufacturing Agreement”), but the remainder of the adoption did not have a material impact on the timing or amount of revenue recognized.

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

The Company satisfies performance obligations at a point in time, upon which control of a product shipped transfers to the customer.

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

Revenue derived from service and maintenance contracts is recognized as the services are performed.

The following table disaggregates the Company’s product revenue by sales channel and geographic location:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Total
Surgical	$9,102,711	$8,267,510	$28,702,566	$25,039,057
Wound	8,799,801	1,289,080	20,067,853	4,055,151
Total	$17,902,512	$9,556,590	$48,770,419	$29,094,208

Domestic:
Surgical	$6,052,548	$4,278,936	$16,819,950	$13,232,131
Wound	8,725,868	1,130,842	19,762,087	3,665,526
Total	$14,778,416	$5,409,778	$36,582,037	$16,897,657

International:
Surgical	$3,050,163	$3,988,574	$11,882,616	$11,806,926
Wound	73,933	158,238	305,766	389,625
Total	$3,124,096	$4,146,812	$12,188,382	$12,196,551

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

Contract Assets

The timing of revenue recognition, customer invoicing, and collections produces accounts receivable and contract assets on the Company’s consolidated balance sheet. Contract liabilities are not material to the operations of the Company as of March 31, 2020. The Company invoices in accordance with contract payment terms. Invoices to customers represent an unconditional right of the Company to receive consideration. When revenue is recognized in advance of customer invoicing a contract asset is recorded. Unpaid customer invoices are reflected as accounts receivable. Contract assets were not material to the operations of the Company as of March 31, 2020.

Upon the adoption of ASC Topic 606 on July 1, 2018, the Company recorded a contract asset in the amount of $960,000 relating to royalties to be received from its Chinese partner pursuant to its License and Exclusive Manufacturing Agreement. This resulted in a cumulative prior period adjustment in the amount of $960,000 which was charged to accumulated deficit. When this contract asset was established, the value of such asset was determined based upon the Company’s assessment of the most likely variable consideration to be received by the Company as a result of the royalty provisions in the contract. As of March 31, 2019, the Company’s Chinese partner was in default on its initial royalty payment obligations. Management determined that collection of this contract is unlikely, and accordingly, recorded a full $960,000 allowance against such asset with a corresponding charge to bad debt expense, classified as general and administrative expenses.

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

At March 31, 2020 and June 30, 2019, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value.

4.	Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2020	2019
Raw material	$6,830,184	$4,830,207
Work-in-process	598,178	224,252
Finished goods	5,932,638	2,743,361
	13,361,000	7,797,820
Less valuation reserve	(444,258)	(444,258)
	$12,916,742	$7,353,562

5.	Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $1.6 million and $1.1 million for the nine months ended March 31, 2020 and 2019, respectively. Inventory items used for demonstration purposes, subject to a rental agreement or provided on consignment are included in property, plant and equipment and are depreciated using the straight-line method over estimated useful lives of 3 to 5 years. Depreciation of generators that are consigned to customers is expensed over a 5-year period, and depreciation is charged to selling expenses.

6.	Goodwill

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. The Company reviews goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company primarily utilizes the Company’s market capitalization and a discounted cash flow model in determining the fair value, which consists of Level 3 inputs. Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment. The Company completes its annual goodwill impairment tests as of March 31 of each year. There were no goodwill impairments recorded during the quarter ended March 31, 2020. Goodwill decreased by $1,963,509 and $2,217,026 during the three and nine months ended March 31, 2020, respectively, as a result of refinements relating to the purchase price valuation of Solsys.

7.	Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents, net of accumulated amortization, totaled $786,097 and $779,100 at March 31, 2020 and June 30, 2019, respectively. Amortization expense for the nine months ended March 31, 2020 and 2019 was $97,697 and $106,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of March 31, 2020:

2020	$33,176
2021	126,513
2022	84,494
2023	83,363
2024	75,452
Thereafter	383,099
$786,097

8.	Intangible Assets

In connection with the Solsys Acquisition, the Company acquired intangible assets primarily consisting of customer relationships, trade names and non-competition agreements. The table below summarizes the intangible assets acquired:

	March 31,	June 30,	Amortization
	2020	2019	Period

Customer relationships	$9,500,000	$-	15 years
Trade names	12,800,000	-	15 years
Non-competition agreements	200,000	-	1 year

Total	22,500,000	-
Less accumulated amortization	(797,197)	-
		-
Net intangible assets	$21,702,803	$-

The following is a schedule of estimated future intangible asset amortization expense by fiscal year as of March 31, 2020:

2020	$422,462
2021	1,539,848
2022	1,489,848
2023	1,489,848
2024	1,489,848
Thereafter	15,270,949
$21,702,803

9.	Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2020	2019

Accrued payroll, payroll taxes and vacation	$1,777,765	$488,339
Accrued bonus	647,001	622,115
Accrued commissions	1,352,857	662,007
Professional fees	120,104	181,313
Vendor, tax and other accruals	2,841,890	534,740

	$6,739,617	$2,488,514

10.	Stock-Based Compensation Plans

Stock Option Awards

For the three and nine months ended March 31, 2020 and 2019, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans, excluding the compensation cost for restricted stock, was $359,917 and $263,474, and $862,275 and $896,730, respectively. As of March 31, 2020, there was approximately $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.9 years.

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

There were options to purchase 185,500 and 255,000 shares granted during the nine months ended March 31, 2020 and 2019, respectively. The fair value was estimated based on the weighted average assumptions of:

	For the nine months ended
	March 31,
	2020	2019
Risk-free interest rates	1.67%	2.80%
Expected option life in years	6.25	6.25
Expected stock price volatility	54.69%	56.01%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of March 31, 2020, and changes during the nine months ended March 31, 2020 is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Outstanding as of June 30, 2019	1,163,856	$10.28	$17,617,231
Granted	185,500	21.41
Exercised	(143,125)	8.28
Forfeited	(47,500)	13.99
Expired	-	-
Outstanding as of March 31, 2020	1,158,731	$12.16	$1,002,250
Vested and exercisable at March 31, 2020	686,854	$9.19	$947,053

The total fair value of stock options vested during the nine months ended March 31, 2020 was $1,076,997. The number and weighted-average grant-date fair value of non-vested stock options at March 31, 2020 was 471,877 and $8.94, respectively. The number and weighted-average grant-date fair value of stock options which vested during the nine months ended March 31, 2020 was 173,249 and $6.22, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million. Compensation expense recorded in the three and nine months ended March 31, 2020 and 2019 related to these awards was $122,286 and $121,114, and $369,664 and $992,445, respectively. As of March 31, 2020, there was approximately $764,079 of total unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.6 years. The awards contain a combination of vesting terms that include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At March 31, 2020, the Company has estimated that it is probable that the performance conditions will be met. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk-free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. As of March 31, 2020, 213,400 shares from this set of awards have vested.

11.	Commitments and Contingencies

Leases

The Company has entered into operating leases primarily for real estate and office copiers. These leases generally have terms that range from 1 year to 6 years. These operating leases are included in “Lease right of use and other assets” on the Company’s March 31, 2020 consolidated balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities” on the Company’s March 31, 2020 consolidated balance sheet. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $0.5 million and lease liabilities for operating leases of approximately $0.5 million on July 1, 2019. Operating lease right-of-use assets and liabilities commencing after July 1, 2019 are recognized at their commencement date based on the present value of lease payments over the lease term. As of March 31, 2020, total right-of-use assets and operating lease liabilities were approximately $1.1 million and $1.1 million, respectively. The Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. During the nine months ended March 31, 2020, the Company recognized approximately $354,810 in total lease costs, which was composed of operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 10.5% to determine the present value of the lease payments.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Nine months ended March 31, 2020

Cash paid for operating lease liabilities	$355,381
Right of use assets obtained in exchange for new operating lease obligations	$1,378,409

As of March 31, 2020

Weighted-average remaining lease term	4.0 years
Weighted-average discount rate	10.5%

Maturities of lease liabilities as of March 31, 2020 were as follows:

2020	$151,932
2021	348,252
2022	247,359
2023	254,199
2024	254,794
Thereafter	109,493
1,366,029
Less imputed interest	(257,744)

Total lease liabilities	$1,108,285

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

12.	Financing Arrangements

Note payable consists of the following as of March 31, 2020 and June 30, 2019:

	March 31,	June 30,
	2020	2019

Revolving credit facility	$10,000,000	$-
Term loans	30,095,761	-
	40,095,761	-
Less current portion of notes payable	(1,250,000)	-
Notes payable	$38,845,761	$-

Following are the scheduled maturities of the notes payable for the twelve-month period ending June 30:

2020	$-
2021	2,500,000
2022	5,000,000
2023	32,595,761
2024	-

$40,095,761

Revolving Credit Facility

Through the Solsys Acquisition, the Company became party to a $5.0 million revolving line of credit loan agreement with Silicon Valley Bank, originally effective January 22, 2019 (as amended and supplemented, the “Prior Solsys Credit Agreement”). The line of credit had an original maturity date of January 22, 2021.

On December 26, 2019 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “New Loan and Security Agreement”) among the Company, Misonix OpCo, Inc. and Solsys, as borrowers, and Silicon Valley Bank. The New Loan and Security Agreement provides for a revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of up to $20.0 million, including borrowings and letters of credit. The New Loan and Security Agreement replaces the $5.0 million Prior Solsys Credit Agreement, dated as of January 22, 2019, among Solsys, as borrower, and Silicon Valley Bank. The Company did not incur any early termination penalties in connection with the termination of the Prior Solsys Credit Agreement.

Borrowings under the New Credit Facility were used in part to repay the amount of $3,750,000 outstanding under the Prior Solsys Credit Agreement, and the balance may be used by the Company for general corporate purposes and working capital. The New Credit Facility matures on December 26, 2022. Interest on outstanding indebtedness under the New Credit Facility accrues at a rate equal to the greater of the “Prime Rate” and 5.25%. In addition, on each year anniversary of the Effective Date, the Company is required to pay an anniversary fee of $100,000.

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

As of March 31, 2020, the outstanding principal balance of the New Credit Facility is $10 million.

Notes Payable

On September 27, 2019, the Company entered into an amended and restated credit agreement (“SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) pursuant to a commitment letter whereby SWK (a) consented to the Solsys Acquisition and (b) agreed to provide financing to the Company. Through the Solsys Acquisition, the Company became party to a $20.2 million note payable to SWK. The SWK credit facility originally provided an additional $5.0 million in financing, totaling approximately $25.1 million and a maturity date of June 30, 2023. Prior to the Amendment Date (as defined below), the interest rate applicable to the loans made under the SWK Credit Agreement varied between LIBOR plus 7.00% and LIBOR plus 10.25%, depending on the Company’s consolidated EBITDA or market capitalization. On December 23, 2019 (the “Amendment Date”) the parties amended the SWK Credit Agreement (as so amended, the “Amended SWK Credit Agreement”) to, among other things, provide an additional $5 million of term loans, for total aggregate borrowings of up to approximately $30.1 million, to modify the interest payable thereunder, which now varies between LIBOR plus 7.50% and LIBOR plus 10.25%, depending on the Company’s consolidated EBITDA or market capitalization, and to amend the financial covenants thereunder. The maturity date of the Amended SWK Credit Agreement remains June 30, 2023. As of March 31, 2020, the outstanding principal balance of the term loans under the Amended SWK Credit Agreement is approximately $30.1 million.

Beginning in March 2021, the Company is required to make principal payments of $1.25 million per quarter under the Amended SWK Credit Agreement.

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

Under the terms of the Amended SWK Credit Agreement, the Company is required to meet certain additional financial covenants requiring, among other things, (a) a minimum amount of unencumbered liquid assets that varies based on the Company’s market capitalization, (b) minimum aggregate revenue of specified amounts for the nine month period ending March 31, 2020, and for the twelve month period ending on the last day of the subsequent fiscal quarters and (c) minimum EBITDA at levels that will vary based on the Company’s market capitalization. The Company’s obligations under the Amended SWK Credit Agreement are (i) guaranteed by Misonix OpCo, Inc., and (ii) secured by a first lien on substantially all assets of the Company, Solsys and Misonix OpCo, Inc. and a second lien position on accounts receivable and inventory of the same entities.

13.	Related Party Transactions

Minoan Medical (Pty) Ltd. (“Minoan”) (formerly Applied BioSurgical) is an independent distributor for the Company in South Africa. The chief executive officer of Minoan is also the brother of Stavros G. Vizirgianakis, the Company’s Chief Executive Officer.

Set forth below is a table showing the Company’s net revenues for the nine months ended March 31, 2020 and 2019 and accounts receivable at March 31, 2020 and 2019 with Minoan:

	For the nine months ended and as of
	March 31,
	2020	2019

Sales	$1,435,662	$996,631
Accounts Receivable	$299,421	$286,852

14.	Income Taxes

For the three and nine months ended March 31, 2020 and 2019, the Company recorded an income tax expense (benefit), as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Income tax expense (benefit)	$1,201,000	$(509,000)	$2,971,000	$(1,164,000)
Income tax benefit - Solsys Acquisition	(455,000)	-	(4,540,000)	-
Valuation allowance on deferred tax assets	(1,201,000)	509,000	(2,971,000)	1,164,000

Net income tax benefit	$(455,000)	$-	$(4,540,000)	$-

For the three and nine months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $455,000 and $4.5 million, and $0 and $0, respectively. For the three and nine months ended March 31, 2020 and 2019, the effective rate of 7.5% and 0%, and 34% and 0%, varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

The acquisition of Solsys originally resulted in the recognition of deferred tax liabilities of approximately $4.1 million, with an additional $455,000 recorded during the current quarter due to purchase price accounting adjustments, both of which related primarily to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its deferred tax assets. The deferred tax liabilities generated from the business combination is netted against the Company’s pre-existing deferred tax assets. Consequently, this resulted in a release of a cumulative $4.5 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act contains various corporate tax provisions, however, these benefits do not impact Company’s current tax provision.

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

The Company regularly assesses its ability to realize its deferred tax assets. The Company is in a three-year cumulative loss position at June 30, 2019, and it expects to be in a cumulative pretax loss position as of June 30, 2020. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, the completion of the development of its next generation Nexus product, along with available negative evidence, including the Company’s continuing investment in building a direct sales force, payment of transaction fees for the Company’s Solsys Acquisition, and the economic downturn resulting from the spread of the novel Corona virus (“COVID-19”) globally. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. Accordingly, the Company recorded an increase in the valuation allowance for the three months ended March 31, 2020 of approximately $1.2 million against its remaining deferred tax assets at March 31, 2020. As a result of the Solsys Acquisition, the Company recorded a valuation allowance release of approximately $4.5 million. The remaining cumulative valuation allowance at March 31, 2020 is approximately $3.8 million. The Company will continue to assess its ability to utilize its net operating loss carryforwards, and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of March 31, 2020 and June 30, 2019, the Company had no unrecognized tax benefits or accrued interest and penalties.

15. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company operates in two segments – the Surgical and the Wound segment. The Company has concluded that its Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. The CODM evaluates the segments using gross profit and gross profit margin. The Company does not allocate its assets by segment, and therefore does not disclose assets by segment.

Segment gross profit and gross profit margin include:

For the three months ended March 31, 2020	Surgical	Wound	Consolidated

Total revenue	$9,102,711	$8,799,801	$17,902,512

Gross profit	$6,175,222	$6,415,725	$12,590,947
Gross profit %	67.8%	72.9%	70.3%

For the nine months ended March 31, 2020

Total revenue	$28,702,566	$20,067,853	$48,770,419

Gross profit	$19,588,322	$14,688,776	$34,277,098
Gross profit %	68.2%	73.2%	70.3%

For the three months ended March 31, 2019	Surgical	Wound	Consolidated

Total revenue	$8,267,510	$1,289,080	$9,556,590

Gross profit	$5,783,062	$971,957	$6,755,019
Gross profit %	69.9%	75.4%	70.7%

For the nine months ended March 31, 2019

Total revenue	$25,039,057	$4,055,151	$29,094,208

Gross profit	$17,413,031	$3,080,983	$20,494,014
Gross profit %	69.5%	76.0%	70.4%

Worldwide revenue for the Company’s product revenue is categorized as follows:

	For the three months ended		For the nine months ended
	March 31		March 31
	2020	2019	2020	2019

Domestic	$14,778,416	$5,409,778	$36,582,037	$16,897,657
International	3,124,096	4,146,812	12,188,382	12,196,551
Total	$17,902,512	$9,556,590	$48,770,419	$29,094,208

Substantially all of the Company’s long-lived assets are located in the United States.

16. Acquisitions

Solsys Medical, LLC

On September 27, 2019, the Company completed the Solsys Acquisition. The purchase price was approximately $108.6 million, based on the Company’s issuance of 5,703,082 shares of Misonix common stock as acquisition consideration, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition were $4.5 million, of which $1.8 million and were incurred in the nine months ended March 31, 2020. These fees were charged to general and administrative expenses on the Statement of Operations. In addition, approximately $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction.

The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805. U.S. GAAP requires that one of the companies in the transactions be designated as the acquirer for accounting purposes based on the evidence available. Misonix was treated as the acquiring entity for accounting purposes.

The preliminary Solsys purchase price allocation as of March 31, 2020, is shown in the following table:

Cash	$5,525,601
Accounts receivable	5,797,020
Inventory	98,911
Prepaid expenses	88,863
Indemnified asset - sales tax	250,000
Property and equipment	673,353
Lease assets	946,617
Customer relationships	9,500,000
Trade names	12,800,000
Non-competition agreements	200,000
Accounts payable and other current liabilities	(4,794,878)
Lease liabilities	(855,732)
Deferred tax liability	(4,540,000)
Notes payable	(23,915,701)
Total identifiable net assets	1,774,054
Goodwill	106,869,656
Total consideration	$108,643,710

The fair values of the Solsys assets and liabilities are provisional and were determined based on preliminary estimates and assumptions that management believes are reasonable. Goodwill decreased by $1,963,509 and $2,217,026 during the three and nine months ended March 31, 2020, respectively, as a result of refinements relating to the purchase price valuation of Solsys. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to certain short-term assets, intangible assets, and certain liabilities. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available, including the completion of a valuation of the tangible and intangible assets, but no later than one year from the acquisition date.

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

	March 31,	June 30,	Amortization
	2020	2019	Period

Customer relationships	$9,500,000	$-	15 years
Trade names	12,800,000	-	15 years
Non-competition agreements	200,000	-	1 year

Total	22,500,000	-
Less accumulated amortization	(797,197)	-
		-
Net intangible assets	$21,702,803	$-

Solsys’ operations were consolidated with those of the Company for the period September 27, 2019 through March 31, 2020. Had the acquisition occurred as of the beginning of fiscal 2018, revenue and net loss, on a pro forma basis excluding transaction fees and the one-time tax benefit, for the combined company would have been as follows:

	For the nine months ended
	March 31,
	2020	2019

Revenue	$57,151,615	$47,736,646

Net loss	$(11,542,176)	$(13,433,741)

Pro forma net loss for the nine months ended March 31, 2020 was adjusted to exclude $4.3 million of acquisition-related costs, exclude $4.5 million of acquisition-related income tax benefit, include $0.2 million of additional interest expense related to new and refinanced borrowings that occurred as a result of the acquisition, and to include $0.4 million of amortization expense related to the intangible assets acquired.

Pro forma net loss for the nine months ended March 31, 2019 was adjusted to include $4.3 million of acquisition-related costs, include $4.5 million of acquisition-related income tax benefit, include $0.5 million of additional interest expense related to new and refinanced borrowings that occurred as a result of the acquisition, and include $1.3 million of amortization expense related to the intangible assets acquired.

17. Subsequent Events

Paycheck Protection Program Loan

On April 5, 2020, the Company applied for an unsecured $5.2 million loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 10, 2020, the PPP loan was approved and funded. Misonix entered into a promissory note with JP Morgan Chase evidencing the unsecured $5.2 million loan. In accordance with the requirements of the CARES Act, the Company intends to use proceeds from the PPP Loan primarily for payroll costs.

The PPP Loan has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note.

On April 23, 2020, the SBA issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan and whether a publicly traded company can meet the certification requirements. The SBA also set a deadline of May 14, 2020 for companies to return PPP loan funds without penalty for those companies which can no longer attest in good faith to the revised guidance. The Company is currently reviewing this new guidance, and further SBA clarifications expected to be published soon, to ensure compliance regarding PPP eligibility. There can be no assurance that the Company will retain the PPP loan proceeds, and if it does so, that it will apply for and receive approval for forgiveness under the PPP program.

COVID-19

In March of 2020, the World Health Organization designated the novel coronavirus disease (COVID-19) as a global pandemic and the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Through the end of February 2020, the Company’s consolidated revenue showed growth compared to the same two-month period in 2019. Principally beginning in March 2020 however, year-over-year consolidated revenue trends began to rapidly and materially weaken. The consolidated revenue of the Company is expected to be negatively and materially impacted in the fourth quarter of fiscal 2020 and in fiscal 2021, and for negative impacts to continue until economic conditions improve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I - Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2019, for the fiscal year ended June 30, 2019 (“2019 Form 10-K”). Item 7 of the 2019 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the three months ended March 31, 2020.

Forward Looking Statements

With the exception of historical information contained in this Form 10-Q, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include general economic conditions, the impact of COVID-19, or other pandemics, and the impact of related governmental, individual and business responses, including our ability to obtain or forecast accurate surgical procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, surgical procedures; curtailed or delayed capital spending by hospitals and surgical centers; closures of our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; the ability of our staff to travel to work, our ability to maintain adequate inventories, delivery capabilities, the impact on our customers and supply chain, and the impact on demand in general; delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevancy, risks involved in introducing and marketing new products, potential acquisitions, consumer and industry acceptance, litigation and/or court proceedings, including the timing and monetary requirements of such activities, the timing of finding strategic partners and implementing such relationships, regulatory risks including clearance of pending and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in the our business lines, access to capital, and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update our forward-looking statements.

Acquisition of Solsys Medical, LLC

On September 27, 2019, we completed our acquisition of Solsys, a medical technology company focused on the regeneration and healing of soft-tissue associated with chronic wounds and surgical procedures. Solsys’ primary product is TheraSkin, a living cell wound therapy indicated to treat all external wounds from head-to-toe. The purchase price was approximately $108.6 million, representing 5,703,082 shares of Misonix common stock, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition were $4.5 million. Of these transaction costs, $3.1 million were charged to general and administrative expenses on the Statement of Operations. and $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction. The results of operations of Solsys are included in our consolidated statement of operations beginning on September 27, 2019.

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

We strive to help proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. We intend to accomplish this, in part, by utilizing our best in class surgical ultrasonic technology to change patient outcomes in spinal surgery, neurosurgery and wound care. We are currently developing proprietary procedural solutions around our Nexus generator, which received U.S. Food and Drug Administration, or FDA, marketing clearance in June 2019 2019 and its CE mark clearance in July 2019 for sale in Europe, and which combines the capabilities of our three legacy ultrasonic products, namely BoneScalpel® Surgical System, SonaStar® Surgical Aspirator, and SonicOne® Wound Cleansing and Debridement System, into a single system that can be used to perform soft and hard tissue resections.

In the United States, we sell our products through our direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, we generally sell to distributors who then resell the products to hospitals. Our sales force operates as two groups, Surgical (neurosurgery and spinal surgery) and Wound Care. We operate with two business segments.

Recent Events

In March of 2020, the World Health Organization designated the novel coronavirus disease (COVID-19) as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Principally beginning in March 2020, year-over-year consolidated revenue trends began to rapidly and materially weaken. We expect consolidated revenue to continue to be negatively and materially impacted in the fourth quarter of 2020 and in fiscal 2021, and for negative impacts to continue until economic conditions improve.

As these events developed, we executed on our business continuity plans and our crisis management response to address the challenges related to the COVID-19 pandemic. Since March, our headquarters remained open, however, most of our employees have been working from home, with only certain essential employees not working remotely. For employees who are not working remotely, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those sites and undertaken other actions to make these sites safer. We have also substantially eliminated employee travel to only essential business needs. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has adversely impacted our internal controls, financial reporting systems or our operations.

Our sales teams are focused on how to meet changing needs of our customers in this environment.

As a result of the COVID-19 pandemic, we have experienced a disruption to our global supply chain of our products and a decrease in sales due to a decrease in elective surgical procedures. The ultimate impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be impacted by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that might be imposed in response to the pandemic.

Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. In addition, our customers may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as COVID-19 reached a global pandemic level in March 31, 2020, we experienced significant decline in procedure volume in the U.S., as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and other public health bodies have recommended delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our product.

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on our long-term business as hospitals and surgical centers curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could further significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of surgical procedures performed using our products and have a material adverse effect on our business, financial condition, results of operations, or cash flows. The COVID-19 impact on the capital markets could impact our ability and cost to borrow under financing arrangements. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term. As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have implemented a hiring freeze, a reduction of base salaries for all staff with a title of director and above, implemented a reduction in personnel and significantly limited the addition of third party contracted services, limited all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered.

We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, business partners and distribution channels. The extent to which the COVID-19 global pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations. The duration and severity of the resulting economic downturn and the broader impact that COVID-19 could have on our business, financial condition and operating results remains highly uncertain.

For more information, see “Item 1A. Risk Factors- “Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.”

Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Three months ended March 31, 2020 and 2019

Our revenues by category for the three months ended March 31, 2020 and 2019 are as follows:

	For the three months ended
	March 31,		Net change
	2020	2019	$	%
Total
Surgical	$9,102,711	$8,267,510	$835,201	10.1%
Wound	8,799,801	1,289,080	7,510,721	582.6%
Total	$17,902,512	$9,556,590	$8,345,922	87.3%

Domestic:
Surgical	$6,052,548	$4,278,936	$1,773,612	41.4%
Wound	8,725,868	1,130,842	7,595,026	671.6%
Total	$14,778,416	$5,409,778	$9,368,638	173.2%

International:
Surgical	$3,050,163	$3,988,574	$(938,411)	-23.5%
Wound	73,933	158,238	(84,305)	-53.3%
Total	$3,124,096	$4,146,812	$(1,022,716)	-24.7%

Revenues

Total revenue increased 87.3% or $8.3 million to $17.9 million in the third quarter of fiscal 2020, from $9.6 million in the third quarter of fiscal 2019.

The revenue increase is principally attributable to the addition of $7.6 million of domestic wound product sales of TheraSkin resulting from the Solsys Acquisition, with no TheraSkin revenue in the prior year quarter. Domestic surgical revenue increased by 41.4% based on strength from the Company’s new product, Nexus. We experienced a reduction in domestic revenue in March 2020 as a result of the COVID-19 virus and the cancellation of elective surgical procedures by hospitals in the United States. International surgical sales declined 23.5% in part due to the weakness resulting from the COVID-19 virus, which impacted international markets in February and March 2020, including China. Revenue from both domestic and international operations from April 1, 2020 through the date of this filing have continued to decline, as hospitals have cancelled elective surgical procedures due to COVID-19, and we are not currently able to predict when this trend will reverse.

Gross profit

Gross profit from product revenue in the third quarter of fiscal 2020 was 70.3% of revenue, approximately the same as the 70.7% gross profit margin recorded in the third quarter of fiscal 2019. The gross profit margin on TheraSkin sales is about the same as the Company’s legacy products.

Selling expenses

Selling expenses increased by $7.2 million, or 163% to $11.6 million in the third quarter of fiscal 2020 from $4.4 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019. Additional factors impacting selling expenses include higher compensation costs, trade show and travel related expenses resulting from the continued buildout of our direct sales force, and increased freight expense on higher sales, offset by lower commissions to distributors resulting from the transition of accounts from distributors to the direct sales force.

General and administrative expenses

General and administrative expenses increased by $2.0 million, or 77.6% to $4.5 million in the third quarter of fiscal 2020 from $2.5 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019.

Research and development expenses

Research and development expenses increased by $0.4 million or 29.2% to $1.8 million in the third quarter of fiscal 2020 from $1.4 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019.

Income taxes

For the three months ended March 31, 2020 and 2019, we recorded an income tax benefit of $455,000 and $0, respectively. For the three months ended March 31, 2020 and 2019, the effective rate of 7.5% and 0%, respectively, varied from the U.S. federal statutory rate primarily due to our recording of a full valuation allowance on our deferred tax assets.

  An adjustment of the purchase accounting of the Solsys acquisition resulted in the recognition of deferred tax liabilities of $455,000, related primarily to intangible assets. Prior to the business combination, we had a full valuation allowance on our deferred tax assets. The deferred tax liabilities generated from the business combination is netted against our pre-existing deferred tax assets. Consequently, resulting in a release of $455,000 of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

Income tax expense for the quarter ended March 31, 2020 includes a $1.2 million valuation allowance against our deferred tax assets recorded in the quarter. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, our deferred tax assets at March 31, 2020 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Income tax expense (benefit)	$1,201,000	$(509,000)	$2,971,000	$(1,164,000)
Income tax benefit - Solsys Acquisition	(455,000)	-	(4,540,000)	-
Valuation allowance on deferred tax assets	(1,201,000)	509,000	(2,971,000)	1,164,000

Net income tax benefit	$(455,000)	$-	$(4,540,000)	$-

Nine months ended March 31, 2020 and 2019

Our revenues by category for the nine months ended March 31, 2020 and 2019 are as follows:

	For the nine months ended
	March 31,		Net change
	2020	2019	$	%
Total
Surgical	$28,702,566	$25,039,057	$3,663,509	14.6%
Wound	20,067,853	4,055,151	16,012,702	394.9%
Total	$48,770,419	$29,094,208	$19,676,211	67.6%

Domestic:
Surgical	$16,819,950	$13,232,131	$3,587,819	27.1%
Wound	19,762,087	3,665,526	16,096,561	439.1%
Total	$36,582,037	$16,897,657	$19,684,380	116.5%

International:
Surgical	$11,882,616	$11,806,926	$75,690	0.6%
Wound	305,766	389,625	(83,859)	-21.5%
Total	$12,188,382	$12,196,551	$(8,169)	-0.1%

Revenues

Total revenue increased 67.6% or $19.7 million to $48.8 million during the first three quarters of fiscal 2020, from $29.1 million in the corresponding period of fiscal 2019.

The revenue increase is principally attributable to the addition of $16.1 million of domestic wound product sales of TheraSkin resulting from the Solsys Acquisition, with no TheraSkin revenue in the prior year quarter. Domestic surgical revenue increased by 27.1% based on strength from the Company’s new product, Nexus. We experienced a reduction in domestic revenue in March 2020 as a result of the COVID-19 virus and the cancellation of elective surgical procedures by hospitals in the United States. International sales were flat compared with the prior year in part due to the weakness resulting from the COVID-19 virus, which impacted international markets in February and March 2020, including China. Revenue from both domestic and international operations from April 1, 2020 through the date of this filing have continued to decline, as hospitals have cancelled elective surgical procedures due to COVID-19, and we are not currently able to predict when this trend will reverse.

Gross profit

Gross profit from product revenue during the first three quarters of fiscal 2020 was 70.3% of revenue, compared with 70.4% during the first three quarters of fiscal 2019. The gross profit margin on TheraSkin sales is about the same as the Company’s legacy products.

Selling expenses

Selling expenses increased by $14.7 million, or 105% to $28.6 million during the first three quarters of fiscal 2020 from $14.0 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019. Additional factors impacting selling expenses include higher compensation costs, consulting, Nexus product launch costs, travel related expenses resulting from the continued build out of our direct sales force, and increased freight expense on higher sales, offset by lower commissions to distributors resulting from the transition of accounts from distributors to the direct sales force.

General and administrative expenses

General and administrative expenses increased by $5.8 million, or 71.9% to $13.8 million during the first three quarters of fiscal 2020 from $8.0 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019. In addition, during the second quarter of fiscal 2020, we recorded a $960,000 non-cash reserve relating to the contract asset on its balance sheet. This asset relates to future royalty payments from our Chinese distributor of SonaStar, which we believe will be uncollectible.

Research and development expenses

Research and development expenses increased by 3.7% or $0.1 million to $3.7 million during the first three quarters of fiscal 2020 from $3.6 million in the prior year period. Research and development expenses increased as a result of the acquisition of Solsys on September 27, 2019, offset by a decrease in our Nexus development expenses.

Income taxes

For the nine months ended March 31, 2020 and 2019, we recorded an income tax benefit of $4.5 million and $0, respectively. For the nine months ended March 31, 2020, the effective tax rate of 33.8% varied from the U.S. federal statutory rate primarily due to our business combination related to the Solsys Acquisition, which resulted in a recognition of deferred tax liabilities. For the nine months ended March 31, 2019, the effective tax rate of 0% varied from the U.S. federal statutory rate primarily due to our recording a full valuation allowance on our deferred tax assets.

The acquisition of Solsys originally resulted in the recognition of deferred tax liabilities of approximately $4.1 million, with an additional $455,000 recorded during the three months ended March 31, 2020 due to purchase price accounting adjustments, both of which related primarily to intangible assets. Prior to the business combination, we had a full valuation allowance on our deferred tax assets. Upon completion of the business combination, we netted the deferred tax liabilities generated from the business combination against our pre-existing deferred tax assets, which resulted in the cumulative release of $4.5 million of the pre-existing valuation allowance against our deferred tax assets and corresponding deferred tax benefit.

Income tax benefit for the nine months ended March 31, 2020 includes a $2.9 million valuation allowance against our remaining deferred tax assets recorded in the quarter. In accordance with the guidance of ASC Topic 740, management concluded that in its judgment, our deferred tax assets at March 31, 2020 are not more likely-than-not realizable. The components of the tax provision are as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Income tax expense (benefit)	$1,201,000	$(509,000)	$2,971,000	$(1,164,000)
Income tax benefit - Solsys Acquisition	(455,000)	-	(4,540,000)	-
Valuation allowance on deferred tax assets	(1,201,000)	509,000	(2,971,000)	1,164,000

Net income tax benefit	$(455,000)	$-	$(4,540,000)	$-

Liquidity and Capital Resources

On January 27, 2020, we completed an underwritten public offering of 1,868,750 shares of our common stock at a price to the public of $18.50 per share. The gross proceeds of the offering were approximately $34.6 million. We intend to use the proceeds of the offering for general corporate purposes, which may include investment in sales and marketing initiatives and funding growth opportunities such as collaborations and acquisitions of complementary products or technologies.

Working capital at March 31, 2020 was $55.2 million. For the nine months ended March 31, 2020, cash used in operations was $21.3 million, mainly due to an increase in inventory of $9.0 million, and an increase in accounts receivable of $3.3 million and from the Company’s loss from operations for the period plus non-cash items, of $8.2 million.

Cash provided by investing activities at March 31, 2020 was $5.1 million, principally from the $5.5 million of cash acquired in the Solsys Acquisition.

Cash provided by financing activities at March 31, 2020 was $48.1 million, principally from the $34.6 million received from our equity offering and from $16.2 million of net additional borrowings on the Company’s term loan and revolving credit facility.

We have $1.3 million of debt principal payments during the next twelve months. We estimate that we will make approximately $3.6 million in debt interest payments from April 1, 2020 through March 31, 2021.

As of March 31, 2020, we had cash and cash equivalents of approximately $39.7 million. Although our cash flows from operations are subject to a number of risks and uncertainties, including the negative impact of COVID-19 on the operations of our business, we anticipate that our cash on hand will be sufficient to fund our operating losses, debt service obligations and capital expenditures for at least twelve months.

We have also been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these recent challenges presented by the COVID-19 global pandemic through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. Such actions include, but are not limited to, a reduction in personnel, a hiring freeze, limitations on travel, and cost reductions across all areas. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced this type of disruption to our operations, and as a consequence, our ability to be predictive is uncertain.

Paycheck Protection Program Loan

On April 5, 2020, the Company applied for an unsecured $5.2 million loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 10, 2020, the PPP loan was approved and funded. Misonix entered into a promissory note with JP Morgan Chase evidencing the unsecured $5.2 million loan. In accordance with the requirements of the CARES Act, the Company intends to use proceeds from the PPP Loan primarily for payroll costs.

The PPP Loan has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note.

On April 23, 2020, the SBA issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan and whether a publicly traded company can meet the certification requirements. The SBA also set a deadline of May 14, 2020 for companies to return PPP loan funds without penalty for those companies which can no longer attest in good faith to the revised guidance. The Company is currently reviewing this new guidance, and further SBA clarifications expected to be published soon, to ensure compliance regarding PPP eligibility. There can be no assurance that the Company will retain the PPP loan proceeds, and if it does so, that it will apply for and receive approval for forgiveness under the PPP program.

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

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on cash and cash equivalents.

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on our long-term business as hospitals and surgical centers curtail and reduce capital and overall spending. The COVID-19 impact on the capital markets could also impact our ability and cost to borrow under financing arrangements. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses.

Interest Rate Risk

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, and having concluded that the material weakness in our internal control over financial reporting initially reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and in our subsequent Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been remediated and our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes discussed previously to remediate the material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Former Chinese Distributor - Litigation

On March 23, 2017, our former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Eastern District of New York, alleging that we improperly terminated our contract with the former distributor.  The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion.  On October 7, 2017, the court granted our motion to dismiss all of the tort claims asserted against us, and also granted the individual defendants’ motion to dismiss all claims asserted against them.  On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim.  We believe that we have various legal and factual defenses to the allegations in the complaint and intend to defend the action vigorously.  Fact discovery in the case is ongoing, and there is no trial date currently set.

Item 1A. Risk Factors.

In addition to those previously disclosed in the 2019 Form 10-K for the fiscal year ended June 30, 2019 and those disclosed in Amendment No. 2 to our Current Report on Form 8-K12B filed with the SEC on January 22, 2019 (the “Form 8-K12B”), the following risk factors should be considered carefully in evaluating our business. Additional risks not currently known to us or that we do not currently consider material may also materially adversely affect our financial condition and results of operations in the future.

Our business and operations could be adversely affected by health epidemics, such as the recent COVID-19 pandemic, impacting the markets and communities in which we and our customers operate.

We face various risks related to health epidemics, pandemics and similar outbreaks, such as the recent global outbreak of COVID-19. The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and created significant volatility and disruption of financial markets. As a result, we experienced a significant decline in revenue during March 2020. We expect the COVID-19 global pandemic to continue to have a material adverse impact on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, changes in customers and consumer behavior including cancellations of elective surgical procedures, actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.

As a result of the COVID-19 global pandemic, we have experienced a disruption in our supply chain and a decrease in the sales due to a decrease in elective surgical procedures.

In addition, the COVID-19 outbreak has caused hospitals to restrict access to non-essential personnel, including family and friends of infected patients. As a result, our sales force is not able to access a significant portion of the market to generate new sales orders. We expect that once the outbreak is sufficiently contained, demand for our product will increase and we will be able to more effectively access our current and future customers.

We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or its overall impact on our business. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The effects of COVID-19 may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our 2019 Form 10-K and Form 8-K12B.

The COVID-19 global pandemic has disrupted our operations and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with certain covenants in our debt facilities.

Under the terms of certain of our debt facilities with an aggregate outstanding principal amount of approximately $40 million of indebtedness as of March 31, 2020, we are required to maintain certain covenants such as minimum revenue and EBITDA. As a result of the COVID-19 global pandemic, our business operations have been disrupted and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with certain of those covenants.

There can be no assurance that we would be able to obtain waivers from the lenders under these facilities if we are unable to comply with covenants in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under any one or more of these debt facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver in the future under any one or more of these debt facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.

Covenant waivers may lead to fees associated with obtaining the waiver, increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to provide additional lender protections under these facilities will be limited by the restrictions in our indebtedness.

With respect to each of these debt facilities, if we were not to obtain a waiver or refinance or repay such debt facilities, it would lead to an event of default under such facilities, which could lead to an acceleration of the indebtedness under such debt facilities. In turn, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt. As a result, the failure to obtain the covenant waivers described above would have a material adverse effect.

Item 6. Exhibits

Exhibit No.	Description

10.1	Promissory Note, dated April 5, 2020, by and between Misonix, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 15, 2020).

31.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISONIX, INC.

Dated: May 11, 2020	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer Chief Financial Officer