Form 10-K
period 2020-06-30
MISONIX INC
filed 2020-09-03
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2019 (computed by reference to the closing price of such stock on such date) was approximately $187 million.

There were 17,374,185 shares of Common Stock outstanding at August 26, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None

USE OF FORWARD-LOOKING STATEMENTS

In this document, we refer to Misonix, Inc. and its subsidiaries (unless the context otherwise requires) as “we,” “our,” “us,” the “Company” or “Misonix.” With the exception of historical information contained in this Annual Report, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include general economic conditions, the impact of COVID-19, or other pandemics, and the impact of related governmental, individual and business responses. This includes our ability to obtain or forecast accurate surgical procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, surgical procedures; curtailed or delayed capital spending by hospitals and surgical centers; potential closures of our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; the ability of our staff to travel to work, our ability to maintain adequate inventories and delivery capabilities, the impact on our customers and supply chain, and the impact on demand in general. These forward-looking statements are also subject to uncertainties and change resulting from delays and risks associated with the performance of contracts; risks associated with international sales and currency fluctuations; uncertainties as a result of research and development; acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevancy; risks involved in introducing and marketing new products, potential acquisitions, consumer and industry acceptance, litigation and/or court proceedings, including the timing and monetary requirements of such activities, the timing of finding strategic partners and implementing such relationships; regulatory risks including clearance of pending and/or contemplated 510(k) filings; our ability to achieve and maintain profitability in the our business lines, access to capital, and other factors discussed in this Annual Report, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements.

II

III

PART I

Item 1 Business

Overview

Misonix, Inc. is a Delaware corporation based in Farmingdale, New York. Misonix was incorporated in connection with our acquisition of Solsys in 2019 and became a successor to our current operating subsidiary, Misonix Op Co., which was incorporated in New York in 1967. We design, manufacture and market minimally invasive surgical ultrasonic medical devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, plastic surgery, wound care and maxillo-facial surgery. We also exclusively market, sell and distribute TheraSkin in the United States, through an agreement with LifeNet Health, or LifeNet. TheraSkin is a biologically active human skin allograft that has all of the relevant characteristics of human skin, including living cells, growth factors, and a collagen matrix, needed to heal wounds, and which complements our ultrasonic medical devices. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is manufactured by LifeNet.

We strive to have our proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. We intend to accomplish this, in part, by utilizing our best-in-class surgical ultrasonic technology to improve patient outcomes in spinal surgery, neurosurgery and wound care. Our Nexus generator, which received U.S. Food and Drug Administration, or FDA, marketing clearance in June 2019 and Conformité Européenne, or CE, mark clearance in July 2019 combines the capabilities of our three legacy ultrasonic products into a single system that can be used to perform soft and hard tissue resections. We continue to market and sell these legacy ultrasonic products, which are:

●

BoneScalpel Surgical System, or BoneScalpel, which is used for surgical procedures involving the precise cutting and sculpting of bone while sparing soft tissue. BoneScalpel is now recognized by many surgeons globally as a critical surgical tool enabling improved patient outcomes in the spine surgery arena.

●	SonaStar Surgical Aspirator, or SonaStar, which is used to emulsify and remove soft and hard tumors, primarily in the neuro and general surgery fields.

●	SonicOne Wound Debridement System, or SonicOne, which offers tissue specific debridement and cleansing of wounds and burns for effective removal of devitalized tissue and fibrin deposits while sparing viable cells.

These devices primarily serve the following clinical specialties: neurosurgery, orthopedic surgery, general surgery, plastic surgery, wound care and maxillo-facial surgery.

In the United States, we sell our products through our direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, we sell BoneScalpel and SonaStar through distributors who then resell the products to hospitals. We sell to all major markets in the Americas, Europe, Middle East, Asia Pacific, and Africa.

We manufacture and sell our products in two global reportable business segments: the Surgical segment (consisting of our BoneScalpel and SonaStar products) and the Wound segment (consisting of our SonicOne, TheraSkin and Therion products). Our sales force also operates as two segments, Surgical and Wound Care.

Acquisition of Solsys Medical, LLC

On September 27, 2019, we completed our acquisition of Solsys Medical, LLC (“Solsys”), a medical technology company focused on the regeneration and healing of soft tissue associated with chronic wounds and surgical procedures. Solsys’ primary product is TheraSkin, a living cell wound therapy indicated to treat all external wounds from head-to-toe. The purchase price was approximately $108.6 million, representing 5,703,082 shares of Misonix common stock, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition were $4.5 million. Of these transaction costs, $3.1 million were charged to general and administrative expenses on the Consolidated Statement of Operations and $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction. The results of operations of Solsys are included in our Consolidated Statement of Operations beginning on September 27, 2019.

Impact of COVID-19 Pandemic

In March of 2020, the World Health Organization designated the novel coronavirus disease (COVID-19) as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Principally beginning in March 2020, year-over-year consolidated revenue trends began to weaken rapidly and materially. We expect consolidated revenue to continue to be impacted negatively and materially in fiscal 2021 and for negative impacts to continue until COVID-19 and related economic and medical conditions improve.

As these events developed, we executed on our business continuity plans and our crisis management response to address the challenges related to the COVID-19 pandemic. Since March, our headquarters remained open, however, most of our employees have been working from home, with only certain essential employees not working remotely. For employees who are not working remotely, we have instituted social distancing protocols, increased the level of cleaning and sanitizing at those sites and undertaken other actions to make these sites safer. We have also significantly reduced employee travel to only essential business needs. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has adversely affected our internal controls, financial reporting systems or our operations.

Our sales teams are focused on how to meet changing needs of our customers in this environment.

As a result of the COVID-19 pandemic, we experienced a disruption to our global supply chain of our products and a decrease in sales due to a decrease in elective surgical procedures. The ultimate effect of these disruptions, including the extent of their adverse effect on our financial and operational results, will be impacted by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the effect of governmental regulations and other restrictions that might be imposed in response to the pandemic.

Due to these effects and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. In addition, our customers may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as COVID-19 reached a global pandemic level in March through June 2020, we experienced significant decline in procedure volume in the U.S., as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and other public health bodies have recommended delaying elective surgeries at different times and geographies during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our product.

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on our long-term business as hospitals and surgical centers curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our salesforce’s ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could further significantly reduce our sales and our ability to ship our products and supply our customers. We are also monitoring news reports that indicate that several States and local jurisdictions within the U.S. are experiencing new increases in the rate of infection by COVID-19 which could result in further mitigation efforts. Any of these events could negatively impact the number of surgical procedures performed using our products and have a material adverse effect on our business, financial condition, results of operations, or cash flows. The COVID-19 impact on the capital markets could negatively affect our ability and cost to borrow under financing arrangements. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term. As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have implemented a hiring freeze, a reduction of base salaries for all staff with a title of director and above, a reduction in personnel, and have significantly limited the addition of third party contracted services, travel, except where necessary to meet customer or regulatory needs, and discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered.

We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, business partners, and distribution channels. The extent to which the COVID-19 global pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions taken to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations. The duration and severity of the resulting economic downturn and the broader impact that COVID-19 could have on our business, financial condition and operating results remains highly uncertain.

For more information, see “Item 1A. Risk Factors- “Our business and operations could be adversely affected by health epidemics, such as the recent COVID-19 pandemic, impacting the markets and communities in which we and our customers operate” and “The COVID-19 global pandemic has disrupted our operations and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with certain covenants in our debt facilities.”

Impact of Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in March 2020, in response to the COVID-19 pandemic. The CARES Act and related rules and guidelines include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments that we are deferring to future periods.

On April 5, 2020, we applied for an unsecured $5.2 million loan under the Paycheck Protection Program, or the PPP Loan. The Paycheck Protection Program, or PPP, was established under CARES Act and is administered by the U.S. Small Business Administration. On April 10, 2020, the PPP loan was approved and funded. We entered into a promissory note with JP Morgan Chase evidencing the unsecured $5.2 million loan. The promissory note has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs.

Other than as outlined above, we do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

Products

Each of our medical device systems consist of a proprietary console and handpiece that function to convert electrical current into ultrasonic energy, ultimately delivered via a disposable titanium tip, to produce a therapeutic effect.

Nexus®

Nexus is a next-generation integrated ultrasonic surgical platform that combines all the features of our existing solutions, including BoneScalpel, SonicOne and SonaStar, into a single fully integrated platform that will also serve to power future solutions. The Nexus platform is driven by a new proprietary digital algorithm that results in more power, efficiency, and control. The device incorporates Smart Technology that allows for easier setup and use.

Nexus’ increased power improves tissue resection rates for both soft and hard tissue removal making it a unique surgical platform for a variety of different surgical specialties.  In addition, Nexus’ ease of use enables physicians to fully leverage Nexus’ impressive set of capabilities via its digital touchscreen display and smart system setup. Our current ultrasonic applications; BoneScalpel, SonaStar and SonicOne all work on the Nexus generator. This allows a hospital to access all of our product offerings on this all in one console. Nexus received FDA 510(k) clearance in June 2019 and received its CE mark approval in July 2019 for sale in Europe. We have begun selling Nexus in the United States.

BoneScalpel®

The BoneScalpel is a state of the art, ultrasonic bone cutting and sculpting system capable of enabling precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its unique ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. We believe BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting and sculpting and removal, leading to substantial time-savings and increased operation efficiencies.

SonaStar®

The SonaStar System provides powerful and precise aspiration following the ultrasonic ablation of hard or soft tissue. The SonaStar has been used for a wide variety of surgical procedures applying both open and minimally invasive approaches, including neurosurgery and liver surgery. The SonaStar may also be used with OsteoSculpt® probe tips, which enable the precise shaping or shaving of bony structures that prevent open access to partially or completely hidden soft tissue masses.

SonicOne®

The SonicOne Ultrasonic Cleansing and Debridement System is a highly innovative, tissue specific approach for the effective removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue specific capability is, in part, due to the fact that healthy and viable tissue structures have a higher elasticity and flexibility than necrotic tissue and are more resistant to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment and, usually, a reduced pain sensation. We believe SonicOne establishes a new standard in wound bed preparation, the essential first step in the healing process, while contributing to a faster patient healing.

TheraSkin®

TheraSkin is a biologically active human skin allograft that has all of the relevant characteristics of human skin, including living cells, growth factors, and a collagen matrix, needed to heal wounds. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is regulated by the FDA as a Human Cells, Tissues, and Cellular and Tissue-Based Product. LifeNet processes and supplies TheraSkin to us under a supply and distribution agreement that gives us exclusive rights to sell TheraSkin in the United States. TheraSkin is indicated for use on all external skin tissue wounds, including but not limited to difficult to heal diabetic foot ulcers, venous leg ulcers, dehisced surgical wounds, necrotizing fasciitis, burns, Mohs and wounds with exposed structures.

Therion®

Therion is indicated for use as a cover and barrier for homologous use for wound care and surgical procedures. Therion is a dehydrated and terminally sterilized chorioamniotic allograft derived from human placental membrane and is regulated by the FDA as a Human Cells, Tissues, and Cellular and Tissue-Based Product. CryoLife processes and supplies Therion to us under a supply and distribution agreement that gives us exclusive rights to distribute the product in the United States. CryoLife processes Therion using a proprietary process that removes the maternal-derived decidua cells from the placental membrane, leaving the amnion and chorion layers in their native configuration.

High Intensity Focused Ultrasound Technology

In May 2010, we sold our rights to our former high intensity focused ultrasound technology to SonaCare Medical, LLC, or SonaCare. We may receive up to approximately $5.8 million in payment for the sale. SonaCare is required to pay us 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until we have received payments of $3.0 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Through June 30, 2020 we received cumulative payments of approximately $2.5 million. Currently, SonaCare is in default of its royalty payment due June 30, 2020 and 2019. Although we are in discussions with SonaCare regarding this default, there can be no assurance that the payments will be received on a timely basis or at all. Due to this default, we have not recorded any income relating to these payments due on our Consolidated Statement of Operations.

Customers

For the fiscal year ended June 30, 2020, there were no customers whose sales accounted for more than 10% of our revenues. For the fiscal year ended June 30, 2019, one customer, Zhong Mei Medical Limited, accounted for 11.5% of our revenue.

Research & Development

As of June 30, 2020, our research and development organization consisted of a staff of 11 employees including engineers and technical and support personnel. Our in-house technical expertise includes mechanical engineering, acoustics, electrical engineering, software development and product design. The research and development group focuses principally on developing new products and supporting existing products. During fiscal 2019 we were developing our Nexus next generation surgical platform, including seeking regulatory approval from the U.S. Food and Drug Administration, or the FDA. Nexus received FDA 510(k) clearance for sale in the United States in June 2019 and received its CE mark approval for sale in Europe in July 2019.

During fiscal 2020 and 2019, we incurred R&D expenses of $4.9 million and $4.5 million, or 7.9% and 11.5% of revenue, respectively.

Revenue by Region

We receive revenues from various regions throughout the world, including the United States, the United Kingdom, the European Economic Area, Asia and Asia Pacific, and South America. Our sales made in the United States are made primarily through our direct sales force and some distributors. Our sales outside the United States are made through distributors. The following is an analysis of our revenue from continuing operations by geographic region:

	For the year ended June 30,
	2020	2019	Net Change
Domestic	$48,552,953	$22,975,708	111.3%
International	13,930,698	15,872,783	-12.2%
Total	$62,483,651	$38,848,491	60.8%

Our international sales include a concentration in China, aggregating to $3.1 million and $4.6 million for fiscal 2020 and 2019, respectively. Sales in China were significantly impacted by COVID-19 during the fiscal year ended June 30, 2020, contributing $1.5 million of the $1.9 million decrease in international sales.

Manufacturing and Supply

We largely manufacture and assemble our medical device products at our production facility located in Farmingdale, New York. Our products include components manufactured by other companies in the United States. We are dependent for some of the components used within our medical device products upon some single source suppliers and have worked to develop multi-sourced suppliers. We do not have long-term supply agreements. We may encounter difficulty in obtaining materials, supplies and components adequate for our anticipated short-term needs.

Competition

Competition in the medical device products industry is rigorous. We believe that the principal competitive factors in our markets are product features, value-added solutions, reliability, clinical evidence, reimbursement coverage, and price. Customer support, reputation, and efficient distribution are also important factors. The speed with which we can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of our products to the market are therefore important competitive factors. We compete with many companies having more significant capital resources, larger research laboratories and more extensive distribution systems than we do. Some of our major competitors are Medtronic, Johnson & Johnson, Integra Life Sciences, Inc., Söering, Stryker Corporation, Smith & Nephew, for our Surgical segment, and MiMedx, Smith & Nephew, Integra Life Sciences and Organogenesis for our Wound segment.

Regulatory Requirements

Our products are subject to extensive regulation particularly as to safety, efficacy, and adherence to FDA Quality System Regulations, or QSR, and related manufacturing standards. Medical device products are also subject to other governmental agency regulations of foreign agencies abroad.

United States

The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping of medical devices in order to ensure that those sold in the United States are safe and effective for their intended use. Non-compliance with applicable requirements can result in import detentions, fines, civil and administrative penalties, injunctions, suspension or loss of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

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

As a medical device manufacturer, our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practice, or cGMP, requirements, as set forth in the QSR, which require manufacturers, including our third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions.

We must also comply with post-market surveillance regulations, including medical device reporting, or MDR, requirements, which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.

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

EEA

In the European Economic Area, (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), or EEA, manufacturers of medical devices need to comply with the Essential Requirements laid out in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA.

The UK is currently in a transition period following the No-Deal Brexit, which ends on December 31, 2020. During this period UK medical device regulations will remain aligned with the EU Medical Device Directive. There are no final regulations on how the UK will assess, register or license medical devices after the transition period ends. Guidance issued outlines a registration process where a manufacturer will contract a UK Responsible Person to assess the quality system in a similar manner to the EU MDD Notified Body. Compliance with developing UK regulations and a verification of compliance by the UK Responsible Person will be a requirement for products to be marketed or sold in the UK. Misonix continues to monitor the developing regulatory environment in the UK closely.

All manufacturers placing medical devices into the market in the EEA must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the Member States of the EEA, and manufacturers are Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to the FDA Quality System Regulation, or QSR, and related manufacturing standards. Medical device products are also subject to other governmental agency regulations in the United States and similar regulations of foreign agencies abroad.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable (i.e., without the need for adoption of EEA member State laws implementing them) in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation. The effective date of the Medical Devices Regulation has been extended to May 26, 2021 as a result of the COVID-19 Pandemic. Products on the market prior to May 26, 2021 can continue to be placed on the market until May 26, 2025, after which they must comply with the MDR. New products placed on the market after May 26, 2021 must comply with the MDR.

Other Regulatory Bodies

Our devices are sold in multiple other countries and often need to be registered with local regulatory bodies such as the National Medical Products Administration in China (NMPA), Health Canada (HC), the Therapeutic Goods Administration (TGA) in Australia, and the Agência Nacional de Vigilância Sanitária (ANVISA) in Brazil.

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

ISO Standards

We also operate and maintain a Quality Management System that complies with the requirements of International Standards ISO 13485: 2016 Medical Devices – Quality Management Systems, including US FDA Title 21 CFR Part 820 Quality System Regulation. This system encompasses the principles of enhancing customer satisfaction through the effective application of processes for control, monitoring, and continual improvement, which is designed to ensure that we consistently meet or exceed customer expectations and applicable statutory/regulatory requirements.

Trademarks, Patents, and Copyrights

Patents, trademarks and other intangible proprietary rights are material to our business and our ability to compete effectively with other companies. We also rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and overseas for patentable subject matter in our products and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.

We currently own 65 U.S. patents and 60 foreign patents. In addition, we have 18 pending U.S. patent applications and 71 pending foreign patent applications. Patents relating to our Nexus product are scheduled to expire in 2028. Other patents that we consider important to our business will expire from 2025 to 2036, although we do not currently believe that the expiration of other patents will have a material effect on our business.

We also hold over 13 trademarks protecting the Misonix name and our product names.

We will continue to seek patent, trademark, and copyright protection as we deem advisable to protect the markets for our products and to support our research and development efforts.

Third Party Coverage and Reimbursement

Healthcare providers that purchase medical devices generally rely on third-party payors, including, in the U.S., the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes, as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services have the potential to significantly affect our operations and revenue.

Backlog

As of June 30, 2020, our backlog (firm orders that have not yet been shipped) was approximately $300,000 as compared to $900,000 as of June 30, 2019. We ship most of our products on a just-in-time basis, which generally results in low levels of backlog.

Employees

As of June 30, 2020, we employed a total of 254 full-time employees. We consider our relationship with our employees to be good.

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

Item 1A Risk Factors

In addition to the other information contained in this Annual Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, and results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, and results of operations. The following list sets forth many, but not all, of the factors that could affect our ability to achieve results discussed in any forward-looking statement. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

Risks Related to Our Business

Our business and operations could be adversely affected by health epidemics, such as the recent COVID-19 pandemic, which is materially impacting the markets and communities in which we and our customers operate.

We face various risks related to health epidemics, pandemics and similar outbreaks, such as the recent global outbreak of COVID-19. The COVID-19 global pandemic has negatively affected the global economy, disrupted medical spending and created significant volatility and disruption of financial markets. As a result, we experienced a significant decline in revenue during March 2020. We expect the COVID-19 global pandemic to continue to have a material adverse effect on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative affect it may have on global and regional economies and economic activity; changes in customers and consumer behavior, including cancellations of elective surgical procedures; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.

As a result of the COVID-19 global pandemic, we have experienced a disruption in our supply chain and a decrease in sales due to a decrease in elective surgical procedures. Our products are sensitive to reductions in deferrable and emergent medical procedures, and, as hospital systems prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, certain medical procedures have been suspended or postponed in many of the markets where our products are marketed and sold, which has caused a reduction in sales of these products.

In addition, the COVID-19 outbreak has caused hospitals to restrict access to non-essential personnel, including family and friends of infected patients. As a result, our sales force is not able to access a significant portion of the market to generate new sales orders. COVID-19 could also adversely impact our ability to retain key employees and the continued service and availability of skilled personnel necessary to run our operations, including our executive officers and other members of our management team, as well as the ability of our third-party suppliers, manufacturers and distributors to retain their key employees. To the extent our management or other personnel are impacted in significant numbers by COVID-19 and are not available to perform their job duties, we could experience delays in, or the suspension of, our operations and other important commercial functions.

We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We are continuing to monitor the situation and assess possible implications to our business and our stakeholders and plan to take appropriate actions to mitigate adverse consequences. We cannot assure that we will be successful in any such mitigation efforts. The extent and duration of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. Many regions, including those that had experienced declines in infection rates, are now seeing increased infections and deaths resulting from COVID-19. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or its overall impact on our business. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse effects on our business as a result of any economic recession or depression that has occurred or may occur in the future. The effects of COVID-19 has also affected financial markets and corporate credit markets, which could adversely affect our ability to access financing on acceptable terms, or at all. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described below.

The COVID-19 global pandemic has disrupted our operations and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with certain covenants in our debt facilities.

Under the terms of certain of our debt facilities with an aggregate outstanding principal amount of approximately $44 million of indebtedness as of June 30, 2020, we are required to comply with covenants, such as maintaining minimum revenue and EBITDA levels. As a result of the COVID-19 global pandemic, our business operations have been disrupted and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with certain of those covenants.

There can be no assurance that we would be able to obtain additional waivers from the lenders under these facilities if we are unable to comply with covenants in a timely manner, on acceptable terms or at all. If we are not able to obtain a covenant waiver under any one or more of our debt facilities, we will be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we are unable to obtain a covenant waiver in the future under any one or more of these debt facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.

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

With respect to each of these debt facilities, if we cannot obtain a waiver or refinance or repay such debt facilities, we would be in default under such facilities, which could lead to an acceleration of the indebtedness under such debt facilities. In turn, this could lead to an event of default and potential acceleration of amounts due under all of our outstanding debt. As a result, the failure to obtain the covenant waivers described above would have a material adverse effect on our business.

Risks Related to Our Business

We have a recent history of net losses.

We have experienced losses from continuing operations during the last four fiscal years. The loss from continuing operations before income taxes was approximately $22 million for the 2020 fiscal year, and the accumulated deficit was approximately $39.3 million as of June 30, 2020. Our losses from continuing operations were further adversely impacted due to the COVID global pandemic. As a result of the pandemic, we experienced a significant decline in revenue since March 2020. There can be no assurance that we will be able to return to operating profitability in the near-term or at all. As of June 30, 2020, we had a cash balance of approximately $38.0 million. Although we believe this amount is sufficient to finance our operations for at least the next 12 months, there can be no assurance that this will provide sufficient liquidity for longer-term operations or initiatives. Our cash flows may be affected by a number of factors, including changing market conditions, market acceptance of our new and existing products, and the loss of one or more key customers. There can be no assurance that we will be successful in raising additional capital if the need arises. The failure to raise any necessary additional capital on acceptable terms, or at all, may have a material adverse effect on our future business and results of operations.

We will require a significant amount of cash to service our current indebtedness and any future indebtedness that we incur. This cash may not be readily available to us.

Our ability to make payments on, or repay or refinance, our indebtedness and fund planned capital expenditures will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot be certain we will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay any indebtedness or to fund our other liquidity needs.

We are subject to extensive medical device regulation, that may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

Our medical devices, wound products, and our business activities are subject to rigorous regulation, including by the FDA, the DOJ and numerous other federal, state and foreign governmental authorities. Certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. Any failure to comply with these legal and regulatory requirements could negatively affect our business.

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

The medical device and wound healing product markets are is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies and other providers of human allografts and skin substitutes, most of which have greater financial and marketing resources than we do.

Additionally, the medical device product market is characterized by extensive research and development and rapid technological change. Developments by other companies of new or improved products, processes or technology may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. In some cases, companies may attempt to copy our designs illegally. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technology and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products. Failure to develop new products or enhance existing products could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to protect our intellectual property rights effectively.

Patents, trademarks and other intangible proprietary rights are and will be essential to our business and our ability to compete effectively with other companies. We will also rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and overseas for patentable subject matter of our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We also operate in an industry that is susceptible to significant intellectual property litigation and it has been common for companies in the medical device field to challenge aggressively the patent rights of other companies in order to prevent the marketing of new devices. Intellectual property litigation is expensive, complex, and lengthy and its outcome is difficult to predict. Future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel.

In addition, we may have to take legal action in the future to protect our patents, trade secrets, or know-how or to assert our intellectual property rights against claimed infringement by others. Any such legal action could be costly and time consuming to us. and no assurances can be made that any lawsuit will be successful.

The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial condition, and results of operations. In the event that our right to market any of our products is successfully challenged, or if we fail to obtain a required license or are unable to design around a patent, our business, financial condition, and results of operations could be materially adversely affected.

eSecurity breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain applications and data utilizing on-site and off-site systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information.

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

Future product liability claims, and other litigation may adversely affect our business, reputation, and ability to attract and retain customers.

The design, manufacture, and marketing of our medical device products and human skin allografts entail an inherent risk of product liability claims. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more of our products or a safety alert relating to one or more of our products. Product liability claims may be brought by individuals or by groups seeking to represent a class.

Anyone or any company can bring an action against Misonix, including private securities litigation and shareholder derivative suits, and adverse litigation results could affect our business.

Our judicial system allows anyone, including shareholders, to bring a claim against us and force us to defend our company, even if the claim is baseless. The defense may or may not be covered by our insurance, the result of which could ultimately create a burden on us dependent upon the outcome.

Litigation can be lengthy, expensive, and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our financial condition or results of operations.

The medical device industry is characterized by extensive litigation and, from time to time, we are the subject of various claims. Regardless of outcome, such claims are expensive to defend and divert management and operating personnel from other business issues. A successful claim or claims against us could result in payment of significant monetary damages and/or injunctive relief. As an example, on March 23, 2017, our former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Eastern District of New York, alleging that we improperly terminated our contract with the former distributor. We believe that we have various legal and factual defenses to the allegations in the complaint and intend to defend the action vigorously. Fact discovery in the case is ongoing, and there is no trial date currently set.

Violation of anti-corruption laws could subject us to significant penalties, which could materially and adversely affect our business and liquidity.

We are required to comply with the Foreign Corrupt Practices Act, or FCPA, and similar anti-corruption laws in other jurisdictions around the world where we do business. Compliance with these laws has been subject to increasing focus and activity by regulatory authorities in recent years.

With the assistance of outside counsel, beginning in 2016 we conducted a voluntary investigation into the business practices of the independent Chinese entity that previously distributed our products in China and our knowledge of those business practices, which may have had implications under the FCPA, as well as into various internal control issues identified during the investigation. We did not identify any information through the investigation or otherwise that suggests that our previously reported consolidated financial statements are incorrect. On September 27, 2016 and September 28, 2016, we voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues. Thereafter, we provided documents and information to, and cooperated fully with, the SEC and the DOJ, in their investigations of these matters.

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

Consolidation in the healthcare industry could lead to demands for price concessions or our exclusion as a supplier from certain of our significant market segments.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators, and third-party payers to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition, exert further downward pressure on the prices of our products and may adversely affect our business, financial condition or results of operations.

We may experience disruption in supply due to our dependence on our suppliers to continue to ship product requirements and our inability to obtain suppliers of certain components for our products.

Our suppliers may encounter problems during manufacturing due to a variety of reasons, including poor business practices, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages, or environmental factors. In addition, we purchase both raw materials used in most products and finished goods from various suppliers and may have to rely on a single source supplier for certain components of our products where there are no alternatives are available, such as for our product TheraSkin. Although we anticipate that we have adequate sources of supply and/or inventory of these components to handle our production needs for the foreseeable future, if we are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find suppliers at an acceptable cost, then the manufacture of our products may be disrupted, which could increase our costs and have a material adverse effect on our business. For example, in fiscal 2020, we experienced certain supply chain disruptions due to suppliers not being able to keep pace with our demand for materials and product due to the COVID-19 pandemic. These disruptions caused us to not be able to ship certain customer orders on time, creating a sales backlog that was higher than normal.

In addition, our suppliers, contract manufacturers and distributors, and other third parties we contract with are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with applicable regulations and other governmental regulations and corresponding foreign standards. We do not control compliance with these regulations and standards by our suppliers, contract manufacturers, distributors and other third parties with which it contracts. They might not be able to comply with these regulatory requirements. If they fail to comply with applicable regulations, the FDA or other regulatory authorities could issue orders of suspension, recall, destruction or cessation of manufacturing, or impose sanctions on us, including fines, injunctions, civil penalties, denial of any required marketing approval, delays, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operating restrictions and criminal prosecutions. For example, the FDA could stop or delay approval of production of products if LifeNet’s manufacturing facilities do not comply with applicable manufacturing requirements. Any of these actions could significantly and adversely affect the supply and distribution of our products and could have a material adverse effect on our business, financial condition and results of operations.

If we fail to manage any expansion or acquisition, our business could be impaired.

We may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to integrate these into our business effectively and any such acquisition could bring additional risks, exposures, and challenges to our business. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products, or companies, such use may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products, or companies, our stockholders may experience substantial dilution. If we fail to manage any expansions or acquisition, our business could be impaired.

We completed our acquisition of Solsys Medical, LLC in September 2019, which resulted in a significant increase in our revenues, the addition of additional products and additions to our executive management team. Our future success will depend, in part, upon our ability to manage our expanded business, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If we are not able to continue the combination of Misonix and Solsys in an efficient and effective manner, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon on our business, financial condition, or results of operations.

Our agreements and contracts entered into with partners and other third parties may not be successful.

We signed in the past and may pursue in the future agreements and contracts with third parties to assist in our marketing, manufacturing, selling, and distribution efforts. These agreements are made on a case-by-case basis after analyzing potential impact and benefit to our business. While we have entered into such agreements and contracts in the past, and may pursue such agreements and contracts in the future, the performance of our partners and third parties cannot be guaranteed. We cannot assure that any agreements or contracts entered into will be successful.

The fluctuation of our quarterly results may adversely affect the trading price of our common stock.

Our revenues and results of operations have in the past varied, and likely will in the future vary, from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Reliance should not be made on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors focused on our performance. In this event, the price of our common stock may fall.

We may not be able to attract and retain additional key management, sales and marketing and technical personnel, or we may lose existing key management, sales and marketing or technical personnel, which may delay our development and marketing efforts.

We depend on a number of key management, sales and marketing, and technical personnel. The loss of the services of one or more key employees could delay the achievement of our development and marketing objectives. Our success will also depend on our ability to attract and retain additional highly qualified management, sales and marketing and technical personnel to meet our growth goals. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we do not know whether we will be able to attract and retain such personnel.

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

Item 1B Unresolved Staff Comments

None.

Item 2 Properties

Our headquarters and primary manufacturing facility is located at 1938 New Highway, Farmingdale, New York. This location houses our corporate functions, as well as the manufacturing of the Surgical operating segment products and to a lesser extent, some products in our Wound segment. We lease approximately 34,400 square feet of this property pursuant to a lease expiring on March 31, 2021. Under the lease, we pay rent of approximately $29,000 a month, which includes a pro rata share of real estate taxes, water, sewer and other charges which are assessed on the leased premises or the land upon which the leased premises is situated.

We also occupy approximately 12,735 square feet of an office building at 600 Thimble Shoals Boulevard, Newport News, Virginia, which primarily houses functions relating to our Wound segment. Monthly rent, which does not include our share of common expenses, utilities, and taxes, is approximately $18,000 per month, with a 3% annual increase. The lease expires in December 2024 with two renewal option terms of three years each.

We believe that the leased facilities are adequate for our present needs.

Item 3 Legal Proceedings

FCPA Investigation

With the assistance of outside counsel, beginning in 2016 we conducted a voluntary investigation into the business practices of the independent Chinese entity that previously distributed our products in China and our knowledge of those business practices, which may have had implications under the FCPA, as well as into various internal control issues identified during the investigation. We did not identify any information through the investigation or otherwise that suggests that our previously reported consolidated financial statements are incorrect. On September 27, 2016 and September 28, 2016, we voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues. Thereafter, we provided documents and information to, and cooperated fully with, the SEC and the DOJ in their investigations of these matters.

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

Former Litigation with Chinese Distributor

On March 23, 2017, our former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that we improperly terminated our contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted our motion to dismiss each of the tort claims asserted against us, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. We believe that we have various legal and factual defenses to the allegations in the complaint and intend to defend the action vigorously. Fact discovery in the case is ongoing, and there is no trial date currently set.

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

Item 4 Mine Safety Disclosures

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “MSON”.

As of June 30, 2020, we had 17,369,435 shares of common stock outstanding and 726 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

We have not paid any cash dividends since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Item 6 Selected Financial Data

Not applicable.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through an agreement with CryoLife, we market and sell Therion in the United States. Therion is a skin allograft derived from human placental membrane and is indicated for use as a cover and barrier for homologous use for wound care and surgical procedures.

We strive to help proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. We intend to accomplish this, in part, by utilizing our best in class surgical ultrasonic technology to change patient outcomes in spinal surgery, neurosurgery and wound care. Our Nexus generator, which received U.S. Food and Drug Administration, or FDA, marketing clearance in June 2019 and CE mark clearance in July 2019 combines the capabilities of our three legacy ultrasonic products, namely BoneScalpel® Surgical System, SonaStar® Surgical Aspirator, and SonicOne® Wound Cleansing and Debridement System, into a single system that can be used to perform soft and hard tissue resections.

In the United States, we sell our products through our direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, we generally sell to distributors who then resell the products to hospitals. Our sales force operates as two groups, Surgical (neurosurgery and spinal surgery) and Wound Care. We sell to all major markets in the Americas, Europe, Middle East, Asia Pacific, and Africa. We operate with two business segments.

Acquisition of Solsys Medical, LLC

On September 27, 2019, we completed our acquisition of Solsys, a medical technology company focused on the regeneration and healing of soft-tissue associated with chronic wounds and surgical procedures. Solsys’ primary product is TheraSkin, a living cell wound therapy indicated to treat all external wounds from head-to-toe. The purchase price was approximately $108.6 million, representing 5,703,082 shares of Misonix common stock, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition were $4.5 million. Of these transaction costs, $3.1 million were charged to general and administrative expenses on the Consolidated Statement of Operations. and $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction. The results of operations of Solsys are included in our Consolidated Statement of Operations beginning on September 27, 2019.

Impact of COVID-19 Pandemic

In March of 2020, the World Health Organization designated the novel coronavirus disease (COVID-19) as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to affect our consolidated operating results negatively. Principally beginning in March 2020, year-over-year consolidated revenue trends began to rapidly and materially weaken. We expect consolidated revenue to continue to be impacted negatively and materially in fiscal 2021 and for negative impacts to continue until COVID-19 and related economic conditions improve.

As these events developed, we executed on our business continuity plans and our crisis management response to address the challenges related to the COVID-19 pandemic. Since March, our headquarters remained open; however, most of our employees have been working from home, with only certain essential employees not working remotely. For employees who are not working remotely, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those sites, and undertaken other actions to make these sites safer. We have also substantially eliminated employee travel to only essential business needs. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has adversely affected our internal controls, financial reporting systems or our operations.

Our sales teams are focused on how to meet changing needs of our customers in this environment.

As a result of the COVID-19 pandemic, we have experienced a disruption to our global supply chain of our products and a decrease in sales due to a decrease in elective surgical procedures. The ultimate effect of these disruptions, including the extent of their adverse effect on our financial and operational results, will be impacted by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that might be imposed in response to the pandemic.

Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. In addition, our customers may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as COVID-19 reached a global pandemic level in March through June 2020, we experienced a significant decline in procedure volume in the U.S., as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and other public health bodies have recommended at times delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our product.

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on our long-term business as hospitals and surgical centers curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could further significantly affect our sales and our ability to ship our products and supply our customers in a negative manner. Any of these events could negatively affect the number of surgical procedures performed using our products and have a material adverse effect on our business, financial condition, results of operations, or cash flows. The COVID-19 impact on the capital markets could reduce our ability and increase our cost to borrow under financing arrangements. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term. As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We implemented a hiring freeze, a temporary reduction of base salaries for all staff with a title of director and above, implemented a reduction in personnel and significantly limited the addition of third party contracted services, limited all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered.

We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including its effect on our customers, employees, suppliers, business partners and distribution channels. The extent to which the COVID-19 global pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse effects on our financial condition and results of operations. The duration and severity of the resulting economic downturn and the broader effect that COVID-19 could have on our business, financial condition and operating results, remains highly uncertain.

For more information, see “Item 1. Business- Impact of Covid-19 Pandemic” and “Item 1A. Risk Factors.

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

Fiscal years ended June 30, 2020 and 2019

Our revenues by segment for the two years ended June 30, 2020 are as follows:

	For the years ended
	June 30,		Net change
	2020	2019	$	%
Total
Surgical	$34,457,631	$33,415,333	$1,042,298	3.1%
Wound	28,026,020	5,433,158	22,592,862	415.8%
Total	$62,483,651	$38,848,491	$23,635,160	60.8%

Domestic:
Surgical	$20,874,419	$18,048,956	$2,825,463	15.7%
Wound	27,678,534	4,926,752	22,751,782	461.8%
Total	$48,552,953	$22,975,708	$25,577,245	111.3%

International:
Surgical	$13,583,212	$15,366,377	$(1,783,165)	-11.6%
Wound	347,486	506,406	(158,920)	-31.4%
Total	$13,930,698	$15,872,783	$(1,942,085)	-12.2%

Revenues

Revenues increased 60.8% or $23.6 million to $62.5 million in fiscal 2020 from $38.8 million in fiscal 2019.

The revenue increase is principally attributable to the addition of $22.8 million of domestic wound product sales of TheraSkin resulting from the Solsys acquisition, with no TheraSkin revenue in the prior year. Domestic surgical revenue increased 15.7% based on strength from our new product, Nexus, and offset by the impacts of the COVID-19 virus.

International revenue, which is principally from the Surgical segment, decreased 12.2% in part due to the weakness resulting from the COVID-19 virus, which affected international markets in the third and fourth quarters of fiscal 2020. Revenue from both domestic and international operations from June 30, 2020 through the date of this filing have continued to be affected negatively in different regions of the United States and around the world, as hospitals have cancelled elective surgical procedures due to COVID-19. We are not currently able to predict when this trend will reverse.

Gross profit

The gross profit percentage on product sales was 70.0% in fiscal 2020, compared with 70.2% in fiscal 2019. The gross profit margin on TheraSkin sales is about the same as our legacy products.

Selling expenses

Selling expenses increased by $21.8 million, or 119.3% to $40.2 million in fiscal 2020 from $18.3 million in fiscal 2019. The increase is primarily due to our acquisition of Solsys on September 27, 2019. Additional factors impacting selling expenses include higher compensation costs, consulting, Nexus product launch costs, travel related expenses resulting from the continued build out of our direct sales force, increased freight expense on higher sales, and additional bad debt expense of $2.5 million, principally relating to the Company’s accounts receivable from China, offset by lower commissions to distributors resulting from the transition of accounts from distributors to the direct sales force. Selling expenses were lower in our fourth quarter as a result of our cost reduction efforts related to the COVID-19 virus.

General and administrative expenses

General and administrative expenses increased $6.1 million to $18.0 million in fiscal 2020 from $11.9 million in fiscal 2019. The increase is primarily due to our acquisition of Solsys on September 27, 2019. In addition, during the second quarter of fiscal 2020, we recorded a $960,000 non-cash reserve relating to a contract asset. This asset relates to future royalty payments from our Chinese distributor of SonaStar, which we believe will be uncollectible.

Research and development expenses

Research and development expenses increased by $0.4 million, or 10% to $4.9 million in fiscal 2020 from $4.5 million in the prior year period. Research and development expenses increased as a result of our acquisition of Solsys on September 27, 2019, offset by a decrease in our Nexus development expenses.

Other expense

Other expense increased to $2.5 million in fiscal 2020 from other income of $0.1 million in fiscal 2019. The increase of $2.6 million is related to interest expense, which is primarily due to new debt facilities relating to our acquisition of Solsys on September 27, 2019.

Income taxes

For the fiscal years ended June 30, 2020 and 2019, we recorded an income tax expense (benefit) of $(4.5) million and $0.029 million, respectively. We purchased Solsys Medical, LLC on September 27, 2019. The acquisition of Solsys resulted in the recognition of deferred tax liabilities of approximately $4.6 million, which related primarily to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its deferred tax assets. The deferred tax liabilities generated from the business combination is netted against the Company’s pre-existing deferred tax assets. Consequently, this resulted in a release of a cumulative $4.5 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

The components of the tax provision are as follows:

	Year ended June 30,
	2020	2019
Tax at federal statutory rates	$(4,600,276)	$(1,541,883)
State income taxes, net of federal benefit	(482,344)	22,552
Research credit	(112,468)	(186,761)
Permanent differences	145,107	61,039
Transaction Costs	120,401	293,256
Long-term Contracts	-	201,600
Valuation allowance	5,006,509	1,194,917
Solsys acquisition	(4,575,507)
Other		(16,173)

	$(4,498,578)	$28,547

Liquidity and Capital Resources

General

Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	our ability to generate revenue, including a potential decline in revenue resulting from COVID-19;
●	fluctuations in gross margins, operating expenses and net loss; and
●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of our sales, marketing and distribution activities;
●	expansion of our research and development activities; and
●	maintaining sufficient inventory to supply our sales volume.

Fiscal 2020

Working capital at June 30, 2020 was $47.4 million. For fiscal 2020, cash used in operations was $26.7 million, mainly due to our net loss of $17.4 million, an increase in inventory of $10.9 million, an increase in accounts receivable of $1.8 million, and a decrease in accounts payable and accrued expenses of $1.0 million, offset by $4.7 million of non-cash expenses.

Cash provided by investing activities for fiscal 2020 was $5.1 million, primarily consisting of cash provided by the acquisition of Solsys of $5.5 million, offset by the purchase of property, plant and equipment of $0.3 million and cash outflows from filing for additional patents of $0.1 million.

Cash provided by financing activities was $51.7 million for fiscal 2020, primarily consisting of net cash of $32 million from an offering of our equity securities, $1.4 million of transaction fees relating to the Solsys acquisition, and net long-term debt borrowings of $19.8 million, in addition to $1.2 million in proceeds received from the exercise of stock options.

As of June 30, 2020, we had a cash balance of approximately $38 million. The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and created significant volatility and disruption of financial markets. As a result, we experienced a significant decline in revenue since March 2020 and the pandemic has made it more challenging for management to estimate future performance of our businesses and liquidity needs, particularly over the near to medium term. However, management currently believes that we have sufficient cash to finance operations for at least the next 12 months following the issuance date of the consolidated financial statements included herein.

Fiscal 2019

As of June 30, 2019, the Company had a cash balance of approximately $7.8 million.

Working capital at June 30, 2019 was $13.5 million. For fiscal 2019, cash used in operations was $3.7 million, mainly due to the Company’s net loss of $7.4 million and an increase in inventory of $3.2 million, offset by an increase in accounts payable and accrued expenses of $3.1 million, and $4.0 million of non-cash expenses.

Cash used in investing activities was $0.8 million, primarily consisting of the purchase of property, plant and equipment along with filing for additional patents.

Cash provided by financing activities was $1.4 million for fiscal 2019, resulting from the exercise of stock options.

Financing Transactions

In connection with the consummation of our recent Solsys acquisitions and our efforts to strengthen our balance sheet, we undertook several financing transactions in the fiscal year ended June 30, 2020. For a detailed description of these transactions please see the notes to our audited consolidated financial statements included elsewhere herein.

On September 27, 2019, we entered into an amended and restated credit agreement, or (as amended and supplemented from time to time) the SWK Credit Agreement, with SWK Holdings Corporation, or SWK, pursuant to a commitment letter whereby SWK (a) consented to the acquisition of Solsys and (b) agreed to provide financing to us. Through the acquisition of Solsys, we became party to a $20.2 million note payable to SWK. The SWK credit facility originally provided an additional $5.0 million in financing, totaling approximately $25.1 million and a maturity date of June 30, 2023. On December 23, 2019, the parties amended the SWK Credit Agreement to, among other things, provide an additional $5 million of term loans, for total aggregate borrowings of up to approximately $30.1 million. The maturity date of the Amended SWK Credit Agreement remains June 30, 2023. On June 30, the parties amended the SWK Credit Agreement, (as so amended, the “Amended SWK Credit Agreement”) to modify the minimum aggregate revenue and minimum EBITDA financial covenants thereunder. The modified terms under the Amended SWK Credit Agreement reduce the minimum aggregate revenue requirements through December 31, 2021 and reduce the minimum EBITDA requirements through June 30, 2021. As of June 30, 2020, the outstanding principal balance of the term loans under the Amended SWK Credit Agreement is approximately $30.1 million.

Through the acquisition of Solsys, we also became party to a $5.0 million revolving line of credit loan agreement with Silicon Valley Bank, originally effective January 22, 2019, or (as amended and supplemented from time to time) the Prior Solsys Credit Agreement. The line of credit had an original maturity date of January 22, 2021. On December 26, 2019, we entered into a Loan and Security Agreement, or (as amended and supplemented from time to time) the New Loan and Security Agreement, among us and our wholly-owned subsidiaries, Misonix OpCo, Inc. and Solsys, as borrowers, and Silicon Valley Bank. The New Loan and Security Agreement provides for a revolving credit facility, or the New Credit Facility, in an aggregate principal amount of up to $20.0 million, including borrowings and letters of credit. The New Loan and Security Agreement replaces the $5.0 million Prior Solsys Credit Agreement. We did not incur any early termination penalties in connection with the termination of the Prior Solsys Credit Agreement.

On June 30, the parties amended the New Loan and Security Agreement (as so amended, the “Amended SVB Loan Agreement”) to modify the minimum aggregate revenue and minimum EBITDA financial covenants thereunder. The Second SVB Modification reduces the minimum aggregate revenue requirements through December 31, 2021 and reduces the minimum EBITDA requirements through June 30, 2021.

Borrowings under the New Credit Facility were used in part to repay the amount of $3.75 million outstanding under the Prior Solsys Credit Agreement, and the balance may be used by the Company for general corporate purposes and working capital. The New Credit Facility matures on December 26, 2022. As of June 30, 2020, the outstanding principal balance of the New Credit Facility is $8.4 million.

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

On April 5, 2020, we applied for an unsecured $5.2 million loan under the Paycheck Protection Program, or the PPP Loan. The Paycheck Protection Program, or PPP, was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the U.S. Small Business Administration. On April 10, 2020, the PPP loan was approved and funded. We entered into a promissory note with JP Morgan Chase evidencing the unsecured $5.2 million loan. The promissory note has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs.

Commitments

We have commitments under operating leases that we plan to fund from operating sources. At June 30, 2020, our contractual cash obligations and commitments relating to operating leases and other purchase commitments are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Long-term debt	$5,099,744	$38,595,505	$-	$-	$43,695,249
Operating leases	519,174	742,008	115,067	-	1,376,249
Purchase commitments	4,460,083	-	-	-	4,460,083
	$10,079,001	$39,337,513	$115,067	$-	$49,531,581

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to us.

Other

In the opinion of our management, inflation has not had a material effect on our operations.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include net realizable value of inventories, valuation of intangible assets including amortization periods for acquired intangible assets, estimates of projected cash flows and discount rates used to value intangible assets and test goodwill and intangible assets for impairment, computation of valuation allowances recorded against deferred tax assets, and valuation of stock-based compensation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

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

Purchase Price Accounting

The allocation of the purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, accounting guidance requires that goodwill and other indefinite-lived intangible assets be tested at least annually for impairment. If circumstances or events prior to the date of the required annual assessment indicate that, in management’s judgment, it is more likely than not that there has been a reduction of fair value of a reporting unit below its carrying value, the Company performs an impairment analysis at the time of such circumstance or event. Changes in management’s estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.

Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. In connection with the acquisition of Solsys, the Company recorded $106.6 million of Goodwill as of June 30, 2020, $12.7 million of which is expected to be deductible for tax purposes. The Goodwill recognized from the Solsys acquisition represents the excess of the purchase price over aggregate fair value of net assets acquired and is related to the benefits expected as a result of the acquisition, including sales, and a stronger portfolio of Wound solutions that will drive growth in the wound care market. Our Goodwill balance as of each reporting period by segment, includes:

	Surgical	Wound	Total

Balance as of June 30, 2018	$1,701,094	$-	$1,701,094

Goodwill (gross)	-	-	-
Accumulated impairment losses	-	-	-

Balance as of June 30, 2019	$1,701,094	$-	$1,701,094

Acquisition of Solsys	$-	$108,833,165	$108,833,165
Purchase price accounting adjustments		(2,223,909)	(2,223,909)
Goodwill (gross)	1,701,094	106,609,256	108,310,350

Accumulated impairment losses	-	-	-

Balance as of June 30, 2020	$1,701,094	$106,609,256	$108,310,350

Goodwill is not subject to amortization but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. Our assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value and the value of the Company at the measurement date.

We performed our annual impairment test as of March 31 and concluded there was no impairment to goodwill. As of March 31, 2020, the fair value of the Wound and Surgical reporting units exceeded their carrying values by more than 10%. The fair values of the Company’s reporting units were estimated considering both the market approach and the income approach. The Market approach provides an indication of value based on a comparison to recent sales. The income approach is based upon the estimated future income streams associated with each reporting unit. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our businesses, the useful lives over which cash flows will occur and determination of our weighted average cost of capital. If actual results are not consistent with management’s estimate and assumptions, a material impairment charge of Goodwill could occur, which would have a material adverse effect on our consolidated financial statements.

There were no triggering events in the fourth quarter 2020 that would cause the Company to re-evaluate its impairment analysis.

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

Loss Contingencies

We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes, or shareholder actions. We accrue for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, if applicable, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. Our consolidated financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters.

Stock-Based Compensation

We recognize compensation expense associated with the issuance of equity instruments to employees for their services. Based on the type of equity instrument, the fair value is estimated on the date of grant using the Black-Scholes option valuation model, is expensed in the consolidated financial statements over the service period and is recorded in general and administrative expenses. The input assumptions used in determining fair value are the expected life, expected volatility, risk-free rate and expected dividend yield.

On December 15, 2016, we issued 400,000 shares of restricted stock to our Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance, and market conditions. We valued these awards using a Monte Carlo valuation model, which required the use of various estimates in arriving at the valuation of the awards. The valuation included the estimate of the probability of achieving the performance criteria, which included minimum levels of Company stock price and revenue. If the stock price and performance conditions are not met, some or all of these awards will not vest and compensation cost recorded, if any, could be reversed.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all long-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition and classification in the Consolidated Statement of Operations. The Company adopted ASC 842 on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option recognizes a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption instead of the earliest period presented. We adopted the optional ASC 842 transition provisions beginning on July 1, 2019. Accordingly, we will continue to apply Topic 840 prior to July 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. We elected the package of practical expedients for all its leases that commenced before July 1, 2019. We have evaluated our real estate lease, copier leases and generator rental agreements. The adoption of ASC 842 did not materially affect our consolidated balance sheet and had an immaterial impact on our results of operations. Based on our current agreements, upon the adoption of ASC 842 on July 1, 2019, we recorded an operating lease liability of approximately $436,000 and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with our leases. As our leases do not provide an implicit rate, nor is one readily available, we used our incremental borrowing rate of 10.5% based on information available at July 1, 2019 to determine the present value of its future minimum rental payments.

In May 2014, the FASB, issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently updated (“ASU 2014-09”). The purpose of the updated standard is to provide enhancements to the quality and consistency of revenue recognition between companies using U.S. GAAP and International Financial Reporting Standards. The new five-step recognition model introduces the core principle of recognizing revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the promised goods or services, which includes additional footnote disclosures to describe the nature, amount, timing and uncertainty of revenue, certain costs and cash flow arising from customers. As amended, ASU 2014-09 requires us to use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. This standard became effective for us on July 1, 2018 and we adopted the new pronouncement using the modified retrospective method.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on cash and certain items in inventory.

Interest Rate Risk:

We earn interest on cash balances. In light of our existing cash, results of operations and projected borrowing requirements, we do not believe that a 10% change in interest rates would have a significant impact on our consolidated financial position.

Item 8 Financial Statements and Supplementary Data

Our reports from our independent registered public accounting firms and consolidated financial statements listed in the accompanying index are filed as part of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1 below.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by is in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On September 27, 2019, we completed our acquisition of Solsys. We are in the process of evaluating the existing controls and procedures of Solsys and finalizing its integration into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business we have acquired from our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Solsys that are subsumed by internal control over financial reporting.

Management assessed the effectiveness of Misonix, Inc.’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Misonix, Inc. maintained effective internal control over financial reporting as of June 30, 2020.

Remediation of Previous Material Weaknesses in Internal Control Over Financial Reporting

Our annual report on Form 10-K for the fiscal year ended June 30, 2019 and subsequent quarterly reports on Form 10-Q for the fiscal quarter ended September 30, 2019 and December 31, 2019 disclosed and described in detail material weaknesses in internal control with respect to a keypunch error related to an invoice. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As a result, these foregoing prior reports contained conclusions by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures and internal control over financial reporting were not effective, as of the respective dates of such prior reports. As further described in the prior reports, we have implemented a series of remedial actions to address these control deficiencies. We have since successfully completed the testing of these remediated controls and our conclusions with respect to disclosure controls and procedures and internal control at June 30, 2020 are provided above.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness in internal control described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The Company currently has five Directors (the “Board”). Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all Directors and executive officers of the Company as of September 3, 2020:

Name	Age	Principal Occupation	Director Since

Paul LaViolette	62	Director	2019

Michael Koby	47	Director	2019

Thomas M. Patton	56	Director	2015

Gwendolyn A. Watanabe	49	Director	2018

Stavros G. Vizirgianakis	49	Chief Executive Officer and Director	2013

Allan Staley	60	President	-

Joseph P. Dwyer	64	Chief Financial Officer, Treasurer and Secretary	-

Sharon W. Klugewicz	52	Chief Operating Officer	-

Robert S. Ludekcer	52	Senior Vice President of Sales - Surgical	-

Linwood Staub	58	Senior Vice President of Sales - Wound	-

Principal Occupations and Business Experience of Directors and Executive Officers

The following is a brief account of the business experience of the Company’s Directors and executive officers:

Directors

Mr. Paul LaViolette joined SV Health Investors, a leading life sciences growth equity and venture capital firm, in 2009, has served as its Managing Partner since 2014 and is responsible for the investment of SV’s Medtech Convergence Fund. Mr. LaViolette currently serves as Chairman of the Board of a public company, TransEnterix, Inc., a surgical robotics company, serves on the board of directors of Edwards Lifesciences, Inc., a publicly traded medical device company focused on structural heart disease, as well as critical care and surgical monitoring, and continues to serve on the board of directors of several other early and growth stage private medical device companies. Additionally, Mr. LaViolette has served as a director of the Medical Device Manufacturers Association for the past decade and as Vice Chairman of the Innovation Advisory Board for the Partners Health System for the past five years. Prior to joining SV Health Investors, Mr. LaViolette spent nearly three decades building and leading medical device businesses. From 1994 to 2008, Mr. LaViolette served in several roles at Boston Scientific Corporation including President of Cardiology and International, Group President of Cardiovascular and Endosurgery, and Chief Operating Officer. Prior to joining Boston Scientific Corporation, Mr. LaViolette served in general management and commercial leadership roles at C.R. Bard from 1984 to 1993 and at Kendall (Medtronic) from 1980 to 1984. Mr. LaViolette holds an MBA from Boston College and a B.A. in Psychology from Fairfield University. The Board believes Mr. LaViolette’s industry knowledge and executive leadership experience qualify him to serve as a Director.

Mr. Michael Koby co-founded 1315 Capital in 2014 and currently serves as its Founding Partner. Prior to founding 1315 Capital, Mr. Koby was a Managing Director of Palm Ventures, a private-equity focused family office, where Mr. Koby led all healthcare investing from 2010 to 2014. Prior to that, Mr. Koby was an investor at Galen Partners, a healthcare growth equity investment firm, from 1997 to 1999 and from 2004 to 2010. Mr. Koby also served in business development roles with Novoste Corporation and Medtronic, Inc. between 1999 and 2002 and as a healthcare investment banking analyst at Dillon, Read & Co. from 1995 to 1997. Mr. Koby holds an MBA in Healthcare Management from The Wharton School and a B.S. from Cornell University. The Board believes Mr. Koby’s industry knowledge and financial experience and expertise qualify him to serve as a Director and as a financial expert for the Audit Committee.

Mr. Thomas M. Patton has served in various senior leadership roles for companies in the medical device industry for over 20 years. Mr. Patton has served as the Chief Executive Officer, since August 2019, and a member of the board of directors, since July of 2019, of Ximedica, Inc. a privately held contract research and development company. Mr. Patton previously served as President and Chief Executive Officer of CAS Medical Systems, Inc. from 2010 until April 2019, and served on its Board of Directors from August 2010 until April 2019. He also served as the CEO of Wright Medical Group, an orthopedic device company, located in Memphis, Tennessee, and as President of Novametrix Medical Systems, a patient-monitoring company, located in Wallingford, Connecticut. From 2003 to 2010, Mr. Patton acted as an advisor to the healthcare-focused private equity group of Ferrer Freeman & Company and, in that capacity, served as the interim CEO of Informed Medical Communications on a part-time basis in 2006 and 2007. Mr. Patton was a co-founder and CEO of QDx, Inc., a start-up company that developed a platform for hematology diagnostics beginning in 2003 until its sale to Abbott Laboratories. Mr. Patton attended The College of the Holy Cross, where he majored in Economics and Accounting. After graduating magna cum laude from Georgetown University Law Center, Mr. Patton worked at the law firm of Williams & Connolly in Washington, D.C. Thereafter, he joined Wright Medical Group as its General Counsel where he served in various executive roles until being appointed CEO. The Board believes Mr. Patton’s industry knowledge, current and prior experience as a CEO and financial acumen and experience qualify him to serve as a director.

Mr. Stavros G. Vizirgianakis became our Interim Chief Executive Officer in September 2016 and our full-time President and Chief Executive Officer in December 2016. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Ascendis Health. In that capacity, Mr. Vizirgianakis acted as a distributor of the Company’s products. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis also served on the board of Tenaxis Medical and is a strategic investor in and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a degree in commerce from the University of South Africa. The Board believes Mr. Vizirgianakis’ industry knowledge, sales and marketing experience and his international business relationships qualify him to serve as a Director.

Ms. Gwendolyn A. Watanabe has over 25 years of financial and executive management experience in the medical device industry. Ms. Watanabe presently serves as the Vice President, Global Corporate Development and Strategy for Teleflex Incorporated, a publicly traded global provider of medical technology products, reporting to Teleflex’s Chief Executive Officer. She has led the Teleflex Global Corporate Development & Strategy team since 2013, specifically on strategic mergers & acquisitions. She also leads global strategic relationships for Teleflex. From July 2012 to July 2013, Ms. Watanabe served as Vice President of the Hotspur line of business for Teleflex’s Cardiac Care Division. Ms. Watanabe joined Teleflex in July 2012 as a result of Teleflex’s acquisition of Hotspur Technologies, Inc. She served as President and Chief Executive Officer of Hotspur since 2009. Prior to this, she also served as a founding team member at Nellix Endovascular, Bacchus Vascular and AneuRx, all three of which were medical device start-up companies that were acquired. In addition, Gwen has been general partner of three venture funds and other private equity entities. Ms. Watanabe formerly served on the Board of Directors of Hotspur Technologies (acquired by Teleflex), NovaSom (still privately held) and Practice Fusion (acquired by Allscripts). She holds an M.S. in Mechanical Engineering from Stanford University in the Design Division with an emphasis on Biomechanical Design, as well as an MBA from Harvard Business School with a focus on Finance and Marketing. She also holds a B.S. in Mechanical Engineering from Massachusetts Institute of Technology where she simultaneously completed her pre-med requirements. The Board believes Ms. Watanabe’s executive experience, industry knowledge and technical background qualifies her to serve as a director.

Executive Officers who are not Directors

Allan Staley has served at Misonix’s President since September 2019. He co-founded Solsys Medical LLC in 1999 and served as its Chief Executive Officer from May 2015 to September 2019, when we acquired Solsys. From 2007 through May 2015, Mr. Staley served as the President of Solsys and ran its day-to-day operations, including managing reports for sales, marketing, finance, quality and market access. Mr. Staley created Solsys’ business relationship with LifeNet in 2010 to market and distribute TheraSkin and led the reimbursement strategy, and its tactical execution, to secure broad reimbursement coverage for TheraSkin. Prior to 2007, Mr. Staley was a business attorney for 21 years. Mr. Staley received his J.D. from the Marshall-Wythe School of Law at the College of William & Mary and his B.S. from Randolph-Macon College.

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

Linwood “Woody” Staub has served as Misonix’s Senior Vice President of Sales since Misonix acquired Solsys Medical LLC in September 2019. From 2015 to 2019, Mr. Staub served as President and COO of Solsys Medical, LLC. Mr. Staub has 25 years of experience in the medical device industry. Mr. Staub has served as President of CMJ Medical, VP General Manager for the Johnson & Johnson Medical Devices Companies wound management group for Europe, Middle East and Africa, General Manager of the Indigo urology effort in Asia-Pacific, VP Sales and Marketing for the Women’s Health and Urology (old Gynecare) division, and global President for KCI’s V.A.C. division with over $1 billion in sales. As president of CMJ Medical, he headed a sports medicine distributorship with over $50 million in sales and 52 sales representatives across the Mid-Atlantic region. Woody graduated from Randolph Macon College in 1984 with a degree in Economics and has a Fellowship degree from Wharton in Hospital CEO Management.

Executive officers are elected annually by, and serve at the discretion of, the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on our review of the copies of the forms we have received, we believe that all Reporting Persons, complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2020.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers (including our Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. We have made the Code of Ethics available on our website at www.misonix.com.

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

In recommending candidates to the Board for nomination as directors, the Nominating and Governance Committee strives to identify individuals who bring a unique perspective to our leadership and contribute to the overall diversity of our Board. Although the Nominating and Governance Committee has not adopted a specific written diversity policy for nominations, we believe that a diversity of experience, gender, race, ethnicity and age contributes to effective governance for the benefit of our stockholders. In practice, the Nominating and Governance Committee considers such characteristics together with the other qualities considered necessary by the Nominating and Governance Committee, such as requisite judgment, skill, integrity and experience, including experience in industries beyond healthcare. The Nominating and Governance Committee does not assign a particular weight to these individual factors. Rather, the Nominating and Governance Committee looks for a mix of factors that, when considered along with the experience and credentials of the other candidates and existing directors, will provide stockholders with a diverse and experienced Board.

Our Board does not currently prescribe any minimum qualifications for director candidates; however, the Nominating and Governance Committee will take into account a potential candidate’s experience, areas of expertise and other factors relevant to the overall composition of our board of directors.

Our bylaws provide that nominations by stockholders of persons for election to the Board may be made by giving adequate notice to the Corporate Secretary of the Company. The Nominating and Governance Committee of the Board will consider persons properly nominated by stockholders and recommend to the full Board whether any such nominees should be included with the Board’s nominees for election by stockholders. The Nominating and Governance Committee will evaluate properly nominated stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. To be adequate, the nomination notice must set forth certain information specified in our bylaws about each stockholder submitting a nomination and each person being nominated. Our bylaws are available in our SEC filings which can be accessed on our website at www.misonix.com under the “Investors Relations” tab and will be provided to any stockholder upon written request to Misonix, Inc., 1938 New Highway, Farmingdale, New York 11735, Attn: Corporate Secretary. A stockholder is not entitled to have its nominees included in our proxy statement solely as a result of such stockholder’s compliance with the foregoing provisions. If a stockholder does not appear at the annual meeting to present its nomination in person, such nomination will be disregarded (notwithstanding that proxies in respect of such nomination may have been solicited, obtained or delivered).

Audit Committee

The Company has a separately designated standing Audit Committee. The members of the committee are Messrs. Patton, Koby and Ms. Watanabe. Mr. Patton chairs the committee. Each current member of the committee, and each member who served during the 2020 fiscal year, is independent as defined in Rule 10A-3 of the Securities and Exchange Commission and the listing standards of Nasdaq. The Board of Directors has determined that Messrs. Patton and Koby each qualifies as an “audit committee financial expert,” as that term is defined in Regulation S-K of the Securities and Exchange Commission.

Item 11 Executive Compensation

Compensation Discussion and Analysis

As a smaller reporting company, the Company is not required under Item 402 to include a fulsome Compensation Discussion and Analysis; however, the Company has chosen to voluntarily include the following overview of our compensation programs and policies.

Named Executive Officers

The following discussion is focused primarily on the Company’s compensation philosophy, policies and programs as they relate to, and amounts paid or payable to, our executive officers for their services during 2020. Our “named executive officers” or the “NEOs” consist of the following individuals:

Name	Age	Position(s)

Stavros G. Vizirgianakis	49	Chief Executive Officer and Director

Joseph P. Dwyer	64	Chief Financial Officer, Treasurer and Secretary

Allan Staley	60	President

Overview of Compensation Program and Philosophy

Our compensation program is intended to:

●	Attract, motivate, retain and reward employees of outstanding ability;

●	Link changes in employee compensation to individual and corporate performance; and

●	Align employees’ interests with those of the Company’s stockholders.

The ultimate objective of our compensation program is to increase stockholder value. We seek to achieve these objectives with a total compensation approach which takes into account a competitive base salary, bonus pay based on the annual performance of the Company and individual goals and stock option awards.

The Board’s Compensation Committee, which is composed solely of independent directors and is responsible for making decisions regarding the amount and form of compensation paid to our executive officers, has carefully considered the results of prior say-on-pay stockholder votes. Based upon the vote results at the most recent annual stockholders meeting, stockholders appear to be supportive of the Compensation Committee’s approach to the executive compensation program.

Base Salaries

Base salaries paid to executives are intended to attract and retain highly talented individuals. In setting base salaries, individual experience, individual performance, the Company’s performance and job responsibilities during the year are considered. Executive salaries are evaluated against local companies of similar size and nature. The Compensation Committee recently completed an independent study which concluded that Misonix base salaries and bonuses for executives are in the lower 25th percentile compared with its peer-group. The Company’s independent consultant, in connection with the Company, determined the proper peer-group for comparison. The consultant determined the compensation range with respect to base salaries, incentive compensation, and equity compensation for each of the titles of the executive officers. Additionally, the consultant performed a similar analysis with respect to board compensation. During the fiscal year ended June 30, 2020, Messrs. Vizirgianakis and Dwyer each received base salary increases of 3.0% based on performance.

Annual Bonus Plan Compensation

The Compensation Committee of the Board approves annual performance-based compensation. The purpose of the annual bonus compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendations from the Chief Executive Officer, are evaluated and approved by the Compensation Committee for all management employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula and are discretionary. The Chief Executive Officer’s bonus compensation is derived from the recommendation of the Compensation Committee based upon the Chief Executive Officer’s performance and Company performance but is not based on a specific formula and is discretionary. Bonuses earned in fiscal 2020 based on performance were as follows: $0 to Mr. Vizirgianakis, $60,000 to Mr. Dwyer, and $132,547 to Mr. Staley. The amounts of executive bonuses for fiscal year 2020 were determined by the Compensation Committee which placed significant weighting resulting from the performance of, and uncertainty in, our business as a result of the COVID-19 pandemic and as a result, fiscal year 2020 bonuses were not reflective of bonuses executives would typically receive under circumstances that are more typical. Mr. Staley’s bonus for fiscal year 2020 included $118,547 which was principally earned during his employment with Solsys prior to its acquisition by the Misonix.

Equity Incentive Awards

Company executives are eligible to receive stock options (which gives them the right to purchase shares of common stock at a specified price in the future). These grants will vest based upon the passage of time, the achievement of performance metrics, or both. We believe that the use of stock options as the basis for long-term incentive compensation meets our defined compensation strategy and business needs by achieving increased value for stockholders and retaining key employees.

Stock option awards are intended to attract and retain highly talented executives, to provide an opportunity for significant compensation when overall Company performance is reflected in the stock price and to help align executives’ and stockholders’ interests. Stock options are typically granted at the time of hire to key new employees and annually to a broad group of existing key employees, including executive officers. We have adopted a number of equity compensation plans governing the grant of such stock options. All of our equity compensation plans have been approved by our stockholders.

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

Our current standard option vesting schedule for all employees is four years vesting monthly, and our current standard vesting schedule for directors is one year annual.

The number of stock options granted in fiscal 2020 to the named executive officers, and their estimated fair value, were as follows:

Named Executive Officer	Grant Date	Number of Options Granted	Estimated Fair Value of Awards at Grant Date

Stavros G. Vizirgianakis	11/22/2019	20,000	$227,558
	5/14/2020	199,005	$1,036,852
	6/30/2020	50,995	$346,128

Joseph P. Dwyer	11/22/2019	18,000	$204,802
	5/14/2020	52,936	$275,806
	6/30/2020	13,564	$92,066

Allan Staley	5/14/2020	33,035	$172,118
	6/30/2020	8,465	$57,456

The stock options awarded on November 22, 2019, May 14, 2020 and June 30,2020 had exercise prices of $21.41, $9.82 and $13.57, respectively, which were each equal to the closing market price per share of our stock on the date of grant. The November 22, 2019 stock options in the above table provide for vesting at 25% per year on the first four-year anniversary dates of the grant date, with a stated expiration date of ten years after grant. The May 14, 2020 and the June 30, 2020 stock options in the above table provide for four-year vesting on a monthly basis, with a stated expiration date of ten years after grant.

Other Annual Compensation and Benefits

Although direct compensation, in the form of salary, non-equity incentive awards and long-term equity incentive awards provide most of the compensation to each of our executive officers, we also provide for the following items of additional compensation:

●	Retirement savings are provided by a 401(k) plan, in the same manner to all U.S. employees. This plan includes an employer matching contribution of 10% which is intended to encourage employees (including the Chief Executive Officer) to save for retirement;

●	Health, life and disability benefits are offered to our executive officers in the same manner to all of our U.S. employees. We provided additional life insurance, long term care policies and certain transportation expenses for our Chief Executive Officer and each of our executive officers; and

●	Transportation expenses are provided to executive officers, primarily in the form of an automobile allowance.

Summary of Compensation

The table and footnotes below describe the total compensation for fiscal years ended June 30, 2020 and June 30, 2019 earned by the “named executive officers,” which includes the individual who served as our principal executive officer during fiscal 2020, and each of the other two most highly compensated individuals who were serving as executive officers of the Company on June 30, 2020, the last day of the fiscal year.

SUMMARY COMPENSATION TABLE

Name	Fiscal year				All Other
and Principal	Ended			Option	Compen-
Position	June 30,	Salary ($) (1)	Bonus ($)	Awards ($)(2)	sation ($)		Total ($)

Stavros Vizirgianakis	2020	$356,027	$-	$1,610,538	$35,814	(3)	$2,002,379
Chief Executive Officer	2019	$382,000	$163,305	$-	$8,848	(3)	$554,153

Joseph P. Dwyer	2020	$278,078	$60,000	$572,674	$9,530	(4)	$920,282
Chief Financial Officer, Treasurer and Secretary	2019	$292,000	$83,220	$218,924	$8,799	(4)	$602,943

Allan Staley	2020	$192,928	$132,547	$272,068	$800	(5)	$598,343
President

(1)

Amounts reflected in this column for fiscal year 2020 reflect the decrease in base salaries of the named executive officers for May and June 2020 as a cost reduction measure related to the Company’s COVID-19 cost reduction plan. The decrease for Mr. Vizirgianakis was 50% and the decrease for Mr. Dwyer and Mr. Staley was 35%.

(2)	Amounts disclosed in this column represent the grant date fair value of each stock option award granted during the applicable fiscal year calculated in accordance with FASB ASC Topic 718, using the Black-Scholes computation as of the date of grant of the award, excluding the effects of forfeitures. Assumptions used in the calculation of these amounts are included in footnote 7. Stock-based Compensation Plans of the consolidated financial statements.
(3)	Consists of a car allowance, life and long-term care insurance coverage, and fees relating to work visa applications.
(4)	Consists of a car allowance, and life and long-term care insurance coverage.
(5)	Consists of life insurance coverage.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held as of June 30, 2020 by our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR END

	OPTION AWARDS						STOCK AWARDS
	Number of	Number of						Market		Equity	Equity
	Securities	Securities					Number of	Value of		Incentive	Incentive
	Underlying	Underlying					Shares of	Shares of		Plan Awards -	Plan Awards -
	Unexercised	Unexercised		Option	Option	Option	Stock That	Stock That		Number of	Market Value
	Options (#)	Options (#)		Exercise	Issue	Expiration	Have Not	Have Not		Shares That Have Not	of Shares That Have Not
Name	Exercisable	Unexercisable		Price ($)	Date	Date	Not Vested (#)	Vested ($) (5)		Vested (#)	Yet Vested ($) (5)
Stavros G. Vizirgianakis							53,600	$727,352	(1)
										133,000	$1,804,810	(2)
	3,750	-	(3)	$5.81	12/3/2013	12/2/2023
	15,000	-	(3)	$13.20	2/3/2015	2/2/2025
	11,250	-	(3)	$7.20	2/4/2016	2/3/2026
	-	20,000	(3)	$21.41	11/22/2019	11/21/2029
	4,146	194,859	(4)	9.82	5/14/2020	5/13/2030
	-	50,995	(4)	13.57	6/30/2020	6/29/2030

Joseph P. Dwyer
	50,000	50,000	(3)	10.20	8/22/2017	8/21/2027
	6,000	6,000	(3)	10.25	11/1/2017	11/2/2027
	6,250	18,750	(3)	15.90	7/24/2018	7/23/2028
	-	18,000	(3)	21.41	11/22/2019	11/21/2029
	1,103	51,833	(4)	9.82	5/14/2020	5/13/2030
	-	13,564	(4)	13.57	6/30/2020	6/29/2030

Allan Staley
	332	33,035	(4)	9.82	5/14/2020	5/13/2030
	-	8,465	(4)	13.57	6/30/2020	6/29/2030

(1)	Vests in two equal installments annually on September 1, 2020 and September 1, 2021.
(2)	133,000 shares vest if both of the following conditions are satisfied simultaneously: (A) at any time prior to the fifth anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $48,000,000 and (B) the closing price of the Company’s common stock is at least $13.00 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days.
(3)	Options vest equally over 4 years on an annual basis commencing on the date of grant.
(4)	Options vest equally over 4 years on a monthly basis commencing on the date of grant.
(5)	Amounts disclosed in this column represent the closing price per share of our common stock as of June 30, 2020 ($13.57) multiplied by the number of shares underlying the restricted stock awards that had not yet vested or were unearned as of June 30, 2020.

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

Employment Agreements

Vizirgianakis Employment Agreement

On December 15, 2016, we entered into an Employment Agreement (the “Vizirgianakis Agreement”) with Stavros G. Vizirgianakis pursuant to which Mr. Vizirgianakis serves as our full time President and Chief Executive Officer. Mr. Vizirgianakis had been serving on an unpaid basis as our interim Chief Executive Officer since September 2, 2016. Mr. Vizirgianakis continues to serve as a member of our Board of Directors.

Pursuant to the Vizirgianakis Agreement, Mr. Vizirgianakis’ employment is automatically renewed and extended for consecutive one year renewal terms on each September 13, unless either party sends to the other party a notice of nonrenewal at least 90 days prior to the expiration of any then-current renewal term. Mr. Vizirgianakis receives an annual base salary of not less than three hundred sixty thousand dollars ($360,000) per annum, subject to review by our Board at least annually for increase but not for decrease. Mr. Vizirgianakis is also eligible to receive annual bonuses in the discretion of our Board. The Vizirgianakis Agreement also provides for a one-time $10,000 moving allowance and reimbursement of counsel fees relating to visa matters and the negotiation of the Vizirgianakis Agreement. If we terminate Mr. Vizirgianakis’ employment without cause (as defined in the Vizirgianakis Agreement), we provide a notice of non-renewal, or Mr. Vizirgianakis terminates his employment for good reason (as defined in the Vizirgianakis Agreement), Mr. Vizirgianakis will be entitled to receive (i) a lump-sum cash payment from the Company in an amount equal to 1.5 times the annual base salary as is in effect immediately prior to the date of such termination, and (ii) continuation of all employee benefits and fringe benefits to which he was entitled under the Vizirgianakis Agreement immediately prior to such termination of employment for a period of 18 months following the termination of employment. The Vizirgianakis Agreement also contains non-competition and non-solicitation covenants from Mr. Vizirgianakis during the term of employment and for a period of 18 months thereafter.

In conjunction with the execution of the Vizirgianakis Agreement, Mr. Vizirgianakis received grants of an aggregate of 400,000 shares of restricted stock pursuant to the Company’s 2014 Employee Equity Incentive Plan (the “Plan”) as follows: (i) a grant of 134,000 shares vesting in five equal installments on September 1, 2017, 2018, 2019, 2020 and 2021; (ii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the third anniversary of the grant date, the most recent publicly reported trailing 4 fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $35,000,000 and (B) the closing price of our common stock is at least $10.50 per share (subject to adjustment for stock splits, stock dividends and the like) for 10 consecutive trading days (these performance targets have been satisfied); and (iii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the fifth anniversary of the grant date, the most recent publicly reported trailing four fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $48,000,000 and (B) the closing price of our common stock is at least $13.00 per share (subject to adjustment for stock splits, stock dividends and the like) for 10 consecutive trading days (these performance targets have not yet been satisfied). The aforementioned performance grants will vest on a change of control in accordance with the Plan only if the applicable share price threshold is met in such transaction.

Dwyer Employment Agreement

On August 21, 2017, we entered into an Employment Agreement (the “Dwyer Agreement”) with Joseph P. Dwyer pursuant to which Mr. Dwyer serves as the Company’s full time Chief Financial Officer. Mr. Dwyer had been serving as Interim Chief Financial Officer of the Company since September 13, 2016.

Pursuant to the Dwyer Agreement, Mr. Dwyer’s employment is automatically renewed and extended for consecutive one year renewal terms on each August 21, unless either party sends to the other party a notice of non-renewal at least 90 days prior to the expiration of the then-current renewal term. Mr. Dwyer receives an annual base salary of not less than two hundred seventy-five thousand dollars ($275,000) per annum, subject to review by the Board at least annually for increase but not for decrease. Mr. Dwyer is also eligible to receive annual bonuses in the discretion of the Board. If we terminate Mr. Dwyer’s employment without cause (as defined in the Dwyer Agreement), we provide a notice of non-renewal, or Mr. Dwyer terminates his employment for good reason (as defined in the Dwyer Agreement), Mr. Dwyer will be entitled to receive (i) a lump-sum cash payment from the Company in an amount equal to 100 percent of his annual base salary and (ii) continuation of all employee benefits and fringe benefits to which he was entitled under the Dwyer Agreement immediately prior to such termination of employment for a period of 12 months following the termination of employment. The Dwyer Agreement also contains non-competition and non-solicitation covenants from Mr. Dwyer during the term of employment and for a period of 12 months thereafter.

In conjunction with the execution of the Dwyer Agreement, Mr. Dwyer received a grant of a ten-year stock option to purchase 100,000 shares (the “Dwyer Stock Option Award”) of our common stock, under the Misonix, Inc. 2017 Equity Incentive Plan. The Dwyer Stock Option Award has an exercise price of $10.20 per share, which equals the fair market value on the date of grant as defined in the plan and vests and becomes exercisable in four equal annual installments from the date of grant.

Staley Employment Agreement

On September 27, 2019, we entered into an Employment Agreement (the “Staley Agreement”) with Allan Staley pursuant to which Mr. Staley serves as the Company’s full time President.

Pursuant to the Staley Agreement, the term of Mr. Staley employment is two years, and is automatically renewed and extended for consecutive one year renewal terms on each September 27, unless either party sends to the other party a notice of non-renewal at least 30 days prior to the expiration of the then-current renewal term. Mr. Staley receives an annual base salary of $286,000 per annum. Mr. Staley is also eligible to receive annual bonuses in the discretion of the Board. If we terminate Mr. Staley’s employment without cause (as defined in the Staley Agreement), we provide a notice of non-renewal, or Mr. Staley terminates his employment for good reason (as defined in the Staley Agreement), Mr. Staley will be entitled to receive (i) a lump-sum cash payment from the Company in an amount equal to 100 percent of his annual base salary and (ii) continuation of all employee benefits and fringe benefits to which he was entitled under the Staley Agreement immediately prior to such termination of employment for a period of 12 months following the termination of employment. The Staley Agreement also contains non-competition and non-solicitation covenants from Mr. Staley during the term of employment and for a period of 12 months thereafter.

Summary of Potential Payments Upon Termination or Following a Change-In-Control

Severance and Change-in-Control Payments

The named executive officers are entitled to severance payments in accordance with the terms of their employment agreements, as described above under “Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table – Employment Agreements.” As described above, severance payments are generally triggered in the event that an executive officer is terminated without cause, or the executive terminates employment without good reason, as defined in the applicable employment agreement.

Additionally, our equity incentive plans include provisions that accelerate vesting 100% upon a change in control of the Company. A change in control is generally defined as a change of more than 50% or more of the voting control of the Company. In the event of a change in control, holders of Misonix employee equity incentive awards would be eligible to exercise and sell their vested securities.

Quantification of Termination / Change in Control Payments

The following table shows the benefits which would be received by each of our named executive officers under their respective employment arrangement and the applicable equity plans and award agreements, in the event of his termination without cause or termination for good reason, or upon a change-in-control (data with respect to equity awards assumes at change of control at June 30, 2020 and that the price of our common stock on which the calculations were based was the closing price on June 30, 2020, which was $13.57 per share):

	Severance Payments			Change-in-Control Payments
		Employee			Employee	Equity
	Salary	Benefits	Total	Salary	Benefits	Awards(1)	Total

Stavros G. Vizirgianakis	$589,500	$15,129	$604,629	$-	$-	$3,384,743	$3,384,743

Joseph P. Dwyer	$300,000	$10,086	$310,086	$-	$-	$575,350	$575,350

Allan Staley	$286,000	$7,292	$293,292	$-	$-	$59,704	$59,704

(1)	Amounts reflect the potential value of full acceleration of: (a) for Mr. Vizirgiankis, all unvested options and restricted stock (which assumes that any stock price conditions and revenue targets, where applicable, have been met); and (b) for Mr. Dwyer and Mr. Staley, all unvested options, in each case upon a change in control of the Company (as defined in the applicable award agreements and equity plans).

Equity Plans

As of June 30, 2020, the Company had the following stock plans with options or other grants outstanding or available for issuance:

							Available
	Initial				Expired /		For
Plan	Shares	Granted		Exercised	Forfeited	Outstanding	Issuance

2001 Employee Stock Option Plan	1,000,000	1,251,261		376,368	869,455	5,438	-
2005 Employee Equity Incentive Plan	500,000	547,125		497,200	48,925	1,000	-
2009 Employee Equity Incentive Plan	500,000	624,925		400,782	130,225	93,918	5,300
2009 Non Employee Director Stock Option Plan	200,000	275,000		131,250	90,000	53,750	15,000
2012 Employee Equity Incentive Plan	500,000	750,000		198,499	264,251	287,250	14,251
2012 Non Employee Director Stock Option Plan	200,000	277,500		110,000	78,750	88,750	1,250
2014 Employee Equity Incentive Plan	750,000	573,500	[1]	88,374	228,501	256,625	5,001
2017 Equity Incentive Plan	1,950,000	1,028,339		3,000	34,000	991,339	955,661

Total						1,778,070	996,463

[1] Excludes grant of 400,000 shares of restricted stock

Director Compensation for Fiscal 2020

Directors are compensated through payment of a cash fee and annual stock option grants. In fiscal 2020, each non-employee director is entitled to receive an annual fee of $35,000 and the Chairman of the Audit Committee received $45,000. For the fourth quarter of fiscal 2020, the Board of Directors waived their cash compensation fee. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of our Board and Board committees, and while traveling in furtherance of the Company’s business. The following table sets forth information with respect to the compensation of our directors for fiscal 2020.

The following table sets forth information for the fiscal year ended June 30, 2020 with respect to the compensation of our directors.

	DIRECTOR COMPENSATION FOR THE
	2020 FISCAL YEAR
	Fees Earned
	or Paid in	Option
Name (2)	Cash ($)	Awards ($) (1)	Total ($)
Paul LaViolette	$17,500	310,538	$328,038

Michael Koby	$17,500	310,538	$328,038

Thomas M. Patton	$33,750	253,649	$287,399

Gwendolyn A. Watanabe	$26,250	253,649	$279,899

(1)	Amounts disclosed in this column represent the grant date fair value of each stock option award granted during fiscal year 2020 calculated in accordance with FASB ASC Topic 718 using the Black Scholes computation as of the date of grant of the award, excluding the effects of forfeitures. Assumptions used in the calculation of these amounts are included in footnote 7. Stock-based Compensation Plans in the notes to the consolidated financial statements. Amounts for Mr. LaViolette and Mr. Koby reflect a grant of 35,000 options each and amounts for Mr. Patton and Ms. Watanabe reflect a grant of 30,000 options each.
(2)	Outstanding options at June 30, 2020 were as follows: Mr. LaViolette – 35,000 shares, Mr. Koby – 35,000 shares, Mr. Patton – 82,500 shares, Ms. Watanabe – 50,000 shares.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of August 31, 2020 certain information with regard to the ownership of the Company’s Common Stock by (i) each beneficial owner of 5% or more of the Company’s Common Stock; (ii) each director; (iii) each executive officer named in the “Summary Compensation Table” above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent Of Class

Stavros G. Vizirgianakis	1,679,078	(2)	9.57%
1315 Capital	1,695,969		9.66%
SV Health Investors	1,695,969		9.66%
Allan Staley	224,242	(3)	1.28%
Joseph P. Dwyer	102,074	(4)	0.58%
Thomas M. Patton	48,250	(5)	0.27%
Gwendolyn A. Watanabe	10,000	(6)	0.06%

All executive officers and Directors as a group (Eight people)	5,455,582	(7)	31.09%

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o Misonix, Inc., 1938 New Highway, Farmingdale, NY 11735.
(2)	Includes 30,000 shares which Mr. Vizirgianakis has the right to acquire upon exercise of stock options which are exercisable within 60 days.
(3)	Includes 2,418 shares which Mr. Staley has the right to acquire upon exercise of stock options which are exercisable within 60 days.
(4)	Includes 97,374 shares which Mr. Dwyer has the right to acquire upon exercise of stock options which are exercisable within 60 days.
(5)	Includes 41,250 shares which Mr. Patton has the right to acquire upon exercise of stock options which are exercisable within 60 days.
(6)	Includes 10,000 shares which Ms. Watanabe has the right to acquire upon exercise of stock options which are exercisable within 60 days.
(7)	Includes 181,042 shares which such persons the right to acquire upon exercise of stock options which are exercisable within 60 days

Equity Compensation Plan Information:

We currently maintain six compensation plans that provide for issuance of our common stock, as listed below. All six of these plans have been approved by our stockholders. We no longer grant any equity-based awards under the 2001 Employee Stock Option Plan or the 2005 Employee Equity Incentive Plan. The following table sets forth information regarding outstanding options and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2020:

			Number of
			securities
			remaining
			available for
	Number of	Weighted	future
	securities to	-average	issuance
	be	exercise	under equity
	issued upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
Plan category	and rights	rights	column (a))
Equity compensation plans approved by security holders
2001 Employee Stock Option Plan	5,438	$1.82	-
2005 Employee Equity Incentive Plan	1,000	$4.68	-
2009 Employee Equity Incentive Plan	93,918	$4.36	5,300
2009 Non Employee Director Stock Option Plan	53,750	$10.57	15,000
2012 Employee Equity Incentive Plan	287,250	$7.96	14,251
2012 Non Employee Director Stock Option Plan	88,750	$9.42	1,250
2014 Employee Equity Incentive Plan	256,625	$10.22	5,001
2017 Equity Incentive Plan	991,339	$11.34	955,661
Equity compensation plans not approved by security holders	0	-	-
Total	1,778,070	$9.16	996,463

Item 13 Certain Relationships and Related Transactions, and Director Independence

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

Certain Relationships and Related Transactions

Minoan Medical (Pty) Ptd. (“Minoan”) (formerly Applied BioSurgical) is an independent distributor of our products in South Africa. The chief executive officer of Minoan is also the brother of Stavros G. Vizirgianakis, who serves as our Chief Executive Officer.

Set forth below is a table showing our net revenues for the years ended June 30 and accounts receivable at June 30 from Minoan:

	For the years ended
	June 30,
	2020	2019

Sales	$1,689,416	$1,405,430
Accounts receivable	$469,124	$221,240

Item 14 Principal Accountant Fees and Services

Audit Fees

Deloitte & Touche LLP (“Deloitte”) billed us $675,000 in the aggregate for services rendered for the audit of the Company’s 2020 fiscal year, and for the review of our interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 2019 and March 31, 2020.

BDO USA, LLP (“BDO”) billed the Company $100,000 and $410,000 in the aggregate for services rendered for the audit of the Company’s 2020 and 2019 fiscal years, respectively, and the review of the Company’s interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2020 and 2019 fiscal years, respectively. Fees for 2019 fiscal year has been revised by $110,000 to update the amount to reflect the resolution of final fees, which occurred subsequent to the filing of the Form 10-K.

Audit-Related Fees

BDO billed the Company $174,010 and $97,227 for audit-related services rendered during the Company’s 2020 and 2019 fiscal year, respectively. The services related to the filing of registration statements on Forms S-4 and S-3 and a comfort letter in fiscal 2020 and the filing of registration statements on Form S-4 and due diligence for the Solsys acquisition in fiscal 2019.

Tax Fees and All Other Fees

Neither Deloitte nor BDO provided any tax services or other services to us during the fiscal years ended June 30, 2020 and 2019, respectively.

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

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

	2.	Financial Statement Schedules

		Schedule II - Valuation and Qualifying Accounts.

	3.	Exhibits

	2	Agreement and Plan of Merger, dated May 2, 2019, by and among Misonix, New Misonix, Inc., Reincorp. Merger Sub One, Inc., Surge Sub Two, LLC, Solsys and, solely in its capacity as the representative for the Solsys equityholders, Greg Madden (1)

	3 (a)	Restated Certificate of Incorporation of the Company.

	3 (b)	By-laws of the Company. (2)

	4.1	Description of securities registered under Section 12 of the Exchange Act

	10.1	Form of Indemnification Agreement. (3)

*	10.2	2001 Employee Stock Option Plan. (4)

*	10.3	2005 Employee Equity Incentive Plan. (5)

*	10.4	2005 Non-Employee Director Stock Option Plan. (5)

*	10.5	2009 Employee Equity Incentive Plan. (6)

*	10.6	2009 Non-Employee Director Stock Option Plan. (6)

*	10.6	2012 Employee Equity Incentive Plan. (7)

*	10.7	2012 Non-Employee Director Stock Option Plan. (7)

*	10.8	2014 Employee Equity Incentive Plan. (8)

	10.9	Lease Modification Agreement, dated as of July 1, 2015, between Sanwood Realty and MISONIX, INC. (9)

*	10.10	Retirement Agreement and General Release, dated August 26, 2016, between Michael A. McManus, Jr. and MISONIX, INC (10)

*	10.12	Letter Agreement, dated September 15, 2016, by and between MISONIX, INC. and Richard A. Zaremba (11)

*	10.13	Letter Agreement, dated September 15, 2016, by and between MISONIX, INC. and Robert S. Ludecker (11)

	10.14	Stock Purchase Agreement dated October 25, 2016 between MISONIX, INC. and Stavros G. Vizirgianakis (12)

*	10.15	Employment Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (13)

*	10.16	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (13)

*	10.17	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (13)

*	10.18	Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (13)

*	10.19	2017 Equity Incentive Plan, as amended

*	10.20	Employment Agreement dated August 21, 2017 between the Company and Joseph P. Dwyer (14)

*	10.21	Amendment dated as of September 18, 2017 to letter agreement between the Company and Richard A. Zaremba (15)

	10.22	License and Exclusive Manufacturing Agreement between Misonix, Inc. and Hunan Xing Hang Rui Kang Bio-technologies Co. Ltd (confidential treatment has been granted for portions of this exhibit) (16)

	10.23	Amendment No. 1 to License and Exclusive Manufacturing Agreement dated February 26, 2018 between Misonix, Inc. and Hunan Xing Hang Rui Kang Bio-technologies Co. Ltd (17)

	10.24	Second Amended and Restated Distribution and Supply Agreement dated October 17, 2017 by and between Skin and Wound Allograft Institute, LLC and Soluble Systems, LLC. (18)

	10.25	Amendment to the Second Amended and Restated Distribution and Supply Agreement dated January 20, 2020 by and among Skin and Wound Allograft Institute, LLC and Solsys Medical, LLC. (18)

	10.26	Amended and Restated Credit Agreement dated September 27, 2019 between Solsys Medical, LLC and New Misonix, Inc. as borrowers, each of the financial institutions signatories thereto and SWK Funding LLC, as administrative agent (19)

10.27

First Amendment to Amended and Restated Credit Agreement dated December 23, 2019 between Solsys Medical, LLC and Misonix, Inc. as borrowers, each of the financial institutions signatories thereto and SWK Funding LLC, as administrative agent (20)

	10.28	Second Amendment to Amended and Restated Credit Agreement dated June 30, 2020 between Solsys Medical, LLC and Misonix, Inc. as borrowers, each of the financial institutions signatories thereto and SWK Funding LLC, as administrative agent (21)

	10.29	Loan and Security Agreement dated December 26, 2019 between Misonix, Inc., Solsys Medical, LLC, Misonix OpCo, Inc. and Silicon Valley Bank (22)

	10.30	First Loan Modification Agreement dated January 6, 2020 between Misonix, Inc., Solsys Medical, LLC, Misonix OpCo, Inc. and Silicon Valley Bank

	10.31	Second Loan Modification Agreement dated June 30, 2020 between Misonix, Inc., Solsys Medical, LLC, Misonix OpCo, Inc. and Silicon Valley Bank (23)

	10.32	Promissory Note dated April 5, 2020 between Misonix, Inc. and JP Morgan Chase Bank, N.A. (24)

	21.1	Subsidiaries of the Registrant

	23.1	Consent of BDO USA, LLP

	23.2	Consent of Deloitte and Touche LLP

	31.1	Rule 13a-14(a)/15d-14(a) Certification

	31.2	Rule 13a-14/15d-14 Certification

	32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Misonix, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 has been formatted in Inline XBRL.

*	Denotes management compensation plan, agreement or arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2019
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K12B filed on September 27, 2019
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K12B filed on September 27, 2019
(4)	Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K12B filed on September 27, 2019.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166) filed June 15, 2001.
(6)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.
(7)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.
(8)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 3, 2015.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 8, 2015.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 26, 2016.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 16, 2016.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2016.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 19, 2016.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 23, 2017.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2017.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 6, 2018.
(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018.
(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 5, 2020.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 27, 2019.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 30, 2019.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 1, 2020.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 30, 2019.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 1, 2020.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 15, 2020.

Item 16 Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

Date: September 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros G. Vizirgianakis	Chief Executive Officer and Director	September 3, 2020
Stavros G. Vizirgianakis	(principal executive officer)

/s/ Joseph P. Dwyer	Chief Financial Officer, Treasurer and Secretary	September 3, 2020
Joseph P. Dwyer	(principal financial and accounting officer)

/s/ Michael Koby	Director	September 3, 2020
Michael Koby

/s/ Thomas M. Patton	Director	September 3, 2020
Thomas M. Patton

/s/ Gwendolyn A. Watanabe	Director	September 3, 2020
Gwendolyn A. Watanabe

/s/ Paul LaViolette	Director	September 3, 2020
Paul LaViolette

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the years ended June 30, 2020 and June 30, 2019

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Misonix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and the related consolidated statements of operations, shareholders’ equity, and cash flows, for the year then ended, and the related notes and the schedule listed in the Index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

Jericho, New York

September 3, 2020

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Misonix, Inc.

Farmingdale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and its Subsidiaries (the “Company”) as of June 30, 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 30, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the fiscal year ended June 30, 2019 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2017 to 2019.

Melville, New York

September 5, 2019, except for segment information included in Notes 1 and 13, as to which the date is September 3, 2020.

Misonix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$37,978,809	$7,842,403
Accounts receivable, less allowance for doubtful accounts of $2,573,968 and $100,000, respectively	11,064,768	5,360,454
Inventories, net	14,010,684	7,353,562
Prepaid expenses and other current assets	1,668,244	835,044
Total current assets	64,722,505	21,391,463

Property, plant and equipment, net of accumulated amortization and depreciation of $12,715,917 and $10,545,810, respectively	7,304,258	4,198,721
Patents, net of accumulated amortization of $1,341,976 and $1,204,589, respectively	784,318	779,100
Goodwill	108,310,350	1,701,094
Contract assets	-	960,000
Intangible assets	21,281,136	-
Lease right-of-use assets	1,098,830	-
Other assets	322,310	920,921
Total assets	$203,823,707	$29,951,299

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,273,568	$5,357,736
Accrued expenses and other current liabilities	7,515,751	2,488,514
Current portion of lease liabilities	414,058	-
Current portion of notes payable	5,099,744	-
Total current liabilities	17,303,121	7,846,250

Non-current liabilities:
Notes payable	38,595,505	-
Lease liabilities	723,553	-
Deferred tax liabilities	33,293	-
Other non-current liabilities	516,665	401,000
Total liabilities	57,172,137	8,247,250

Commitments and contingencies

Shareholders’ equity
Common stock, $.0001 and $.01 par value-shares authorized 40,000,000; 17,369,435 and 9,646,728 shares issued and outstanding in each period	1,737	96,468
Additional paid-in capital	185,961,104	43,500,478
Accumulated deficit	(39,311,271)	(21,892,897)
Total shareholders’ equity	146,651,570	21,704,049

Total liabilities and shareholders’ equity	$203,823,707	$29,951,299

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	June 30,
	2020	2019

Revenue	$62,483,651	$38,848,491
Cost of revenue	18,774,168	11,568,339
Gross profit	43,709,483	27,280,152

Operating expenses:
Selling expenses	40,232,551	18,343,837
General and administrative expenses	17,954,567	11,878,209
Research and development expenses	4,915,943	4,467,969
Total operating expenses	63,103,061	34,690,015
Loss from operations	(19,393,578)	(7,409,863)

Other income (expense):
Interest income	90,785	89,856
Interest expense	(2,620,290)	-
Other	6,131	(38,243)
Total other income (expense)	(2,523,374)	51,613

Loss from operations before income taxes	(21,916,952)	(7,358,250)

Income tax benefit (expense)	4,498,578	(28,547)

Net loss	$(17,418,374)	$(7,386,797)

Net loss per share:
Basic	$(1.19)	$(0.79)
Diluted	$(1.19)	$(0.79)

Weighted average shares - Basic	14,670,663	9,333,117
Weighted average shares - Diluted	14,670,663	9,333,117

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional		Total
	Number		paid-in	Accumulated	shareholders’
	of shares	Amount	capital	deficit	equity

Balance, June 30, 2018	9,430,466	$94,305	$39,772,973	$(15,466,100)	$24,401,178
Cumulative effect of the adoption of ASC 606 - revenue recognition	-	-	-	960,000	960,000
Net loss	-	-	-	(7,386,797)	(7,386,797)
Proceeds from exercise of stock options	216,262	2,163	1,391,366	-	1,393,529
Stock-based compensation	-	-	2,336,139	-	2,336,139
Balance, June 30, 2019	9,646,728	$96,468	$43,500,478	$(21,892,897)	$21,704,049

Balance, June 30, 2019	9,646,728	$96,468	$43,500,478	$(21,892,897)	$21,704,049
Net loss	-	-	-	(17,418,374)	(17,418,374)
Proceeds from exercise of stock options	150,875	15	1,246,516	-	1,246,531
Equity restructuring	-	(151,964)	151,964	-	-
Issuance of shares for acquisition of Solsys	5,703,082	57,031	108,586,679	-	108,643,710
Stock registration and investment bank fees	-	-	(3,859,036)	-	(3,859,036)
Equity offering	1,868,750	187	34,571,875	-	34,572,062
Stock-based compensation	-	-	1,762,628	-	1,762,628
Balance, June 30, 2020	17,369,435	$1,737	$185,961,104	$(39,311,271)	$146,651,570

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	June 30,
	2020	2019

Operating activities
Net loss	$(17,418,374)	$(7,386,797)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,526,359	1,663,771
Rent expense from operating lease right-of-use asset	561,809	-
Bad debt expense	2,473,968	61,676
Reserve for contract asset	960,000	-
Stock-based compensation	1,762,628	2,336,139
Release of valuation allowance on deferred tax assets	(4,575,507)	-
Deferred lease liability and income	-	(13,303)
Changes in operating assets and liabilities:
Accounts receivable	(1,753,174)	(176,581)
Inventories	(10,856,933)	(3,182,768)
Prepaid expenses and other current assets	(594,338)	(223,397)
Lease and other assets	161,710	135,374
Accounts payable and accrued expenses	(963,566)	3,101,980
Deferred tax liabilities	33,293	-
Net cash used in operating activities	(26,682,125)	(3,683,906)

Investing activities
Acquisition of property, plant and equipment	(303,570)	(683,826)
Additional patents	(142,605)	(162,849)
Cash from acquisition of Solsys Medical, LLC	5,525,601	-
Net cash provided by (used in) investing activities	5,079,426	(846,675)

Financing activities
Proceeds from notes payable	43,349,488	-
Repayments of notes payable	(23,569,940)	-
Stock registration and investment bank fees	(3,859,036)	-
Proceeds from equity offering	34,572,062	-
Proceeds from exercise of stock options	1,246,531	1,393,529
Net cash provided by financing activities	51,739,105	1,393,529

Net increase (decrease) in cash and cash equivalents	30,136,406	(3,137,052)
Cash and cash equivalents at beginning of year	7,842,403	10,979,455
Cash and cash equivalents at end of year	$37,978,809	$7,842,403

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,297,697	$-
Income taxes	$550	$77,576
Transfer of inventory to property, plant and equipment for consignment of product	$4,298,722	$849,092
Stock issued for the acquisition of Solsys Medical, LLC	$108,643,710	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,541,727	$-
Accrued but unpaid costs to register equity for acquisition	$-	$539,000

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2020 and 2019

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

In the United States, the Company sells its products through its direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, the Company generally sells to distributors who then resell the products to hospitals. The Company’s sales force operates as two groups, Surgical and Wound Care, and these are also the Company’s two business segments.

Risks and Uncertainties

The Company’s business is subject to material risks and uncertainties as a result of the coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is rapidly evolving. The Company’s customers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which have and are likely to continue to impact demand for the Company’s products. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on the Company’s business as hospitals and surgery centers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions and the Company’s ability to benefit from them remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be materially and adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

Acquisition of Solsys Medical, LLC

On September 27, 2019, the Company completed the acquisition (the “Solsys Acquisition”) of Solsys Medical, LLC (“Solsys”), a privately held regenerative medical company, in an all-stock transaction valued at approximately $109 million. Solsys is the exclusive marketer and distributor of TheraSkin in the United States, through an agreement with LifeNet Health (“LifeNet”). Solsys owns the TheraSkin® brand name, which was commercially launched in January 2010. TheraSkin is a biologically active human skin allograft which has all of the relevant characteristics of human skin, including living cells, growth factors, and a collagen matrix, needed to heal wounds. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is manufactured by LifeNet Health. As a result of the Solsys Acquisition, the Company became the parent public-reporting company of the combined entity; Misonix, Inc., a New York corporation, now known as Misonix Opco, Inc., and Solsys became direct, wholly owned subsidiaries of the Company. The acquisition of Solsys is expected to broaden the Company’s addressable market through wound care solutions that are complementary to its existing products. After the completion of the Solsys Acquisition, the Company’s shareholders immediately prior to the closing owned 64% of the combined entity, and Solsys unitholders immediately prior to the closing owned 36%. The Company issued 5,703,082 shares in connection with this transaction. Transaction fees were approximately $4.5 million, of which $1.4 million were capitalized as additional paid in capital in connection with the registration of these shares. The Solsys assets, liabilities and results of operations are included in the Company’s consolidated financial statements from the acquisition date.

The Company’s common stock was created with a par value per share of $.0001, whereas the par value of Misonix Opco, Inc. was $.01. Accordingly, the Company recorded a reclassification of $151,964 between common stock and additional paid in capital during the three months ended September 30, 2019 to account for this change.

High Intensity Focused Ultrasound Technology

In May 2010, the Company sold its rights to its former high intensity focused ultrasound technology to SonaCare Medical, LLC (“SonaCare”). The Company may receive up to approximately $5.8 million in payment for the sale. SonaCare is required to pay the Company 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until the Company has received payments of $3 million, and thereafter 5% of the gross revenues, up to an aggregate payment of $5.8 million, all subject to a minimum annual royalty of $250,000. Cumulative payments through June 30, 2020 were approximately $2.5 million. Currently, SonaCare is in default of its royalty payment due June 30, 2020 and 2019. Although the Company is in discussions with SonaCare regarding this default, there can be no assurance that the payments will be received on a timely basis or at all. Due to this default, the Company has not recorded any income relating to these payments due.

Equity Offering

On January 27, 2020, the Company completed an underwritten public offering of 1,868,750 shares of its common stock at a price to the public of $18.50 per share. The gross proceeds of the offering were $34.6 million. The Company intends to use the proceeds of the offering for general corporate purposes, which may include investment in sales and marketing initiatives and funding growth opportunities such as collaborations and acquisitions of complementary products or technologies.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. All of the Company’s cash is maintained in bank accounts and accordingly it does not have cash equivalents at June 30, 2020. The Company’s cash balances at June 30, 2020 and 2019 were $38.0 million and $7.8 million respectively. The Company maintains cash balances at various financial institutions. At June 30, 2020 and 2019, these financial institutions held cash that was approximately $37.4 million and $4.4 million, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

No customers exceeded 10% of consolidated revenues for the fiscal 2020. For fiscal 2019, revenues from the Company’s distributor of its BoneScalpel product in China was $4,473,534. Accounts receivable from this customer was $493,784 at June 30, 2019.

At June 30, 2020 and 2019, the Company’s accounts receivable with customers outside the United States were approximately $2.0 million and $2.2 million, respectively. At June 30, 2020, $0.8 million were past 90 days old and at June 30, 2019, none were over 90 days.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for but not limited to establishing the allowance for doubtful accounts, valuation of inventory, depreciation, intangible amortization, asset impairment evaluations and establishing deferred tax assets and related valuation allowances, and stock-based compensation. Actual results could differ from those estimates.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Minor replacements and maintenance and repair expenses are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter. The Company’s policy is to evaluate periodically the appropriateness of the lives assigned to property, plant and equipment and make adjustments if necessary. Depreciation of BoneScalpel and SonicOne generators which are consigned to customers are depreciated over a 5- year period, and depreciation is charged to selling expenses. See Note 4.

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

Contract Specific Performance Obligations and Significant Judgements

Product Placement/Consignment Agreements

The Company’s product placement/consignment agreements provide for the placement of a console or generator, at the customer’s place of business and set pricing related to the purchase of consumables for use in conjunction with the console. These agreements do not require any minimum consumable purchase quantities and do not have a stated term. The Company considers the transaction price in these arrangements to be fully constrained variable consideration because it is dependent on future sales of consumables to the customer. The Company has determined that the pattern of purchase of consumables by a customer is consistent with the benefit received by the customer for the use of the generator and therefore the Company has a right to consideration based upon the pattern of consumable purchases placed through purchase orders by the customer. The Company’s invoices to these customers have short-term payment terms and are aligned with the transfer of goods and services to the customer and the Company recognizes revenue based upon its right to invoice customers.

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

The following table disaggregates the Company’s product revenue by sales channel and geographic location:

	For the years ended
	June 30,
	2020	2019
Total
Surgical	$34,457,631	$33,415,333
Wound	28,026,020	5,433,158
Total	$62,483,651	$38,848,491

Domestic:
Surgical	$20,874,419	$18,048,956
Wound	27,678,534	4,926,752
Total	$48,552,953	$22,975,708

International:
Surgical	$13,583,212	$15,366,377
Wound	347,486	506,406
Total	$13,930,698	$15,872,783

Our international sales include a concentration in China, aggregating $3.1 million and $4.6 million for fiscal 2020 and 2019, respectively.

Beginning with the fiscal third quarter of 2020, Misonix adopted certain changes in its quarterly financial results related to the presentation of its sales performance supplemental data to more accurately reflect the Company’s two separate sales channels - its Surgical and Wound product divisions. The Surgical division includes the Company’s Nexus, BoneScalpel and SonaStar product lines, and the Wound division includes the Company’s SonicOne, TheraSkin and Therion product lines. As a result, the Company presents total, domestic and international sales performance supplemental data for its Surgical and Wound divisions and no longer presents total, domestic and international sales performance supplemental data based on its consumables and equipment products. Further, in the Third Quarter of 2020, the Company began operating in two business segments, and disclosing the Surgical and Wound businesses as its two segments.

Contract Assets

The timing of revenue recognition, customer invoicing, and collections produces accounts receivable and contract assets on the Company’s consolidated balance sheet. The Company does not have any contract liabilities as of June 30, 2020 and 2019. The Company invoices in accordance with contract payment terms. Invoices to customers represent an unconditional right of the Company to receive consideration. When revenue is recognized in advance of customer invoicing a contract asset is recorded. Unpaid customer invoices are reflected as accounts receivable. Contract assets were 0$ and $1.0 million at June 30, 2020 and 2019.

Upon the adoption of Accounting Standards Codification (“ASC”) Topic 606 on July 1, 2018, the Company recorded a contract asset in the amount of $960,000 relating to royalties to be received from its Chinese partner pursuant to its License and Exclusive Manufacturing Agreement. This resulted in a cumulative prior period adjustment in the amount of $960,000 which was charged to accumulated deficit. When this contract asset was established, the value of such asset was determined based upon the Company’s assessment of the most likely variable consideration to be received by the Company as a result of the royalty provisions in the contract. As of June 30, 2020, the Company’s Chinese partner was in default on its initial royalty payment obligations. Management determined that collection of this contract is unlikely, and accordingly, recorded a full $960,000 allowance against such asset with a corresponding charge to bad debt expense, classified as general and administrative expenses.

The impacts of adopting ASC Topic 606 on the Company’s consolidated balance sheets as of July 1, 2018 were as follows:

			As
			Adjusted
	As	ASC 606	Under
	Reported	Adjustments	ASC 606

Long-term contract assets	$-	$960,000	$960,000

Total Shareholders’ equity	$24,401,178	$960,000	$25,361,178

Long-Lived Assets

The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment was deemed to exist in fiscal 2020 and 2019.

Goodwill

In connection with the acquisition of Solsys, the Company recorded $106.6 million of Goodwill as of June 30, 2020, $12.7 million of which is expected to be deductible for tax purposes. The Goodwill recognized from the Solsys acquisition represents the excess of the purchase price over aggregate fair value of net assets acquired and is related to the benefits expected as a result of the acquisition, including sales, and a stronger portfolio of Wound solutions that will drive growth in the would care market. Our Goodwill balance as of each reporting period and by segment, includes:

	Surgical	Wound	Total

Balance as of June 30, 2018	$1,701,094	$-	$1,701,094

Goodwill (gross)	-	-	-
Accumulated impairment losses	-	-	-

Balance as of June 30, 2019	$1,701,094	$-	$1,701,094

Acquisition of Solsys	$-	$108,833,165	$108,833,165
Purchase price accounting adjustments		(2,223,909)	(2,223,909)
Goodwill (gross)	1,701,094	106,609,256	108,310,350

Accumulated impairment losses	-	-	-

Balance as of June 30, 2020	$1,701,094	$106,609,256	$108,310,350

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

The Company also compares its market capitalization to the value of its goodwill to view for evidence of impairment. The Company completed its annual goodwill impairment tests for fiscal 2020 and 2019 as of March 31 of each year. No impairment of goodwill was deemed to exist in fiscal 2020 and 2019.

Patents, net of accumulated amortization

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents totaled $784,318 and $779,100 at June 30, 2020 and 2019, respectively. Amortization expense for the years ended June 30, 2020 and 2019 was approximately $137,387 and $141,200, respectively.

The following is a schedule of estimated future patent amortization expense as of June 30, 2020 during the following fiscal years:

2021	$137,281
2022	86,837
2023	85,705
2024	77,794
2025	71,687
Thereafter	325,014
$784,318

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax asset will not be realized, a valuation allowance against the deferred tax asset would be established in the period such determination was made.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company classifies income tax related interest and penalties as a component of income tax expense.

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

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the years ended
	June 30,
	2020	2019

Basic weighted average shares outstanding	14,670,663	9,333,117
Dilutive effect of restricted stock awards (participating securities)	-	-

Denominator for basic earnings per share	14,670,663	9,333,117

Dilutive effect of stock options	-	-

Diluted weighted average shares outstanding	14,670,663	9,333,117

Diluted EPS for the years ended June 30, 2020 and 2019 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are the dilutive effect of options to purchase 501,554 and 482,926 shares of common stock for the years ended June 30, 2020 and 2019, respectively. Also excluded from the calculation of both basic and diluted earnings per share for the years ended June 30, 2020 and 2019 are 186,600 shares of restricted common stock which were issued in December 2016.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Depreciation Expense for Consigned Inventory

The Company typically provides to its United States customers, on a consignment basis, the generators used to power its BoneScalpel and SonicOne products. Title to these generators remains at all times with the Company. When these generators are deployed in the field at customer locations, the Company depreciates these units over a five-year period and charges the depreciation to selling expenses. Depreciation expense relating to consigned generators and for demonstration equipment for the years ended June 30, 2020 and 2019 was $1,586,000 and $1,093,000, respectively.

Shipping and Handling

Shipping and handling costs which were charged to customers for the fiscal years ended June 30, 2020 and 2019 were approximately $71,000 and $83,000, respectively, and are reported as a component of revenue. Shipping and handling costs which were not charged to customers for the fiscal years ended June 30, 2020 and 2019 were approximately $3,769,000 and $563,000, respectively, and are reported as a component of selling expenses.

Stock-Based Compensation

The Company measures compensation cost for all share-based payments at fair value and recognizes the cost over the vesting period. The Company uses the Black-Scholes method to value awards and utilizes the straight-line amortization method to recognize the expense associated with the awards with graded vesting terms.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all long-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition and classification in the consolidated statement of operations. The Company adopted ASC 842 on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option recognizes a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption instead of the earliest period presented. The Company adopted the optional ASC 842 transition provisions beginning on July 1, 2019. Accordingly, the Company will continue to apply Topic 840 prior to July 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. The Company elected the package of practical expedients for all its leases that commenced before July 1, 2019. The Company has evaluated its real estate lease, its copier leases and its generator rental agreements. The adoption of ASC 842 did not materially impact the Company’s consolidated balance sheet and had an immaterial impact on its results of operations. Based on the Company’s current agreements, upon the adoption of ASC 842 on July 1, 2019, the Company recorded an operating lease liability of approximately $436,000 and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with the Company’s leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company used its incremental borrowing rate of 10.5% based on information available at July 1, 2019 to determine the present value of its future minimum rental payments.

In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently updated (“ASU 2014-09”). The purpose of the updated standard is to provide enhancements to the quality and consistency of revenue recognition between companies using U.S. GAAP and International Financial Reporting Standards. The new five-step recognition model introduces the core principle of recognizing revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the promised goods or services, which includes additional footnote disclosures to describe the nature, amount, timing and uncertainty of revenue, certain costs and cash flow arising from customers. As amended, ASU 2014-09 requires us to use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. This standard became effective for us on July 1, 2018 and we adopted the new pronouncement using the modified retrospective method. Refer to Note 1 to the Consolidated Financial Statements for further information on the impact of adoption of this standard.

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

At June 30, 2020 and 2019, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

3. Inventories

Inventories are summarized as follows:

	June 30,	June 30,
	2020	2019
Raw material	$7,000,453	$4,830,207
Work-in-process	467,037	224,252
Finished goods	6,813,034	2,743,361
	14,280,524	7,797,820
Less obsolescence reserve	(269,840)	(444,258)
Inventory, net	$14,010,684	$7,353,562

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2020	2019
Demonstration and consignment inventory	$13,375,692	$9,076,970
Machinery and equipment	2,942,692	2,793,908
Furniture and fixtures	1,563,017	1,471,371
Leasehold improvements	734,651	691,751
Software systems	785,773	688,203
Freezers	596,022	-
Automobiles	22,328	22,328
	20,020,175	14,744,531
Less: accumulated depreciation and amortization	(12,715,917)	(10,545,810)
Property, plant and equipment, net	$7,304,258	$4,198,721

Depreciation and amortization of property, plant and equipment totaled approximately $2,200,000 and $1,500,000 for the fiscal years ended June 30, 2020 and 2019, respectively.

5. Intangible Assets

In connection with the Solsys Acquisition, the Company acquired intangible assets primarily consisting of customer relationships, trade names and non-competition agreements. Amortization expense for the fiscal years ended June 30, 2020 and 2019 were $1.2 million and $0, respectively. Intangible assets are amortized using the straight-line basis which approximates the expected use of the asset.

The table below summarizes the intangible assets acquired:

	June 30,	June 30,	Amortization
	2020	2019	Period

Customer relationships	$9,500,000	$-	15 years
Trade names	12,800,000	-	15 years
Non-competition agreements	200,000	-	1 year

Total	22,500,000	-
Less accumulated amortization	(1,218,864)	-
		-
Net intangible assets	$21,281,136	$-

The following is a schedule of estimated future intangible asset amortization expense by fiscal year as of June 30, 2020:

2021	$1,539,848
2022	1,489,848
2023	1,489,848
2024	1,489,848
2025	1,489,848
Thereafter	13,781,896
$21,281,136

6. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,	June 30,
	2020	2019

Accrued payroll, payroll taxes and vacation	$2,277,752	$488,339
Accrued bonus	417,000	622,115
Accrued commissions	1,678,966	662,007
Professional fees	355,145	181,313
Vendor, tax and other accruals	2,786,888	534,740

Accrued expenses and other current liabilities	$7,515,751	$2,488,514

7. Stock-based Compensation Plans

At June 30, 2020, the Company had outstanding equity-linked grants under eight stock-based compensation plans (the “Plans”), as follows:

	Initial				Expired /		Available for
Plan	Shares	Granted		Exercised	Forfeited	Outstanding	Issuance

2001 Employee Stock Option Plan	1,000,000	1,251,261		376,368	869,455	5,438	-
2005 Employee Equity Incentive Plan	500,000	547,125		497,200	48,925	1,000	-
2009 Employee Equity Incentive Plan	500,000	624,925		400,782	130,225	93,918	5,300
2009 Non Employee Director Stock Option Plan	200,000	275,000		131,250	90,000	53,750	15,000
2012 Employee Equity Incentive Plan	500,000	750,000		198,499	264,251	287,250	14,251
2012 Non Employee Director Stock Option Plan	200,000	277,500		110,000	78,750	88,750	1,250
2014 Employee Equity Incentive Plan	750,000	573,500	[1]	88,374	228,501	256,625	5,001
2017 Equity Incentive Plan	1,950,000	1,028,339		3,000	34,000	991,339	955,661

Total						1,778,070	996,463

[1] Excludes grant of 400,000 shares of restricted stock

The compensation cost that has been charged against income for these plans, excluding the compensation cost for restricted stock, was $1,762,628 and $1,221,233 for the fiscal years ended June 30, 2020 and 2019, respectively, and is recorded in the department associated with the employee to which the grants are issued. As of June 30, 2020, there was $7,456,441 of total unrecognized compensation cost to be recognized over a weighted-average period of 3.0 years, which includes $641,794 of unrecognized compensation expense on restricted stock awards.

Stock options typically expire 10 years from the date of grant and vest over service periods, which typically are 4 years. All options are granted at the price of the Common Stock on the NASDAQ Stock Market on the date of grant as set forth in the Plans.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility represents the historical price changes of the Company’s stock over a period equal to that of the expected term of the option. The Company uses the simplified method for determining the option term. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based upon historical and projected dividends. The Company has historically not paid dividends and is not expected to do so in the near term.

The weighted average fair value at date of grant for options granted during the fiscal years ended June 30, 2020 and 2019 was $7.17 and $16.64 per share, respectively. The fair value was estimated based on the weighted average assumptions of:

	For the years ended
	June 30, 2020
	2020	2019
Risk-free interest rates	0.68%	2.80%
Expected option life in years	6.03	6.25
Expected stock price volatility	57.53%	56.01%
Expected dividend yield	0%	0%

A summary of option activity under the Plans as of June 30, 2020 and 2019, and changes during the years ended on those dates is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Outstanding as of June 30, 2018	1,330,193	$8.47	$5,369,557
Vested and exercisable at June 30, 2018	681,316	$7.67	$3,355,240
Granted	255,000	16.64
Exercised	(245,835)	7.96
Forfeited	(160,502)	10.15
Expired	(15,000)	2.66
Outstanding as of June 30, 2019	1,163,856	$10.28	$17,617,231
Vested and exercisable at June 30, 2019	656,730	$8.42	$11,162,650
Granted	829,839	13.51
Exercised	(150,875)	8.26
Forfeited	(64,750)	14.61
Expired	-	-
Outstanding as of June 30, 2020	1,778,070	$11.81	$5,164,938
Vested and exercisable at June 30, 2020	683,442	$9.16	$3,156,051

The total fair value of shares vested during the year ended June 30, 2020 was $1,098,780. The number and weighted-average grant-date fair value of non-vested stock options at June 30, 2020 was 1,094,628 and $7.21, respectively. The number and weighted-average grant-date fair value of stock options which vested during fiscal 2020 was 179,087 and $6.14, respectively.

The total fair value of shares vested during the year ended June 30, 2019 was $2,351,268. The number and weighted-average grant-date fair value of non-vested stock options at the beginning of fiscal 2019 was 648,877 and $5.08, respectively. The number and weighted-average grant-date fair value of stock options which vested during fiscal 2019 was 240,624 and $5.14, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2020 and 2019:

FISCAL 2020
		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Contractual	Average		Average
Exercise Prices			Life	Exercise		Exercise
Low	High	Number	(Yrs.)	Price	Number	Price
$1.82	$9.45	369,981	4.4	$6.77	351,605	$6.77
$9.46	$10.01	508,250	9.2	$9.76	93,587	$9.59
$10.02	$13.54	307,000	6.5	$11.25	196,000	$11.57
$13.55	$15.43	261,339	9.9	$13.65	5,750	$14.58
$15.44	$21.41	331,500	8.9	$19.62	36,500	$17.35
		1,778,070	7.8	$11.81	683,442	$9.16

FISCAL 2019
		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Contractual	Average		Average
Exercise Prices			Life	Exercise		Exercise
Low	High	Number	(Yrs.)	Price	Number	Price
$1.82	$6.98	225,106	4.6	$4.89	183,606	$4.47
$6.99	$9.45	237,125	5.9	$8.21	197,249	$8.14
$9.46	$10.23	246,125	7.9	$9.84	124,625	$9.74
$10.24	$13.35	223,500	6.9	$11.8	149,250	$12.5
$13.36	$19.84	232,000	9.3	$16.7	2,000	$13.9
		1,163,856	6.9	$10.3	656,730	$8.42

Stock options are granted with exercise prices not less than the fair market value of the Company’s Common Stock, at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the “Committee”) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the fiscal years ended June 30, 2020 and 2019, the Company granted options to purchase 829,839 and 255,000 shares of Common Stock, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk-free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million at the date of grant and compensation expense recorded for the years ended June 30, 2020 and 2019 was $491,950 and $1,114,906, respectively. At June 30, 2020, there was $641,794 of unrecognized compensation cost to restricted stock awards to be recognized over a weighted-average period of 1.3 years. The awards contain a combination of vesting terms which include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. During fiscal 2019, the performance conditions of one of these restricted stock awards were met, resulting in the full amortization of this award during the period, totaling $475,286 of additional amortization during the period. The number of restricted stock awards which vested was 133,333. At June 30, 2020, the Company has estimated that it is probable that the performance conditions of the outstanding awards will be met.

8. Commitments and Contingencies

Leases

The Company has entered into operating leases primarily for real estate and office copiers. These leases generally have terms that range from 1 year to 6 years. These operating leases are included in “Lease right-of-use assets” on the Company’s June 30, 2020 consolidated balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities” on the Company’s June 30, 2020 consolidated balance sheet. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $0.4 million and lease liabilities for operating leases of approximately $0.4 million on July 1, 2019. Operating lease right-of-use assets and liabilities commencing after July 1, 2019 are recognized at their commencement date based on the present value of lease payments over the lease term. As of June 30, 2020, total right-of-use assets and operating lease liabilities were approximately $1.1 million and $1.1 million, respectively. The Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. During the year ended June 30, 2020, the Company recognized approximately $561,809 in total lease costs, which was composed of operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 10.5% to determine the present value of the lease payments.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Year ended
June 30, 2020

Cash paid for operating lease liabilities	$501,651
Right of use assets obtained in exchange for new operating lease obligations	$1,541,727

As of
June 30, 2020

Weighted-average remaining lease term	3.59
Weighted-average discount rate	10.5%

Maturities of lease liabilities as of June 30, 2020 were as follows:

2021	510,406
2022	247,359
2023	254,199
2024	254,794
2025	109,492
Thereafter	-
1,376,250
Less imputed interest	(238,639)

Total lease liabilities	$1,137,611

Purchase Commitments

As of June 30, 2020 and 2019, the Company had purchase and inventory commitments totaling $4.5 million and $5.5 million, respectively.

Former Chinese Distributor - FCPA

With the assistance of outside counsel, the Company conducted a voluntary investigation into the business practices of the independent Chinese entity that previously distributed the Company’s products in China and the Company’s knowledge of those business practices, which may have had implications under the FCPA, as well as into various internal control issues identified during the investigation (the “Investigation”). The Company has not identified any information through the Investigation or otherwise that suggests that the Company’s previously reported consolidated financial statements are incorrect. On September 27, 2016 and September 28, 2016, the Company voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues. Thereafter, the Company provided documents and information to, and cooperated fully with, the SEC and the DOJ ~~,~~ in their investigations of these matters.

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

Class Action Securities Litigation

On September 19, 2016, Richard Scalfani, an individual shareholder of Misonix, filed a lawsuit against the Company and its former chief executive officer and chief financial officer in the U.S. District Court for the Eastern District of New York, alleging violations of the federal securities laws. The complaint alleges that the Company’s stock price was artificially inflated between November 5, 2015 and September 14, 2016 as a result of alleged false and misleading statements in the Company’s securities filings concerning the Company’s business, operations, and prospects and the Company’s internal control over financial reporting. Mr. Scalfani filed the action seeking to represent a putative class of all persons (other than defendants, officers and directors of the Company, and their affiliates) who purchased publicly traded Misonix securities between November 5, 2015 and September 14, 2016. Mr. Scalfani was seeking an unspecified amount of damages for himself and for the putative class under the federal securities laws. On March 24, 2017, the Court appointed Mr. Scalfani and another individual Misonix shareholder, Tracey Angiuoli, as lead plaintiffs for purposes of pursuing the action on behalf of the putative class. The lead plaintiffs, on behalf of the putative class, and the Company reached a settlement in principle under which the Company would pay $500,000 to resolve the matter. The district court approved the settlement and dismissed the lawsuit with prejudice in an order dated December 16, 2017. The Company has paid its $250,000, representing its insurance retention. The balance was paid by the Company’s insurance carrier.

9. Financing Arrangements

Note payable consists of the following as of June 30, 2020 and June 30, 2019:

	June 30,	June 30,
	2020	2019

Revolving credit facility	$8,400,000	$-
PPP Note Payable	5,199,487	-
Term loans	30,095,762	-
	43,695,249
Less current portion of notes payable	(5,099,744)	-
Notes payable	$38,595,505	$-

Following are the scheduled maturities of the notes payable for the twelve-month period ending June 30:

2021	$5,099,744
2022	7,599,743
2023	30,995,762
2024	-
2025	-

$43,695,249

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

As of June 30, 2020, the outstanding principal balance of the New Credit Facility is $8.4 million.

Notes Payable

On September 27, 2019, the Company entered into an amended and restated credit agreement (“SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) pursuant to a commitment letter whereby SWK (a) consented to the Solsys Acquisition and (b) agreed to provide financing to the Company. Through the Solsys Acquisition, the Company became party to a $20.1 million note payable to SWK. The SWK credit facility originally provided an additional $5.0 million in financing, totaling approximately $25.1 million and a maturity date of June 30, 2023. Prior to the Amendment Date (as defined below), the interest rate applicable to the loans made under the SWK Credit Agreement varied between LIBOR plus 7.00% and LIBOR plus 10.25%, depending on the Company’s consolidated EBITDA or market capitalization. On December 23, 2019 (the “Amendment Date”) the parties amended the SWK Credit Agreement (as so amended, the “Amended SWK Credit Agreement”) to, among other things, provide an additional $5 million of term loans, for total aggregate borrowings of up to approximately $30.1 million, to modify the interest payable thereunder, which now varies between LIBOR plus 7.50% and LIBOR plus 10.25%, depending on the Company’s consolidated EBITDA or market capitalization, and to amend the financial covenants thereunder. The maturity date of the Amended SWK Credit Agreement remains June 30, 2023. As of June 30, 2020, the outstanding principal balance of the term loans under the Amended SWK Credit Agreement is approximately $30.1 million.

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

Paycheck Protection Program Loan

On April 5, 2020, the Company applied for an unsecured $5.2 million loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 10, 2020, the PPP loan was approved and funded. Misonix entered into a promissory note with JP Morgan Chase evidencing the unsecured $5.2 million loan. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs.

The PPP Loan has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. Interest and principal payments are deferred for the first six months of the loan. Thereafter, monthly interest and principal payments are due until the loan is fully satisfied at the end of 24 months. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note.

10. Related Party Transactions

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

Set forth below is a table showing the Company’s net revenues for the years ended June 30 and accounts receivable at June 30 for the indicated time periods below with Minoan:

	For the years ended
	June 30,
	2020	2019

Sales	$1,689,416	$1,405,430
Accounts receivable	$469,124	$221,240

11. Income Taxes

The Company purchased Solsys Medical, LLC on September 27, 2019. The acquisition of Solsys originally resulted in the recognition of deferred tax liabilities of approximately $4.1 million, with an additional $475,000 recorded during the year due to purchase price accounting adjustments, both of which related primarily to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its deferred tax assets. The deferred tax liabilities generated from the business combination is netted against the Company’s pre-existing deferred tax assets. Consequently, this resulted in a release of a cumulative $4.6 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of these provisions of the CARES Act but does not believe it will have a material effect on out estimated effective tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no uncertain tax positions as defined by ASC 740-10 for the years June 30, 2019 and June 30, 2020. Accordingly, there are no interest or penalties accrued for the current or prior tax year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2020	2019

Deferred tax assets / (liabilities)
Bad debt reserves	$654,493	$22,977
Inventory reserves	306,633	238,430
Accruals and allowances	599,335	195,789
Net operating loss carryforwards	6,982,938	3,875,978
Tax credits	829,875	683,659
Foreign tax credits	-	401,000
Stock based compensation	609,258	572,378
Interest expense	594,528	-
Amortization	(4,855,343)	(371,940)
Depreciation	(281,874)	(124,305)
Long-term Contract	-	(220,583)
Other	61,968	101,789
	5,501,811	5,375,172
Valuation Allowance	(5,535,104)	(5,375,172)
Total net deferred tax liabilities	$(33,293)	$-

Interest expense on the Company’s debt was approximately $2.6 million for the year. The Tax Cuts and Jobs Act limits the deductibility of interest expense, which can be carried forward indefinitely, and resulted in a deferred tax asset of approximately $595,000.

Deferred tax assets refer to assets that are attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income.

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

The Company regularly assesses its ability to realize its deferred tax assets. The Company is in a three-year cumulative loss position at June 30, 2020, and it expects to be in a cumulative pretax loss position as of June 30, 2021. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, the completion of the development of its next generation Nexus product, its SonaStar technology license to its Chinese partner and the reduction in investigative and professional fees, along with available negative evidence, including the Company’s continuing investment in building a direct sales force and payment of transaction fees for the Company’s Solsys acquisition. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. The cumulative valuation allowance at June 30, 2020 and 2019 is $5,535,104 and $5,375,172, respectively. The Company will continue to assess its ability to utilize its net operating loss carryforwards and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of June 30, 2020, the Company had approximately $30,199,000 of U.S. federal net operating loss carryforwards of which $10,504,000 will expire in tax years between 2031 and 2037 and $19,695,000 will not expire. Included in U.S. Federal net operating loss carryforward amount are windfall tax benefits related to exercised stock options of approximately $2,592,000, the benefit of which was recorded in equity when the Company adopted ASU 2016-09 beginning in fiscal 2018. The Company has approximately $830,000 of research and development tax credit carryforwards, which expire in the tax years between 2026 and 2039.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended June 30,
	2020	2019
Current:
Federal	$-	$-
State	43,636	28,547
Foreign	-	-
Total current	43,636	28,547

Deferred:
Federal	(3,929,732)	-
State	(612,482)	-
Total deferred	(4,542,214)	-

	$(4,498,578)	$28,547

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2020	2019
Tax at federal statutory rates	$(4,600,276)	$(1,541,883)
State income taxes, net of federal benefit	(482,344)	22,552
Research credit	(112,468)	(186,761)
Permanent differences	145,107	61,039
Transaction Costs	120,401	293,256
Long-term Contracts	-	201,600
Valuation allowance	5,006,509	1,194,917
Solsys acquisition	(4,575,507)	-
Other	-	(16,173)

	$(4,498,578)	$28,547

Open tax years related to federal and state income tax filings are for the years ended June 30, 2017, 2018, 2019 and 2020. The Company’s net operating loss carryforwards from closed years can be adjusted by the tax authorities when they are utilized in an open year. The Company files state tax returns in California, Florida, New Jersey, New York, Pennsylvania, Texas and various other states.

12. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) for all full-time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $25,500 if the employee was over 50 years of age for the year ended June 30, 2020. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $197,895 and $55,297 for the fiscal years ended June 30, 2020 and 2019, respectively.

13. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Starting with the third quarter 2020, the Company began operating in two segments, organized by its sales channels and product types – the Surgical and the Wound segment. Prior to the third quarter 2020, the Company operated as one segment. Prior period information has been presented on the basis of the new segmentation. The Surgical segment consists of our BoneScalpel and SonaStar products and the Wound segment consists of our SonicOne, TheraSkin and Therion products. The Company has concluded that its Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. The CODM evaluates the segments using gross profit and gross profit margin. The Company does not allocate its assets by segment, and therefore does not disclose assets by segment.

Segment gross profit and gross profit margin include:

	Surgical	Wound	Consolidated
For the year ended June 30, 2020

Total revenue	$34,457,631	$28,026,020	$62,483,651

Gross profit	$23,321,792	$20,387,691	$43,709,483

	Surgical	Wound	Consolidated
For the year ended June 30, 2019

Total revenue	$33,415,333	$5,433,158	$38,848,491

Gross profit	$23,129,684	$4,150,468	$27,280,152

Worldwide revenue for the Company’s products is categorized as follows:

	For the years ended
	June 30,
	2020	2019
Total
Surgical	$34,457,631	$33,415,333
Wound	28,026,020	5,433,158
Total	$62,483,651	$38,848,491

Domestic:
Surgical	$20,874,419	$18,048,956
Wound	27,678,534	4,926,752
Total	$48,552,953	$22,975,708

International:
Surgical	$13,583,212	$15,366,377
Wound	347,486	506,406
Total	$13,930,698	$15,872,783

All of the Company’s long-lived assets are located in the United States. Our international revenue includes a concentration in China, aggregating to $3.1 million and $4.6 million for fiscal 2020 and 2019, respectively

14. Acquisitions

Solsys Medical, LLC

On September 27, 2019, the Company completed the Solsys Acquisition. The purchase price was approximately $108.6 million, based on the Company’s issuance of 5,703,082 shares of Misonix common stock as acquisition consideration, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition were $4.5 million, of which $1.8 million were incurred in the twelve months ended June 30, 2020. These fees were charged to general and administrative expenses on the Consolidated Statement of Operations. In addition, approximately $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction.

The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805. U.S. GAAP requires that one of the companies in the transactions be designated as the acquirer for accounting purposes based on the evidence available. Misonix was treated as the acquiring entity for accounting purposes.

The preliminary Solsys purchase price allocation as of June 30, 2020, is shown in the following table:

Cash	$5,525,601
Accounts receivable	6,097,685
Inventory	98,911
Prepaid expenses	88,863
Indemnified asset - sales tax	150,000
Property and equipment	673,353
Lease assets	946,617
Customer relationships	9,500,000
Trade names	12,800,000
Non-competition agreements	200,000
Accounts payable and other current liabilities	(4,694,878)
Lease liabilities	(860,490)
Deferred tax liability	(4,575,507)
Notes payable	(23,915,701)

Total identifiable net assets	2,034,454
Goodwill	106,609,256
Total consideration	$108,643,710

The fair values of the Solsys assets and liabilities were determined based on preliminary estimates and assumptions that management believes are reasonable. Goodwill decreased by $2,217,026 during the twelve months ended June 30, 2020 as a result of refinements relating to the purchase price valuation of Solsys. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to certain short-term assets, intangible assets, and certain liabilities. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available, including the completion of a valuation of the tangible and intangible assets, but no later than one year from the acquisition date.

The goodwill from the acquisition of Solsys, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from combining the operations of Solsys and the Company’s existing business.

The estimate of fair value of the Solsys identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, revenue growth rates and EBITDA margins, as well as other factors. The following table summarizes key information underlying intangible assets related to the Solsys Acquisition:

	June 30,	June 30,	Amortization
	2020	2019	Period

Customer relationships	$9,500,000	$-	15 years
Trade names	12,800,000	-	15 years
Non-competition agreements	200,000	-	1 year

Total	22,500,000	-
Less accumulated amortization	(1,218,864)	-
		-
Net intangible assets	$21,281,136	$-

Solsys’ operations were consolidated with those of the Company for the period September 27, 2019 through June 30, 2020. The Company does not disclose the amount of revenue and earnings of Solsys since the acquisition date included in the Consolidated Statement of Operations for the year ended June 30, 2020 because it is impracticable to do so. The Company has combined the operations of Solsys and Misonix, Inc. and no longer tracks operating expenses on a disaggregated basis.

Had the acquisition occurred as of the beginning of fiscal 2019, revenue and net loss, on a pro forma basis excluding transaction fees and the one-time tax benefit, for the combined company would have been as follows:

	For the year ended
	June 30, 2020
	2020	2019

Revenue	$70,864,847	$65,229,982

Net loss	$(21,404,463)	$(18,649,189)

Pro forma net loss for the year ended June 30, 2020 was adjusted to exclude $3.0 million of acquisition-related costs, exclude $4.6 million of acquisition-related income tax benefit, include $0.2 million of additional interest expense related to new and refinanced borrowings that occurred as a result of the acquisition, and to include $0.4 million of amortization expense related to the intangible assets acquired.

Pro forma net loss for the year ended June 30, 2019 was adjusted to include $3.0 million of acquisition-related costs, include $4.6 million of acquisition-related income tax benefit, include $0.7 million of additional interest expense related to new and refinanced borrowings that occurred as a result of the acquisition, and include $1.7 million of amortization expense related to the intangible assets acquired.

15. Quarterly Results (unaudited)

	Fiscal 2020
	Q1	Q2	Q3	Q4	Year

Revenue	$11,145,922	$19,721,986	$17,902,512	$13,713,231	$62,483,651
Cost of revenue	3,236,647	5,945,108	5,311,565	4,280,848	18,774,168
Gross profit	7,909,275	13,776,878	12,590,947	9,432,383	43,709,483

Operating expenses:
Selling expenses	5,200,582	11,800,565	11,609,943	11,621,461	40,232,551
General and administrative expenses	4,207,807	5,149,715	4,463,467	4,133,578	17,954,567
Research and development expenses	771,411	1,087,449	1,842,837	1,214,246	4,915,943
Total operating expenses	10,179,800	18,037,729	17,916,247	16,969,285	63,103,061
Loss from operations	(2,270,525)	(4,260,851)	(5,325,300)	(7,536,902)	(19,393,578)

Other income (expense):
Interest income	18,877	5,293	37,785	28,830	90,785
Interest expense	(36,097)	(833,035)	(755,528)	(995,630)	(2,620,290)
Other	(763)	(380)	(434)	7,708	6,131
Total other income (expense)	(17,983)	(828,122)	(718,177)	(959,092)	(2,523,374)

Loss from operations before income taxes	(2,288,508)	(5,088,973)	(6,043,477)	(8,495,994)	(21,916,952)

Income tax (expense) / benefit	4,085,000	-	455,000	(41,422)	4,498,578

Net loss	$1,796,492	$(5,088,973)	$(5,588,477)	$(8,537,416)	$(17,418,374)

Net income loss per share:
Basic	$0.18	$(0.33)	$(0.34)	$(0.50)	$(1.19)
Diluted	$0.17	$(0.33)	$(0.34)	$(0.50)	$(1.19)

Weighted average shares - Basic	9,686,402	15,222,870	16,619,981	17,177,791	14,670,663
Weighted average shares - Diluted	10,213,085	15,222,870	16,619,981	17,177,791	14,670,663

	Fiscal 2019
	Q1	Q2	Q3	Q4	Year
Revenue	$9,361,164	$10,176,453	$9,556,590	$9,754,284	$38,848,491
Cost of revenue	2,750,543	3,048,079	2,801,571	2,968,146	11,568,339
Gross profit	6,610,621	7,128,374	6,755,019	6,786,138	27,280,152

Operating expenses:
Selling expenses	4,735,005	4,800,643	4,414,710	4,393,479	18,343,837
General and administrative expenses	3,183,384	2,347,184	2,512,510	3,835,131	11,878,209
Research and development expenses	1,304,766	839,219	1,426,483	897,501	4,467,969
Total operating expenses	9,223,155	7,987,046	8,353,703	9,126,111	34,690,015
Loss from operations	(2,612,534)	(858,672)	(1,598,684)	(2,339,973)	(7,409,863)

Other income/(expense):
Interest income	19,813	17,242	22,653	30,148	89,856
Other	(18,265)	1,097	(13,650)	(7,425)	(38,243)
Total other income	1,548	18,339	9,003	22,723	51,613

Loss before income taxes	(2,610,986)	(840,333)	(1,589,681)	(2,317,250)	(7,358,250)

Income tax expense	-	-	-	28,547	28,547

Net loss	$(2,610,986)	$(840,333)	$(1,589,681)	$(2,345,797)	$(7,386,797)

Net loss per share:
Basic	$(0.29)	$(0.09)	$(0.17)	$(0.25)	$(0.79)
Diluted	$(0.29)	$(0.09)	$(0.17)	$(0.25)	$(0.79)

Weighted average shares - Basic	9,100,123	9,322,237	9,390,665	9,428,938	9,333,117
Weighted average shares - Diluted	9,100,123	9,322,237	9,390,665	9,428,938	9,333,117

SCHEDULE II – Valuation and Qualifying Accounts

		Additions
	Balance at	charged	Additions		Balance at
	beginning	to cost and	charged		end of
Description	of period	expenses	revenues	(Deductions)	period

Allowance for doubtful accounts As of June 30:

2020	$100,000	$2,473,968	$-	$-	$2,573,968

2019	$200,000	$-	$-	$(100,000)	$100,000

		Additions
	Balance at	charged (credited)		Balance at
	beginning	to cost and		end of
Description	of period	expenses	(Deductions)	period

Deferred tax valuation allowance As of June 30:

2020	$5,375,172	$4,699,932	$(4,540,000)	$5,535,104

2019	$4,096,353	$1,278,819	$-	$5,375,172

