Form 10-Q
period 2020-09-30
MISONIX INC
filed 2020-11-05
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Name of each exchange on which
Title of each class	Trading Symbol(s)	registered
Common Stock, $.0001 par value	MSON	Nasdaq Global Market

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of October 28, 2020, there were 17,377,748 shares of the registrant’s common stock, $.0001 par value, outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,942,484	$37,978,809
Accounts receivable, less allowance for doubtful accounts of $4,204,537 and $2,573,968, respectively	11,727,089	11,064,768
Inventories, net	13,794,719	14,010,684
Prepaid expenses and other current assets	1,291,281	1,668,244
Total current assets	61,755,573	64,722,505

Property, plant and equipment, net of accumulated amortization and depreciation of $13,380,599 and $12,715,917, respectively	7,710,870	7,304,258
Patents, net of accumulated amortization of $1,377,417 and $1,341,976, respectively	764,968	784,318
Goodwill	108,234,664	108,310,350
Intangible assets	20,857,879	21,281,136
Lease right-of-use assets	1,322,497	1,098,830
Other assets	316,817	322,310
Total assets	$200,963,268	$203,823,707

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,904,715	$4,273,568
Accrued expenses and other current liabilities	7,129,089	7,515,751
Current portion of lease liabilities	509,105	414,058
Current portion of notes payable	7,216,324	5,099,744
Total current liabilities	19,759,233	17,303,121

Non-current liabilities:
Notes payable	37,278,924	38,595,505
Lease liabilities	858,526	723,553
Deferred tax liabilities	33,293	33,293
Other non-current liabilities	570,299	516,665
Total liabilities	58,500,275	57,172,137

Commitments and contingencies

Shareholders’ equity
Common stock, $.0001 par value; shares authorized 40,000,000; 17,377,748 and 17,369,435 shares issued and outstanding in each period	1,738	1,737
Additional paid-in capital	186,751,178	185,961,104
Accumulated deficit	(44,289,923)	(39,311,271)
Total shareholders’ equity	142,462,993	146,651,570

Total liabilities and shareholders’ equity	$200,963,268	$203,823,707

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	September 30,
	2020	2019

Revenue	$17,735,342	$11,145,922
Cost of revenue	5,110,601	3,236,647
Gross profit	12,624,741	7,909,275

Operating expenses:
Selling expenses	10,969,678	5,200,582
General and administrative expenses	4,452,328	4,207,807
Research and development expenses	1,250,174	771,411
Total operating expenses	16,672,180	10,179,800
Loss from operations	(4,047,439)	(2,270,525)

Other income (expense):
Interest income	1,092	18,877
Interest expense	(933,722)	(36,097)
Other	1,417	(763)
Total other income (expense)	(931,213)	(17,983)

Loss from operations before income taxes	(4,978,652)	(2,288,508)

Income tax benefit	-	4,085,000

Net (loss) income	$(4,978,652)	$1,796,492

Net (loss) income per share:
Basic	$(0.29)	$0.18
Diluted	$(0.29)	$0.17

Weighted average shares - Basic	17,213,686	9,686,402
Weighted average shares - Diluted	17,213,686	10,213,085

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Total
	Number		paid-in	Accumulated	shareholders’
	of shares	Amount	capital	deficit	equity

Balance, June 30, 2019	9,646,728	$96,468	$43,500,478	$(21,892,897)	$21,704,049
Net income	-	-	-	1,796,492	1,796,492
Proceeds from exercise of stock options	3,375	33	10,803	-	10,836
Change in par value of common stock	-	(151,997)	151,997	-	-
Issuance of shares for acquisition of Solsys	5,703,082	57,031	108,586,679	-	108,643,710
Stock registration fees	-	-	(1,286,556)	-	(1,286,556)
Stock-based compensation	-	-	345,084	-	345,084
Balance, September 30, 2019	15,353,185	$1,535	$151,308,485	$(20,096,405)	$131,213,615

Balance, June 30, 2020	17,369,435	$1,737	$185,961,104	$(39,311,271)	146,651,570
Net loss	-	-	-	(4,978,652)	(4,978,652)
Proceeds from exercise of stock options	8,313	1	23,941	-	23,942
Stock-based compensation	-	-	766,133	-	766,133
Balance, September 30, 2020	17,377,748	$1,738	$186,751,178	$(44,289,923)	$142,462,993

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	September 30,
	2020	2019

Operating activities
Net (loss) income	$(4,978,652)	$1,796,492
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,123,380	460,296
Rent expense from operating lease right-of-use asset	147,956	114,073
Bad debt expense	1,729,462	-
Stock-based compensation	766,133	345,084
Release of valuation allowance on deferred tax assets	-	(4,085,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,986,055)	(1,885,808)
Inventories	(777,334)	(2,188,560)
Prepaid expenses and other current assets	376,963	29,200
Lease and other assets	(136,111)	(352,011)
Accounts payable and accrued expenses	(31,923)	415,588
Net cash used in operating activities	(3,766,181)	(5,350,646)

Investing activities
Acquisition of property, plant and equipment	(77,995)	(112,379)
Additional patents	(16,091)	(27,149)
Cash from acquisition of Solsys Medical, LLC	-	5,525,601
Net cash (used in) provided by investing activities	(94,086)	5,386,073

Financing activities
Proceeds from notes payable	9,200,000	4,999,117
Repayments of notes payable	(8,400,000)	-
Stock registration and investment bank fees	-	(27,205)
Proceeds from exercise of stock options	23,942	10,836
Net cash provided by financing activities	823,942	4,982,748

Net (decrease) increase in cash and cash equivalents	(3,036,325)	5,018,175
Cash and cash equivalents at the beginning of the period	37,978,809	7,842,403
Cash and cash equivalents at the end of the period	$34,942,484	$12,860,578

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$855,493	$10,751
Income taxes	$-	$550
Transfer of inventory to property, plant and equipment for consignment of product	$993,299	$733,679
Stock issued for the acquisition of Solsys Medical, LLC	$-	$108,643,710
Stock registration fees not paid	$-	$1,259,351
Right-of-use assets obtained in exchange for new operating lease liabilities	$342,933	$1,448,077

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its subsidiaries, each of which is 100% owned. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Form 10-K”), which provides a more complete explanation of the Company’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of interim results.

Organization and Business

Misonix designs, manufactures and markets minimally invasive surgical ultrasonic medical devices and markets, sells and distributes TheraSkin® (“TheraSkin”), a biologically active human skin allograft used to support healing of wounds which complements Misonix’s ultrasonic medical devices. Misonix’s ultrasonic products are used for precise bone sculpting, removal of soft and hard tumors and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, general surgery, plastic surgery, wound care and maxillo-facial surgery.

The Company strives to have its proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. The Company intends to accomplish this, in part, by utilizing its best-in-class surgical ultrasonic technology to improve patient outcomes in spinal surgery, neurosurgery and wound care. The Company’s neXus generator, which received U.S. Food and Drug Administration, or FDA, marketing clearance in June 2019 and Conformité Européenne, or CE, mark clearance in July 2019 combines the capabilities of its three legacy ultrasonic products into a single system that can be used to perform soft and hard tissue resections. The Company continues to market and sell these legacy ultrasonic products, which are:

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

Each of the Company’s medical device systems consist of a proprietary console and handpiece that function to convert electrical current into ultrasonic energy, ultimately delivered via a disposable titanium tip, to produce a therapeutic effect.

neXus®

neXus is a next generation integrated ultrasonic surgical platform that combines all the features of the Company’s existing solutions, including BoneScalpel, SonicOne and SonaStar, into a single fully integrated platform that will also serve to power future solutions. The neXus platform is driven by a new proprietary digital algorithm that results in more power, efficiency, and control. The device incorporates Smart Technology that allows for easier setup and use.

neXus’ increased power improves tissue resection rates for both soft and hard tissue removal making it a unique surgical platform for a variety of different surgical specialties. In addition, neXus’ ease of use enables physicians to fully leverage neXus’ impressive set of capabilities via its digital touchscreen display and smart system setup. Our current ultrasonic applications; BoneScalpel, SonaStar and SonicOne all work on the neXus generator. This allows a hospital to access all of our product offerings on this all in one console. neXus received FDA 510(k) clearance in June 2019 and received its CE mark approval in July 2019 for sale in Europe. neXus is principally sold in the United States.

BoneScalpel®

The BoneScalpel is a state of the art, ultrasonic bone cutting and sculpting system capable of enabling precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its unique ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. The Company believes BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting and sculpting and removal, leading to substantial time-savings and increased operation efficiencies.

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

SonicOne®

The SonicOne Ultrasonic Cleansing and Debridement System is a highly innovative, tissue specific approach for the effective removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue specific capability is, in part, due to the fact that healthy and viable tissue structures have a higher elasticity and flexibility than necrotic tissue and are more resistant to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment and, usually, a reduced pain sensation. The Company believes SonicOne establishes a new standard in wound bed preparation, the essential first step in the healing process, while contributing to a faster patient healing.

TheraSkin®

TheraSkin is a biologically active human skin allograft that has all of the relevant characteristics of human skin, including living cells, growth factors, and a collagen matrix, needed to heal wounds. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is regulated by the FDA as a Human Cells, Tissues, and Cellular and Tissue-Based Product. LifeNet processes and supplies TheraSkin to the Company under a supply and distribution agreement that gives the Company exclusive rights to sell TheraSkin in the United States. TheraSkin is indicated for use on all external skin tissue wounds, including but not limited to difficult to heal diabetic foot ulcers, venous leg ulcers, dehisced surgical wounds, necrotizing fasciitis, burns, Mohs and wounds with exposed structures.

Therion®

Therion is indicated for use as a cover and barrier for homologous use for wound care and surgical procedures. Therion is a dehydrated and terminally sterilized chorioamniotic allograft derived from human placental membrane and is regulated by the FDA as a Human Cells, Tissues, and Cellular and Tissue-Based Product. CryoLife processes and supplies Therion to the Company under a supply and distribution agreement that gives the Company exclusive rights to distribute the product in the United States. CryoLife processes Therion using a proprietary process that removes the maternal-derived decidua cells from the placental membrane, leaving the amnion and chorion layers in their native configuration.

In the United States, the Company sells its products through its direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, the Company sells BoneScalpel and SonaStar through distributors who then resell the products to hospitals. The Company sells to all major markets in the Americas, Europe, Middle East, Asia Pacific, and Africa.

The Company manufactures and sells its products in two global reportable business segments: the Surgical segment (consisting of its BoneScalpel and SonaStar products) and the Wound segment (consisting of its SonicOne, TheraSkin and Therion products). The Company’s sales force also operates as two segments, Surgical and Wound Care.

Risks and Uncertainties

The Company’s business is subject to material risks and uncertainties as a result of the coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is rapidly evolving. The Company’s customers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which have and are likely to continue to impact demand for the Company’s products. The Company is also monitoring news reports that indicate that several States and local jurisdictions within the U.S. are experiencing new increases in the rate of infection by COVID-19 which could result in further mitigation efforts. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on the Company’s business as hospitals and surgery centers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions and the Company’s ability to benefit from them remains uncertain.

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

Major Customers and Concentration of Credit Risk

For the three months ended September 30, 2020, the Company did not have any customers exceeding 10% of total revenue. Revenues from one customer of the Surgical Segment represents approximately $1.5 million of the Company’s Consolidated Revenues for the three months ended September 30, 2019.

At September 30, 2020 and June 30, 2020, the Company’s accounts receivable with customers outside the United States were approximately $2.4 million and $2.0 million, respectively, and $0.7 million and $0.8 million were over 90 days past due at September 30, 2020 and June 30, 2020.

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

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of the Company’s basic and diluted earnings per share calculation:

	For the three months
	September 30,
	2020	2019
Numerator for basic earnings per share:

Net (loss) income	$(4,978,652)	$1,796,492
Less allocation of earnings to participating securities	-	(38,725)
Net (loss) income available to common shareholders	$(4,978,652)	$1,757,767

Numerator for diluted earnings per share:

Net (loss) income	$(4,978,652)	$1,757,767
Less allocation of earnings to participating securities	-	(36,769)
Net (loss) income available to common shareholders	$(4,978,652)	$1,720,998

Denominator for basic earnings per share	17,213,686	9,686,402

Dilutive effect of stock options	-	526,683

Diluted weighted average shares outstanding	17,213,686	10,213,085

Diluted EPS for the three months ended September 30, 2020 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of basic and diluted EPS are the dilutive effect of options to purchase 295,694 shares of common stock for the three months ended September 30, 2020. Also excluded from the calculation of earnings per share for the three months ended September 30, 2020 and 2019 are the unvested restricted stock awards that were issued in December 2016.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all long-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition and classification in the income statement. The Company adopted ASC 842 on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option recognizes a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption instead of the earliest period presented. The Company adopted the optional ASC 842 transition provisions beginning on July 1, 2019. Accordingly, the Company will continue to apply Topic 840 prior to July 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. The Company elected the package of practical expedients for all its leases that commenced before July 1, 2019. The Company has evaluated its real estate lease, its copier leases and its generator rental agreements. The adoption of ASC 842 did not materially impact the Company’s balance sheet and had an immaterial impact on its results of operations. Based on the Company’s current agreements, upon the adoption of ASC 842 on July 1, 2019, the Company recorded an operating lease liability of approximately $0.4 million and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with the Company’s leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company used its incremental borrowing rate of 10.5% based on information available at July 1, 2019 to determine the present value of its future minimum rental payments.

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

2. Revenue Recognition

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”): 1) the Company accounts for amounts collected from customers for sales and other taxes net of related amounts remitted to tax authorities; 2) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 3) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling, general and administrative expenses; 4) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; 5) the Company will utilize the right-to-invoice practical expedient with regard to the recognition of revenue upon the purchase of consumable goods in connection with a product placement/consignment arrangement.

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

Revenue derived from the shipping and billing of product is recorded upon shipment, when transfer of control occurs for products shipped freight on board (“F.O.B.”) shipping. Products shipped F.O.B. destination are recorded as revenue when received at the point of destination when the transfer of control is completed. Shipments under agreements with distributors are not subject to return, and payment for these shipments is not contingent on sales by the distributor. Accordingly, the Company recognizes revenue on shipments to distributors in the same manner as with other customers under the ship and bill process.

Revenue derived from the rental of equipment is recorded on a monthly basis over the term of the lease. Shipments of consumable products to these rental customers is recorded as orders are received and shipments are made F.O.B. destination or F.O.B. shipping.

Revenue derived from consignment agreements is earned as consumables product orders are fulfilled. Therefore, revenue is recognized as control passes to the customer, which is typically when shipments are made F.O.B shipping or F.O.B destination.

Revenue derived from service and maintenance contracts is recognized evenly over the life of the service agreement as the services are performed.

The following table disaggregates the Company’s product revenue by sales channel and geographic location:

	For the three months ended
	September 30,
	2020	2019
Total
Surgical	$9,099,464	$9,611,298
Wound	8,635,878	1,534,624
Total	$17,735,342	$11,145,922

Domestic:
Surgical	$6,215,171	$5,115,022
Wound	8,528,240	1,429,886
Total	$14,743,411	$6,544,908

International:
Surgical	$2,884,293	$4,496,276
Wound	107,638	104,738
Total	$2,991,931	$4,601,014

The Company’s international sales include a concentration in China, aggregating $0.4 million and $1.5 million for the three months ended September 2020 and 2019, respectively.

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

At September 30, 2020 and June 30, 2020, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. The Company’s current and long-term debt arrangements are classified as level 2 financial instruments.

4. Inventories

Inventories are summarized as follows:

	September 30,	June 30,
	2020	2020
Raw material	$7,501,649	$7,000,453
Work-in-process	253,819	467,037
Finished goods	6,307,552	6,813,034
	14,063,020	14,280,524
Less obsolescence reserve	(268,301)	(269,840)
Inventory, net	$13,794,719	$14,010,684

5. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $0.7 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Inventory items used for demonstration purposes, subject to a rental agreement or provided on consignment are included in property, plant and equipment and are depreciated using the straight-line method over estimated useful lives of 3 to 5 years. Depreciation of generators that are consigned to customers is expensed over a 5-year period, and depreciation is charged to selling expenses.

6. Goodwill

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. The Company reviews goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company also compares its market capitalization to the value of its goodwill to review for evidence of impairment. The Company completes its annual goodwill impairment tests as of March 31 of each year. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate an interim impairment tests during the three months ended September 30, 2020. There were no goodwill impairments recorded during the three months ended September 30, 2020 and 2019.

	Surgical	Wound	Total

Balance as of June 30, 2019	$1,701,094	$-	$1,701,094

Acquisition of Solsys	-	109,086,682	109,086,682
Goodwill (gross)	1,701,094	109,086,682	110,787,776
Accumulated impairment losses	-	-	-

Balance as of September 30, 2019	$1,701,094	$109,086,682	$110,787,776

Balance as of June 30, 2020	$1,701,094	$106,609,256	$108,310,350

Purchase price accounting adjustments		(75,686)	(75,686)
Goodwill (gross)	1,701,094	106,533,570	108,234,664

Accumulated impairment losses	-	-	-

Balance as of September 30, 2020	$1,701,094	$106,533,570	$108,234,664

7. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents, net of accumulated amortization, totaled $764,968 and $784,318 at September 30, 2020 and June 30, 2020, respectively. Amortization expense for the three months ended September 30, 2020 and 2019 was $35,000 and $32,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of September 30, 2020:

2021	$103,499
2022	88,603
2023	87,471
2024	79,521
2025	72,984
Thereafter	332,890
$764,968

8. Intangible Assets

In connection with the Solsys Acquisition, the Company acquired intangible assets primarily consisting of customer relationships, trade names and non-competition agreements. Amortization expense for the three months ended September 30, 2020 and 2019 were $0.4 million and $0, respectively. The table below summarizes the intangible assets acquired:

	September 30,	June 30,	Amortization
	2020	2020	Period

Customer relationships	$9,500,000	$9,500,000	15 years
Trade names	12,800,000	12,800,000	15 years
Non-competition agreements	200,000	200,000	1 year

Total	22,500,000	22,500,000
Less accumulated amortization	(1,642,121)	(1,218,864)

Net intangible assets	$20,857,879	$21,281,136

The following is a schedule of estimated future intangible asset amortization expense by fiscal year as of September 30, 2020:

2021	$1,117,386
2022	1,489,848
2023	1,489,848
2024	1,489,848
2025	1,489,848
Thereafter	13,781,101
$20,857,879

9. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	September 30,	June 30,
	2020	2020

Accrued payroll, payroll taxes and vacation	$2,639,531	$2,277,752
Accrued bonus	455,402	417,000
Accrued commissions	962,987	1,678,966
Professional fees	291,253	355,145
Vendor, tax and other accruals	2,779,916	2,786,888

Accrued expenses and other current liabilities	$7,129,089	$7,515,751

10. Stock-Based Compensation Plans

Stock Option Awards

For the three months ended September 30, 2020 and 2019, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans, excluding the compensation cost for restricted stock, was $0.6 million and $0.2 million, respectively. As of September 30, 2020, there was approximately $6.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.9 years, which includes $0.5 million of unrecognized compensation expense on restricted stock awards.

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

There were options to purchase 18,000 granted during the three months ended September 30, 2020 and no options to purchase shares granted during September 30, 2019. The fair value was estimated based on the weighted average assumptions of:

	For the three months ended
	September 30, 2020
	2020	2019
Risk-free interest rates	0.34%	-
Expected option life in years	6.02	-
Expected stock price volatility	60.37%	-
Expected dividend yield	0%	-

A summary of option activity under the Company’s equity plans as of September 30, 2020, and changes during the three months ended September 30, 2020 is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Outstanding as of June 30, 2020	1,778,070	$11.81	$5,164,938
Vested and exercisable at June 30, 2020	683,442	$9.16	$3,156,051
Granted	18,000	12.88
Exercised	(8,313)	2.88
Forfeited	(14,499)	10.31
Expired	-	-
Outstanding as of September 30, 2020	1,773,258	$11.87	$3,027,014
Vested and exercisable at September 30, 2020	763,593	$9.60	$2,095,613

The number and weighted-average grant-date fair value of stock options which vested during the three months ended September 30, 2020 was 88,464 and $6.78, respectively. The number and weighted-average grant-date fair value of non-vested stock options at September 30, 2020 was 1,009,665 and $7.27, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk-free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million at the date of grant. Compensation expense recorded in the three months ended September 30, 2020 and 2019 related to these awards was $0.1 million and $0.1 million, respectively. As of September 30, 2020, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 2.1 years. The awards contain a combination of vesting terms that include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At September 30, 2020, the Company has estimated that it is probable that the performance conditions of the outstanding awards will be met. As of September 30, 2020, 240,200 shares from this set of awards have vested.

11. Commitments and Contingencies

Leases

The Company has entered into operating leases primarily for real estate and office copiers. These leases generally have terms that range from 1 year to 6 years. These operating leases are included in “Lease right-of-use assets” on the Company’s September 30, 2020 consolidated balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities” on the Company’s September 30, 2020 consolidated balance sheet. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $0.4 million and lease liabilities for operating leases of approximately $0.4 million on July 1, 2019. Operating lease right-of-use assets and liabilities commencing after July 1, 2019 are recognized at their commencement date based on the present value of lease payments over the lease term. As of September 30, 2020, total right-of-use assets and operating lease liabilities were approximately $1.3 million and $1.4 million, respectively. As of June 30, 2020, total right-of-use assets and operating lease liabilities were approximately $1.1 million and $1.1 million, respectively. The Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company’s consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2020 and 2019, the Company recognized approximately $0.1 million and $0.1 million, respectively, in total operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used for any leases entered into during the three months ended September 30, 2020 was 10.9%. There were no new leases entered into in the prior period. The incremental borrowing rate used upon transition to ASC 842 was 10.5%.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Three months ended
	September 30,
	2020	2019

Cash paid for operating lease liabilities	$144,916	$93,420
Right of use assets obtained in exchange for new operating lease obligations	$342,933	$1,301,009

	September 30,
	2020	2019

Weighted-average remaining lease term (in years)	3.13	4.00
Weighted-average discount rate	10.6%	10.5%

Maturities of lease liabilities as of September 30, 2020 were as follows:

2021	$453,165
2022	494,092
2023	273,917
2024	274,512
2025	129,211
Thereafter	1,643
1,626,540
Less imputed interest	(258,909)

Total lease liabilities	$1,367,631

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

12. Financing Arrangements

Notes payable consists of the following as of September 30, 2020 and June 30, 2020:

	September 30,	June 30,
	2020	2020

Revolving credit facility	$9,200,000	$8,400,000
PPP Note Payable	5,199,487	5,199,487
Term loans	30,095,761	30,095,762
	44,495,248	43,695,249
Less current portion of notes payable	(7,216,324)	(5,099,744)
Notes payable	$37,278,924	$38,595,505

Following are the scheduled maturities of the notes payable for the twelve-month periods ending June 30:

2021	$5,099,744
2022	7,599,743
2023	31,795,761
2024	-
2025	-

$44,495,248

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

Borrowings under the New Credit Facility were used in part to repay the amount of $3.75 million outstanding under the Prior Solsys Credit Agreement, and the balance may be used by the Company for general corporate purposes and working capital. The New Credit Facility matures on December 26, 2022. Interest on outstanding indebtedness under the New Credit Facility accrues at a rate equal to the greater of the “Prime Rate” and 5.25%. In addition, on each year anniversary of the Effective Date, the Company is required to pay an anniversary fee of $0.1 million.

The New Loan and Security Agreement contains representations and warranties and covenants that the Company believes are customary for agreements of this type, including covenants applicable to the Company and its subsidiaries limiting indebtedness, liens, substantial asset sales and mergers as well as financial maintenance covenants and other provisions. The New Loan and Security Agreement contains customary events of default. Upon the occurrence of an event of default, the lender may accelerate the indebtedness under the New Credit Facility, provided, that in the case of certain bankruptcy or insolvency events of default, the indebtedness under the New Credit Facility will automatically accelerate. If the New Credit Facility or the New Loan and Security Agreement terminates before the maturity date of December 26, 2022, then the Company must pay the then-owing amounts, in addition to a termination fee equal to 1% of the New Credit Facility at that time. The termination fee would not apply if the New Credit Facility or the New Loan and Security Agreement terminates before the maturity date for either of the following reasons: (1) the New Credit Facility is replaced with another new credit facility from Silicon Valley Bank or (2) Silicon Valley Bank sells, transfers, assigns or negotiates its obligations, rights and benefits under the New Loan and Security Agreement and related loan documentation to another person or entity that is not an affiliate of Silicon Valley Bank and the Company terminates the New Loan and Security Agreement or the New Credit Facility within sixty days thereof (unless the Company consented to that sale, transfer, assignment or negotiation)

As of September 30, 2020, the outstanding principal balance of the New Credit Facility is $9.2 million.

Notes Payable

On September 27, 2019, the Company entered into an amended and restated credit agreement (“SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) pursuant to a commitment letter whereby SWK (a) consented to the Solsys Acquisition and (b) agreed to provide financing to the Company. Through the Solsys Acquisition, the Company became party to a $20.1 million note payable to SWK. The SWK credit facility originally provided an additional $5.0 million in financing, totaling approximately $25.1 million and a maturity date of June 30, 2023. Prior to the Amendment Date (as defined below), the interest rate applicable to the loans made under the SWK Credit Agreement varied between LIBOR plus 7.00% and LIBOR plus 10.25%, depending on the Company’s consolidated EBITDA or market capitalization. On December 23, 2019 (the “Amendment Date”) the parties amended the SWK Credit Agreement (as so amended, the “Amended SWK Credit Agreement”) to, among other things, provide an additional $5 million of term loans, for total aggregate borrowings of up to approximately $30.1 million, to modify the interest payable thereunder, which now varies between LIBOR plus 7.50% and LIBOR plus 10.25%, depending on the Company’s consolidated EBITDA or market capitalization, and to amend the financial covenants thereunder. The maturity date of the Amended SWK Credit Agreement remains June 30, 2023. As of September 30, 2020, the outstanding principal balance of the term loans under the Amended SWK Credit Agreement is approximately $30.1 million.

Beginning in March 2021, the Company is required to make principal payments of $1.25 million per quarter under the Amended SWK Credit Agreement.

The Company may prepay the loans subject to a prepayment fee of (a) $800,000 if such prepayment is made prior to September 27, 2021, (b) 1.00% of the amount prepaid if such prepayment is on or after September 27, 2021 and prior to September 27, 2022 and (c) at par if such prepayment is made on or after September 27, 2022.

Under the terms of the Amended SWK Credit Agreement, the Company is required to meet certain additional financial covenants requiring, among other things, (a) a minimum amount of unencumbered liquid assets that varies based on the Company’s market capitalization, (b) minimum aggregate revenue of specified amounts for the nine month period ending March 31, 2020, and for the twelve month period ending on the last day of the subsequent fiscal quarters and (c) minimum EBITDA at levels that will vary based on the Company’s market capitalization. The Company’s obligations under the Amended SWK Credit Agreement are (i) guaranteed by Misonix OpCo, Inc., and (ii) secured by a first lien on substantially all assets of the Company, Solsys and Misonix OpCo, Inc. and a second lien position on accounts receivable and inventory of the same entities

Paycheck Protection Program Loan

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

The PPP Loan has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. Interest and principal payments are deferred for the first six months of the loan. Thereafter, monthly interest and principal payments are due until the loan is fully satisfied at the end of 24 months. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. The PPP provides for borrowers to apply for forgiveness for some or all of the loan based on meeting certain criteria. Given that the SBA continues to issue guidance surrounding the criteria for loan forgiveness, it is unclear as to when and if the Company might apply for forgiveness, and if it does, whether such application will be approved by the SBA.

13. Related Party Transactions

Minoan Medical (Pty) Ltd. (“Minoan”) (formerly Applied BioSurgical) is an independent distributor for the Company in South Africa. The chief executive officer of Minoan is also the brother of Stavros G. Vizirgianakis, the Company’s Chief Executive Officer.

Set forth below is a table showing the Company’s net revenues for the three months ended September 30, 2020 and 2019 and accounts receivable at September 30, 2020 and 2019 with Minoan:

	For the three months ended
	September 30,
	2020	2019

Sales	$359,486	$625,134
Accounts receivable	$631,115	$426,142

14. Income Taxes

For the three months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $0 and $4.1 million, respectively. For the three months ended September 30, 2020 and 2019, the effective rate of 0% and 178% varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act contains various corporate tax provisions; however, these benefits do not impact Company’s current tax provision.

15. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Starting with the third quarter 2020, the Company began operating in two segments, organized by its sales channels and product types – the Surgical and the Wound segment. Prior to the third quarter 2020, the Company operated as one segment. Prior period information has been presented on the basis of the new segmentation. The Surgical segment consists of the Company’s BoneScalpel and SonaStar products and the Wound segment consists of the Company’s SonicOne, TheraSkin and Therion products. The Company has concluded that its Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. The CODM evaluates the segments using gross profit and gross profit margin. The Company does not allocate its assets by segment, and therefore does not disclose assets by segment.

Segment gross profit include:

For the three months ended September 30, 2020	Surgical	Wound	Consolidated

Total revenue	$9,099,464	$8,635,878	$17,735,342

Gross profit	$6,311,403	$6,313,338	$12,624,741

For the three months ended September 30, 2019	Surgical	Wound	Consolidated

Total revenue	$9,611,298	$1,534,624	$11,145,922

Gross profit	$6,702,021	$1,207,254	$7,909,275

Worldwide revenue for the Company’s products is categorized as follows:

	For the three months ended
	September 30,
	2020	2019
Domestic	$14,743,411	$6,544,908
International	2,991,931	4,601,014
Total	$17,735,342	$11,145,922

All of the Company’s long-lived assets are located in the United States. Our international revenue includes a concentration in China, aggregating to $0.4 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively.

16. Acquisitions Solsys Medical, LLC

On September 27, 2019, the Company completed the Solsys Acquisition. The purchase price was approximately $108.6 million, based on the Company’s issuance of 5,703,082 shares of Misonix common stock as acquisition consideration, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition were $4.5 million. Of these transaction costs, $3.1 million were charged to general and administrative expenses on the Consolidated Statement of Operations and $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction. For the three months ended September 30, 2019, transaction costs expensed in general and administrative expenses were $1.8 million. As of September 30, 2019, transaction costs capitalized to additional paid in capital were $1.3 million.

The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805. U.S. GAAP requires that one of the companies in the transactions be designated as the acquirer for accounting purposes based on the evidence available. Misonix was treated as the acquiring entity for accounting purposes

The final Solsys purchase price allocation as of September 30, 2020 is shown in the following table:

Cash	$5,525,601
Accounts receivable	6,173,371
Inventory	98,911
Prepaid expenses	88,863
Indemnified asset - sales tax	150,000
Property and equipment	673,353
Lease assets	946,617
Customer relationships	9,500,000
Trade names	12,800,000
Non-competition agreements	200,000
Accounts payable and other current liabilities	(4,694,878)
Lease liabilities	(860,490)
Deferred tax liability	(4,575,507)
Notes payable	(23,915,701)

Total identifiable net assets	2,110,140
Goodwill	106,533,570
Total consideration	$108,643,710

The fair values of the Solsys assets and liabilities were determined based on preliminary estimates and assumptions that management believes are reasonable. Goodwill decreased by $0.1 million during the three months ended September 30, 2020 as a result of final refinements relating to the purchase price valuation of Solsys.

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

	September 30,	June 30,	Amortization
	2020	2020	Period

Customer relationships	$9,500,000	$9,500,000	15 years
Trade names	12,800,000	12,800,000	15 years
Non-competition agreements	200,000	200,000	1 year

Total	22,500,000	22,500,000
Less accumulated amortization	(1,642,121)	(1,218,864)

Net intangible assets	$20,857,879	$21,281,136

Solsys’ operations were consolidated with those of the Company for the period September 27, 2019 through September 30, 2020. Had the acquisition occurred as of the beginning of fiscal 2018, revenue and net loss, on a pro forma basis excluding transaction fees and the one-time tax benefit, for the combined company would have been as follows:

	For the three months ended
	September 30,
	2020	2019

Revenue	$17,735,342	$19,490,717

Net loss	$(4,978,652)	$(4,601,195)

Pro forma net loss for the three months ended September 30, 2019 was adjusted to exclude $3.0 million of acquisition-related costs, include $4.1 million of acquisition-related income tax benefit, include $0.2 million of additional interest expense related to new and refinanced borrowings that occurred as a result of the acquisition, and include $0.4 million of amortization expense related to the intangible assets acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in Part I - Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2020, for the fiscal year ended June 30, 2020 (“2020 Form 10-K”). Item 7 of the 2020 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the three months ended September 30, 2020.

Forward Looking Statements

In this document, we refer to Misonix, Inc. and its subsidiaries (unless the context otherwise requires) as “we,” “our,” “us,” the “Company” or “Misonix.” With the exception of historical information contained in this Form 10-Q, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include general economic conditions, the impact of COVID-19, or other pandemics, including any increased rates in infection, and the impact of related governmental, individual and business responses. This includes our ability to obtain or forecast accurate surgical procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, surgical procedures; curtailed or delayed capital spending by hospitals and surgical centers; potential closures of our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; the ability of our staff to travel to work, our ability to maintain adequate inventories and delivery capabilities, the impact on our customers and supply chain, and the impact on demand in general. These forward-looking statements are also subject to uncertainties and change resulting from delays and risks associated with the performance of contracts; risks associated with international sales and currency fluctuations; uncertainties as a result of research and development; acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevancy; risks involved in introducing and marketing new products, potential acquisitions, consumer and industry acceptance, litigation and/or court proceedings, including the timing and monetary requirements of such activities, the timing of finding strategic partners and implementing such relationships; regulatory risks including clearance of pending and/or contemplated 510(k) filings; our ability to achieve and maintain profitability in the our business lines, access to capital, and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements

Acquisition of Solsys Medical, LLC

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

Due to these effects and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. In addition, our customers may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as COVID-19 reached a global pandemic level in March, we experienced significant decline in procedure volume in the U.S., as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and other public health bodies have recommended delaying elective surgeries at different times and geographies during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our product.

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

For more information, see “Item 1A. Risk Factors” in our 2020 Form 10-K - “Our business and operations could be adversely affected by health epidemics, such as the recent COVID-19 pandemic, impacting the markets and communities in which we and our customers operate” and “The COVID-19 global pandemic has disrupted our operations and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with certain covenants in our debt facilities.”

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

On April 5, 2020, we applied for an unsecured $5.2 million loan under the Paycheck Protection Program, or the PPP Loan. The Paycheck Protection Program, or PPP, was established under CARES Act and is administered by the U.S. Small Business Administration. On April 10, 2020, the PPP loan was approved and funded. We entered into a promissory note with JP Morgan Chase evidencing the unsecured $5.2 million loan. The promissory note has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs. The PPP provides for borrowers to apply for forgiveness for some or all of the loan based on meeting certain criteria. Given that the SBA continues to issue guidance surrounding the criteria for loan forgiveness, it is unclear as to when and if the Company might apply for forgiveness, and if it does, whether such application will be approved by the SBA.

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

Three months ended September 30, 2020 and 2019

Our revenues by category for the three months ended September 30, 2020 and 2019 are as follows:

	For the three months ended
	September 30,		Net change
	2020	2019	$	%
Total
Surgical	$9,099,464	$9,611,298	$(511,834)	-5.3%
Wound	8,635,878	1,534,624	7,101,254	462.7%
Total	$17,735,342	$11,145,922	$6,589,420	59.1%

Domestic:
Surgical	$6,215,171	$5,115,022	$1,100,149	21.5%
Wound	8,528,240	1,429,886	7,098,354	496.4%
Total	$14,743,411	$6,544,908	$8,198,503	125.3%

International:
Surgical	$2,884,293	$4,496,276	$(1,611,983)	-35.9%
Wound	107,638	104,738	2,900	2.8%
Total	$2,991,931	$4,601,014	$(1,609,083)	-35.0%

Revenues

Total revenue increased 59.1% or $6.6 million to $17.7 million in the first quarter of fiscal 2021, from $11.1 million in the first quarter of fiscal 2020.

The revenue increase is principally attributable to the addition of $7.1 million of domestic wound product sales, $6.7 million of which is attributable to TheraSkin, resulting from the Solsys Acquisition. Domestic surgical revenue increased by 21.5%, or $1.1 million based on strength from our new product, neXus. International revenue decreased 35.0% or $1.6 million due in part to the weakness resulting from the COVID-19 pandemic, which impacted international markets, including China.

Gross profit

Gross profit in the first quarter of fiscal 2021 was 71.2% of revenue, approximately the same as the 71.0% gross profit margin recorded in the first quarter of fiscal 2020. The gross profit margin on TheraSkin sales is similar to our legacy products.

Selling expenses

Selling expenses increased by $5.8 million, or 110.9% to $11.0 million in the first quarter of fiscal 2021 from $5.2 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019. Additional factors impacting selling expenses include increased freight expense on higher sales, increased depreciation expense from the higher level of generator consignments to customers, and higher bad debt expense, offset by a reduction in travel, meals, meetings and trade shows due to the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased by $0.2 million, or 5.8% to $4.5 million in the first quarter of fiscal 2021 from $4.2 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019.

Research and development expenses

Research and development expenses increased by $0.5 million or 62.1% to $1.3 million in the first quarter of fiscal 2021 from $0.8 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019.

Income taxes

For the three months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $0 and $4.1 million, respectively. For the three months ended September 30, 2020 and 2019, the effective rate of 0% and 178% varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

The acquisition of Solsys originally resulted in the recognition of deferred tax liabilities of approximately $4.1 million in 2019 related primarily to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its deferred tax assets. The deferred tax liabilities generated from the business combination is netted against the Company’s pre-existing deferred tax assets. Consequently, this resulted in a release of $4.1 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

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

Fiscal First Quarter of 2020

Working capital at September 30, 2020 was $42 million. For the three months ended September 30, 2020, cash used in operations was $3.8 million, mainly due to an increase in inventory of $0.8 million, an increase in accounts receivable of $2.0 million due to higher sales in the quarter, and from our loss from operations for the period plus non-cash items, of $1.2 million.

Cash used by investing activities during the three months ended September 30, 2020 was $0.1 million, and consisted of purchases of property, plant and equipment, as well as acquisition of additional patents.

Cash provided by financing activities during the three months ended September 30, 2020 was $0.8 million, principal from net additional borrowings on our term loan and revolving credit facility.

We have $7.2 million of debt principal payments due during the next twelve-month period ending September 30, 2021. We estimate that we will make approximately $3.4 million in debt interest payments from October 1, 2020 through September 30, 2021.

As of September 30, 2020, we had cash and cash equivalents of approximately $34.9 million. The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and created significant volatility and disruption of financial markets. As a result, we experienced a significant decline in revenue since March 2020 and the pandemic has made it more challenging for management to estimate future performance of our businesses and liquidity needs, particularly over the near to medium term. However, management currently believes that we have sufficient cash to finance operations for at least the next 12 months following the issuance date of the consolidated financial statements included herein.

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

Fiscal First Quarter of 2019

As of September 30, 2019, we had a cash balance of approximately $12.9 million.

Working capital at September 30, 2019 was $21.6 million. For the three-month period ended September 30, 2019, cash used in operating activities was $5.4 million, mainly due to the release of the valuation allowance on deferred tax assets of $4.1 million, an increase in inventory of $2.2 million, and an increase in accounts receivable of $1.9 million, offset by $2.7 million of net income and other non-cash expenses.

Cash provided by investing activities for the three-month period ended September 30, 2019 was $5.4 million, primarily due to the cash received upon the acquisition of Solsys.

Cash provided by financing activities for the three-month period ended September 30, 2019 was $5.0 million resulting from proceeds from borrowings.

Financing Transactions

See Note 12 to our consolidated financial statements included herein for a summary of our financing transactions.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to goodwill, intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on cash and cash equivalents and certain items in inventory.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that from time to time in the future we will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to our business. We expect that we will vigorously contest any such claims or lawsuits and believe that the ultimate resolution of any such known claim or lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Please refer to the information set out under the heading “Risk Factors” in the 2020 Form 10-K for the fiscal year ended June 30, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. We do not believe there have been any material changes in these risk factors. Additional risks not currently known to us or that we do not currently consider material may also materially adversely affect our financial condition and results of operations in the future.

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

MISONIX, INC.

Dated: November 5, 2020	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Chief Financial Officer

