Form 10-Q
period 2020-12-31
MISONIX INC
filed 2021-02-04
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	MSON	Nasdaq Global Market

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of January 25, 2021, there were 17,391,589 shares of the registrant’s common stock, $.0001 par value, outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,833,836	$37,978,809
Accounts receivable, less allowance for doubtful accounts of $2,202,392 and $2,573,968, respectively	11,077,214	11,064,768
Inventories, net	13,222,262	14,010,684
Prepaid expenses and other current assets	1,248,170	1,668,244
Total current assets	58,381,482	64,722,505

Property, plant and equipment, net of accumulated amortization and depreciation of $14,089,699 and $12,715,917, respectively	8,023,305	7,304,258
Patents, net of accumulated amortization of $1,413,910 and $1,341,976, respectively	786,007	784,318
Goodwill	108,234,664	108,310,350
Intangible assets	20,485,417	21,281,136
Lease right-of-use assets	1,202,017	1,098,830
Other assets	246,230	322,310
Total assets	$197,359,122	$203,823,707

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,656,252	$4,273,568
Accrued expenses and other current liabilities	7,075,399	7,515,751
Current portion of lease liabilities	508,870	414,058
Current portion of notes payable	2,888,604	5,099,744
Total current liabilities	13,129,125	17,303,121

Non-current liabilities:
Notes payable	41,006,645	38,595,505
Lease liabilities	739,714	723,553
Deferred tax liabilities	33,293	33,293
Other non-current liabilities	498,938	516,665
Total liabilities	55,407,715	57,172,137

Commitments and contingencies

Shareholders’ equity
Common stock, $.0001 par value; shares authorized 40,000,000; 17,377,748 and 17,369,435 shares issued and outstanding in each period	1,738	1,737
Additional paid-in capital	187,504,189	185,961,104
Accumulated deficit	(45,554,520)	(39,311,271)
Total shareholders’ equity	141,951,407	146,651,570

Total liabilities and shareholders’ equity	$197,359,122	$203,823,707

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenue	$18,256,410	$19,721,986	$35,991,752	$30,867,908
Cost of revenue	5,264,699	5,945,108	10,375,300	9,181,755
Gross profit	12,991,711	13,776,878	25,616,452	21,686,153

Operating expenses:
Selling expenses	8,423,075	11,800,565	19,392,753	17,001,147
General and administrative expenses	3,918,950	5,149,715	8,371,277	9,357,522
Research and development expenses	968,377	1,087,449	2,218,551	1,858,860
Total operating expenses	13,310,402	18,037,729	29,982,581	28,217,529
Loss from operations	(318,691)	(4,260,851)	(4,366,129)	(6,531,376)

Other income (expense):
Interest income	2,920	5,293	4,012	24,170
Interest expense	(949,105)	(833,035)	(1,882,828)	(869,132)
Other	279	(380)	1,696	(1,143)
Total other expense	(945,906)	(828,122)	(1,877,120)	(846,105)

Loss from operations before income taxes	(1,264,597)	(5,088,973)	(6,243,249)	(7,377,481)

Income tax benefit	-	-	-	4,085,000

Net loss	$(1,264,597)	$(5,088,973)	$(6,243,249)	$(3,292,481)

Net loss per share:
Basic	$(0.07)	$(0.33)	$(0.36)	$(0.26)
Diluted	$(0.07)	$(0.33)	$(0.36)	$(0.26)

Weighted average shares - Basic	17,217,948	15,222,870	17,215,817	12,439,860
Weighted average shares - Diluted	17,217,948	15,222,870	17,215,817	12,439,860

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Total
	Number		paid-in	Accumulated	shareholders’
	of shares	Amount	capital	deficit	equity

Balance, September 30, 2019	15,353,185	$1,535	$151,308,485	$(20,096,406)	$131,213,615
Net loss	-	-	-	(5,088,973)	(5,088,973)
Proceeds from exercise of stock options	138,375	14	1,164,234	-	1,164,248
Stock registration fees	-	-	(74,836)	-	(74,836)
Stock-based compensation	-	-	404,652	-	404,652
Balance, December 31, 2019	15,491,560	$1,549	$152,802,535	$(25,185,379)	$127,618,705

Balance, June 30, 2019	9,646,728	$96,468	$43,500,478	$(21,892,897)	$21,704,049
Net loss	-	-	-	(3,292,482)	(3,292,482)
Proceeds from exercise of stock options	141,750	14	1,175,070	-	1,175,084
Equity restructuring in current period	-	(151,964)	151,964	-	-
Issuance of shares for acquisition of Solsys	5,703,082	57,031	108,586,679	-	108,643,710
Stock registration fees	-	-	(1,361,392)	-	(1,361,392)
Stock-based compensation	-	-	749,736	-	749,736
Balance, December 31, 2019	15,491,560	$1,549	$152,802,535	$(25,185,379)	$127,618,705

Balance, September 30, 2020	17,377,748	$1,738	$186,751,178	$(44,289,923)	$142,462,993
Net loss	-	-	-	(1,264,597)	(1,264,597)
Stock-based compensation	-	-	753,011	-	753,011
Balance, December 31, 2020	17,377,748	$1,738	$187,504,189	$(45,554,520)	$141,951,407

Balance, June 30, 2020	17,369,435	$1,737	$185,961,104	$(39,311,271)	$146,651,570
Net loss	-	-	-	(6,243,249)	(6,243,249)
Proceeds from exercise of stock options	8,313	1	23,941	-	23,942
Stock-based compensation	-	-	1,519,144	-	1,519,144
Balance, December 31, 2020	17,377,748	$1,738	$187,504,189	$(45,554,520)	$141,951,407

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	December 31,
	2020	2019

Operating activities
Net loss	$(6,243,249)	$(3,292,481)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,241,436	1,426,172
Rent expense from operating lease right-of-use asset	299,216	265,201
Bad debt expense	524,401	-
Reserve for contract asset	-	960,000
Stock-based compensation	1,519,144	749,736
Release of valuation allowance on deferred tax assets	-	(4,085,000)
Changes in operating assets and liabilities:
Accounts receivable	(126,707)	(2,096,665)
Inventories	(1,213,494)	(5,673,609)
Prepaid expenses and other current assets	420,074	(481,817)
Lease and other assets	(215,351)	(187,512)
Accounts payable and accrued expenses	(2,409,850)	(1,008,698)
Net cash used in operating activities	(5,204,380)	(13,424,673)

Investing activities
Acquisition of property, plant and equipment	(90,911)	(211,347)
Additional patents	(73,624)	(71,893)
Cash from acquisition of Solsys Medical, LLC	-	5,525,601
Net cash (used in) provided by investing activities	(164,535)	5,242,361

Financing activities
Proceeds from notes payable	17,800,000	18,750,000
Repayments of notes payable	(17,600,000)	(3,819,940)
Stock registration and investment bank fees	-	(1,361,392)
Proceeds from exercise of stock options	23,942	1,175,084
Net cash provided by financing activities	223,942	14,743,752

Net (decrease) increase in cash and cash equivalents	(5,144,973)	6,561,440
Cash and cash equivalents at the beginning of the period	37,978,809	7,842,403
Cash and cash equivalents at the end of the period	$32,833,836	$14,403,843

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,851,453	$814,577
Income taxes	$-	$550
Transfer of inventory to property, plant and equipmment for consignment of product	$2,001,917	$1,940,179
Stock issued for the acquisition of Solsys Medical, LLC	$-	$108,643,710
Right-of-use assets obtained in exchange for new operating lease liabilities	$338,101	$1,448,077

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2020 and 2019

(Unaudited)

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies

Basis of Presentation

These Condensed Consolidated Financial Statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its subsidiaries, each of which is 100% owned. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Form 10-K”), which provides a more complete explanation of the Company’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of interim results.

Organization and Business

Misonix designs, manufactures, markets, sells and distributes minimally invasive surgical ultrasonic medical devices and markets, sells and distributes skin allografts and wound care products used to support healing of wounds, and which complement Misonix’s ultrasonic medical devices. Misonix’s ultrasonic products are used for precise bone sculpting, removal of soft and hard tumors and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, general surgery, plastic surgery, wound care and maxillo-facial surgery.

The Company strives to have its proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. The Company intends to accomplish this, in part, by utilizing its best-in-class surgical ultrasonic technology to improve patient outcomes in spinal surgery, neurosurgery and wound care. The Company’s neXus generator combines the capabilities of its three legacy ultrasonic products into a single system that can be used to perform soft and hard tissue resections. The Company continues to market and sell these legacy ultrasonic products, which are:

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

neXus’ increased power improves tissue resection rates for both soft and hard tissue removal making it a unique surgical platform for a variety of different surgical specialties. In addition, neXus’ ease of use enables physicians to fully leverage neXus’ impressive set of capabilities via its digital touchscreen display and smart system setup. The Company’s current ultrasonic applications; BoneScalpel, SonaStar and SonicOne all work on the neXus generator. This allows a hospital to access all of the Company’s product offerings on this all in one console. neXus received FDA 510(k) clearance in June 2019 and received its CE mark clearance in July 2019 for sale in Europe. neXus is principally sold in the United States.

BoneScalpel®

The BoneScalpel is a state of the art, ultrasonic bone cutting and sculpting system capable of enabling precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. The Company believes BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting and sculpting and removal, leading to substantial time-savings and increased operation efficiencies.

SonaStar®

The SonaStar System provides powerful and precise aspiration following the ultrasonic ablation of soft tissue. The SonaStar has been used for a wide variety of surgical procedures applying both open and minimally invasive approaches, including neurosurgery and general surgery. The SonaStar may also be used with OsteoSculpt® probe tips, which enable the precise shaping or shaving of bony structures that prevent open access to partially or completely hidden soft tissue masses.

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

TheraSkin®

TheraSkin is a biologically active human skin allograft that has all of the relevant characteristics of human skin needed to heal wounds, including living cells, growth factors, and a collagen matrix. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is regulated by the FDA as a Human Cells, Tissues, and Cellular and Tissue-Based Product. LifeNet processes and supplies TheraSkin to the Company under a supply and distribution agreement that gives the Company exclusive rights to sell TheraSkin in the United States. TheraSkin is indicated for use on all external skin tissue wounds, including but not limited to difficult to heal diabetic foot ulcers, venous leg ulcers, dehisced surgical wounds, necrotizing fasciitis, burns, Mohs and wounds with exposed structures.

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

TheraGenesis®

TheraGenesis is a Bilayer Wound Matrix and Meshed Bilayer Wound Matrix consisting of a porcine collagen sponge layer and a silicone film layer that provides a scaffold for cellular invasion and capillary growth for management of wounds including partial and full-thickness wounds, chronic wounds, surgical wounds, trauma wounds and draining wounds. The Company obtains TheraGenesis under an exclusive supply and distribution agreement with Gunze Limited that gives the Company exclusive rights to distribute the product in the United States.

Sales and Distribution; Reportable Segments

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

The Company manufactures and sells its products in two global reportable business segments: the Surgical segment (consisting of its neXus, BoneScalpel and SonaStar products) and the Wound segment (consisting of its SonicOne, TheraSkin, Therion , and TheraGenesis products). The Company’s sales force also operates as two segments, Surgical and Wound Care.

Risks and Uncertainties

The Company’s business is subject to material risks and uncertainties as a result of the coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic continues to rapidly evolve. The Company’s customers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which have and are likely to continue to impact demand for the Company’s products. The Company is also monitoring news reports that indicate that several states and local jurisdictions within the U.S. are experiencing new increases in the rate of infection by COVID-19 which could result in further mitigation efforts. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on the Company’s business as hospitals and surgery centers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions and the Company’s ability to benefit from them remains uncertain.

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

Major Customers and Concentration of Credit Risk

For the three months ended December 31, 2020, the Company had one customer in the Surgical segment with revenues of $2.3 million that exceeded 10% of total revenue. For the six months ended December 31, 2020 and the three and six months ended December 31, 2019, the Company did not have any customers exceeding 10% of total revenue.

At December 31, 2020 and June 30, 2020, the Company’s accounts receivable with customers outside the United States were approximately $1.5 million and $2.0 million, respectively, and $0.5 million and $0.8 million were over 90 days past due at December 31, 2020 and June 30, 2020.

If one or more of the Company’s major customers continues to be adversely affected by COVID-19 or otherwise as a result of the current market environment, that may result in a material decline in the Company’s business received from them. Additionally, the Company may face an increased risk of its customers’ inability to make payments or remain solvent.

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

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of the Company’s basic and diluted earnings per share calculation:

	For the three months		For the six months
	December 31,		December 31,
	2020	2019	2020	2019

Basic weighted average shares outstanding	17,217,948	15,222,870	17,215,817	12,439,860
Dilutive effect of restricted stock awards (participating securities)	-	-	-	-

Denominator for basic earnings per share	17,217,948	15,222,870	17,215,817	12,439,860

Dilutive effect of stock options	-	-	-	-

Diluted weighted average shares outstanding	17,217,948	15,222,870	17,215,817	12,439,860

Diluted EPS for the three and six months ended December 31, 2020 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of basic and diluted EPS are the dilutive effect of options to purchase 212,027 and 408,926 shares of common stock for the three months ended December 31, 2020 and 2019, respectively, and the dilutive effect of options to purchase 214,641 and 466,412 shares of common stock for the six months ended December 31, 2020 and 2019, respectively. Also excluded from the calculation of earnings per share for the three and six months ended December 31, 2020 and 2019 are the unvested restricted stock awards that were issued in December 2016.

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

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, establishing the allowance for doubtful accounts, valuation of inventory, depreciation, valuation of assets acquired and liabilities assumed in business combinations, asset impairment evaluations, establishing deferred tax assets and related valuation allowances, and stock-based compensation accounting. Actual results could differ from those estimates.

2. Revenue Recognition

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”): 1) the Company accounts for amounts collected from customers for sales and other taxes net of related amounts remitted to tax authorities; 2) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 3) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling, general and administrative expenses; 4) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; 5) the Company utilizes the right-to-invoice practical expedient with regard to the recognition of revenue upon the purchase of consumable goods in connection with a product placement/consignment arrangement.

Recognition of Revenue

The Company generates revenue from the sale and leasing of medical equipment, from the sale of consumable products used with medical equipment in surgical procedures, from the sale of TheraSkin, Therion and TheraGenesis, and from product supply and licensing arrangements. In the United States, the Company’s products are marketed primarily through a hybrid sales approach that includes direct sales representatives, managed by regional sales managers, along with independent distributors. Outside the United States, the Company sells BoneScalpel, SonaStar, and SonicOne to specialty distributors who purchase products to resell to their clinical customer bases. The Company sells to all major markets in the Americas, Europe, Middle East, Asia Pacific, and Africa. Revenue is disaggregated from contracts between products under ship and bill arrangements and licensing agreements, and by geography, which the Company believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.

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

Revenue derived from service and maintenance contracts is recognized evenly over the life of the service agreement as the services are performed.

The following table disaggregates the Company’s product revenue by sales channel and geographic location:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Total
Surgical	$10,119,125	$9,988,559	$19,218,588	$19,599,856
Wound	8,137,285	9,733,427	16,773,164	11,268,052
Total	$18,256,410	$19,721,986	$35,991,752	$30,867,908

Domestic:
Surgical	$6,771,467	$5,652,381	$12,986,637	$10,767,402
Wound	8,054,039	9,606,332	16,582,280	11,036,219
Total	$14,825,506	$15,258,713	$29,568,917	$21,803,621

International:
Surgical	$3,347,658	$4,336,178	$6,231,951	$8,832,454
Wound	83,246	127,095	190,884	231,833
Total	$3,430,904	$4,463,273	$6,422,835	$9,064,287

The Company’s international sales include a concentration in China, aggregating $0.7 million and $1.0 million for the three and six months ended December 31, 2020, respectively, and $1.6 million and $3.1 million for the three and six months ended December 31, 2019, respectively.

Beginning with the quarter ended March 31, 2020, Misonix adopted certain changes in its quarterly financial results related to the presentation of its sales performance supplemental data to more accurately reflect the Company’s two separate sales channels - its Surgical and Wound product divisions. The Surgical division includes the Company’s neXus, BoneScalpel and SonaStar product lines, and the Wound division includes the Company’s SonicOne, TheraSkin, Therion, and TheraGenesis product lines. As a result, the Company presents total, domestic and international sales performance supplemental data for its Surgical and Wound divisions. Further, in the third quarter of 2020, the Company began operating in two business segments, and disclosing the Surgical and Wound businesses as its two segments.

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

At December 31, 2020 and June 30, 2020, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. The Company’s current and long-term debt arrangements are classified as level 2 financial instruments.

4. Inventories

Inventories are summarized as follows:

	December 31,	June 30,
	2020	2020
Raw material	$7,598,133	$7,000,453
Work-in-process	144,860	467,037
Finished goods	6,027,729	6,813,034
	13,770,722	14,280,524
Less obsolescence reserve	(548,460)	(269,840)
Inventory, net	$13,222,262	$14,010,684

5. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $1.4 million and $1.0 million for the six months ended December 31, 2020 and 2019, respectively. Inventory items used for demonstration purposes, subject to a rental agreement or provided on consignment are included in property, plant and equipment and are depreciated using the straight-line method over estimated useful lives of 3 to 5 years. Depreciation of generators that are consigned to customers is expensed over a 5-year period, and depreciation is charged to selling expenses.

6. Goodwill

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. The Company reviews goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company also compares its market capitalization to the value of its goodwill to review for evidence of impairment. The Company completes its annual goodwill impairment tests as of March 31 of each year. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate an interim impairment test during the six months ended December 31, 2020. There were no goodwill impairments recorded during the three and six months ended December 31, 2020 and 2019.

Schedule of Goodwill

	Surgical	Wound	Total

Balance as of June 30, 2019	$1,701,094	$-	$1,701,094

Acquisition of Solsys	-	109,086,682	109,086,682
Purchase price accounting adjustments	-	(253,517)	(253,517)
Goodwill (gross)	1,701,094	108,833,165	110,534,259
Accumulated impairment losses	-	-	-

Balance as of December 31, 2019	$1,701,094	$108,833,165	$110,534,259

Balance as of June 30, 2020	$1,701,094	$106,609,256	$108,310,350

Purchase price accounting adjustments	--	(75,686)	(75,686)
Goodwill (gross)	1,701,094	106,533,570	108,234,664

Accumulated impairment losses	-	-	-

Balance as of December 31, 2020	$1,701,094	$106,533,570	$108,234,664

7. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents, net of accumulated amortization, totaled $0.8 million and $0.8 million at December 31, 2020 and June 30, 2020, respectively. Amortization expense for the six months ended December 31, 2020 and 2019 was $72,000 and $63,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of December 31, 2020:

2021	$71,480
2022	94,813
2023	93,681
2024	84,713
2025	77,690
Thereafter	363,630
$786,007

8. Intangible Assets

In connection with the Solsys Acquisition, the Company acquired intangible assets primarily consisting of customer relationships, trade names and non-competition agreements. Amortization expense for the six months ended December 31, 2020 and 2019 were $0.8 million and $0.4, respectively. The table below summarizes the intangible assets acquired:

	December 31,	June 30,	Amortization
	2020	2020	Period

Customer relationships	$9,500,000	$9,500,000	15 years
Trade names	12,800,000	12,800,000	15 years
Non-competition agreements	200,000	200,000	1 year

Total	22,500,000	22,500,000
Less accumulated amortization	(2,014,583)	(1,218,864)

Net intangible assets	$20,485,417	$21,281,136

The following is a schedule of estimated future intangible asset amortization expense by fiscal year as of December 31, 2020:

2021	$744,924
2022	1,489,848
2023	1,489,848
2024	1,489,848
2025	1,489,848
Thereafter	13,781,101
$20,485,417

9. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	December 31,	June 30,
	2020	2020

Accrued payroll, payroll taxes and vacation	$2,412,807	$2,277,752
Accrued bonus	927,854	417,000
Accrued commissions	1,179,627	1,678,966
Professional fees	168,996	355,145
Vendor, tax and other accruals	2,386,115	2,786,888

Accrued expenses and other current liabilities	$7,075,399	$7,515,751

10. Stock-based Compensation Plans

Stock Option Awards

For the three and six months ended December 31, 2020 and 2019, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans, excluding the compensation cost for restricted stock, was $0.6 million and $1.3 million, and $0.3 million and $0.5 million, respectively. As of December 31, 2020, there was approximately $6.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.7 years, which includes $0.4 million of unrecognized compensation expense on restricted stock awards.

Stock options typically expire 10 years from the date of grant and vest over service periods, which typically are four years. All options are granted at fair market value, as defined in the applicable plans.

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

There were options to purchase 48,000 and 185,500 shares granted during the six months ended December 30, 2020 and 2019, respectively. The fair value was estimated based on the weighted average assumptions of:

	For the three months ended
	December 31, 2020
	2020	2019
Risk-free interest rates	0.44%	1.67%
Expected option life in years	5.73	6.25
Expected stock price volatility	59.32%	54.69%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of December 31, 2020, and changes during the six months ended December 31, 2020 is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Outstanding as of June 30, 2020	1,778,070	$11.81	$5,164,938
Vested and exercisable at June 30, 2020	683,442	$9.16	$3,156,051
Granted	48,000	13.37
Exercised	(8,313)	2.88
Forfeited	(37,921)	10.56
Expired	-	-
Outstanding as of December 31, 2020	1,779,836	$11.92	$3,787,095
Vested and exercisable at December 31, 2020	911,824	$10.25	$2,816,404

The number and weighted-average grant-date fair value of stock options which vested during the six months ended December 31, 2020 was 237,535 and $7.07, respectively. The number and weighted-average grant-date fair value of non-vested stock options at December 31, 2020 was 868,012 and $7.31, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk-free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million at the date of grant. Compensation expense recorded in the three and six months ended December 31, 2020 and 2019 related to these awards was $0.1 million and $0.2 million, and $0.1 million and $0.2 million, respectively. As of December 31, 2020, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.6 years. The awards contain a combination of vesting terms that include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At December 31, 2020, the Company has estimated that it is probable that the performance conditions of the outstanding awards will be met. As of December 31, 2020, 240,200 shares from this set of awards have vested.

11. Commitments and Contingencies

Leases

The Company has entered into operating leases primarily for real estate and office copiers. These leases generally have terms that range from 1 year to 6 years. These operating leases are included in “Lease right-of-use assets” on the Company’s Condensed Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities” on the Company’s Condensed Consolidated Balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $0.4 million and lease liabilities for operating leases of approximately $0.4 million on July 1, 2019. Operating lease right-of-use assets and liabilities commencing after July 1, 2019 are recognized at their commencement date based on the present value of lease payments over the lease term. As of December 31, 2020, total right-of-use assets and operating lease liabilities were approximately $1.2 million and $1.2 million, respectively. As of June 30, 2020, total right-of-use assets and operating lease liabilities were approximately $1.1 million and $1.1 million, respectively. The Company has entered into various short-term operating leases with an initial term of 12 months or less. These leases are not recorded on the Company’s Condensed Consolidated Balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. During the six months ended December 31, 2020 and 2019, the Company recognized approximately $0.3 million and $0.2 million, respectively, in total operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used for leases entered into during the six months ended December 31, 2020 was 10.9%. There were no new leases entered into in the prior period. The incremental borrowing rate used upon transition to ASC 842 was 10.5%.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows

	Six months ended
	December 31,
	2020	2019

Cash paid for operating lease liabilities	$294,742	$203,449
Right of use assets obtained in exchange for new operating lease obligations	$338,101	$1,301,009

	December 31,
	2020	2019
Weighted-average remaining lease term (in years)	2.96	4.00
Weighted-average discount rate	10.6%	10.5%

Maturities of lease liabilities as of December 31, 2020 were as follows:

2021	303,339
2022	494,092
2023	273,917
2024	274,512
2025	129,211
Thereafter	1,643
Total payments	1,476,714
Less imputed interest	(228,130)

Total lease liabilities	$1,248,584

Former Chinese Distributor - Litigation

On March 23, 2017, the Company’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against the Company and certain of its officers and directors in the United States District Court for the Eastern District of New York, alleging that the Company improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted the Company’s motion to dismiss each of the tort claims asserted against the Company, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. The Company believes that it has various legal and factual defenses to the allegations in the complaint and intends to defend the action vigorously. Fact discovery in the case is ongoing, and there is no trial date currently set.

12. Financing Arrangements

Notes payable consists of the following as of December 31, 2020 and June 30, 2020:

	December 31,	June 30,
	2020	2020

Revolving credit facility	$8,600,000	$8,400,000
PPP Note Payable	5,199,487	5,199,487
Term loans	30,095,762	30,095,762
	43,895,249	43,695,249
Less current portion of notes payable	(2,888,604)	(5,099,744)
Notes payable	$41,006,645	$38,595,505

Following are the scheduled maturities of the notes payable for the twelve-month periods ending June 30:

2021	$-
2022	6,449,487
2023	13,600,000
2024	5,000,000
2025	18,845,762

Total	$43,895,249

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

As of December 31, 2020, the outstanding principal balance of the New Credit Facility is $8.6 million.

Notes Payable

On September 27, 2019, the Company entered into an amended and restated credit agreement (“SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) pursuant to a commitment letter whereby SWK (a) consented to the Solsys Acquisition and (b) agreed to provide financing to the Company. Through the Solsys Acquisition, the Company became party to a $20.1 million note payable to SWK. The SWK credit facility originally provided an additional $5.0 million in financing, totaling approximately $25.1 million, a maturity date of June 30, 2023, and an interest rate that varied between LIBOR plus 7.00% and LIBOR plus 10.25% (depending on the Company’s consolidated EBITDA or market capitalization).

On December 23, 2019 the parties amended the SWK Credit Agreement (as so amended, the “Amended SWK Credit Agreement”) to, among other things, provide an additional $5 million of term loans, for total aggregate borrowings of up to approximately $30.1 million, to modify the interest payable to between LIBOR plus 7.50% and LIBOR plus 10.25% (depending on the Company’s consolidated EBITDA or market capitalization), and to amend the financial covenants thereunder.

On December 16, 2020 the parties further amended the SWK Credit Agreement to, among other things, (1) modify the interest payable to accrue interest at a variable rate of the greater of 2.0% or the three-month LIBOR, with a maximum variable rate of 3%, plus a margin of between 7.5% and 10.25% (depending on the Company’s EBITDA or market capitalization), (2) extend the interest only period such that quarterly principal payments of $1.25 million will begin in May, 2022, (3) extend the maturity date to June 30, 2024, (4) increase the exit fee to 2.0% of the principal amount of all loans advanced to the Company, and (5) extend the period during which the Company is obligated to pay a prepayment penalty to March, 2023.

The Company may prepay the loans subject to a prepayment fee of (a) 3.2% of the amount prepaid if such prepayment is made prior to September 27, 2021, (b) 1.00% of the amount prepaid if such prepayment is made on or after September 27, 2021 and prior to March 31, 2023 or (c) $0 if such prepayment is made on or after March 31, 2023.

As of December 31, 2020, the outstanding principal balance of the term loans under the Amended SWK Credit Agreement is approximately $30.1 million.

Under the terms of the Amended SWK Credit Agreement, the Company is required to meet certain additional financial covenants requiring, among other things, (a) a minimum amount of unencumbered liquid assets that varies based on the Company’s market capitalization, (b) minimum aggregate revenue of specified amounts for the nine month period ending March 31, 2020, and for the 12 month period ending on the last day of the subsequent fiscal quarters and (c) minimum EBITDA at levels that will vary based on the Company’s market capitalization. The Company’s obligations under the Amended SWK Credit Agreement are (i) guaranteed by Misonix OpCo, Inc., and (ii) secured by a first lien on substantially all assets of the Company, Solsys and Misonix OpCo, Inc. and a second lien position on accounts receivable and inventory of the same entities

Paycheck Protection Program Loan

On April 5, 2020, the Company applied for an unsecured $5.2 million loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 10, 2020, the PPP loan was approved and funded. Misonix entered into a promissory note with JP Morgan Chase evidencing the unsecured $5.2 million loan. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs.

The PPP Loan has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. In October 2020, the SBA released guidance that allows borrowers an additional ten months of deferral of the start of principal and interest payments. Therefore, interest and principal payments are now deferred for the first sixteen months of the loan. Thereafter, monthly interest and principal payments are due until the loan is fully satisfied at the end of 24 months. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. The PPP provides for borrowers to apply for forgiveness for some or all of the loan based on meeting certain criteria. Given that the SBA continues to issue guidance surrounding the criteria for loan forgiveness, it is unclear as to when and if the Company might apply for forgiveness, and if it does, whether such application will be approved by the SBA.

13. Related Party Transactions

Minoan Medical (Pty) Ltd. (“Minoan”) (formerly Applied BioSurgical) is an independent distributor for the Company in South Africa. The chief executive officer of Minoan is also the brother of Stavros G. Vizirgianakis, the Company’s Chief Executive Officer.

Set forth below is a table showing the Company’s net revenues for the six months ended December 31, 2020 and 2019 and accounts receivable at December 31, 2020 and 2019 with Minoan:

	For the six months ended
	December 31,
	2020	2019

Sales	$850,838	$1,060,248
Accounts receivable	$554,160	$367,132

14. Income Taxes

There was no income tax expense or benefit for the three and six months ended December 31, 2020, and the three months ended December 31, 2019. For the six months ended December 31, 2019, the Company recorded an income tax benefit of $4.1 million. For the three and six months ended December 31, 2020 and 2019, the effective rate of 0% and 0%, and 0% and 55%, respectively, varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act contains various corporate tax provisions; however, these benefits do not impact Company’s current tax provision.

15. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Starting with the quarter ended March 31, 2020, the Company began operating in two segments, organized by its sales channels and product types – the Surgical and the Wound segment. Prior to the quarter ended March 31, 2020, the Company operated as one segment. Prior period information has been presented on the basis of the new segmentation. The Surgical segment consists of the Company’s neXus, BoneScalpel, and SonaStar products and the Wound segment consists of the Company’s SonicOne, TheraSkin, Therion and TheraGenesis products. The Company has concluded that its Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. The CODM evaluates the segments using gross profit and gross profit margin. The Company does not allocate its assets by segment, and therefore does not disclose assets by segment.

Segment gross profit include:

	Surgical	Wound	Consolidated

For the three months ended December 31, 2020

Total revenue	$10,119,125	$8,137,285	$18,256,410

Gross profit	$7,087,955	$5,903,756	$12,991,711

	Surgical	Wound	Consolidated

For the six months ended December 31, 2020

Total revenue	$19,218,588	$16,773,164	$35,991,752

Gross profit	$13,399,357	$12,217,095	$25,616,452

	Surgical	Wound	Consolidated
For the three months ended December 31, 2019

Total revenue	$9,988,559	$9,733,427	$19,721,986

Gross profit	$6,711,081	$7,065,797	$13,776,878

	Surgical	Wound	Consolidated
For the six months ended December 31, 2019

Total revenue	$19,599,856	$11,268,052	$30,867,908

Gross profit	$13,413,101	$8,273,052	$21,686,153

Worldwide revenue for the Company’s products is categorized as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Domestic	$14,825,506	$15,258,713	$29,568,917	$21,803,621
International	3,430,904	4,463,273	6,422,835	9,064,287
Total	$18,256,410	$19,721,986	$35,991,752	$30,867,908

All of the Company’s long-lived assets are located in the United States. The Company’s international revenue includes a concentration in China, aggregating $0.7 million and $1.0 million for the three and six months ended December 31, 2020, respectively, and $1.6 million and $3.1 million for the three and six months ended December 31, 2019, respectively.

16. Acquisitions Solsys Medical, LLC

On September 27, 2019, the Company completed the Solsys Acquisition. The purchase price was approximately $108.6 million, based on the Company’s issuance of 5,703,082 shares of Misonix common stock as acquisition consideration, valued at $19.05 per share. In addition, the Company incurred business transaction costs in connection with the acquisition of $4.5 million. Of these transaction costs, $3.1 million were charged to general and administrative expenses on the Condensed Consolidated Statement of Operations and $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction. For the six months ended December 31, 2019, transaction costs expensed in general and administrative expenses were $1.8 million. As of December 31, 2019, transaction costs capitalized to additional paid in capital were $1.4 million.

The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805. U.S. GAAP requires that one of the companies in the transactions be designated as the acquirer for accounting purposes based on the evidence available. Misonix was treated as the acquiring entity for accounting purposes.

The purchase price allocation of the Solsys acquisition was completed as of September 30, 2020, and is shown in the following table:

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

The fair values of the Solsys assets and liabilities were determined based on estimates and assumptions that management believes are reasonable. The goodwill from the acquisition of Solsys, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from combining the operations of Solsys and the Company’s existing business.

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

	December 31,	June 30,	Amortization
	2020	2020	Period

Customer relationships	$9,500,000	$9,500,000	15 years
Trade names	12,800,000	12,800,000	15 years
Non-competition agreements	200,000	200,000	1 year

Total	22,500,000	22,500,000
Less accumulated amortization	(2,014,583)	(1,218,864)

Net intangible assets	$20,485,417	$21,281,136

Solsys’ operations were consolidated with those of the Company for the period September 27, 2019 through December 31, 2020. Had the acquisition occurred as of the beginning of fiscal 2018, revenue and net loss, on a pro forma basis excluding transaction fees and the one-time tax benefit, for the combined company would have been as follows:

	For the six months ended
	December 31,
	2020	2019

Revenue	$35,991,752	$39,212,703

Net loss	$(6,243,249)	$(9,246,809)

Pro forma net loss for the six months ended December 31, 2019 was adjusted to include $4.1 million of acquisition-related income tax benefit, include $0.2 million of additional interest expense related to new and refinanced borrowings that occurred as a result of the acquisition, and include $0.4 million of amortization expense related to the intangible assets acquired, offset by acquisition-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2020, for the fiscal year ended June 30, 2020 (“2020 Form 10-K”). Item 7 of the 2020 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the six months ended December 31, 2020.

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

Acquisition of Solsys Medical, LLC

On September 27, 2019, we completed our acquisition of Solsys Medical, LLC (“Solsys”), a medical technology company focused on the regeneration and healing of soft tissue associated with chronic wounds and surgical procedures. Solsys’ primary product is TheraSkin, a living cell wound therapy indicated to treat all external wounds from head-to-toe. The purchase price was approximately $108.6 million, representing 5,703,082 shares of Misonix common stock, valued at $19.05 per share. In addition, we incurred business transaction costs in connection with the acquisition of $4.5 million. Of these transaction costs, $3.1 million were charged to general and administrative expenses on the Condensed Consolidated Statement of Operations and $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction. The results of operations of Solsys are included in our Condensed Consolidated Statement of Operations beginning on September 27, 2019.

Overview

We design, manufacture, market, sell and distribute minimally invasive surgical ultrasonic medical devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, plastic surgery, wound care and maxillo-facial surgery. We also exclusively market, sell and distribute skin allografts and wound care products used to support healing of wounds, and which complement our ultrasonic medical devices.

We strive to have our proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. We intend to accomplish this, in part, by utilizing our best-in-class surgical ultrasonic technology to improve patient outcomes in spinal surgery, neurosurgery and wound care. Our neXus generator combines the capabilities of our three legacy ultrasonic products into a single system that can be used to perform soft and hard tissue resections. We also continue to market and sell these legacy ultrasonic products, which are:

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

neXus®

neXus is a next generation integrated ultrasonic surgical platform that combines all the features of our existing solutions, including BoneScalpel, SonicOne and SonaStar, into a single fully integrated platform that will also serve to power future solutions. The neXus platform is driven by a new proprietary digital algorithm that results in more power, efficiency, and control. The device incorporates Smart Technology that allows for easier setup and use.

neXus’ increased power improves tissue resection rates for both soft and hard tissue removal making it a unique surgical platform for a variety of different surgical specialties. In addition, neXus’ ease of use enables physicians to fully leverage neXus’ impressive set of capabilities via its digital touchscreen display and smart system setup. Our current ultrasonic applications; BoneScalpel, SonaStar and SonicOne all work on the neXus generator. This allows a hospital to access all of our product offerings on this all in one console. We principally sell neXus in the United States.

BoneScalpel®

The BoneScalpel is a state of the art, ultrasonic bone cutting and sculpting system capable of enabling precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. We believe that BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting and sculpting and removal, leading to substantial time-savings and increased operation efficiencies.

SonaStar®

The SonaStar System provides powerful and precise aspiration following the ultrasonic ablation of soft tissue. The SonaStar has been used for a wide variety of surgical procedures applying both open and minimally invasive approaches, including neurosurgery and general surgery. The SonaStar may also be used with OsteoSculpt® probe tips, which enable the precise shaping or shaving of bony structures that prevent open access to partially or completely hidden soft tissue masses.

SonicOne®

The SonicOne Ultrasonic Cleansing and Debridement System is a highly innovative, tissue specific approach for the effective removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue specific capability is, in part, due to the fact that healthy and viable tissue structures have a higher elasticity and flexibility than necrotic tissue and are more resistant to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment and, usually, a reduced pain sensation. We believe that SonicOne establishes a new standard in wound bed preparation, the essential first step in the healing process, while contributing to a faster patient healing.

TheraSkin®

TheraSkin is a biologically active human skin allograft that has all of the relevant characteristics of human skin needed to heal wounds, including living cells, growth factors, and a collagen matrix. TheraSkin is derived from human skin tissue from consenting and highly screened donors and is regulated by the FDA as a Human Cells, Tissues, and Cellular and Tissue-Based Product. LifeNet processes and supplies TheraSkin to us under a supply and distribution agreement that gives us exclusive rights to sell TheraSkin in the United States. TheraSkin is indicated for use on all external skin tissue wounds, including but not limited to difficult to heal diabetic foot ulcers, venous leg ulcers, dehisced surgical wounds, necrotizing fasciitis, burns, Mohs and wounds with exposed structures.

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

TheraGenesis®

TheraGenesis is a Bilayer Wound Matrix and Meshed Bilayer Wound Matrix consisting of a porcine collagen sponge layer and a silicone film layer that provides a scaffold for cellular invasion and capillary growth for management of wounds including partial and full-thickness wounds, chronic wounds, surgical wounds, trauma wounds and draining wounds. We obtain TheraGenesis under an exclusive supply and distribution agreement with Gunze Limited that gives us exclusive rights to distribute the product in the United States.

Sales and Distribution; Reportable Segments

In the United States, we sell our products through our direct sales force, in addition to a network of commissioned agents assisted by Misonix personnel. Outside of the United States, we sell BoneScalpel and SonaStar through distributors who then resell the products to hospitals. We sell to all major markets in the Americas, Europe, Middle East, Asia Pacific, and Africa.

We manufacture and sell our products in two global reportable business segments: the Surgical segment (consisting of our neXus, BoneScalpel and SonaStar products) and the Wound segment (consisting of our SonicOne, TheraSkin, Therion, and TheraGenesis products). Our sales force also operates as two segments, Surgical and Wound Care.

Impact of COVID-19 Pandemic

In March of 2020, the World Health Organization designated the novel coronavirus disease (COVID-19) as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Principally beginning in March 2020, year-over-year consolidated revenue trends began to weaken rapidly and materially. This trend continued through the end of our fiscal year ended June 30, 2020. While we have seen consolidated revenue trends improve, we cannot be certain that these improving trends will continue. Overall, we expect consolidated revenue to be impacted negatively and materially in fiscal 2021 and for negative impacts to continue until COVID-19 and related economic and medical conditions improve.

We continue to execute on our business continuity plans and our crisis management response to address the challenges related to the COVID-19 pandemic. Since March, our headquarters have remained open, however, some of our employees have been working from home, with only certain essential employees not working remotely. For employees who are not working remotely, we have instituted social distancing protocols, increased the level of cleaning and sanitizing at those sites and undertaken other actions to make these sites safer. We have also significantly reduced employee travel to only essential business needs. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has adversely affected our internal controls, financial reporting systems or our operations.

Our sales teams are focused on how to meet changing needs of our customers in this environment.

As a result of the COVID-19 pandemic, we experienced a disruption to our global supply chain of our products and a decrease in sales due to a decrease in elective surgical procedures. While this disruption began to alleviate during the quarter ended December 31, 2020, many States in which we operate are experiencing a resurgence of COVID-19 cases and we expect that this could result in further disruptions. The ultimate effect of these disruptions, including the extent of their adverse effect on our financial and operational results, will be impacted by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic, the number of cases presenting in the jurisdictions in which we operate, and the effect of governmental regulations and other restrictions that might be imposed in response to the pandemic.

Due to these effects and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. In addition, our customers may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, we have experienced and may continue to experience a significant decline in procedure volume in the U.S., as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and other public health bodies have recommended delaying elective surgeries at different times and geographies during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our product. While many countries are past their initial peak with COVID-19, many regions, including several States and local jurisdictions within the U.S., are now experiencing new increases in the rate of infection by COVID-19. To the extent individuals and hospital systems further de-prioritize, delay or cancel elective medical procedures, our business, cash flows, financial condition and results of operations will further be negatively affected.

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on our long-term business as hospitals and surgical centers curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our salesforce’s ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could further significantly reduce our sales and our ability to ship our products and supply our customers. We are continuing to monitor closely indications that several states and local jurisdictions within the U.S. are experiencing new increases in the rate of infection by COVID-19, which could result in further mitigation efforts, the impact of these new increases on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, business partners, and distribution channels. Any of these events could negatively impact the number of surgical procedures performed using our products and have a material adverse effect on our business, financial condition, results of operations, or cash flows. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses. COVID-19 also makes it more challenging for us to estimate the future performance of our businesses, particularly over the near to medium term. As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. To the extent the business disruption continues for an extended period, additional cost reductions will be considered.

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

Impact of Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in March 2020, in response to the COVID-19 pandemic. The CARES Act and related rules and guidelines include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments that we are deferring to future periods. While the CARES Act contains these and various other corporate tax provisions; these benefits do not impact our current tax provision.

On April 5, 2020, we applied for an unsecured $5.2 million loan under the Paycheck Protection Program, or the PPP Loan. The Paycheck Protection Program, or PPP, was established under CARES Act and is administered by the U.S. Small Business Administration. On April 10, 2020, the PPP loan was approved and funded. We entered into a promissory note with JP Morgan Chase evidencing the unsecured $5.2 million loan. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs. In October 2020, the SBA released guidance that allows borrowers an additional ten months of deferral of the start of principal and interest payments. Therefore, interest and principal payments are now deferred for the first sixteen months of the loan. Thereafter, monthly interest and principal payments are due until the loan is fully satisfied at the end of 24 months. The promissory note has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. The PPP provides for borrowers to apply for forgiveness for some or all of the loan based on meeting certain criteria. Given that the SBA continues to issue guidance surrounding the criteria for loan forgiveness, it is unclear as to when or if we might apply for forgiveness, and if we do, whether such application will be approved by the SBA.

Other than as outlined above, we do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere herein.

Three months ended December 31, 2020 and 2019

Our revenues by category for the three months ended December 31, 2020 and 2019 are as follows:

	For the three months ended
	December 31,		Net change
	2020	2019	$	%
Total
Surgical	$10,119,125	$9,988,559	$130,566	1.3%
Wound	8,137,285	9,733,427	(1,596,142)	-16.4%
Total	$18,256,410	$19,721,986	$(1,465,576)	-7.4%

Domestic:
Surgical	$6,771,467	$5,652,381	$1,119,086	19.8%
Wound	8,054,039	9,606,332	(1,552,293)	-16.2%
Total	$14,825,506	$15,258,713	$(433,207)	-2.8%

International:
Surgical	$3,347,658	$4,336,178	$(988,520)	-22.8%
Wound	83,246	127,095	(43,849)	-34.5%
Total	$3,430,904	$4,463,273	$(1,032,369)	-23.1%

Revenues

Total revenue decreased 7.4%, or $1.5 million, to $18.3 million in the second quarter of fiscal 2021, from $19.7 million in the second quarter of fiscal 2020.

The revenue decrease is principally attributable to a $1.6 million decrease in wound product sales. Wound sales have been more significantly impacted by the effects of COVID-19 than Surgical sales in the United States. Domestic surgical revenue increased by 19.8%, or $1.1 million based on strength from our new product, neXus. International revenue decreased 23.1% or $1.0 million due in part to the weakness resulting from the COVID-19 pandemic, which impacted international markets earlier and more severely than in the U.S., including China.

Gross profit

Gross profit in the second quarter of fiscal 2021 was 71.2% of revenue, slightly higher than the 69.9% gross profit margin recorded in the second quarter of fiscal 2020, due to shifts in product mix and the mix of domestic and international revenues.

Selling expenses

Selling expenses decreased by $3.4 million, or 28.6%, to $8.4 million in the second quarter of fiscal 2021 from $11.8 million in the prior year period. The decrease in selling expenses is primarily attributable to lower sales commissions and shipping costs resulting from lower Wound sales, as well as lower costs for travel, meals, meetings and trade shows due to the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses decreased by $1.2 million, or 23.9%, to $3.9 million in the second quarter of fiscal 2021 from $5.1 million in the prior year period. The decrease is primarily due to a contract asset write off of $1.0 million in the prior year period, along with cost reductions implemented in fiscal 2021.

Research and development expenses

Research and development expenses decreased by $0.1 million, or 10.9%, to $1.0 million in the second quarter of fiscal 2021 from $1.1 million in the prior year period.

Income taxes

There was no income tax expense or benefit for the three months ended December 31, 2020 and 2019. For the three months ended December 31, 2020 and 2019, the effective rate of 0% and 0% varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets.

Six months ended December 31, 2020 and 2019

Our revenues by category for the six months ended December 31, 2020 and 2019 are as follows:

	For the six months ended
	December 31,		Net change
	2020	2019	$	%
Total
Surgical	$19,218,588	$19,599,856	$(381,268)	-1.9%
Wound	16,773,164	11,268,052	5,505,112	48.9%
Total	$35,991,752	$30,867,908	$5,123,844	16.6%

Domestic:
Surgical	$12,986,637	$10,767,402	$2,219,235	20.6%
Wound	16,582,280	11,036,219	5,546,061	50.3%
Total	$29,568,917	$21,803,621	$7,765,296	35.6%

International:
Surgical	$6,231,951	$8,832,454	$(2,600,503)	-29.4%
Wound	190,884	231,833	(40,949)	-17.7%
Total	$6,422,835	$9,064,287	$(2,641,452)	-29.1%

Revenues

Total revenue increased 16.6%, or $5.1 million, to $36.0 million in the first half of fiscal 2021, from $30.9 million in the corresponding period of fiscal 2020.

The revenue increase is principally attributable to the increase of $5.5 million of domestic Wound product sales, $4.6 million of which is attributable to TheraSkin, resulting from the Solsys Acquisition on September 27, 2019. International revenue decreased 29.1%, or $2.6 million, due in part to the weakness resulting from the COVID-19 pandemic, which impacted international markets, including China.

Gross profit

Gross profit in the first half of fiscal 2021 was 71.2% of revenue, slightly higher than the 70.3% gross profit margin recorded in the first half of fiscal 2020, due to shifts in product mix and the mix of domestic and international revenues.

Selling expenses

Selling expenses increased by $2.4 million, or 14.1%, to $19.4 million in the first half of fiscal 2021 from $17.0 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019. Additionally, selling expenses have decreased resulting from cost reduction efforts put in place as a result of COVID-19, including lower travel, meals, meetings and trade shows.

General and administrative expenses

General and administrative expenses decreased by $1.0 million, or 10.5%, to $8.4 million in the first half of fiscal 2021 from $9.4 million in the comparable prior year period. The decrease is primarily due to the decrease in M&A fees relating to the acquisition of Solsys on September 27, 2019, along with cost reductions implemented in fiscal 2021.

Research and development expenses

Research and development expenses increased by $0.4 million or 19.4% to $2.2 million in the first half of fiscal 2021 from $1.9 million in the comparable prior year period, due to ongoing clinical research.

Income taxes

For the six months ended December 31, 2020 and 2019, the Company recorded an income tax benefit of $0 and $4.1 million, respectively. For the six months ended December 31, 2020 and 2019, the effective rate of 0% and 55% varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

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

Six Month Period Ending December 31, 2020

Working capital at December 31, 2020 was $45.3 million. For the six months ended December 31, 2020, cash used in operations was $5.2 million, mainly due to a decrease in accounts payable of $2.4 million, a decrease in inventory of $1.2 million, and our loss from operations for the period plus non-cash items, of $1.7 million.

Cash used by investing activities during the six-month period ended December 31, 2020 was $0.2 million, and consisted of purchases of property, plant and equipment, as well as acquisition of additional patents.

Cash provided by financing activities during the six-months period ended December 31, 2020 was $0.2 million, principally from net additional borrowings on our term loan and revolving credit facility.

We have $2.9 million of debt principal payments due during the 12-month period ending December 31, 2021. We estimate that we will make approximately $3.1 million in debt interest payments from January 1, 2021 through December 31, 2021.

As of December 31, 2020, we had cash and cash equivalents of approximately $32.8 million. The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and created significant volatility and disruption of financial markets. As a result, we experienced a significant decline in revenue since March 2020 and the pandemic has made it more challenging for our management to estimate future performance of our businesses and liquidity needs, particularly over the near to medium term. However, management currently believes that we have sufficient cash to finance operations for at least the next 12 months following the issuance date of the Condensed Consolidated Financial Statements included herein.

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

Six Month Period Ending December 31, 2019

As of December 31, 2019, we had a cash balance of approximately $14.4 million.

Working capital at December 31, 2019 was $28.7 million. For the six-month period ended December 31, 2019, cash used in operating activities was $13.4 million, mainly due to an increase in inventory of $5.7 million, and an increase in accounts receivable of $2.1 million and from our loss from operations for the period.

Cash provided by investing activities for the six-month period ended December 31, 2019 was $5.3 million, principally from the $5.5 million of cash acquired in the Solsys Acquisition.

Cash provided by financing activities for the six-month period ended December 31, 2019 was $14.7 million, principally from additional borrowings on our term loan and revolving credit facility.

Financing Transactions

See Note 12 to our Condensed Consolidated Financial Statements included herein for a summary of our financing transactions.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Former Chinese Distributor – Litigation

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Third Amendment to Amended and Restated Credit Agreement dated as of December 16, 2020 by and Among Solsys Medical, LLC and Misonix, Inc. as borrowers, each of the financial institutions signatories thereto and SWK Funding LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 17, 2020).

31.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISONIX, INC.

Dated: February 4, 2021	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Chief Financial Officer

