Form 10-Q
period 2021-03-31
MISONIX INC
filed 2021-05-06
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of May 3, 2021, there were 17,406,845 shares of the registrant’s common stock, $.0001 par value, outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,913,686	$37,978,809
Accounts receivable, less allowance for doubtful accounts of $2,265,401 and $2,573,968, respectively	12,034,563	11,064,768
Inventories, net	14,413,671	14,010,684
Prepaid expenses and other current assets	785,859	1,668,244
Total current assets	58,147,779	64,722,505

Property, plant and equipment, net of accumulated amortization and depreciation of $14,720,985 and $12,715,917, respectively	8,860,056	7,304,258
Patents, net of accumulated amortization of $1,462,069 and $1,341,976, respectively	763,900	784,318
Goodwill	108,234,664	108,310,350
Intangible assets	20,112,955	21,281,136
Lease right-of-use assets	1,108,454	1,098,830
Other assets	307,909	322,310
Total assets	$197,535,717	$203,823,707

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,850,797	$4,273,568
Accrued expenses and other current liabilities	7,862,497	7,515,751
Current portion of lease liabilities	508,924	414,058
Current portion of notes payable	4,621,766	5,099,744
Total current liabilities	18,843,984	17,303,121

Non-current liabilities:
Notes payable	38,773,482	38,595,505
Lease liabilities	645,804	723,553
Deferred tax liabilities	33,293	33,293
Other non-current liabilities	227,599	516,665
Total liabilities	58,524,162	57,172,137

Commitments and contingencies

Shareholders’ equity
Common stock, $.0001 par value; shares authorized 40,000,000; 17,405,845 and 17,369,435 shares issued and outstanding in each period	1,741	1,737
Additional paid-in capital	188,321,138	185,961,104
Accumulated deficit	(49,311,324)	(39,311,271)
Total shareholders’ equity	139,011,555	146,651,570

Total liabilities and shareholders’ equity	$197,535,717	$203,823,707

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenue	$18,347,180	$17,902,512	$54,338,932	$48,770,419
Cost of revenue	5,402,754	5,311,565	15,778,053	14,493,321
Gross profit	12,944,426	12,590,947	38,560,879	34,277,098

Operating expenses:
Selling expenses	10,891,292	11,609,943	30,284,046	28,611,090
General and administrative expenses	3,631,175	4,463,467	12,002,453	13,820,989
Research and development expenses	1,317,036	1,842,837	3,535,587	3,701,697
Total operating expenses	15,839,503	17,916,247	45,822,086	46,133,776
Loss from operations	(2,895,077)	(5,325,300)	(7,261,207)	(11,856,678)

Other income (expense):
Interest income	4,519	37,785	8,531	61,954
Interest expense	(866,464)	(755,528)	(2,749,292)	(1,624,659)
Other	218	(434)	1,915	(1,578)
Total other expense	(861,727)	(718,177)	(2,738,846)	(1,564,283)

Loss from operations before income taxes	(3,756,804)	(6,043,477)	(10,000,053)	(13,420,961)

Income tax benefit	-	455,000	-	4,540,000

Net loss	$(3,756,804)	$(5,588,477)	$(10,000,053)	$(8,880,961)

Net loss per share:
Basic	$(0.22)	$(0.34)	$(0.58)	$(0.64)
Diluted	$(0.22)	$(0.34)	$(0.58)	$(0.64)

Weighted average shares - Basic	17,226,181	16,619,981	17,219,221	13,841,032
Weighted average shares - Diluted	17,226,181	16,619,981	17,219,221	13,841,032

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Total
	Number		paid-in	Accumulated	shareholders’
	of shares	Amount	capital	deficit	equity

Balance, December 31, 2019	15,491,560	$1,549	$152,802,535	$(25,185,379)	$127,618,705
Net loss	-	-	-	(5,588,479)	(5,588,479)
Proceeds from exercise of stock options	1,375	-	10,332	-	10,332
Stock registration fees	-	-	(2,497,644)	-	(2,497,644)
Equity Offering	1,868,750	187	34,571,875	-	34,572,062
Stock-based compensation	-	-	482,203	-	482,203
Balance, March 31, 2020	17,361,685	$1,736	$185,369,301	$(30,773,858)	$154,597,179

Balance, June 30, 2019	9,646,728	$96,468	$43,500,478	$(21,892,897)	$21,704,049
Net loss	-	-	-	(8,880,961)	(8,880,961)
Proceeds from exercise of stock options	143,125	14	1,185,402	-	1,185,416
Equity restructuring	-	(151,964)	151,964	-	-
Issuance of shares for acquisition of Solsys	5,703,082	57,031	108,586,679	-	108,643,710
Stock registration fees	-	-	(3,859,036)	-	(3,859,036)
Equity Offering	1,868,750	187	34,571,875	-	34,572,062
Stock-based compensation	-	-	1,231,939	-	1,231,939
Balance, March 31, 2020	17,361,685	$1,736	$185,369,301	$(30,773,858)	$154,597,179

Balance, December 31, 2020	17,377,748	$1,738	$187,504,189	$(45,554,520)	$141,951,407
Net loss	-	-	-	(3,756,804)	(3,756,804)
Proceeds from exercise of stock options	24,983	3	223,735	-	223,738
Stock-based compensation	-	-	607,693	-	607,693
Issuance of common stock	10,000	-	137,300	-	137,300
Shares released from escrow	(6,886)	-	(150,000)	-	(150,000)
Payments for fractional shares released from escrow	-	-	(1,779)	-	(1,779)
Balance, March 31, 2021	17,405,845	$1,741	$188,321,138	$(49,311,324)	$139,011,555

Balance, June 30, 2020	17,369,435	$1,737	$185,961,104	$(39,311,271)	146,651,570
Net loss	-	-	-	(10,000,053)	(10,000,053)
Proceeds from exercise of stock options	33,296	4	247,676	-	247,680
Stock-based compensation	-	-	2,126,837	-	2,126,837
Issuance of common stock	10,000	-	137,300	-	137,300
Shares released from escrow	(6,886)	-	(150,000)	-	(150,000)
Payments for fractional shares released from escrow	-	-	(1,779)	-	(1,779)
Balance, March 31, 2021	17,405,845	$1,741	$188,321,138	$(49,311,324)	$139,011,555

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31,
	2021	2020

Operating activities
Net loss	$(10,000,053)	$(8,880,961)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,297,747	2,447,359
Rent expense from operating lease right-of-use asset	450,392	354,810
Bad debt expense	547,212	207,010
Reserve for contract asset	-	960,000
Stock-based compensation	2,126,837	1,231,939
Issuance of common stock	137,300	-
Release of valuation allowance on deferred tax assets	-	(4,540,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,191,558)	(3,317,969)
Inventories	(3,929,284)	(9,000,757)
Prepaid expenses and other current assets	732,385	(852,408)
Operating leases and other assets	(432,904)	617,028
Accounts payable, accrued expenses and other	1,393,212	(537,552)
Net cash used in operating activities	(6,868,714)	(21,311,501)

Investing activities
Acquisition of property, plant and equipment	(34,569)	(304,855)
Additional patents	(99,675)	(104,694)
Cash from acquisition of Solsys Medical, LLC	-	5,525,601
Net cash (used in) provided by investing activities	(134,244)	5,116,052

Financing activities
Proceeds from notes payable	25,900,000	28,750,000
Repayments of notes payable	(26,200,001)	(12,569,940)
Proceeds from exercise of stock options	247,680	1,185,416
Stock registration and investment bank fees	-	(3,859,036)
Proceeds from equity offering	-	34,572,062
Payments of finance lease	(8,065)	-
Payments for fractional shares released from escrow	(1,779)	-
Net cash (used in) provided by financing activities	(62,165)	48,078,502

Net (decrease) increase in cash and cash equivalents	(7,065,123)	31,883,053
Cash and cash equivalents at the beginning of the period	37,978,809	7,842,403
Cash and cash equivalents at the end of the period	$30,913,686	$39,725,456

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,663,206	$1,397,191
Income taxes	$-	$550
Transfer of inventory to property, plant and equipment for consignment of product	$3,526,297	$3,536,488
Stock issued for the acquisition of Solsys Medical, LLC	$-	$108,643,710
Shares released from escrow	$150,000	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

Misonix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended March 31, 2021 and 2020

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

The Company manufactures and sells its products in two global reportable business segments: the Surgical segment and the Wound segment. The Company’s sales force also operates as two segments, Surgical and Wound Care.

Risks and Uncertainties

The Company’s business is subject to material risks and uncertainties as a result of the coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic continues to rapidly evolve. As a result of COVID-19, the Company’s customers diverted resources to treat COVID-19 patients and deferred elective surgical procedures, both of which have and are likely to continue to impact demand for the Company’s products. While we expect to see gradual improvement during the remainder of fiscal 2021 as elective surgical procedure volumes return to pre-COVID-19 levels in some jurisdictions, we could experience further variable impacts on our business if a resurgence of the virus emerges and/or elective procedures continue to be deferred. The Company is also monitoring news reports that indicate that several jurisdictions are experiencing new increases in the rate of infection by COVID-19 which could result in further mitigation efforts. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on the Company’s business as hospitals and surgery centers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions and the Company’s ability to benefit from them remains uncertain.

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

Major Customers and Concentration of Credit Risk

For the three and nine months ended March 31, 2021 and 2020, the Company did not have any customers exceeding 10% of total revenue.

At March 31, 2021 and June 30, 2020, the Company’s accounts receivable with customers outside the United States were approximately $2.1 million and $2.0 million, respectively, and $0.3 million and $0.8 million were over 90 days past due at March 31, 2021 and June 30, 2020.

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

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of the Company’s basic and diluted earnings per share calculation:

	For the three months		For the nine months
	March 31,		March 31,
	2021	2020	2021	2020

Basic weighted average shares outstanding	17,226,181	16,619,981	17,219,221	13,841,032
Dilutive effect of restricted stock awards (participating securities)	-	-	-	-

Denominator for basic earnings per share	17,226,181	16,619,981	17,219,221	13,841,032

Dilutive effect of stock options	-	-	-	-

Diluted weighted average shares outstanding	17,226,181	16,619,981	17,219,221	13,841,032

Diluted EPS for the three and nine months ended March 31, 2021 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of basic and diluted EPS are the dilutive effect of options to purchase 407,413 and 398,920 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, and the dilutive effect of options to purchase 268,495 and 562,388 shares of common stock for the nine months ended March 31, 2021 and 2020, respectively. Also excluded from the calculation of earnings per share for the three and nine months ended March 31, 2021 and 2020 are the unvested restricted stock awards that were issued in December 2016.

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

Revenue derived from service and maintenance contracts is recognized evenly over the life of the service agreement as the services are performed.

The following table disaggregates the Company’s product revenue by sales channel and geographic location:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Total
Surgical	$10,351,130	$9,102,711	$29,569,718	$28,702,566
Wound	7,996,050	8,799,801	24,769,214	20,067,853
Total	$18,347,180	$17,902,512	$54,338,932	$48,770,419

Domestic:
Surgical	$6,940,825	$6,052,548	$19,927,462	$16,819,950
Wound	7,872,060	8,725,868	24,454,340	19,762,087
Total	$14,812,885	$14,778,416	$44,381,802	$36,582,037

International:
Surgical	$3,410,305	$3,050,163	$9,642,256	$11,882,616
Wound	123,990	73,933	314,874	305,766
Total	$3,534,295	$3,124,096	$9,957,130	$12,188,382

The Company’s international sales include a concentration in China, aggregating $0.4 million and $1.4 million for the three and nine months ended March 31, 2021, respectively, and $0 million and $3.1 million for the three and nine months ended March 31, 2020, respectively.

Beginning with the quarter ended March 31, 2020, Misonix adopted certain changes in its quarterly financial results related to the presentation of its sales performance supplemental data to more accurately reflect the Company’s two separate sales channels - its Surgical and Wound product divisions. The Surgical division includes the Company’s neXus, BoneScalpel and SonaStar product lines, and the Wound division includes the Company’s SonicOne, TheraSkin, Therion, and TheraGenesis product lines. As a result, the Company presents total, domestic and international sales performance supplemental data for its Surgical and Wound divisions. In addition, in the third quarter of 2020, the Company began operating in two business segments, and disclosing the Surgical and Wound businesses as its two segments.

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

At March 31, 2021 and June 30, 2020, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. The Company’s current and long-term debt arrangements are classified as level 2 financial instruments.

4. Inventories

Inventories are summarized as follows:

	March 31,	June 30,
	2021	2020
Raw material	$7,660,367	$7,000,453
Work-in-process	657,878	467,037
Finished goods	6,671,421	6,813,034
	14,989,666	14,280,524
Less obsolescence reserve	(575,995)	(269,840)
Inventory, net	$14,413,671	$14,010,684

5. Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment was $2.1 million and $1.6 million for the nine months ended March 31, 2021 and 2020, respectively. Inventory items used for demonstration purposes, subject to a rental agreement or provided on consignment are included in property, plant and equipment and are depreciated using the straight-line method over estimated useful lives of 3 to 5 years. Depreciation of generators that are consigned to customers is expensed over a 5-year period, and depreciation is charged to selling expenses.

6. Goodwill

Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. The Company reviews goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful lives over which cash flows will occur and determination of the Company’s weighted average cost of capital. The Company also compares its market capitalization to the value of its goodwill to review for evidence of impairment. The Company completes its annual goodwill impairment tests as of March 31 of each year. There were no goodwill impairments recorded during the three and nine months ended March 31, 2021 and 2020.

	Surgical	Wound	Total

Balance as of June 30, 2019	$1,701,094	$-	$1,701,094

Acquisition of Solsys	-	109,086,682	109,086,682
Purchase price accounting adjustments	-	(2,217,026)	(2,217,026)
Goodwill (gross)	1,701,094	106,869,656	108,570,750
Accumulated impairment losses	-	-	-

Balance as of March 31, 2020	$1,701,094	$106,869,656	$108,570,750

Balance as of June 30, 2020	$1,701,094	$106,609,256	$108,310,350

Purchase price accounting adjustments		(75,686)	(75,686)
Goodwill (gross)	1,701,094	106,533,570	108,234,664

Accumulated impairment losses	-	-	-

Balance as of March 31, 2021	$1,701,094	$106,533,570	$108,234,664

7. Patents

The costs of acquiring or processing patents are capitalized at cost. These amounts are being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents, net of accumulated amortization, totaled $0.8 million and $0.8 million at March 31, 2021 and June 30, 2020, respectively. Amortization expense for the nine months ended March 31, 2021 and 2020 was $120,000 and $98,000, respectively. The following is a schedule of estimated future patent amortization expenses by fiscal year as of March 31, 2021:

2021	$36,833
2022	97,369
2023	96,143
2024	86,874
2025	79,815
Thereafter	366,866
$763,900

8. Intangible Assets

In connection with the Solsys Acquisition, the Company acquired intangible assets primarily consisting of customer relationships, trade names and non-competition agreements. Amortization expense for the nine months ended March 31, 2021 and 2020 were $1.2 million and $0.8, respectively. The table below summarizes the intangible assets acquired:

	March 31,	June 30,	Amortization
	2021	2020	Period

Customer relationships	$9,500,000	$9,500,000	15 years
Trade names	12,800,000	12,800,000	15 years
Non-competition agreements	200,000	200,000	1 year

Total	22,500,000	22,500,000
Less accumulated amortization	(2,387,045)	(1,218,864)

Net intangible assets	$20,112,955	$21,281,136

The following is a schedule of estimated future intangible asset amortization expense by fiscal year as of March 31, 2021:

2021	$372,462
2022	1,489,848
2023	1,489,848
2024	1,489,848
2025	1,489,848
Thereafter	13,781,101
$20,112,955

9. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	March 31,	June 30,
	2021	2020

Accrued payroll, payroll taxes and vacation	$2,752,852	$2,277,752
Accrued bonus	1,185,249	417,000
Accrued commissions	1,434,985	1,678,966
Professional fees	185,701	355,145
Vendor, tax and other accruals	2,303,710	2,786,888

Accrued expenses and other current liabilities	$7,862,497	$7,515,751

10. Stock-based Compensation Plans

Stock Option Awards

For the three months ended March 31, 2021 and 2020, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans, excluding the compensation cost for restricted stock, was $0.6 million and $0.4 million, respectively. For the nine months ended March 31, 2021 and 2020, the compensation cost relating to stock option awards that has been charged against income for the Company’s stock option plans, excluding the compensation cost for restricted stock, was $1.9 million and $0.9 million, respectively.

As of March 31, 2021, there was approximately $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.6 years, which includes $0.3 million of unrecognized compensation expense on restricted stock awards.

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

There were options to purchase 48,000 and 185,500 shares granted during the nine months ended March 31, 2021 and 2020, respectively. The fair value was estimated based on the weighted average assumptions of:

	For the nine months ended
	March 31, 2021
	2021	2020
Risk-free interest rates	0.44%	1.67%
Expected option life in years	5.73	6.25
Expected stock price volatility	59.32%	54.69%
Expected dividend yield	0%	0%

A summary of option activity under the Company’s equity plans as of March 31, 2021, and changes during the nine months ended March 31, 2021 is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Outstanding as of June 30, 2020	1,778,070	$11.81	$5,164,938
Vested and exercisable at June 30, 2020	683,442	$9.16	$3,156,051
Granted	48,000	13.37
Exercised	(33,296)	7.44
Forfeited	(82,664)	12.50
Expired	-	-
Outstanding as of March 31, 2021	1,710,110	$11.90	$13,475,442
Vested and exercisable at March 31, 2021	933,434	$10.47	$8,597,840

The number and weighted-average grant-date fair value of stock options which vested during the nine months ended March 31, 2021 was 288,046 and $7.14, respectively. The number and weighted-average grant-date fair value of non-vested stock options at March 31, 2021 was 776,676 and $7.28, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk-free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million at the date of grant. Compensation expense recorded in the three months ended March 31, 2021 and 2020 related to these awards was $0.1 million and $0.1 million, respectively. Compensation expense recorded in the nine months ended March 31, 2021 and 2020 related to these awards was $0.4 million and $0.4 million, respectively.

As of March 31, 2021, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 0.6 years. The awards contain a combination of vesting terms that include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. At March 31, 2021, the Company has estimated that it is probable that the performance conditions of the outstanding awards will be met. As of March 31, 2021, 240,200 shares from this set of awards have vested.

11. Commitments and Contingencies

Leases

The Company has entered into operating leases primarily for real estate and to a lesser extent for office copiers. The Company has entered into one finance lease for manufacturing equipment. The Company does not expect finance leases to become material. All leases generally have terms that range from 1 year to 6 years. Operating leases are included in “Lease right-of-use assets” and Finance leases are included in “Other assets” on the Company’s Condensed Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments on operating leases are included in “Current portion of lease liabilities” and “Lease liabilities”. The Company’s obligation to make lease payments on finance leases are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $0.4 million and lease liabilities for operating leases of approximately $0.4 million on July 1, 2019. Lease right-of-use assets and liabilities commencing after July 1, 2019 are recognized at their commencement date based on the present value of lease payments over the lease term. The Company has entered into various short-term operating leases with an initial term of 12 months or less. These leases are not recorded on the Company’s Condensed Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term, within “Operating expenses” in the Company’s Condensed Consolidated Statements of Operations. Lease expense for finance leases is recorded as Depreciation expense within “Operating expenses”, and in “Interest expense”.

During the nine months ended March 31, 2021 and 2020, the Company recognized approximately $0.5 million and $0.4 million, respectively, in total operating lease costs for right-of-use assets.

Because the rate implicit in each operating lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used for operating leases entered into during the nine months ended March 31, 2021 was 10.9%. The finance lease contains a stated rate of 3.0%, and therefore the rate explicit in the lease was used for the finance lease. There were no new leases entered into in the prior period. The incremental borrowing rate used upon transition to ASC 842 was 10.5%.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

		March 31,
	Balance Sheet Classification	2021	2020

Right-of-use assets
Operating leases	Lease right-of-use assets	$1,108,454	$1,266,237
Finance leases	Other assets	80,779	-

		$1,189,233	$1,266,237

Short-term Lease Liabilities

Operating leases	Current portion of lease liabilities	$508,924	$342,658
Finance leases	Accrued expenses and other current liabilities	16,064	-

		$524,988	$342,658

Long-term Lease Liabilities

Operating leases	Lease liabilities	$645,804	$765,627
Finance leases	Other non-current liabilities	61,666	-

		$707,470	$765,627

	March 31,
	2021	2020
Cash paid for lease liabilities
Operating leases	$446,212	$355,381
Finance leases	$8,065	$-

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$361,999	$1,378,409
Finance leases	$85,185	$-

Weighted-average remaining lease term (in years)
Operating leases	2.98	4.00
Finance leases	4.58	-

Weighted-average discount rate
Operating leases	10.6%	10.5%
Finance leases	3.0%	-

Maturities of lease liabilities as of March 31, 2021 were as follows:

	Operating Leases	Finance Leases
2021	151,869	4,542
2022	522,469	18,169
2023	273,917	18,169
2024	274,512	18,169
2025	129,211	18,169
Thereafter	1,644	6,056
	1,353,622	83,274
Less imputed interest	(198,894)	(5,544)

Total lease liabilities	$1,154,728	$77,730

Former Chinese Distributor – Litigation

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

12. Financing Arrangements

Notes payable consists of the following as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
	2021	2020

Revolving credit facility	$8,100,000	$8,400,000
PPP Note Payable	5,199,487	5,199,487
Term loans	30,095,761	30,095,762
	43,395,248	43,695,249
Less current portion of notes payable	(4,621,766)	(5,099,744)
Notes payable	$38,773,482	$38,595,505

Following are the scheduled maturities of the notes payable for the twelve-month periods ending June 30:

2021	$-
2022	6,449,487
2023	13,100,000
2024	5,000,000
2025	18,845,761

$43,395,248

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

As of March 31, 2021, the outstanding principal balance of the New Credit Facility is $8.1 million.

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

As of March 31, 2021, the outstanding principal balance of the term loans under the Amended SWK Credit Agreement is approximately $30.1 million.

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

The PPP Loan has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. In October 2020, the SBA released guidance that allows borrowers an additional ten months of deferral of the start of principal and interest payments. Therefore, interest and principal payments are now deferred for the first sixteen months of the loan. Thereafter, monthly interest and principal payments are due until the loan is fully satisfied at the end of 24 months. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. The PPP permits borrowers to apply for forgiveness for some or all of the loans based on meeting certain criteria. The SBA continues to issue guidance surrounding the criteria for loan forgiveness, and although the Company intends to use the proceeds from the PPP Loans for qualified expenses and to apply for forgiveness, there can be no assurance whether such application for forgiveness will be approved by the SBA.

13. Related Party Transactions

Minoan Medical (Pty) Ltd. (“Minoan”) (formerly Applied BioSurgical) is an independent distributor for the Company in South Africa. The chief executive officer of Minoan is also the brother of Stavros G. Vizirgianakis, the Company’s Chief Executive Officer.

Set forth below is a table showing the Company’s net revenues for the nine months ended March 31, 2021 and 2020 and accounts receivable at

March 31, 2021 and 2020 with Minoan:

	For the nine months ended
	March 31,
	2021	2020

Sales	$1,258,179	$1,435,662
Accounts receivable	$396,018	$299,421

14. Income Taxes

There was no income tax expense or benefit for the three and nine months ended March 31, 2021. For the three and nine months ended March 31, 2020, the Company recorded an income tax benefit of $0.5 million and $4.5 million, respectively. For the three and nine months ended March 31, 2021, the effective tax rate was 0% and 0%, respectively. For the three and nine months ended March 31, 2020, the effective tax rate was 7.5% and 34%, respectively. The effective tax rate varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

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

Segment gross profit include:

	Surgical	Wound	Consolidated
For the three months ended March 31, 2021

Total revenue	$10,351,130	$7,996,050	$18,347,180

Gross profit	$7,125,159	$5,819,267	$12,944,426

	Surgical	Wound	Consolidated
For the nine months ended March 31, 2021

Total revenue	$29,569,718	$24,769,214	$54,338,932

Gross profit	$20,524,517	$18,036,362	$38,560,879

	Surgical	Wound	Consolidated
For the three months ended March 31, 2020

Total revenue	$9,102,711	$8,799,801	$17,902,512

Gross profit	$6,175,222	$6,415,725	$12,590,947

	Surgical	Wound	Consolidated
For the nine months ended March 31, 2020

Total revenue	$28,702,566	$20,067,853	$48,770,419

Gross profit	$19,588,322	$14,688,776	$34,277,098

Worldwide revenue for the Company’s products is categorized as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Domestic	$14,812,885	$14,778,416	$44,381,802	$36,582,037
International	3,534,295	3,124,096	9,957,130	12,188,382
Total	$18,347,180	$17,902,512	$54,338,932	$48,770,419

All of the Company’s long-lived assets are located in the United States. The Company’s international revenue includes a concentration in China, aggregating $0.4 million and $1.4 million for the three and nine months ended March 31, 2021, respectively, and $0 and $3.1 million for the three and nine months ended March 31, 2020, respectively.

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

	March 31,	June 30,	Amortization
	2021	2020	Period

Customer relationships	$9,500,000	$9,500,000	15 years
Trade names	12,800,000	12,800,000	15 years
Non-competition agreements	200,000	200,000	1 year

Total	22,500,000	22,500,000
Less accumulated amortization	(2,387,045)	(1,218,864)

Net intangible assets	$20,112,955	$21,281,136

Solsys’ operations were consolidated with those of the Company for the period September 27, 2019 through December 31, 2020. Had the acquisition occurred as of the beginning of fiscal 2018, revenue and net loss, on a pro forma basis excluding transaction fees and the one-time tax benefit, for the combined company would have been as follows:

	For the nine months ended
	March 31,
	2021	2020

Revenue	$54,338,932	$57,151,615

Net loss	$(10,000,053)	$(11,542,176)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Misonix and its subsidiaries, which we refer to as the “Company”, “Misonix”, “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 “Financial Statements” of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2020, for the fiscal year ended June 30, 2020 (“2020 Form 10-K”). Item 7 of the 2020 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes during the nine months ended March 31, 2021.

Forward Looking Statements

With the exception of historical information contained in this Form 10-Q, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include general economic conditions, the impact of COVID-19, or other pandemics, including the potential effects of new strains of the virus and any increased rates in infection, vaccine roll-out globally and the efficacy of such vaccines, and the impact of related governmental, individual and business responses. This includes our ability to obtain or forecast accurate surgical procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, surgical or wound care procedures; curtailed or delayed capital spending by hospitals and surgical centers; potential closures of our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; the ability of our staff to travel to work, our ability to maintain adequate inventories and delivery capabilities, the impact on our customers and supply chain, and the impact on demand in general. These forward-looking statements are also subject to uncertainties and change resulting from delays and risks associated with the performance of contracts; risks associated with international sales and currency fluctuations; uncertainties as a result of research and development; acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevancy; risks involved in introducing and marketing new products, potential acquisitions, consumer and industry acceptance, litigation and/or court proceedings, including the timing and monetary requirements of such activities, the timing of finding strategic partners and implementing such relationships; regulatory risks including clearance of pending and/or contemplated 510(k) filings; our ability to achieve and maintain profitability in the our business lines, access to capital, and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements.

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

neXus’ increased power improves tissue resection rates for both soft and hard tissue removal making it a unique surgical platform for a variety of different surgical specialties. In addition, neXus’ ease of use enables physicians to fully leverage neXus’ impressive set of capabilities via its digital touchscreen display and smart system setup. Our current ultrasonic applications, which are BoneScalpel, SonaStar and SonicOne, all work on the neXus generator. This allows a hospital to access all of our product offerings on this all in one console. We principally sell neXus in the United States.

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

We manufacture and sell our products in two global reportable business segments: the Surgical segment and the Wound segment. Our sales force also operates as two segments, Surgical and Wound Care.

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

We continue to execute on our business continuity plans and our crisis management response to address the challenges related to the COVID-19 pandemic. Since March, our headquarters have remained open, however, many of our employees have been working from home, with only certain essential employees not working remotely. For employees who are not working remotely, we have instituted social distancing protocols, increased the level of cleaning and sanitizing at those sites and undertaken other actions to make these sites safer. We have also significantly reduced employee travel to only essential business needs. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments and we continue to monitor the latest public health and government guidance related to COVID-19, including vaccine availability to our employees. We have begun to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has adversely affected our internal controls, financial reporting systems or our operations.

Our sales teams are focused on how to meet changing needs of our customers in this environment.

As a result of the COVID-19 pandemic, we experienced a disruption to our global supply chain of our products and a decrease in sales due to a decrease in elective surgical procedures, as described in more detail below. While this disruption began to alleviate during the quarter ended December 31, 2020 and continues to gradually improve, we could experience further variable impacts on our business if a resurgence of the virus emerges, elective procedures continue to be deferred or disruptions in the global supply chain worsen. The ultimate effect of these disruptions, including the extent of their adverse effect on our financial and operational results, will be impacted by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic, the efficacy of any vaccines and related distributions, the number of cases presenting in the jurisdictions in which we operate, and the effect of governmental regulations and other restrictions that might be imposed in response to the pandemic.

Due to these effects and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers diverted medical resources and priorities towards the treatment of that disease. In addition, our customers may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as mentioned above, we have experienced and may continue to experience a significant decline in procedure volume in the U.S., as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. While many countries are past their initial peak with COVID-19, many regions are now experiencing new increases in the rate of infection by COVID-19. To the extent individuals and hospital systems further de-prioritize, delay or cancel elective medical procedures, our business, cash flows, financial condition and results of operations will further be negatively affected.

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on our long-term business as hospitals and surgical centers curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our salesforce’s ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could further significantly reduce our sales and our ability to ship our products and supply our customers. We are continuing to monitor closely indications that several jurisdictions are experiencing new increases in the rate of infection by COVID-19, which could result in further mitigation efforts, the impact of these new increases on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, business partners, and distribution channels. Any of these events could negatively impact the number of surgical procedures performed using our products and have a material adverse effect on our business, financial condition, results of operations, or cash flows. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses. COVID-19 also makes it more challenging for us to estimate the future performance of our businesses, particularly over the near to medium term. As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. To the extent the business disruption continues for an extended period, additional cost reductions will be considered.

The extent to which the COVID-19 global pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions taken to contain the virus or address its impact including vaccine distribution and efficacy, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations. The duration and severity of the resulting economic downturn and the broader impact that COVID-19 could have on our business, financial condition and operating results remains highly uncertain.

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

On April 5, 2020, we applied for an unsecured $5.2 million loan under the Paycheck Protection Program, or the PPP Loan. The Paycheck Protection Program, or PPP, was established under CARES Act and is administered by the U.S. Small Business Administration. On April 10, 2020, the PPP loan was approved and funded. We entered into a promissory note with JP Morgan Chase evidencing the unsecured $5.2 million loan. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs. In October 2020, the SBA released guidance that allows borrowers an additional ten months of deferral of the start of principal and interest payments. Therefore, interest and principal payments are now deferred for the first sixteen months of the loan. Thereafter, monthly interest and principal payments are due until the loan is fully satisfied at the end of 24 months. The promissory note has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. The PPP permits borrowers to apply for forgiveness for some or all of the loans based on meeting certain criteria. The SBA continues to issue guidance surrounding the criteria for loan forgiveness, and although the Company intends to use the proceeds from the PPP Loans for qualified expenses and to apply for forgiveness, there can be no assurance whether such application for forgiveness will be approved by the SBA.

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

Three months ended March 31, 2021 and 2020

Our revenues by category for the three months ended March 31, 2021 and 2020 are as follows:

	For the three months ended
	March 31,		Net change
	2021	2020	$	%
Total
Surgical	$10,351,130	$9,102,711	$1,248,419	13.7%
Wound	7,996,050	8,799,801	(803,751)	-9.1%
Total	$18,347,180	$17,902,512	$444,668	2.5%

Domestic:
Surgical	$6,940,825	$6,052,548	$888,277	14.7%
Wound	7,872,060	8,725,868	(853,808)	-9.8%
Total	$14,812,885	$14,778,416	$34,469	0.2%

International:
Surgical	$3,410,305	$3,050,163	$360,142	11.8%
Wound	123,990	73,933	50,057	67.7%
Total	$3,534,295	$3,124,096	$410,199	13.1%

Revenues

Total revenue increased 2.5%, or $0.4 million, to $18.3 million in the third quarter of fiscal 2021, from $17.9 million in the third quarter of fiscal 2020.

The revenue increase is principally attributable to a $1.2 million increase in surgical product sales, while wound sales declined by $0.8 million. Our Wound sales have been more significantly impacted by the effects of COVID-19 than Surgical sales in the United States. Domestic surgical revenue increased by 14.7%, or $0.9 million. International revenue strengthened with an increase of 13.1% or $0.4 million.

Gross profit

Gross profit in the third quarter of fiscal 2021 was 70.6% of revenue, consistent with the 70.3% gross profit margin recorded in the third quarter of fiscal 2020.

Selling expenses

Selling expenses decreased by $0.7 million, or 6.2%, to $10.9 million in the third quarter of fiscal 2021 from $11.6 million in the prior year period. The decrease in selling expenses is primarily attributable to lower costs for travel, meals, meetings and trade shows due to the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses decreased by $0.8 million, or 18.6%, to $3.6 million in the third quarter of fiscal 2021 from $4.5 million in the prior year period. The decrease is primarily due to cost reductions implemented in fiscal 2021, along with a $0.4 million reduction of a VAT tax liability.

Research and development expenses

Research and development expenses decreased by $0.5 million, or 28.5%, to $1.3 million in the third quarter of fiscal 2021 from $1.8 million in the prior year period due to higher clinical research costs in the prior year.

Income taxes

There was no income tax expense or benefit for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $0.5 million. For the three months ended March 31, 2021 and 2020, the effective rate of 0% and 7.5% varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets and the business combination related to the Solsys acquisition.

Nine months ended March 31, 2021 and 2020

Our revenues by category for the nine months ended March 31, 2021 and 2020 are as follows:

	For the nine months ended
	March 31,		Net change
	2021	2020	$	%
Total
Surgical	$29,569,718	$28,702,566	$867,152	3.0%
Wound	24,769,214	20,067,853	4,701,361	23.4%
Total	$54,338,932	$48,770,419	$5,568,513	11.4%

Domestic:
Surgical	$19,927,462	$16,819,950	$3,107,512	18.5%
Wound	24,454,340	19,762,087	4,692,253	23.7%
Total	$44,381,802	$36,582,037	$7,799,765	21.3%

International:
Surgical	$9,642,256	$11,882,616	$(2,240,360)	-18.9%
Wound	314,874	305,766	9,108	3.0%
Total	$9,957,130	$12,188,382	$(2,231,252)	-18.3%

Revenues

Total revenue increased 11.4%, or $5.6 million, to $54.3 million in the first three quarters of fiscal 2021, from $48.8 million in the corresponding period of fiscal 2021.

The revenue increase is principally attributable to the increase of $4.7 million of domestic Wound product sales, $3.3 million of which is attributable to TheraSkin, resulting from the Solsys Acquisition on September 27, 2019. International revenue decreased 18.3%, or $2.2 million, due in part to the weakness resulting from the COVID-19 pandemic, which impacted international markets, including China.

Gross profit

Gross profit in the first three quarters of fiscal 2021 was 71.0% of revenue, slightly higher than the 70.3% gross profit margin recorded in the first three quarters of fiscal 2020, due to shifts in product mix and the mix of domestic and international revenues.

Selling expenses

Selling expenses increased by $1.7 million, or 5.8%, to $30.3 million in the first three quarters of fiscal 2021 from $28.6 million in the prior year period. The increase is primarily due to the acquisition of Solsys on September 27, 2019.

General and administrative expenses

General and administrative expenses decreased by $1.8 million, or 13.2%, to $12.0 million in the first three quarters of fiscal 2021 from $13.8 million in the comparable prior year period. The decrease is primarily due to the decrease in professional and transaction fees relating to the acquisition of Solsys on September 27, 2019, along with cost reductions implemented in fiscal 2021, and a $0.4 million VAT tax liability reduction.

Research and development expenses

Research and development expenses decreased by $0.2 million or 4.5% to $3.5 million in the first three quarters of fiscal 2021 from $3.7 million in the comparable prior year period.

Income taxes

For the nine months ended March 31, 2021 and 2020, the Company recorded an income tax benefit of $0 and $4.5 million, respectively. For the nine months ended March 31, 2021 and 2020, the effective rate of 0% and 34% varied from the U.S. federal statutory rate primarily due to the recording of a full valuation allowance on the deferred tax assets, and the business combination related to the Solsys Acquisition.

The acquisition of Solsys resulted in the recognition of deferred tax liabilities of approximately $4.5 million in related primarily to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its deferred tax assets. The deferred tax liabilities generated from the business combination is netted against the Company’s pre-existing deferred tax assets. Consequently, this resulted in a release of $4.5 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

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

Nine Month Period Ending March 31, 2021

Working capital at March 31, 2021 was $39.3 million. For the nine months ended March 31, 2021, cash used in operations was $6.9 million, principally due to an increase in inventory of $3.9 million, an increase in accounts receivable of $1.2 million, our loss from operations for the period plus non-cash items of $3.4 million, offset partially by an increase in accounts payable and accrued expenses of $1.4 million.

Cash used by investing activities during the nine-month period ended March 31, 2021 was $0.1 million, and consisted of purchases of property, plant and equipment, as well as acquisition of additional patents.

Cash used by financing activities during the nine-months period ended March 31, 2021 was $0.1 million, principally due to net repayments on borrowings on our term loan and revolving credit facility, partially offset by proceeds from the exercise of stock option.

We have $4.6 million of debt principal payments due during the 12-month period ending March 31, 2022. We estimate that we will make approximately $3.1 million in debt interest payments from April 1, 2021 through March 31, 2022.

As of March 31, 2021, we had cash and cash equivalents of approximately $30.9 million. The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and created significant volatility and disruption of financial markets. As a result, we experienced a significant decline in revenue since March 2020 and the pandemic has made it more challenging for our management to estimate future performance of our businesses and liquidity needs, particularly over the near to medium term. However, management currently believes that we have sufficient cash to finance operations for at least the next 12 months following the issuance date of the Condensed Consolidated Financial Statements included herein.

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

Nine Month Period Ending March 31, 2020

As of March 31, 2020, we had a cash and cash equivalents of approximately $39.7 million.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MISONIX, INC.

Dated: May 6, 2021	By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Chief Financial Officer

