Form 10-K
period 2021-06-30
MISONIX INC
filed 2021-09-02
CIK 880432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2020 (computed by reference to the closing price of such stock on such date) was approximately $151 million.

There were 17,410,045 shares of Common Stock outstanding at August 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None

USE OF FORWARD-LOOKING STATEMENTS

In this document, we refer to Misonix, Inc. and its subsidiaries (unless the context otherwise requires) as “we,” “our,” “us,” the “Company” or “Misonix.” With the exception of historical information contained in this Annual Report, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include our pending merger with Bioventus, Inc., general economic conditions, the impact of COVID-19, or other pandemics, and the impact of related governmental, individual and business responses. This includes our ability to obtain or forecast accurate surgical procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, surgical procedures; curtailed or delayed capital spending by hospitals and surgical centers; potential closures of our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; the ability of our staff to travel to work, our ability to maintain adequate inventories and delivery capabilities, the impact on our customers and supply chain, and the impact on demand in general. These forward-looking statements are also subject to uncertainties and change resulting from delays and risks associated with the performance of contracts; uncertainties as to the timing of the completion of our pending merger with Bioventus and the ability of each party to complete the merger, risks associated with international sales and currency fluctuations; uncertainties as a result of research and development; acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevancy; risks involved in introducing and marketing new products, potential acquisitions, consumer and industry acceptance, litigation and/or court proceedings, including the timing and monetary requirements of such activities, the timing of finding strategic partners and implementing such relationships; regulatory risks including clearance of pending and/or contemplated 510(k) filings; our ability to achieve and maintain profitability in the our business lines, access to capital, and other factors discussed in this Annual Report, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements.

II

III

PART I

Item 1 Business

Merger with Bioventus, Inc.

On July 29, 2021, we entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) with Bioventus Inc., a Delaware corporation (“Bioventus”), Oyster Merger Sub I, Inc., a Delaware corporation, and a direct, wholly owned subsidiary of Bioventus (“Merger Sub I”), and Oyster Merger Sub II, LLC, a Delaware limited liability company, and a direct, wholly owned subsidiary of Bioventus (“Merger Sub II”) under which, subject to the satisfaction or waiver of the conditions specified therein, Merger Sub I shall be merged with and into Misonix, with Misonix surviving as a wholly owned subsidiary of Bioventus (the “First Merger”) and following the First Merger, Misonix shall be merged with and into Merger Sub II, with Merger Sub II surviving as Misonix, LLC (the “Second Merger” and together with the First Merger, the “Merger”). At the effective time of the First Merger (the “First Effective Time”), each share of our common stock issued and outstanding immediately prior to the First Effective Time (other than the shares that are owned by Bioventus, Misonix, Merger Sub I or Merger Sub II and shares of any dissenting holders who are entitled to and have properly asserted appraisal rights) will be converted into the right to receive, either an amount in cash equal to $28.00 or 1.6839 validly issued, fully paid and non-assessable shares of Class A common stock of Bioventus, $0.001 par value per share (each share, a “Bioventus Share”), based on the election of the holder thereof in accordance with the terms of, and subject to election, proration and adjustment procedures set forth in, the Merger Agreement.

Our Board of Directors and the Board of Directors of Bioventus have unanimously approved the Merger Agreement and the transactions contemplated thereby.

The completion of the Merger is subject to customary closing conditions, including, among others, the required approvals of Misonix and Bioventus stockholders, respectively, and the receipt of regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the transaction is expected to close in the fourth quarter of 2021.

For additional information regarding the Merger, including associated risks and uncertainties, see “Item 1A - Risk Factors – Risks Related to the Transaction” and Note 15 in our consolidated financial statements included in this Annual Report.

Overview

Misonix, Inc. is a Delaware corporation based in Farmingdale, New York. Misonix was incorporated in connection with our acquisition of Solsys Medical in 2019 and became a successor to our current operating subsidiary, Misonix Op Co., which was incorporated in New York in 1967.

We design, manufacture, market, sell and distribute minimally invasive surgical ultrasonic medical devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, primarily in the areas of neurosurgery, orthopaedic surgery, plastic surgery, wound care and maxillo-facial surgery. We also exclusively market, sell and distribute skin allografts and wound care products used to support healing of wounds, and which complement our ultrasonic medical devices.

We strive to have our proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. We intend to accomplish this, in part, by utilizing our best-in-class surgical ultrasonic technology to improve patient outcomes in neurosurgery, orthopaedic surgery, general surgery, plastic surgery and wound care. Our neXus generator combines the capabilities of our three legacy ultrasonic products into a single system that can be used to perform soft and hard tissue resections. We also continue to market and sell these legacy ultrasonic products, which are:

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

These devices primarily serve the following clinical specialties: neurosurgery, orthopaedic surgery, general surgery, plastic surgery, wound care and maxillo-facial surgery.

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

neXus’ increased power improves tissue resection rates for both soft and hard tissue removal making it a unique surgical platform for a variety of different surgical specialties. In addition, neXus’ ease of use enables physicians to fully leverage neXus’ impressive set of capabilities via its digital touchscreen display and smart system setup. Our current ultrasonic applications, which are BoneScalpel, SonaStar and SonicOne, all work on the neXus generator. This allows a hospital to access all of our product offerings on this all-in-one console. We principally sell neXus in the United States.

BoneScalpel®

The BoneScalpel is a state of the art, ultrasonic bone cutting and sculpting system capable of enabling precise cuts with minimal necrosis, minimal burn artifact, minimal inflammation and minimal bone loss. The device is also capable of preserving surrounding soft tissue structures because of its ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. We believe that BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is minimal due to the elastic and flexible structure of healthy tissue. This is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. The BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting, sculpting, and removal, leading to substantial time-savings and increased operation efficiencies.

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

Impact of COVID-19 Pandemic

In March of 2020, the World Health Organization designated the novel coronavirus disease (COVID-19) as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Principally beginning in March 2020, year-over-year consolidated revenue trends began to weaken rapidly and materially. This trend continued through the end of our fiscal year ended June 30, 2020. While we have seen some gradual improvements in consolidated operating results during the fiscal year ended June 30, 2021, in part, due to elective surgical procedure volumes returning to pre-COVID-19 levels in some jurisdictions, several jurisdictions are experiencing new increases in the rate of infection by COVID-19 and have begun to divert resources to treat COVID-19 patients and re-defer elective surgical procedures.

We continue to execute on our business continuity plans and our crisis management response to address the challenges related to the COVID-19 pandemic. During the course of the pandemic, our headquarters have generally remained open, with certain essential employees continuing to work in our facilities. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments and we continue to monitor the latest public health and government guidance related to COVID-19, including vaccine availability to our employees and protocols for social distancing and wearing of masks within our facilities. As a result of this guidance, we have begun to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. We cannot be certain, however, that we will not be required or encouraged to implement additional restrictions as new variants of the virus arise, any of which may have an adverse effect on our business. As of the date of this filing, we do not believe our work from home protocol has adversely affected our internal controls, financial reporting systems or our operations.

Our sales teams are focused on how to meet changing needs of our customers in this environment.

As a result of the COVID-19 pandemic, we experienced a disruption to our global supply chain of our products and a decrease in sales due to a decrease in elective surgical procedures, as described in more detail below. While this disruption began to alleviate during the quarter ended December 31, 2020 and continues to gradually improve, we could experience further variable impacts on our business if a resurgence of the virus or variants thereof emerge, elective procedures continue to be deferred or disruptions in the global supply chain worsen. The ultimate effect of these disruptions, including the extent of their adverse effect on our financial and operational results, will be impacted by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic, including as variants of the virus arise and put stress on the healthcare system, the efficacy of any vaccines and related distributions, the number of cases presenting in the jurisdictions in which we operate, and the effect of governmental regulations and other restrictions that might be imposed in response to the pandemic.

Due to these effects and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers diverted medical resources and priorities towards the treatment of that disease. In addition, our customers may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as mentioned above, we have experienced and may continue to experience a significant decline in procedure volume in the U.S., as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. As mentioned above, while many countries are past their initial peak with COVID-19, many regions are now experiencing new increases in the rate of infection by COVID-19. To the extent individuals and hospital systems further de-prioritize, delay or cancel elective medical procedures, our business, cash flows, financial condition and results of operations will further be negatively affected.

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

Impact of Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in March 2020, in response to the COVID-19 pandemic. The CARES Act and related rules and guidelines include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments that we are deferring to future periods. While the CARES Act contains these and various other corporate tax provisions; we do not expect these provisions to materially impact our current tax provision.

On April 5, 2020, we applied for an unsecured $5.2 million loan under the Paycheck Protection Program, or the PPP Loan. The Paycheck Protection Program, or PPP, was established under CARES Act and is administered by the U.S. Small Business Administration. On April 10, 2020, the PPP loan was approved and funded. We entered into a promissory note with J.P, Morgan Chase evidencing the unsecured $5.2 million loan. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs. In October 2020, the SBA released guidance that allows borrowers an additional ten months of deferral of the start of principal and interest payments. Therefore, interest and principal payments are now deferred for the first sixteen months of the loan. Thereafter, monthly interest and principal payments are due until the loan is fully satisfied at the end of 24 months. The promissory note has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. The PPP permits borrowers to apply for forgiveness for some or all of the loans based on meeting certain criteria. On May 26, 2021, we applied to the SBA for forgiveness of the loan. Such application is still outstanding.

Other than as outlined above, we do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

Customers

For the fiscal year ended June 30, 2021 and 2020, there were no customers whose sales accounted for more than 10% of our revenues.

Research & Development

As of June 30, 2021, our research and development organization consisted of a staff of 12 employees including engineers and technical and support personnel. Our in-house technical expertise includes mechanical engineering, acoustics, electrical engineering, software development and product design. The research and development group focuses principally on developing new products and supporting existing products.

During fiscal 2021 and 2020, we incurred R&D expenses of $5.0 million and $4.9 million, or 6.8% and 7.9% of revenue, respectively.

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

	For the years ended
	June 30,
	2021	2020	Net Change
Domestic	$60,657,224	$48,552,953	24.9%
International	13,366,849	13,930,698	-4.0%
Total	$74,024,073	$62,483,651	18.5%

Our international sales include a concentration in China, aggregating to $2.0 million and $3.1 million for fiscal 2021 and 2020, respectively.

Manufacturing and Supply

We largely manufacture and assemble our medical device products at our production facility located in Farmingdale, New York. Our products include components manufactured by other companies in the United States. We are dependent for some of the components used within our medical device products upon some single source suppliers and have worked to develop multi-sourced suppliers. We do not have long-term supply agreements. We may encounter difficulty in obtaining materials, supplies and components adequate for our anticipated short-term needs. In addition, supply disruptions resulting from the COVID-19 pandemic may increase the price of, and make more difficult to obtain, materials, supplies or components.

Competition

Competition in the medical device products industry is rigorous. We believe that the principal competitive factors in our markets are product features, value-added solutions, reliability, clinical evidence, reimbursement coverage, and price. Customer support, reputation, and efficient distribution are also important factors. The speed with which we can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of our products to the market are therefore important competitive factors. We compete with many companies having more significant capital resources, larger research laboratories and more extensive distribution systems than we do. Some of our major competitors are Johnson & Johnson, Integra Life Sciences, Inc., Söering, Stryker Corporation, Smith & Nephew, for our Surgical segment, and MiMedx, Smith & Nephew, Integra Life Sciences and Organogenesis for our Wound segment.

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

The UK is currently in a transition period following the No-Deal Brexit, which ended on December 31, 2020. The UK’s post-Brexit medical device regulatory system, the Medicines and Medical Devices Act 2021, passed into law on February 11, 2021. Guidance issued outlines a registration process where a manufacturer will contract a UK Responsible Person to assess the quality system in a similar manner to the EU MDD Notified Body. Compliance with developing UK regulations and a verification of compliance by the UK Responsible Person will be a requirement for products to be marketed or sold in the UK. Misonix continues to monitor the developing regulatory environment in the UK closely.

All manufacturers placing medical devices into the market in the EEA must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the Member States of the EEA, and manufacturers are subject to extensive regulation particularly as to safety, efficacy and adherence to ISO13485: 2016 Medical Devices – Quality Management Systems Regulation and related manufacturing standards.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable (i.e., without the need for adoption of EEA member State laws implementing them) in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation. The initial effective date of the Medical Devices Regulation was May 26, 2020 but was extended as a result of the COVID-19 Pandemic. New products placed on the market after May 26, 2021 must comply with the MDR. While we are able to continue marketing our currently CE-marked products in the EEA until the associated CE mark certificates expire, acquiring approvals for new products or renewing our existing CE mark certificates once these expire could be more challenging and costly.

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

We currently own 69 U.S. patents and 57 foreign patents. In addition, we have 17 pending U.S. patent applications and 53 pending foreign patent applications. Patents relating to our Nexus product are scheduled to expire in 2028 and 2040. Other patents that we consider important to our business will expire from 2025 to 2037, although we do not currently believe that the expiration of other patents will have a material effect on our business.

We also hold 19 U.S. and 7 foreign registered trademarks protecting the Misonix name and our product names.

We will continue to seek patent, trademark, and copyright protection as we deem advisable to protect the markets for our products and to support our research and development efforts.

Third Party Coverage and Reimbursement

Healthcare providers that purchase medical devices generally rely on third-party payors, including, in the U.S., the Medicare and Medicaid programs and private payors, such as health maintenance organizations, preferred provider organizations, indemnity health insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes, as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services have the potential to significantly affect our operations and revenue.

Backlog

As of June 30, 2021, our backlog (firm orders that have not yet been shipped) was approximately $0.4 million as compared to $0.3 million as of June 30, 2020.

We ship most of our products on a just-in-time basis, which generally results in low levels of backlog.

Employees

As of June 30, 2021, we employed a total of 281 full-time employees. We consider our relationship with our employees to be good.

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

Risks Related to the Merger with Bioventus

The pendency of the merger with Bioventus may have an adverse effect on our business, operating results and stock price.

On July 29, 2021, we entered into the merger agreement with Bioventus, pursuant to which Bioventus will, upon satisfaction of the conditions set forth in the merger agreement, acquire Misonix. We and Bioventus have operated and, until the completion of the merger, will continue to operate independently. Uncertainty about the merger may adversely affect our revenue, operating results and stock price, whether or not the merger is completed. For example, strategic partners, customers, suppliers or other business partners may:

●	delay, defer or cease purchasing goods or services from us or providing goods or services to us;
●	delay or defer other decisions concerning us;
●	cease further joint development activities; or
●	otherwise seek to change the terms on which they do business with us.

The uncertainties around the merger could adversely impact our relationships or contract negotiations with third parties, including our strategic partners, suppliers and other business partners, or those with which we are seeking to establish business relationships. We are subject to additional risks in connection with the announcement and pendency of the merger which could adversely impact our operating results, including:

●	the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the merger agreement;
●	the restrictions imposed on our business and operations pursuant to certain covenants set forth in the merger agreement, which may prevent us from pursuing certain strategic opportunities without Bioventus approval;
●	during the period that the merger agreement is in effect, except as permitted by certain limited exceptions in the merger agreement or required by their fiduciary duties and subject to the other requirements of the merger agreement, our board of directors may not withdraw or adversely modify its recommendation of approval by our stockholders of the merger, which has the effect of delaying other strategic transactions and may, in some cases, make it impossible to pursue other strategic transactions that are available only for a limited time;
●	that we may forego opportunities we might otherwise pursue absent the merger;
●	potential adverse effects on our ability to retain and motivate current employees, and attract and recruit prospective employees who may be uncertain about their future roles and relationships with us following the completion of the merger; and
●	the diversion of our employees’ and management’s attention due to activities related to the merger, which could otherwise be devoted to other opportunities that may be beneficial to us.

Based on the election of the holders of Misonix common stock, in accordance with the terms of, and subject to election, proration and adjustment procedures set forth in, the merger agreement, the holders of Misonix common stock may receive consideration in the merger in the form of shares of Bioventus common stock. As a result, our stock price has been and will continue to be adversely impacted by any decline in the Bioventus stock price and any adverse developments in the Bioventus business outlook. The Bioventus stock price changes may result from a variety of factors, such as changes in its business operations and outlook, changes in general market and economic conditions, and regulatory considerations. The aggregate portion of the merger consideration payable in cash is fixed at approximately $183 million, such that if Bioventus stock goes up or down, the value of the merger consideration payable will increase or decrease as to the value of Bioventus stock payable and not the portion payable in cash. These factors are beyond our control.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services, other transaction costs and employee retention costs in connection with the merger, and these fees and costs are in many cases payable by us regardless of whether the merger is consummated.

The merger may not be completed, may be delayed or may be approved subject to materially burdensome conditions, any of which may adversely affect our business, operating results and stock price. Our and Bioventus’ obligations to consummate the merger are subject to the satisfaction or waiver of certain closing conditions, including, but not limited to the (i) approval of the issuance of Bioventus common stock in connection with the First Merger by the stockholders of Bioventus, (ii) the adoption of the merger agreement by the stockholders of Misonix, (iii) the absence of any law or order by any governmental entity in effect that seeks to enjoin, make illegal, or prevent the consummation of the merger, (iv) Nasdaq’s approval of the shares of Bioventus common stock to be issued in the First Merger being listed on the Nasdaq, (v) any waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) has expired or been terminated, (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Bioventus and Misonix contained in the merger agreement and the compliance by each party with the covenants contained in the merger agreement, (vii) the absence of a material adverse effect with respect to each of Bioventus and Misonix and (viii) the registration statement registering the shares of Bioventus common stock to be issued in the First Merger becoming effective. There can be no assurance that the conditions to the completion of the Merger will be satisfied in a timely manner, or at all. Although we and Bioventus have agreed to use reasonable best efforts to obtain the governmental approval required under the HSR Act, there can be no assurance that this approval will be obtained, and the government may impose conditions on the completion, or require changes to the terms of, the Mergers. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the Mergers. Any delay in completing the Mergers may significantly affect the synergies projected to result from the Mergers and other benefits that the parties expect to achieve if the Merger is successfully completed. If the Merger is not completed by January 31, 2022 (subject to automatic extension until March 31, 2022 if the only outstanding closing condition is approval under the HSR Act), either we or Bioventus may choose to terminate the merger agreement. We or Bioventus may also elect to terminate the merger agreement in certain other circumstances, and the parties can mutually decide to terminate the merger agreement at any time prior to the closing of the Mergers, before or after stockholder approval, as applicable.

Failure to complete the Mergers could negatively affect our business, results of operations and stock price.

If the merger is not completed, our stock price could fall to the extent that our current price reflects an assumption that the merger will be completed. Furthermore, if the merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including, but not limited to:

●	we could be required to pay a termination fee of $20,661,000 to Bioventus under certain circumstances as described in the merger agreement;
●	we would have incurred significant costs in connection with the merger that we would be unable to recover, including transaction, legal, employee-related and other costs;
●	we may be subject to legal proceedings related to the merger;
●	the failure of the merger to be consummated may result in negative publicity and a negative impression of us in the investment community;
●	disruptions to our business resulting from the announcement and pendency of the merger, including any adverse changes in our relationships with our customers, strategic partners, suppliers, licensees, other business partners and employees, may continue or intensify in the event the merger is not consummated;
●	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
●	we may experience an increase in employee departures.

Litigation that may be filed against us or Bioventus could prevent or delay, or result in the payment of damages following, the completion of the merger.

We and members of our board of directors may in the future be parties, among others, to various claims and litigation related to the pending merger, including putative stockholder class actions. Among other remedies, the plaintiffs in such potential future matters could seek to enjoin the merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the merger from becoming effective in a timely manner. Moreover, future litigation could be, time consuming and expensive, could divert management’s attention away from their regular business, and, if any potential future lawsuit is adversely resolved, could have a material adverse effect on our financial condition.

One of the conditions to the closing of the Merger is that no applicable governmental entity having jurisdiction over Misonix, Bioventus or either of the merger subs shall have issued an order, decision, judgment, writ, injunction, stipulation, award, or decree, preventing, enjoining or making illegal the consummation of the Merger that remains in effect. Consequently, if any plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our and/or Bioventus’ ability to complete the merger on the terms contemplated by the merger agreement, then such injunctive or other relief may prevent the Mergers from becoming effective in a timely manner, or at all.

The merger agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the proposed acquisition.

The merger agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of Misonix. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfilment of certain fiduciary requirements of our board of directors. The merger agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Bioventus a termination fee of $20,661,000.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of Misonix, even one that may be deemed of greater value to our stockholders than the proposed acquisition. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.

Our executive officers and directors may have interests in the mergers that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the proposed acquisition that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock, and the potential receipt of change in control or other severance payments in connection with the consummation of the proposed acquisition.

Risks Related to Our Business

Our business and operations could be adversely affected by health epidemics, such as the recent COVID-19 pandemic, which is materially impacting the markets and communities in which we and our customers operate.

We face various risks related to health epidemics, pandemics and similar outbreaks, such as the global outbreak of COVID-19. The COVID-19 global pandemic has negatively affected the global economy, disrupted medical spending and created significant volatility and disruption of financial markets. As a result, we experienced a significant decline in revenue during March 2020. We expect the COVID-19 global pandemic to continue to have a material adverse effect on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative effect it may have on global and regional economies and economic activity; changes in customers and consumer behavior, including cancellations of elective surgical procedures; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.

As a result of the COVID-19 global pandemic, we have experienced a disruption in our supply chain and a decrease in sales due to a decrease in elective surgical procedures. Our products are sensitive to reductions in deferrable and emergent medical procedures, and, as hospital systems prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, certain medical procedures have been suspended or postponed in many of the markets where our products are marketed and sold, which has caused a reduction in sales of these products. Although Several jurisdictions are experiencing new increases in the rate of infection by COVID-19 and have begun to further divert resources to treat COVID-19 patients and re-defer elective surgical procedures.

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

We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We are continuing to monitor the situation and assess possible implications to our business and our stakeholders and plan to take appropriate actions to mitigate adverse consequences. We cannot assure that we will be successful in any such mitigation efforts. The extent and duration of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. Many regions, including those that had experienced declines in infection rates, are now seeing increased infections and deaths resulting from COVID-19. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or its overall impact on our business. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse effects on our business as a result of any economic recession or depression that has occurred or may occur in the future. The effects of COVID-19 have also affected financial markets and corporate credit markets, which could adversely affect our ability to access financing on acceptable terms, or at all. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described below.

The COVID-19 global pandemic has disrupted our operations and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with certain covenants in our debt facilities.

Under the terms of certain of our debt facilities with an aggregate outstanding principal amount of approximately $46 million of indebtedness as of June 30, 2021, we are required to comply with covenants, such as maintaining minimum revenue and EBITDA levels. As a result of the COVID-19 global pandemic, our business operations have been disrupted and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with certain of those covenants.

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

We have a recent history of net losses.

We have experienced losses from continuing operations during the last four fiscal years. The loss from continuing operations before income taxes was approximately $14.3 million for the 2021 fiscal year, and the accumulated deficit was approximately $53.8 million as of June 30, 2021. Our losses from continuing operations were further adversely impacted due to the COVID global pandemic. As a result of the pandemic, we experienced a significant decline in revenue since March 2020. There can be no assurance that we will be able to return to operating profitability in the near-term or at all. As of June 30, 2021, we had a cash balance of approximately $31.0 million. Although we believe this amount is sufficient to finance our operations for at least the next 12 months, there can be no assurance that this will provide sufficient liquidity for longer-term operations or initiatives. Our cash flows may be affected by a number of factors, including changing market conditions, market acceptance of our new and existing products, and the loss of one or more key customers. There can be no assurance that we will be successful in raising additional capital if the need arises. The failure to raise any necessary additional capital on acceptable terms, or at all, may have a material adverse effect on our future business and results of operations.

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

The medical device and wound healing product markets are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies and other providers of human allografts and skin substitutes, most of which have greater financial and marketing resources than we do.

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

With the assistance of outside counsel, beginning in 2016 we conducted a voluntary investigation into the business practices of Cicel (Beijing) Science & Technology Co., Ltd., the independent Chinese entity that previously distributed our products in China and our knowledge of those business practices, which may have had implications under the FCPA, as well as into various internal control issues identified during the investigation. We did not identify any information through the investigation or otherwise that suggests that our previously reported consolidated financial statements are incorrect. On September 27, 2016 and September 28, 2016, we voluntarily contacted the SEC and the DOJ, respectively, to advise both agencies of these potential issues. Thereafter, we provided documents and information to, and cooperated fully with, the SEC and the DOJ, in their investigations of these matters.

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

While we are not permitted by the terms of the merger agreement with Bioventus to make material acquisitions, if Bioventus provides its consent, or the merger agreement is terminated, we may in the future acquire one or more technologies, products or companies that complement our business. We may not be able to integrate these into our business effectively and any such acquisition could bring additional risks, exposures, and challenges to our business. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire technologies, products, or companies, such use may divert resources otherwise available for other purposes. If we use our common stock to acquire technologies, products, or companies, our stockholders may experience substantial dilution. If we fail to manage any expansions or acquisition, our business could be impaired.

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

Item 1B Unresolved Staff Comments

None.

Item 2 Properties

Our headquarters and primary manufacturing facility is located at 1938 New Highway, Farmingdale, New York. This location houses our corporate functions, as well as the manufacturing of the Surgical operating segment products and to a lesser extent, some products in our Wound segment. We lease approximately 34,400 square feet of this property pursuant to a lease expiring on March 31, 2023. Under the lease, we pay rent of approximately $29,000 a month, which includes a pro rata share of real estate taxes, water, sewer and other charges which are assessed on the leased premises or the land upon which the leased premises is situated.

We also occupy approximately 12,735 square feet of an office building at 600 Thimble Shoals Boulevard, Newport News, Virginia, which primarily houses functions relating to our Wound segment. Monthly rent, which does not include our share of common expenses, utilities, and taxes, is approximately $20,000 per month, with a 3% annual increase. The lease expires in December 2024 with two renewal option terms of three years each.

We believe that the leased facilities are adequate for our present needs.

Item 3 Legal Proceedings

Former Litigation with Chinese Distributor

On March 23, 2017, our former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that we improperly terminated our contract with Cicel. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted our motion to dismiss each of the tort claims asserted against us, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021, and there is no trial date currently set. We believe that we have various legal and factual defenses to the allegations in the complaint and intend to defend the action vigorously.

Item 4 Mine Safety Disclosures

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “MSON”.

As of June 30, 2021, we had 17,410,045 shares of common stock outstanding and 815 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

We have not paid any cash dividends since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Item 6 Selected Financial Data

Not applicable.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture and market minimally invasive surgical ultrasonic medical devices. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, primarily in the areas of neurosurgery, orthopaedic surgery, plastic surgery, wound care and maxillo-facial surgery. We also exclusively market, sell and distribute skin allografts and wound care products used to support healing of wounds, and which complement our ultrasonic medical devices.

We strive to have our proprietary procedural solutions become the standard of care and enhance patient outcomes throughout the world. We intend to accomplish this, in part, by utilizing our best-in-class surgical ultrasonic technology to improve patient outcomes in spinal surgery, neurosurgery and wound care. Our neXus generator combines the capabilities of our three legacy ultrasonic products, namely BoneScalpel® Surgical System, SonaStar® Surgical Aspirator, and SonicOne® Wound Cleansing and Debridement System, into a single system that can be used to perform soft and hard tissue resections.

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

Acquisition of Solsys Medical, LLC

On September 27, 2019, we completed our acquisition of Solsys, a medical technology company focused on the regeneration and healing of soft-tissue associated with chronic wounds and surgical procedures. Solsys’ primary product is TheraSkin, a living cell wound therapy indicated to treat all external wounds from head-to-toe. The purchase price was approximately $108.6 million, representing 5,703,082 shares of Misonix common stock, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition were $4.5 million. Of these transaction costs, $3.1 million were charged to general and administrative expenses on our Consolidated Statement of Operations and $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction. The results of operations of Solsys are included in our Consolidated Statement of Operations beginning on September 27, 2019.

Impact of COVID-19 Pandemic

In March of 2020, the World Health Organization designated the novel coronavirus disease (COVID-19) as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Principally beginning in March 2020, year-over-year consolidated revenue trends began to weaken rapidly and materially. This trend continued through the end of our fiscal year ended June 30, 2020. While we have seen some gradual improvements in consolidated operating results during the fiscal year ended June 30, 2021, in part, due to elective surgical procedure volumes returning to pre-COVID-19 levels in some jurisdictions, several jurisdictions are experiencing new increases in the rate of infection by COVID-19 and have begun to divert resources to treat COVID-19 patients and re-defer elective surgical procedures.

We continue to execute on our business continuity plans and our crisis management response to address the challenges related to the COVID-19 pandemic. During the course of the pandemic, our headquarters have generally remained open, with certain essential employees continuing to work in our facilities. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments and we continue to monitor the latest public health and government guidance related to COVID-19, including vaccine availability to our employees and protocols for social distancing and wearing of masks within our facilities. As a result of this guidance, we have begun to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. We cannot be certain, however, that we will not be required or encouraged to implement additional restrictions as new variants of the virus arise, any of which may have an adverse effect on our business. As of the date of this filing, we do not believe our work from home protocol has adversely affected our internal controls, financial reporting systems or our operations.

Our sales teams are focused on how to meet changing needs of our customers in this environment.

As a result of the COVID-19 pandemic, we experienced a disruption to our global supply chain of our products and a decrease in sales due to a decrease in elective surgical procedures, as described in more detail below. While this disruption began to alleviate during the quarter ended December 31, 2020 and continues to gradually improve, we could experience further variable impacts on our business if a resurgence of the virus or variants thereof emerge, elective procedures continue to be deferred or disruptions in the global supply chain worsen. The ultimate effect of these disruptions, including the extent of their adverse effect on our financial and operational results, will be impacted by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic, including as variants of the virus arise and put stress on the healthcare system, the efficacy of any vaccines and related distributions, the number of cases presenting in the jurisdictions in which we operate, and the effect of governmental regulations and other restrictions that might be imposed in response to the pandemic.

Due to these effects and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers diverted medical resources and priorities towards the treatment of that disease. In addition, our customers may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as mentioned above, we have experienced and may continue to experience a significant decline in procedure volume in the U.S., as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. As mentioned above, while many countries are past their initial peak with COVID-19, many regions are now experiencing new increases in the rate of infection by COVID-19. To the extent individuals and hospital systems further de-prioritize, delay or cancel elective medical procedures, our business, cash flows, financial condition and results of operations will further be negatively affected.

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

For more information, see “Item 1. Business- Impact of Covid-19 Pandemic” and “Item 1A. Risk Factors.

High Intensity Focused Ultrasound Technology

In May 2010, we sold our rights to our former high intensity focused ultrasound technology to SonaCare Medical, LLC, or SonaCare. Under the terms of the sale, SonaCare is required to pay us 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until we have received payments of $3.0 million, and thereafter 5% of the foregoing gross revenues, until we have received payments of $5.8 million. Until we have received payments of $5.8 million, the minimum annual amount that SonaCare is required to pay, however, is $250,000. SonaCare was in default of its obligations to make payments to us on March 31, 2020 and March 31, 2021and as of June 30, 2021, we had received cumulative payments of approximately $2.8 million from SonaCare. Due to SonaCare’s default and inability to pay, we entered into an amended agreement with SonaCare on April 30, 2021 and SonaCare made a payment to us of $300,000 on May 28, 2021. The amended agreement with SonaCare requires that SonaCare make minimum annual payments of $300,000 through March 2031. We cannot assure you that SonaCare will make all payments due on a timely basis, or at all. We recorded the $300,000 payment received as other income on our Consolidated Statement of Operations during the fourth quarter of fiscal year 2021, and will record any future payments on a cash basis only when received due to the uncertainty of payment receipt.

Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. Unless otherwise specified, this discussion relates solely to our continuing operations

Fiscal years ended June 30, 2021 and 2020

Our revenues by segment for the two years ended June 30, 2021 are as follows:

	For the years ended
	June 30,		Net change
	2021	2020	$	%
Total
Surgical	$40,379,693	$34,457,631	$5,922,062	17.2%
Wound	33,644,380	28,026,020	5,618,360	20.0%
Total	$74,024,073	$62,483,651	$11,540,422	18.5%

Domestic:
Surgical	$27,384,277	$20,874,419	$6,509,858	31.2%
Wound	33,272,947	27,678,534	5,594,413	20.2%
Total	$60,657,224	$48,552,953	$12,104,271	24.9%

International:
Surgical	$12,995,416	$13,583,212	$(587,796)	-4.3%
Wound	371,433	347,486	23,947	6.9%
Total	$13,366,849	$13,930,698	$(563,849)	-4.0%

Revenues

Revenues increased 18.5% or $11.5 million to $74.0 million in fiscal 2021 from $62.5 million in fiscal 2020.

The revenue increase is principally attributable to growth of domestic surgical revenues by 31.2%, fueled by the introduction of our new platform, neXus. Domestic wound revenue increased by 20.2% primarily from the addition of TheraSkin as a result of the Solsys acquisition, which was only included in 9 months of fiscal 2020 and the full year fiscal 2021. TheraSkin revenue increased from $23.4 million in fiscal 2020 to $26.4 million in fiscal 2021.

International revenue, which is principally from the Surgical segment, decreased 4.0% in part due to weakness in sales of surgical products resulting from the COVID-19 virus, which had an impact on sales throughout fiscal 2021 and only on the second half of fiscal 2020.

Gross profit

The gross profit percentage on product sales was 71.1% in fiscal 2021, compared with 70.0% in fiscal 2020. The increase was in part attributable to a higher mix of domestic revenue compared with international revenue for fiscal 2021.

Selling expenses

Selling expenses increased by $1.9 million, or 4.6% to $42.1 million in fiscal 2021 from $40.2 million in fiscal 2020. The increase is primarily due to our acquisition of Solsys on September 27, 2019. Additional factors impacting selling expenses include higher compensation and commission costs, consulting costs, neXus product launch costs, higher freight expense on higher sales, and costs resulting from the continued build out of our direct sales force. These cost increases were offset by lower travel related expenses and trade show costs relating to the pandemic lockdown.

General and administrative expenses

General and administrative expenses decreased $1.4 million to $16.6 million in fiscal 2021 from $18.0 million in fiscal 2020. The decrease was in part due to $1.8 million of transaction expenses incurred in fiscal 2020 related to our acquisition of Solsys, along with a $1.0 million contract asset reserve taken in fiscal 2020. These decreases were offset by higher compensation and non-cash compensation incurred in fiscal 2021.

Research and development expenses

Research and development expenses increased by $0.1 million, or 2.3% to $5.0 million in fiscal 2021 from $4.9 million in the prior year period, primarily due to increased expense associated with the development of new handpieces and tips to expand our neXus product portfolio.

Other expense

Other expense increased to $3.3 million in fiscal 2021 from other expense of $2.5 million in fiscal 2020. The increase of $0.8 million is related primarily to interest expense from the debt we acquired relating to our acquisition of Solsys on September 27, 2019.

Income taxes

For the fiscal years ended June 30, 2021 and 2020, we recorded an income tax expense (benefit) of $0.1 million and $(4.5) million, respectively. We purchased Solsys Medical, LLC on September 27, 2019. The acquisition of Solsys resulted in the recognition of deferred tax liabilities of approximately $4.6 million, which related primarily to intangible assets. Prior to the Solsys acquisition, we had a full valuation allowance on our deferred tax assets. The deferred tax liabilities generated from the Solsys acquisition is netted against our pre-existing deferred tax assets. Consequently, this resulted in a release of $4.6 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

The components of the tax provision are as follows:

	Year ended June 30,
	2021	2020
Tax at federal statutory rates	$(3,011,456)	$(4,600,276)
State income taxes, net of federal benefit	(244,712)	(482,344)
Research credit	(105,659)	(112,468)
Permanent differences	37,260	76,341
Stock-based compensation	276,770	68,766
Transaction Costs	-	120,401
Valuation allowance	3,162,279	5,006,509
Solsys acquisition	-	(4,575,507)
True up and rate change	17,626	-
	$132,071	$(4,498,578)

Liquidity and Capital Resources

General

Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	our ability to generate revenue, including a potential decline in revenue resulting from COVID-19;

●	fluctuations in gross margins, operating expenses and net loss; and

●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of our sales, marketing and distribution activities;

●	expansion of our research and development activities; and

●	maintaining sufficient inventory to supply our sales volume.

Fiscal 2021

Working capital at June 30, 2021 was $36.6 million. For fiscal 2021, cash used in operations was $9.0 million, mainly due to our net loss of $14.5 million, an increase in inventory of $6.4 million, an increase in accounts receivable of $0.4, offset by a decrease in accounts payable and accrued expenses of $3.8 million, and $8.6 million of non-cash expenses.

Cash used by investing activities for fiscal 2021 was $0.3 million, consisting of cash used to purchase property, plant and equipment of $0.1 million and cash outflows to file for additional patents of $0.2 million.

Cash provided by financing activities was $2.3 million for fiscal 2021, primarily consisting of net long-term debt borrowings of $2.1 million.

As of June 30, 2021, we had a cash balance of approximately $31.0 million. Management currently believes that we have sufficient cash to finance operations for at least the next 12 months following the issuance date of the consolidated financial statements included herein.

Fiscal 2020

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

Cash provided by investing activities was $5.1 million, primarily consisting of cash provided by the acquisition of Solsys of $5.5 million, offset by the purchase of property, plant and equipment of $0.3 million and cash outflows to file for additional patents of $0.1 million.

Cash provided by financing activities was $51.7 million for fiscal 2020, primarily consisting of net cash of $32 million from an offering of our equity securities, $1.4 million of transaction fees relating to the Solsys acquisition, and net long-term debt borrowings of $19.8 million, in addition to $1.2 million in proceeds received from the exercise of stock options.

Financing Transactions

On September 27, 2019, we entered into an amended and restated credit agreement, or (as amended and supplemented from time to time) the SWK Credit Agreement, with SWK Holdings Corporation, or SWK, pursuant to a commitment letter whereby SWK (a) consented to the acquisition of Solsys and (b) agreed to provide financing to us. Through the acquisition of Solsys, we became party to a $20.2 million note payable to SWK. The SWK credit facility originally provided an additional $5.0 million in financing, totaling approximately $25.1 million and a maturity date of June 30, 2023. On December 23, 2019, the parties amended the SWK Credit Agreement to, among other things, provide an additional $5 million of term loans, for total aggregate borrowings of up to approximately $30.1 million. The maturity date of the Amended SWK Credit Agreement remains June 30, 2023. On June 30, 2020, the parties amended the SWK Credit Agreement, (as so amended, the “Amended SWK Credit Agreement”) to modify the minimum aggregate revenue and minimum EBITDA financial covenants thereunder. The modified terms under the Amended SWK Credit Agreement reduce the minimum aggregate revenue requirements through December 31, 2021 and reduce the minimum EBITDA requirements through June 30, 2021. As of June 30, 2021, the outstanding principal balance of the term loans under the Amended SWK Credit Agreement is approximately $30.1 million.

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

On June 30, 2020, the parties amended the New Loan and Security Agreement (as so amended, the “Amended SVB Loan Agreement”) to modify the minimum aggregate revenue and minimum EBITDA financial covenants thereunder. The Second SVB Modification reduces the minimum aggregate revenue requirements through December 31, 2021 and reduces the minimum EBITDA requirements through June 30, 2021.

The Company is in compliance with all covenants in its financing agreements as of June 30, 2021.

Borrowings under the New Credit Facility were used in part to repay the amount of $3.75 million outstanding under the Prior Solsys Credit Agreement, and the balance may be used by us for general corporate purposes and working capital. The New Credit Facility matures on December 26, 2022. As of June 30, 2021, the outstanding principal balance of the New Credit Facility is $8.4 million.

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

On April 5, 2020, we applied for an unsecured $5.2 million loan under the Paycheck Protection Program, or the PPP Loan. The Paycheck Protection Program, or PPP, was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the U.S. Small Business Administration. On April 10, 2020, the PPP loan was approved and funded. We entered into a promissory note with J.P. Morgan Chase evidencing the unsecured $5.2 million loan. The promissory note has a maturity date of April 4, 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs.

Commitments

We have commitments under operating leases that we plan to fund from operating sources. At June 30, 2021, our contractual cash obligations and commitments relating to debt repayment, operating leases and other purchase commitments are as follows:

	Less than			After
Commitment	1 year	1-3 years	4-5 years	5 years	Total
Long-term debt	$6,449,487	$20,500,000	$18,845,761	$-	$45,795,248
Operating and financing leases	597,392	1,015,916	7,698	-	1,621,006
Purchase commitments	19,430,995	-	-	-	19,430,995
	$26,477,874	$21,515,916	$18,853,459	$-	$66,847,249

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

Purchase Price Accounting

The allocation of the purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, accounting guidance requires that goodwill and other indefinite-lived intangible assets be tested at least annually for impairment. If circumstances or events prior to the date of the required annual assessment indicate that, in management’s judgment, it is more likely than not that there has been a reduction of fair value of a reporting unit below its carrying value, we perform an impairment analysis at the time of such circumstance or event. Changes in management’s estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on our financial condition and results of operations.

Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. In connection with the acquisition of Solsys, the Company has $106.5 million of goodwill recorded on its Consolidated Balance Sheet as of June 30, 2021, $12.7 million of which is expected to be deductible for tax purposes. The goodwill recognized from the Solsys acquisition represents the excess of the purchase price over aggregate fair value of net assets acquired and is related to the benefits expected as a result of the acquisition, including sales, and a stronger portfolio of Wound solutions that will drive growth in the wound care market. Our goodwill balance as of each reporting period by segment, includes:

	Surgical	Wound	Total

Balance as of June 30, 2019	$1,701,094	$-	$1,701,094

Acquisition of Solsys	-	108,833,165	108,833,165
Purchase price accounting adjustments	-	(2,223,909)	(2,223,909)
Goodwill (gross)	1,701,094	106,609,256	108,310,350
Accumulated impairment losses	-	-	-

Balance as of June 30, 2020	$1,701,094	$106,269,256	$108,310,350

Balance as of June 30, 2020	$1,701,094	$106,609,256	$108,310,350

Purchase price accounting adjustments		(75,686)	(75,686)
Goodwill (gross)	1,701,094	106,533,570	108,234,664

Accumulated impairment losses	-	-	-

Balance as of June 30, 2021	$1,701,094	$106,533,570	$108,234,664

Goodwill is not subject to amortization but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. Our assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value and the value of Misonix at the measurement date.

We performed our annual impairment test as of March 31 and concluded there was no impairment to goodwill. As of March 31, 2021, the fair value of the Wound and Surgical reporting units exceeded their carrying values by more than 10%. The fair values of our reporting units were estimated considering both the market approach and the income approach. The market approach provides an indication of value based on a comparison to recent sales. The income approach is based upon the estimated future income streams associated with each reporting unit. Application of these impairment tests requires significant judgments, including estimation of cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our businesses, the useful lives over which cash flows will occur and determination of our weighted average cost of capital. If actual results are not consistent with management’s estimate and assumptions, a material impairment charge of goodwill could occur, which would have a material adverse effect on our consolidated financial statements.

There were no triggering events in the fourth quarter 2021 that would cause us to re-evaluate our impairment analysis.

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

On December 15, 2016, we issued 400,000 shares of restricted stock to our Chief Executive Officer. These awards vest over a period of up to five years, subject to meeting certain service, performance, and market conditions. We valued these awards using a Monte Carlo valuation model, which required the use of various estimates in arriving at the valuation of the awards. The valuation included the estimate of the probability of achieving the performance criteria, which included minimum levels of our stock price and revenue. If the stock price and performance conditions are not met, some or all of these awards will not vest and compensation cost recorded, if any, could be reversed.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. Management is currently assessing the impact that ASU 2016-13 will have on us.

There are no other recently issued accounting pronouncements that are expected to have a material effect on our financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all long-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition and classification in our Consolidated Statement of Operations. We adopted ASC 842 on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option recognizes a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption instead of the earliest period presented. We adopted the optional ASC 842 transition provisions beginning on July 1, 2019. Accordingly, we will continue to apply Topic 840 prior to July 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. We elected the package of practical expedients for all its leases that commenced before July 1, 2019. We have evaluated our real estate lease, copier leases and generator rental agreements. The adoption of ASC 842 did not materially affect our consolidated balance sheet and had an immaterial impact on our results of operations. Based on our current agreements, upon the adoption of ASC 842 on July 1, 2019, we recorded an operating lease liability of approximately $0.4 million and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with our leases. As our leases do not provide an implicit rate, nor is one readily available, we used our incremental borrowing rate of 10.5% based on information available at July 1, 2019 to determine the present value of its future minimum rental payments.

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

We carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by is in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of Misonix, Inc.’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework (2013). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

We currently have five Directors (the “Board”). Their term expires at the next Annual Meeting of Shareholders. The following table contains information regarding all of our directors and executive officers as of September 2, 2021:

Name	Age	Principal Occupation	Director Since

Paul LaViolette	63	Director	2019

Michael Koby	48	Director	2019

Thomas M. Patton	57	Director	2015

Patrick Beyer	55	Director	2021

Stavros G. Vizirgianakis	50	Chief Executive Officer and Director	2013

Joseph P. Dwyer	65	Chief Financial Officer, Treasurer and Secretary	-

Sharon W. Klugewicz	53	Chief Operating Officer	-

Robert S. Ludecker	53	Senior Vice President of Global Sales and Marketing	-

Jay Waggoner	55	Senior Vice President of Sales - Wound	-

Principal Occupations and Business Experience of Directors and Executive Officers

The following is a brief account of the business experience of our directors and executive officers:

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

Mr. Thomas M. Patton has served as a senior executive and Board member for companies in the medical products industry for over 25 years. Mr. Patton most recently served as the Chief Executive Officer, and Board member from August 2019 of Ximedica, Inc. a privately held contract research and development company until its sale in May 2021 to Summit Partners Mr. Patton previously served as President and Chief Executive Officer and Board member of CAS Medical Systems, Inc. from 2010 until its sale in April 2019 to Edwards Lifesciences. He also served as the CEO of Wright Medical Group, an orthopedic device company until its sale to Warburg Pincus, and as President of Novametrix Medical Systems, a patient-monitoring company until its sale to Respironics. From 2003 to 2010, Mr. Patton acted as an advisor to the healthcare-focused private equity group of Ferrer Freeman & Company. Mr. Patton was a co-founder and CEO of QDx, Inc., a start-up company that developed a platform for hematology diagnostics beginning in 2003 until its sale to Abbott Laboratories in 2008. Mr. Patton has held Board positions for a number of companies and is currently a Board member of ElectroCore (NASD: ECOR) and of the Connecticut Port Authority. He is also currently an Advisor to SV Health Investors. Mr. Patton attended The College of the Holy Cross, where he majored in Economics and Accounting. After graduating magna cum laude from Georgetown University Law Center, Mr. Patton worked at the law firm of Williams & Connolly in Washington, D.C. Thereafter, he joined Wright Medical Group as its General Counsel where he served in various executive roles until being appointed CEO. The Board believes Mr. Patton’s industry knowledge, current and prior experience as a CEO and financial acumen and experience qualify him to serve as a director.

Patrick J. Beyer is the President of International and Global Orthopedics for ConMed Corporation (“ConMed”), a publicly held medical technology company, a position in which he has served since October 2020. Mr. Beyer previously served as President of ConMed International from December 2014 to October 2020. Prior to joining ConMed, Mr. Beyer served as Chief Executive Officer of ICNet, a privately held infectious control software company from 2010 to 2014 when the company was sold. Prior to this, Mr. Beyer spent 21 years at Stryker Corporation where he led Stryker Europe from 2005 to 2009; Stryker UK, South Africa and Ireland from 2002 to 2005 and Stryker Medical from 1999 to 2002. Mr. Beyer graduated from Kalamazoo College with a BA in Economics, Western Michigan University with an MBA in Finance and Harvard Business School’s Advanced Management Program. The Board believes Mr. Beyer’s industry knowledge, executive leadership experience and financial acumen qualify him to serve as a director.

Mr. Stavros G. Vizirgianakis became our Interim Chief Executive Officer in September 2016 and our full-time President and Chief Executive Officer in December 2016. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Ascendis Health. In that capacity, Mr. Vizirgianakis acted as a distributor of our products. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis also served on the board of Tenaxis Medical and is a strategic investor in and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a degree in commerce from the University of South Africa. The Board believes Mr. Vizirgianakis’ industry knowledge, sales and marketing experience and his international business relationships qualify him to serve as a Director.

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

Sharon W. Klugewicz became Chief Operating Officer in March 2019. Prior to joining Misonix, Ms. Klugewicz served from July 2018 to February 2019 as Chief Quality & Regulatory Affairs Officer for Chembio Diagnostic Systems, Inc. (“Chembio”), a manufacturer of diagnostic tests for infectious diseases. Prior to her role as Chief Quality & Regulatory Affairs Officer, Ms. Klugewicz served in various roles for Chembio, including President, Americas Region from September 2016 to June 2018, acting CEO from May 2017 to October 2017, Chief Operating Officer from May 2013 to August 2016 and Vice President, QA/QC/Technical Operations until April 2013. Prior to joining Chembio in September 2012, Ms. Klugewicz, held a number of executive positions at Pall Corporation, a world leader in filtration, separation and purification technologies, over her 21-year tenure there, including Sr. VP, Scientific & Laboratory Services, Sr. VP, Global Quality Operations in the Pall Life Sciences Division, as well as in Marketing Product Management, and Field Technical Services. Ms. Klugewicz holds an M.S. in Biochemistry from Adelphi University and a B.S. in Neurobiology from Stony Brook University.

Robert S. Ludecker became Senior Vice President of Global Sales and Marketing in May 2015. Prior to joining Misonix as Global Vice President of Sales and Marketing in May 2013, Mr. Ludecker served from February 2011 to May 2013 as Vice President of Global Sales and Marketing for BioMimetic Therapeutics, a NASDAQ-listed biotechnology company, specializing in the development and commercialization of products which promote the healing of musculoskeletal injury and diseases, including orthopaedic, spine, and sports medicine applications. Prior to BioMimetic, Mr. Ludecker served from February 2008 to February 2011 in a variety of senior sales and marketing leadership positions with Small Bone Innovations, a private New York City-based orthopaedic company specializing in small bones, and Smith and Nephew, a leading U.K.-based global provider of orthopaedic reconstruction implants and a broad portfolio of medical instruments and supplies. Mr. Ludecker holds a B.A. degree from Kenyon College.

Jay Waggoner became Executive Vice President of Global Sales, Wound in November 2020. Prior to joining Misonix as Senior Vice President of Sales in September 2019, Mr. Waggoner served as Vice President of Sales for Solsys Medical LLC from June 2015 to September 2019, when we acquired Solsys. Prior to Solsys, Mr. Waggoner served from December 2009 to June 2015 in a variety of senior sales positions at Ethicon, a medical device company that is part of the Johnson & Johnson family of companies. Mr. Waggoner has also served in various senior roles from March 1992 to June 2015 in Ethicon, Depuy Spine and Medtronic, each a medical device company. Mr. Waggoner holds a B.S. degree from the University of Colorado at Boulder.

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

Our bylaws provide that nominations by stockholders of persons for election to the Board may be made by giving adequate notice to Misonix’s Corporate Secretary. The Nominating and Governance Committee of the Board will consider persons properly nominated by stockholders and recommend to the full Board whether any such nominees should be included with the Board’s nominees for election by stockholders. The Nominating and Governance Committee will evaluate properly nominated stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. To be adequate, the nomination notice must set forth certain information specified in our bylaws about each stockholder submitting a nomination and each person being nominated. Our bylaws are available in our SEC filings which can be accessed on our website at www.misonix.com under the “Investors Relations” tab and will be provided to any stockholder upon written request to Misonix, Inc., 1938 New Highway, Farmingdale, New York 11735, Attn: Corporate Secretary. A stockholder is not entitled to have its nominees included in our proxy statement solely as a result of such stockholder’s compliance with the foregoing provisions. If a stockholder does not appear at the annual meeting to present its nomination in person, such nomination will be disregarded (notwithstanding that proxies in respect of such nomination may have been solicited, obtained or delivered).

Audit Committee

We have a separately designated standing Audit Committee. The members of the committee are Messrs. Patton, Beyer and Koby. Mr. Patton chairs the committee. Each current member of the committee, and each member who served during the 2021 fiscal year, is independent as defined in Rule 10A-3 of the Securities and Exchange Commission and the listing standards of Nasdaq. The Board of Directors has determined that Messrs. Patton and Koby each qualifies as an “audit committee financial expert,” as that term is defined in Regulation S-K of the Securities and Exchange Commission.

Item 11 Executive Compensation

Compensation Discussion and Analysis

As a smaller reporting company, we are not required under Item 402 to include a fulsome Compensation Discussion and Analysis; however, we have chosen to voluntarily include the following overview of our compensation programs and policies.

Named Executive Officers

The following discussion is focused primarily on our compensation philosophy, policies and programs as they relate to, and amounts paid or payable to, our executive officers for their services during Fiscal 2021. Our “named executive officers” or the “NEOs” consist of the following individuals:

Name	Age	Position(s)

Stavros G. Vizirgianakis	50	Chief Executive Officer and Director

Joseph P. Dwyer	65	Chief Financial Officer, Treasurer and Secretary

Robert S. Ludecker	53	Senior Vice President of Global Sales and Marketing

Overview of Compensation Program and Philosophy

Our compensation program is intended to:

●	Attract, motivate, retain and reward employees of outstanding ability;

●	Link changes in employee compensation to individual and corporate performance; and

●	Align employees’ interests with those of our stockholders.

The ultimate objective of our compensation program is to increase stockholder value. We seek to achieve these objectives with a total compensation approach which takes into account a competitive base salary, bonus pay based on the annual performance of Misonix and individual goals and stock option awards.

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

Base Salaries

Base salaries paid to executives are intended to attract and retain highly talented individuals. In setting base salaries, individual experience, individual performance, the Company’s performance and job responsibilities during the year are considered. Executive salaries are evaluated against peer-group public companies of similar size and nature. The Compensation Committee recently completed an independent study which concluded that Misonix base salaries and bonuses for executives are in the lower 25th percentile compared with its peer-group. The Company’s independent consultant, in connection with the Company, determined the proper peer-group for comparison. The consultant determined the compensation range with respect to base salaries, incentive compensation, and equity compensation for each of the titles of the executive officers. During the fiscal year ended June 30, 2021, Messrs. Vizirgianakis, Dwyer and Ludecker received base salary increases of 10.0%, 10.0% and 3.0%, respectively, based on performance.

Annual Bonus Plan Compensation

The Compensation Committee of the Board approves annual performance-based compensation. The purpose of the annual bonus compensation is to motivate executive officers and key employees. Target bonuses, based upon recommendations from the Chief Executive Officer, are evaluated and approved by the Compensation Committee for all management employees other than the Chief Executive Officer. The bonus recommendations are derived from individual and Company performance but not based on a specific formula and are discretionary. The Chief Executive Officer’s bonus compensation is derived from the recommendation of the Compensation Committee based upon the Chief Executive Officer’s performance and Company performance but is not based on a specific formula and is discretionary. Bonuses earned in fiscal 2021 based on performance were as follows: $462,250 to Mr. Vizirgianakis, $148,500 to Mr. Dwyer, and $93,330 to Mr. Ludecker.

Equity Incentive Awards

Our executives are eligible to receive stock options (which gives them the right to purchase shares of common stock at a specified price in the future). These grants will vest based upon the passage of time, the achievement of performance metrics, or both. We believe that the use of stock options as the basis for long-term incentive compensation meets our defined compensation strategy and business needs by achieving increased value for stockholders and retaining key employees.

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

Our current standard option vesting schedule for all employees is four years vesting monthly.

The number of stock options granted in fiscal 2021 to the named executive officers, and their estimated fair value, were as follows:

			Estimated
		Number of	Fair Value of
		Options	Awards at
Named Executive Officer	Grant Date	Granted	Grant Date

Stavros G. Vizirgianakis	6/30/2021	150,000	$1,788,658

Joseph P. Dwyer	6/30/2021	50,000	$596,219

Robert S. Ludecker	6/30/2021	20,000	$238,488

The stock options awarded on June 30, 2021 had an exercise price of $22.18, which was each equal to the closing market price per share of our stock on the date of grant. The stock options in the above table provide for four-year vesting on a monthly basis, with a stated expiration date of ten years after grant.

Other Annual Compensation and Benefits

Although direct compensation, in the form of salary, non-equity incentive awards and long-term equity incentive awards provide most of the compensation to each of our executive officers, we also provide for the following items of additional compensation:

●	Retirement savings are provided by a 401(k) plan, in the same manner to all U.S. employees. This plan includes an employer matching contribution of 10% which is intended to encourage employees (including the Chief Executive Officer) to save for retirement;

●	Health, life and disability benefits are offered to our executive officers in the same manner to all of our U.S. employees. We provided additional life insurance and long term care policies to for our Chief Executive Officer and each of our executive officers; and

●	Transportation expenses are provided to executive officers, primarily in the form of an automobile allowance.

Summary of Compensation

The table and footnotes below describe the total compensation for fiscal years ended June 30, 2021 and June 30, 2020 earned by the “named executive officers,” which includes the individual who served as our principal executive officer during fiscal 2021, and each of the other two most highly compensated individuals who were serving as executive officers of the Company on June 30, 2021, the last day of the fiscal year.

	SUMMARY COMPENSATION TABLE
					All
Name and Principal Position	Fiscal year Ended June 30,	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	Other Compen- sation ($)		Total ($)

Stavros Vizirgianakis	2021	$463,230	$462,250	$1,788,658	$42,088	(3)	$2,756,226
Chief Executive Officer	2020	$356,027	$-	$1,610,538	$35,814		$2,002,379

Joseph P. Dwyer	2021	$346,154	$148,500	$596,219	$12,298	(4)	$1,103,171
Chief Financial Officer, Treasurer and Secretary	2020	$278,078	$60,000	$572,674	$9,530		$920,282

Robert S. Ludecker	2021	$327,363	$93,330	$238,488	$8,524	(5)	$667,705
Senior Vice President	2020	$273,582	$60,249	$274,538	$13,294		$695,816
Global Sales and Marketing

28

(1)

Amounts reflected in this column for fiscal year 2020 reflect the decrease in base salaries of the named executive officers for May and June 2020 as a cost reduction measure related to the Company’s COVID-19 cost reduction plan. The decrease for Mr. Vizirgianakis was 50% and the decrease for each of Mr. Dwyer and Mr. Ludecker was 35%. These reductions were ultimately paid back to the officers in fiscal 2021. Amounts reduced and ultimately repaid for Messrs. Vizirgianakis, Dwyer and Ludecker were $30,231, $16,154 and $16,262, respectively.

(2)	Amounts disclosed in this column represent the grant date fair value of each stock option award granted during the applicable fiscal year calculated in accordance with FASB ASC Topic 718, using the Black-Scholes computation as of the date of grant of the award, excluding the effects of forfeitures. Assumptions used in the calculation of these amounts are included in footnote 7. Stock-based Compensation Plans of the consolidated financial statements.

(3)	Consists of a car allowance, life and long-term care insurance coverage, and $31,925 of fees relating to work visa applications.

(4)	Consists of a car allowance, and life and long-term care insurance coverage.

(5)	Consists of life insurance coverage.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held as of June 30, 2021 by our named executive officers.

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares of Stock That Have Not Not Vested	Market Value of Shares of Stock That Have Not Vested (5)		Equity Incentive Plan Awards - Number of Shares That Have Not Vested (#)	Equity Incentive Plan Awards - Market Value of Shares That have Not Yet Vested ($) (5)
Stavros G. Vizirgianakis							26,800	$594,424	(1)
										133,000	$2,949,940	(2)
	3,750	-	(3)	$5.81	12/3/2013	12/2/2023
	15,000	-	(3)	$13.20	2/3/2015	2/2/2025
	11,250	-	(3)	$7.20	2/4/2016	2/3/2026
	5,000	15,000	(3)	$21.41	11/22/2019	11/21/2029
	53,897	145,108	(4)	$9.82	5/14/2020	5/13/2030
	12,749	38,246	(4)	$13.57	6/30/2020	6/29/2030
	-	150,000	(4)	$22.18	6/30/2021	6/29/2031

Joseph P. Dwyer
	75,000	25,000	(3)	$10.20	8/22/2017	8/21/2027
	9,000	3,000	(3)	$10.25	11/1/2017	10/31/2027
	1,250	23,750	(3)	$15.90	7/24/2018	7/23/2028
	4,500	13,500	(3)	$21.41	11/22/2019	11/21/2029
	14,337	38,599	(4)	$9.82	5/14/2020	5/13/2030
	3,391	10,173	(4)	$13.57	6/30/2020	6/29/2030
	-	50,000	(4)	$22.18	6/30/2021	6/29/2031

Robert S. Ludecker
	3,443	-	(3)	4.68	9/10/2013	9/9/2023
	35,000	-	(3)	7.67	9/9/2014	9/8/2024
	80,000	-	(3)	12.77	5/14/2015	5/13/2025
	30,000	-	(3)	9.38	8/15/2015	8/14/2025
	31,000	-	(4)	6.76	11/3/2016	11/2/2026
	30,000	-	(3)	9.53	12/6/2016	12/5/2026
	18,000	6,000	(3)	10.25	11/2/2017	11/1/2027
	9,000	9,000	(3)	15.90	7/24/2018	7/23/2028
	3,000	9,000	(3)	21.41	11/22/2019	11/21/2029
	5,282	14,220	(4)	9.82	5/14/2020	5/13/2030
	1,250	3,748	(4)	13.57	6/30/2020	6/29/2030
	-	20,000	(4)	$22.18	6/30/2021	6/29/2031

(1)	Vests on September 1, 2021.

(2)	133,000 shares vest if both of the following conditions are satisfied simultaneously: (A) at any time prior to the fifth anniversary of the grant date, the most recent publicly reported trailing four (4) fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $48,000,000 and (B) the closing price of the Company’s common stock is at least $13.00 per share (subject to adjustment for stock splits, stock dividends and the like) for ten (10) consecutive trading days.

(3)	Options vest equally over 4 years on an annual basis commencing on the date of grant.

(4)	Options vest equally over 4 years on a monthly basis commencing on the date of grant.

(5)	Amounts disclosed in this column represent the closing price per share of our common stock as of June 30, 2021 ($22.18) multiplied by the number of shares underlying the restricted stock awards that had not yet vested or were unearned as of June 30, 2021.

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

In conjunction with the execution of the Vizirgianakis Agreement in 2016, Mr. Vizirgianakis received grants of an aggregate of 400,000 shares of restricted stock pursuant to the Company’s 2014 Employee Equity Incentive Plan (the “Plan”) as follows: (i) a grant of 134,000 shares vesting in five equal installments on September 1, 2017, 2018, 2019, 2020 and 2021; (ii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the third anniversary of the grant date, the most recent publicly reported trailing 4 fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $35,000,000 and (B) the closing price of our common stock is at least $10.50 per share (subject to adjustment for stock splits, stock dividends and the like) for 10 consecutive trading days (these performance targets have been satisfied); and (iii) a performance grant of 133,000 shares which vests if both of the following conditions are satisfied simultaneously: (A) at any time prior to the fifth anniversary of the grant date, the most recent publicly reported trailing four fiscal quarter revenue of the Company (exclusive of the impact of any acquisitions after the grant date) is at least $48,000,000 and (B) the closing price of our common stock is at least $13.00 per share (subject to adjustment for stock splits, stock dividends and the like) for 10 consecutive trading days (these performance targets have not yet been satisfied). The aforementioned performance grants will vest on a change of control in accordance with the Plan only if the applicable share price threshold is met in such transaction.

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

In conjunction with the execution of the Dwyer Agreement in 2017, Mr. Dwyer received a grant of a ten-year stock option to purchase 100,000 shares (the “Dwyer Stock Option Award”) of our common stock, under the Misonix, Inc. 2017 Equity Incentive Plan. The Dwyer Stock Option Award has an exercise price of $10.20 per share, which equals the fair market value on the date of grant as defined in the plan and vests and becomes exercisable in four equal annual installments from the date of grant.

Ludecker Letter Agreement

On September 15, 2016, we entered into a letter agreement (the “Ludecker Agreement”) with Robert S. Ludecker, pursuant to which Mr. Ludecker serves as the Company’s Senior Vice President of Global Sales and Marketing.

Pursuant to the Ludecker Agreement, if Mr. Ludecker’s employment is terminated involuntarily or Mr. Ludecker terminates his employment for good reason (as described in the Ludecker Agreement) following a change in control of the Company, then he will be entitled to receive a lump sum cash payment equal to 12 months of annual base salary within 60 days after the change in control takes place and his employment terminates. The Ludecker Agreement also contains non-disparagement covenants from Mr. Ludecker following his termination of employment.

Summary of Potential Payments Upon Termination or Following a Change In Control

Severance and Change in Control Payments

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

Additionally, our equity incentive plans include provisions that accelerate vesting 100% upon a change in control of the Company. A change in control is generally defined as a change of more than 50% of the voting control of the Company. In the event of a change in control, holders of Misonix employee equity incentive awards would be eligible to exercise and sell their vested securities.

Quantification of Termination / Change in Control Payments

The following table shows the benefits which would be received by each of our named executive officers under their respective employment arrangement and the applicable equity plans and award agreements, in the event of his termination without cause or termination for good reason, or upon a change in control (data with respect to equity awards assumes at change of control at June 30, 2021 and that the price of our common stock on which the calculations were based was the closing price on June 30, 2021, which was $22.18 per share. Data with respect to salary represents the fiscal 2021 base salary):

	Severance Payments			Change-in-Control Severance Payments
		Employee			Employee	Equity
	Salary	Benefits	Total	Salary	Benefits	Awards(1)	Total

Stavros G. Vizirgianakis	$649,500	$33,823	$683,323	$649,500	$33,823	$5,678,747	$6,362,070

Joseph P. Dwyer	$330,000	$22,067	$352,067	$330,000	$22,067	$1,059,508	$1,411,576

Robert S. Ludecker	$-	$-	$-	$311,100	$-	$343,059	$654,159

(1)	Amounts reflect the potential value of full acceleration of: (a) for Mr. Vizirgianakis, all unvested options and restricted stock (which assumes that any stock price conditions and revenue targets, where applicable, have been met); and (b) for Mr. Dwyer and Mr. Ludecker, all unvested options, in each case upon a change in control of the Company (as defined in the applicable award agreements and equity plans) regardless of whether the executive’s employment is terminated.

Equity Plans

As of June 30, 2021, the Company had the following stock plans with options or other grants outstanding or available for issuance:

							Available
	Initial				Expired /		For
Plan	Shares	Granted		Exercised	Forfeited	Outstanding	Issuance

2005 Employee Equity Incentive Plan	500,000	547,125		497,200	48,925	1,000	-
2009 Employee Equity Incentive Plan	500,000	624,925		413,132	130,225	81,568	5,300
2009 Non Employee Director Stock Option Plan	200,000	275,000		141,250	100,000	33,750	25,000
2012 Employee Equity Incentive Plan	500,000	750,000		205,499	265,251	279,250	15,251
2012 Non Employee Director Stock Option Plan	200,000	277,500		110,000	78,750	88,750	1,250
2014 Employee Equity Incentive Plan	750,000	573,500	[1]	90,499	229,876	253,125	6,376
2017 Equity Incentive Plan	1,950,000	1,391,339	[2]	3,583	128,910	1,258,846	677,571

Total						1,996,289	730,748

[1] Excludes grant of 400,000 shares of restricted stock

[2] Excludes grant of 10,000 shares of immediate vesting restricted stock incentive bonus

Director Compensation for Fiscal 2021

Directors are compensated through payment of a cash fee and annual stock option grants, which generally vest in full on an annual basis. In fiscal 2021, each non-employee director is entitled to receive an annual fee of $35,000 and the Chairman of the Audit Committee received $45,000. During the first quarter of fiscal 2021, the directors agreed to waive their cash compensation fee. Each non-employee director is also reimbursed for reasonable expenses incurred while traveling to attend meetings of our Board and Board committees, and while traveling in furtherance of the Company’s business.

The following table sets forth information for the fiscal year ended June 30, 2021 with respect to the compensation of our directors.

	DIRECTOR COMPENSATION FOR THE 2021 FISCAL YEAR
	Fees Earned
Name (2)	or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Paul LaViolette	$26,250	$175,339	$201,589

Michael Koby	$26,250	$175,339	$201,589

Thomas M. Patton	$33,750	$175,339	$209,089

Patrick Beyer	$-	$208,848	$208,848

(1)	Amounts disclosed in this column represent the grant date fair value of each stock option award granted during fiscal year 2021 calculated in accordance with FASB ASC Topic 718 using the Black Scholes computation as of the date of grant of the award, excluding the effects of forfeitures. Assumptions used in the calculation of these amounts are included in footnote 7. Stock-based Compensation Plans in the notes to the consolidated financial statements. Amounts for Mr. LaViolette, Mr. Koby, and Mr. Patton reflect a grant of 15,000 options each and amounts for Mr. Beyer reflect a grant of 20,000 options.

(2)	Outstanding options at June 30, 2021 were as follows: Mr. LaViolette – 50,000 shares, Mr. Koby – 50,000 shares, Mr. Patton – 97,500 shares, Mr. Beyer – 20,000 shares.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of September 2, 2021 certain information with regard to the ownership of the Company’s Common Stock by (i) each beneficial owner of 5% or more of the Company’s Common Stock; (ii) each director; (iii) each executive officer named in the “Summary Compensation Table” above; and (iv) all executive officers and directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address (1)	Common Stock Beneficially Owned		Percent Of Class

Stavros G. Vizirgianakis	1,783,641	(2)	10.02%
1315 Capital	1,714,017		9.63%
SV Health Investors	1,714,017		9.63%
Robert S. Ludecker	263,828	(3)	1.46%
Joseph P. Dwyer	159,531	(4)	*
Thomas M. Patton	70,750	(5)	*
Patrick J. Beyer	-		*
Michael Koby	-	(6)	*
Paul LaViolette	-	(7)	*

All executive officers and Directors as a group (Eight people)	5,705,784	(8)	31.62%

*	Less than 1%.

(1)	Except as otherwise noted, the business address of each of the named individuals in this table is c/o Misonix, Inc., 1938 New Highway, Farmingdale, NY 11735.

(2)	Includes 124,563 shares which Mr. Vizirgianakis has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(3)	Includes 252,328 shares which Mr. Ludecker has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(4)	Includes 154,831 shares which Mr. Dwyer has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(5)	Includes 63,750 shares which Mr. Patton has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(6)	Does not reflect any securities owned by 1315 Capital. Mr. Koby is a member of 1315 Capital Management, LLC. Under the Amended and Restated Limited Liability Company Agreement of 1315 Capital Management, LLC, Mr. Koby is deemed to hold securities for the benefit of 1315 Capital who is deemed to have voting and dispositive power with respect the securities. Mr. Koby disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein.

(7)	Does not reflect any securities owned by SV Health Investors. Mr. LaViolette is a member of SV Health Investors. Under the Limited Liability Company Agreement of SV Health Investors, Mr. LaViolette is deemed to hold securities for the benefit of 1315 Capital who is deemed to have voting and dispositive power with respect the securities. Mr. LaViolette disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein.

(8)	Includes 395,936 shares which such persons have the right to acquire upon exercise of stock options which are exercisable within 60 days.

Equity Compensation Plan Information:

We currently maintain six compensation plans that provide for issuance of our common stock, as listed below. All six of these plans have been approved by our stockholders. We no longer grant any equity-based awards under the 2005 Employee Equity Incentive Plan. The following table sets forth information regarding outstanding options and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2005 Employee Equity Incentive Plan	1,000	$4.68	-
2009 Employee Equity Incentive Plan	81,568	$4.94	5,300
2009 Non Employee Director Stock Option Plan	33,750	$11.60	25,000
2012 Employee Equity Incentive Plan	279,250	$9.52	15,251
2012 Non Employee Director Stock Option Plan	88,750	$14.83	1,250
2014 Employee Equity Incentive Plan	253,125	$13.46	6,376
2017 Equity Incentive Plan	1,258,846	$14.82	677,571
Total	1,996,289	$9.16	730,748

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

Director Independence

The Company is required to have a Board of Directors a majority of whom are “independent” as defined by the NASDAQ listing standards and to disclose those Directors that the Board of Directors has determined to be independent. Based on such definition, the Board of Directors has determined that all Directors other than Stavros G. Vizirgianakis, who is an officer of the Company, are independent. See “Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.”

Certain Relationships and Related Transactions

Minoan Medical (Pty) Ptd. (“Minoan”) (formerly Applied BioSurgical) is an independent distributor of our products in South Africa. The chief executive officer of Minoan is also the brother of Stavros G. Vizirgianakis, who serves as our Chief Executive Officer.

Set forth below is a table showing our net revenues for the years ended June 30 and accounts receivable at June 30 from Minoan:

	For the years ended
	June 30,
	2021	2020

Sales	$1,531,964	$1,689,416
Accounts receivable	$166,065	$469,124

Item 14 Principal Accountant Fees and Services

Audit Fees

Deloitte & Touche LLP (“Deloitte”) billed us $750,208 in the aggregate for services rendered for the audit of the Company’s 2021 fiscal year, and for the review of our interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended September, 2020, December 31, 2020 and March 31, 2021.

Audit-Related Fees

Deloitte billed us $17,500 for audit-related services rendered during the Company’s 2021 fiscal year, related to the filing of a registration statement on Form S-3. Deloitte did not provide audit-related services in fiscal year 2020.

Tax Fees and All Other Fees

Deloitte did not provide any tax services or other services to us during the fiscal years ended June 30, 2021 and 2020, respectively.

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

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	1.	The response to this portion of Item 15 is submitted as a separate section of this Report.

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

3.	Exhibits

2.1	Agreement and Plan of Merger, dated May 2, 2019, by and among Misonix, New Misonix, Inc., Reincorp. Merger Sub One, Inc., Surge Sub Two, LLC, Solsys and, solely in its capacity as the representative for the Solsys equityholders, Greg Madden (1)

2.2	Agreement and Plan of Merger, dated as of July 29, 2021, by and among Misonix, Bioventus, First Merger Sub and Second Merger Sub (2)

3 (a)	Restated Certificate of Incorporation of the Company (3)

3 (b)	Bylaws of the Company (4)

4.1	Description of securities registered under Section 12 of the Exchange Act (5)

*	10.1 Form of Indemnification Agreement (6)

*	10.2 2001 Employee Stock Option Plan. (7)

*	10.3 2005 Employee Equity Incentive Plan. (8)

*	10.4 2005 Non-Employee Director Stock Option Plan. (9)

*	10.5 2009 Employee Equity Incentive Plan. (10)

*	10.6 2009 Non-Employee Director Stock Option Plan. (11)

*	10.7 2012 Employee Equity Incentive Plan. (12)

*	10.8 2012 Non-Employee Director Stock Option Plan. (13)

*	10.9 2014 Employee Equity Incentive Plan. (14)

*	10.10 Misonix, Inc. Employee Stock Purchase Plan (15)

*	10.11 Misonix, Inc. Executive Annual Bonus Incentive Plan Description

10.12 Lease Modification Agreement, dated as of July 1, 2015, between Sanwood Realty and MISONIX, INC. (16)

*	10.12 Letter Agreement, dated September 15, 2016, by and between MISONIX, INC. and Robert S. Ludecker (17)

10.13 Stock Purchase Agreement dated October 25, 2016 between MISONIX, INC. and Stavros G. Vizirgianakis (18)

*	10.14 Employment Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (19)

*	10.15 Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (20)

*	10.16 Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (21)

*	10.17 Restricted Stock Award Agreement dated December 15, 2016 between the Company and Stavros G. Vizirgianakis (22)

*	10.18 2017 Equity Incentive Plan, as amended (23)

*	10.19 Employment Agreement dated August 21, 2017 between the Company and Joseph P. Dwyer (24)

10.20 License and Exclusive Manufacturing Agreement between Misonix, Inc. and Hunan Xing Hang Rui Kang Bio-technologies Co. Ltd (confidential treatment has been granted for portions of this exhibit) (25)

10.21 Amendment No. 1 to License and Exclusive Manufacturing Agreement dated February 26, 2018 between Misonix, Inc. and Hunan Xing Hang Rui Kang Bio-technologies Co. Ltd (26)

10.22 Second Amended and Restated Distribution and Supply Agreement dated October 17, 2017 by and between Skin and Wound Allograft Institute, LLC and Soluble Systems, LLC. (27)

10.23 Amendment to the Second Amended and Restated Distribution and Supply Agreement dated January 20, 2020 by and among Skin and Wound Allograft Institute, LLC and Solsys Medical, LLC. (28)

10.24 Amended and Restated Credit Agreement dated September 27, 2019 between Solsys Medical, LLC and New Misonix, Inc. as borrowers, each of the financial institutions signatories thereto and SWK Funding LLC, as administrative agent (29)

10.25 First Amendment to Amended and Restated Credit Agreement dated December 23, 2019 between Solsys Medical, LLC and Misonix, Inc. as borrowers, each of the financial institutions signatories thereto and SWK Funding LLC, as administrative agent (2930)

10.26 Second Amendment to Amended and Restated Credit Agreement dated June 30, 2020 between Solsys Medical, LLC and Misonix, Inc. as borrowers, each of the financial institutions signatories thereto and SWK Funding LLC, as administrative agent (31)

10.27 Loan and Security Agreement dated December 26, 2019 between Misonix, Inc., Solsys Medical, LLC, Misonix OpCo, Inc. and Silicon Valley Bank (32)

10.28 First Loan Modification Agreement dated January 6, 2020 between Misonix, Inc., Solsys Medical, LLC, Misonix OpCo, Inc. and Silicon Valley Bank (33)

10.29 Second Loan Modification Agreement dated June 30, 2020 between Misonix, Inc., Solsys Medical, LLC, Misonix OpCo, Inc. and Silicon Valley Bank (34)

10.30 Promissory Note dated April 5, 2020 between Misonix, Inc. and J.P. Morgan Chase Bank, N.A. (35)

21.1 Subsidiaries of the Registrant

23.1 Consent of Deloitte and Touche LLP

31.1 Rule 13a-14(a)/15d-14(a) Certification

31.2 Rule 13a-14/15d-14 Certification

32.1 Section 1350 Certification

32.2 Section 1350 Certification

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Scheme Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Misonix, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 has been formatted in Inline XBRL.

* Denotes management compensation plan, agreement or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2019

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 29, 2021

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 3, 2020

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 3, 2020

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K12B filed on September 27, 2019

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K12B filed on September 27, 2019.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Reg. No. 333-63166) filed June 15, 2001.

(8)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(9)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 14, 2005.

(10)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(11)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on December 8, 2009.

(12)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 3, 2015.

(13)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 3, 2015.

(14)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on February 3, 2015.

(15)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on June 23, 2021.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 8, 2015.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 16, 2016.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2016.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 19, 2016.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 19, 2016.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 19, 2016

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 19, 2016

(23)	Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on June 30, 2020.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 23, 2017

(25)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 6, 2018.

(26)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018.

(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 5, 2020.

(28)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 5, 2020.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 27, 2019.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 30, 2019.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 1, 2020.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 30, 2019.

(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 3, 2020

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 1, 2020.

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 15, 2020.

Item 16 Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISONIX, INC.

By:	/s/ Stavros G. Vizirgianakis
Stavros G. Vizirgianakis
Chief Executive Officer

Date: September 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros G. Vizirgianakis	Chief Executive Officer and Director	September 2, 2021
Stavros G. Vizirgianakis	(principal executive officer)

/s/ Joseph P. Dwyer	Chief Financial Officer, Treasurer and Secretary	September 2, 2021
Joseph P. Dwyer	(principal financial and accounting officer)

/s/ Michael Koby	Director	September 2, 2021
Michael Koby

/s/ Thomas M. Patton	Director	September 2, 2021
Thomas M. Patton

/s/ Patrick Beyer	Director	September 2, 2021
Patrick Beyer

/s/ Paul LaViolette	Director	September 2, 2021
Paul LaViolette

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MISONIX, INC. and Subsidiaries

For the years ended June 30, 2021 and June 30, 2020

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Misonix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Misonix, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020 and the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the two years in the period ended, and the related notes and the schedule listed in the Index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment - Wound Reporting Unit — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Management performs an impairment assessment annually as of March 31, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company’s two reporting units are the Surgical and Wound reporting units. To determine the estimated fair values of the Company’s reporting units, management considers both the market and income approaches, which are dependent on significant management judgement, including estimation of cash flows, estimation of the long-term rate of revenue growth, and determination of the weighted average cost of capital for the reporting units.

The Company’s consolidated goodwill balance as of June 30, 2021 was $108.2 million, of which $106.5 million was allocated to the Wound reporting unit.

We identified goodwill for the Wound reporting unit as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the Wound reporting unit and the sensitivity of the Wound reporting unit’s operations to changes in demand. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues used by management to estimate the fair value of the Wound reporting unit included the following, among others:

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, including testing the mathematical accuracy of the calculation.
●	We evaluated management’s ability to accurately forecast future revenue by comparing actual results to management’s historical forecasts.
●	We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) internal communications to management and the board of directors, (2) external communications made by management to analysts and investors, (3) holding discussions with reporting unit leaders, and (4) comparing the forecasts to industry reports containing analyses of the Company’s and its peer group’s products.

/s/ Deloitte & Touche, LLP

Jericho, New York

September 2, 2021

We have served as the Company’s auditor since 2020.

MISONIX INC. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$31,045,935	$37,978,809
Accounts receivable, less allowance for doubtful accounts of $2,147,841 and $2,573,968, respectively	11,349,976	11,064,768
Inventories, net	15,752,155	14,010,684
Prepaid expenses and other current assets	1,118,492	1,668,244
Total current assets	59,266,558	64,722,505

Property, plant and equipment, net of accumulated amortization and depreciation of $15,501,673 and $12,715,917, respectively	9,253,479	7,304,258
Patents, net of accumulated amortization of $1,499,812 and $1,341,976, respectively	789,800	784,318
Goodwill	108,234,664	108,310,350
Intangible assets	19,740,492	21,281,136
Lease right-of-use assets	1,288,812	1,098,830
Other assets	286,413	322,310
Total assets	$198,860,218	$203,823,707

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,486,737	$4,273,568
Accrued expenses and other current liabilities	11,184,656	7,515,751
Current portion of lease liabilities	571,227	414,058
Current portion of notes payable	6,449,487	5,099,744
Total current liabilities	22,692,107	17,303,121

Non-current liabilities:
Notes payable	39,345,761	38,595,505
Lease liabilities	762,894	723,553
Deferred tax liabilities	72,812	33,293
Other non-current liabilities	787,015	516,665
Total liabilities	63,660,589	57,172,137

Commitments and contingencies

Shareholders’ equity
Common stock, $.0001 par value; shares authorized 40,000,000; 17,410,045 and 17,369,435 shares issued and outstanding in each period	1,741	1,737
Additional paid-in capital	188,982,484	185,961,104
Accumulated deficit	(53,784,596)	(39,311,271)
Total shareholders’ equity	135,199,629	146,651,570

Total liabilities and shareholders’ equity	$198,860,218	$203,823,707

See Accompanying Notes to Consolidated Financial Statements.

MISONIX INC. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	June 30,
	2021	2020

Revenue	$74,024,073	$62,483,651
Cost of revenue	21,387,818	18,774,168
Gross profit	52,636,255	43,709,483

Operating expenses:
Selling expenses	42,086,841	40,232,551
General and administrative expenses	16,555,468	17,954,567
Research and development expenses	5,029,458	4,915,943
Total operating expenses	63,671,767	63,103,061
Loss from operations	(11,035,512)	(19,393,578)

Other income (expense):
Interest income	10,352	90,785
Interest expense	(3,619,730)	(2,620,290)
Other	303,636	6,131
Total other expense	(3,305,742)	(2,523,374)

Loss from operations before income taxes	(14,341,254)	(21,916,952)

Income tax (expense) benefit	(132,071)	4,498,578

Net loss	$(14,473,325)	$(17,418,374)

Net loss per share:
Basic	$(0.84)	$(1.19)
Diluted	$(0.84)	$(1.19)

Weighted average shares - Basic	17,226,190	14,670,663
Weighted average shares - Diluted	17,226,190	14,670,663

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional		Total
	Number		paid-in	Accumulated	shareholders’
	of shares	Amount	capital	deficit	equity

Balance, June 30, 2019	9,646,728	$96,468	$43,500,478	$(21,892,897)	$21,704,049
Net loss	-	-	-	(17,418,374)	(17,418,374)
Proceeds from exercise of stock options	150,875	15	1,246,516	-	1,246,531
Equity restructuring	-	(151,964)	151,964	-	-
Issuance of shares for acquisition of Solsys	5,703,082	57,031	108,586,679	-	108,643,710
Stock registration fees	-	-	(3,859,036)	-	(3,859,036)
Equity Offering	1,868,750	187	34,571,875	-	34,572,062
Stock-based compensation	-	-	1,762,628	-	1,762,628
Balance, June 30, 2020	17,369,435	$1,737	$185,961,104	$(39,311,271)	$146,651,570

Balance, June 30, 2020	17,369,435	$1,737	$185,961,104	$(39,311,271)	146,651,570
Net loss	-	-	-	(14,473,325)	(14,473,325)
Proceeds from exercise of stock options	37,496	4	262,482	-	262,486
Stock-based compensation	-	-	2,773,377	-	2,773,377
Stock bonus	10,000	-	137,300	-	137,300
Shares released from escrow	(6,886)	-	(150,000)	-	(150,000)
Payments for fractional shares released from escrow	-	-	(1,779)	-	(1,779)
Balance, June 30, 2021	17,410,045	$1,741	$188,982,484	$(53,784,596)	$135,199,629

See Accompanying Notes to Consolidated Financial Statements.

MISONIX, INC and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	June 30,
	2021	2020

Operating activities
Net loss	$(14,473,325)	$(17,418,374)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	4,572,556	3,526,359
Rent expense from operating lease right-of-use asset	601,296	561,809
Bad debt expense	476,117	2,473,968
Reserve for contract asset	-	960,000
Stock-based compensation	2,773,377	1,762,628
Stock bonus	137,300	-
Release of valuation allowance on deferred tax assets	-	(4,575,507)
Changes in operating assets and liabilities:
Accounts receivable	(363,682)	(1,753,174)
Inventories	(6,425,676)	(10,856,933)
Prepaid expenses and other current assets	399,752	(594,338)
Operating leases and other assets	(567,682)	161,710
Accounts payable, accrued expenses and other	3,843,074	(963,566)
Deferred tax liabilities	39,519	33,293
Net cash used in operating activities	(8,987,374)	(26,682,125)

Investing activities
Acquisition of property, plant and equipment	(130,281)	(303,570)
Additional patents	(163,318)	(142,605)
Cash from acquisition of Solsys Medical, LLC	-	5,525,601
Net cash (used in) provided by investing activities	(293,599)	5,079,426

Financing activities
Proceeds from notes payable	36,400,000	43,349,488
Repayments of notes payable	(34,300,000)	(23,569,940)
Proceeds from exercise of stock options	262,486	1,246,531
Stock registration and investment bank fees	-	(3,859,036)
Proceeds from equity offering	-	34,572,062
Payments of finance lease	(12,608)	-
Payments for fractional shares released from escrow	(1,779)	-
Net cash provided by financing activities	2,348,099	51,739,105

Net (decrease) increase in cash and cash equivalents	(6,932,874)	30,136,406
Cash and cash equivalents at the beginning of the period	37,978,809	7,842,403
Cash and cash equivalents at the end of the period	$31,045,935	$37,978,809

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,432,163	$2,297,697
Income taxes	$62,944	$550
Transfer of inventory to property, plant and equipment for consignment of product	$4,684,205	$4,298,722
Stock issued for the acquisition of Solsys Medical, LLC	$-	$108,643,710
Shares release from escrow	$150,000	$-

See Accompanying Notes to Consolidated Financial Statements.

Misonix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2021 and 2020

1. Basis of Presentation, Organization and Business and Summary of Significant Accounting Policies Basis of Presentation

These consolidated financial statements of Misonix, Inc. (“Misonix” or the “Company”) include the accounts of Misonix and its 100% owned subsidiaries.

All intercompany balances and transactions have been eliminated.

Organization and Business

Misonix designs, manufactures and markets minimally invasive surgical ultrasonic medical devices and markets, sells and distributes TheraSkin® (“TheraSkin”), a biologically active human skin allograft used to support healing of wounds which complements Misonix’s ultrasonic medical devices. Misonix’s ultrasonic products are used for precise bone sculpting, removal of soft and hard tumors and tissue debridement, primarily in the areas of neurosurgery, orthopaedic surgery, plastic surgery, wound care and maxillo-facial surgery.

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

Risks and Uncertainties

The Company’s business is subject to material risks and uncertainties as a result of the coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is rapidly evolving. Several jurisdictions are experiencing new increases in the rate of infection by COVID-19, and as a result, the Company’s customers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which have and are likely to continue to impact demand for the Company’s products. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on the Company’s business as hospitals and surgery centers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions and the Company’s ability to benefit from them remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken to contain the virus or address its impact including vaccine distribution and efficacy, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be materially and adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

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

High Intensity Focused Ultrasound Technology

In May 2010, we sold our rights to our former high intensity focused ultrasound technology to SonaCare Medical, LLC, or SonaCare. Under the terms of the sale, SonaCare is required to pay us 7% of the gross revenues received from its sales of the (i) prostate product in Europe and (ii) kidney and liver products worldwide, until we have received payments of $3.0 million, and thereafter 5% of the foregoing gross revenues, until we have received payments of $5.8 million . Until we have received payments of $5.8 million, the minimum annual amount that SonaCare is required to pay, however, is $250,000. SonaCare was in default of its obligations to make payments to us on March 31, 2020 and March 31, 2021and as of June 30, 2021, we had received cumulative payments of approximately $2.8 million from SonaCare . Due to SonaCare’s default and inability to pay, we entered into an amended agreement with SonaCare on April 30, 2021 and SonaCare made a payment to us of $300,000 on May 28, 2021. The amended agreement with SonaCare requires that SonaCare make minimum annual payments of $300,000 through March 2031. We cannot assure you that SonaCare will make all payments due on a timely basis, or at all. We recorded the $300,000 payment received as other income on our Consolidated Statement of Operations during the fourth quarter of fiscal year 2021. The Company’s allowance for doubtful accounts includes all future amounts due from SonaCare. All future payments will be recorded as income to the extent cash is received due to the uncertainty of payment receipt.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. All of the Company’s cash is maintained in bank accounts and accordingly it does not have cash equivalents at June 30, 2021. The Company’s cash balances at June 30, 2021 and 2020 were $31.0 million and $38.0 million respectively. The Company maintains cash balances at various financial institutions. At June 30, 2021 and 2020, these financial institutions held cash that was approximately $30.5 million and $37.4 million, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Major Customers and Concentration of Credit Risk

No customers exceeded 10% of consolidated revenues for the fiscal years 2021 and 2020.

At June 30, 2021 and 2020, $0.1 million and $0.8 million, respectively, of accounts receivable were past 90 days old.

At June 30, 2021 and 2020, the Company’s accounts receivable with customers outside the United States were approximately $1.1 million and $2.0 million, respectively.

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

Selling Costs

Incremental direct costs of obtaining a sales contract primarily include sales commissions paid to sales personnel and outside sales representatives in connection with sales of products under ship and bill scenarios or through product placement scenarios. The expected period of benefit of these costs is one year or less and therefore the Company has elected the practical expedient to expense such costs in the period in which they are incurred. Typically, costs in fulfilling a contract represent shipping and handling costs and the Company accounts for these costs as fulfilment costs and they are expensed as incurred. Costs in fulfilling a contract are only capitalized as an asset if they relate directly to an existing contract or specific anticipated contract, they generate or enhance resources of the entity that will be used to satisfy performance obligations in the future, and they are expected to be recovered. The Company has not identified any such costs.

The following table disaggregates the Company’s product revenue by sales channel and geographic location:

	For the years ended
	June 30,
	2021	2020
Total
Surgical	$40,379,693	$34,457,631
Wound	33,644,380	28,026,020
Total	$74,024,073	$62,483,651

Domestic:
Surgical	$27,384,277	$20,874,419
Wound	33,272,947	27,678,534
Total	$60,657,224	$48,552,953

International:
Surgical	$12,995,416	$13,583,212
Wound	371,433	347,486
Total	$13,366,849	$13,930,698

Our international sales include a concentration in China, aggregating $2.0 million and $3.1 million for fiscal 2021 and 2020, respectively.

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

Long-Lived Assets

The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment was deemed to exist in fiscal 2021 and 2020.

Goodwill

In connection with the acquisition of Solsys, the Company has $106.5 million of goodwill recorded on its Consolidated Balance Sheet as of June 30, 2021, $12.7 million of which is expected to be deductible for tax purposes. The goodwill recognized from the Solsys acquisition represents the excess of the purchase price over aggregate fair value of net assets acquired and is related to the benefits expected as a result of the acquisition, including sales, and a stronger portfolio of Wound solutions that will drive growth in the would care market. Our goodwill balance as of each reporting period and by segment, includes:

	Surgical	Wound	Total

Balance as of June 30, 2019	$1,701,094	$-	$1,701,094

Acquisition of Solsys	-	108,833,165	108,833,165
Purchase price accounting adjustments	-	(2,223,909)	(2,223,909)
Goodwill (gross)	1,701,094	106,609,256	108,310,350
Accumulated impairment losses	-	-	-

Balance as of June 30, 2020	$1,701,094	$106,609,256	$108,310,350

Balance as of June 30, 2020	$1,701,094	$106,609,256	$108,310,350

Purchase price accounting adjustments		(75,686)	(75,686)
Goodwill (gross)	1,701,094	106,533,570	108,234,664

Accumulated impairment losses	-	-	-

Balance as of June 30, 2021	$1,701,094	$106,533,570	$108,234,664

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

The Company also compares its market capitalization to the value of its goodwill to view for evidence of impairment. The Company completed its annual goodwill impairment tests for fiscal 2021 and 2020 as of March 31 of each year. No impairment of goodwill was deemed to exist in fiscal 2021 and 2020.

Patents, net of accumulated amortization

The cost of acquiring or processing patents is capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets, which is approximately 17 years. Patents totaled $789,800 and $784,318 at June 30, 2021 and 2020, respectively. Amortization expense for the years ended June 30, 2021 and 2020 was approximately $157,835 and $137,387, respectively.

The following is a schedule of estimated future patent amortization expense as of June 30, 2021 during the following fiscal years:

2022	$105,516
2023	103,658
2024	91,234
2025	84,166
2026	72,764
Thereafter	332,462
$789,800

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

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the years ended
	June 30,
	2021	2020

Basic weighted average shares outstanding	17,226,190	14,670,663
Dilutive effect of restricted stock awards (participating securities)	-	-

Denominator for basic earnings per share	17,226,190	14,670,663

Dilutive effect of stock options	-	-

Diluted weighted average shares outstanding	17,226,190	14,670,663

Diluted EPS for the years ended June 30, 2021 and 2020 as presented is the same as basic EPS as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. Accordingly, excluded from the calculation of diluted EPS are the dilutive effect of options to purchase 351,355 and 501,554 shares of common stock for the years ended June 30, 2021 and 2020, respectively. Also excluded from the calculation of both basic and diluted earnings per share for the years ended June 30, 2021 and 2020 are 159,800 and 186,600 shares, respectively, of restricted common stock which were issued in December 2016.

Research and Development

All research and development expenses are expensed as incurred and are included in operating expenses.

Depreciation Expense for Consigned Inventory

The Company typically provides to its United States customers, on a consignment basis, the generators used to power its BoneScalpel and SonicOne products. Title to these generators remains at all times with the Company. When these generators are deployed in the field at customer locations, the Company depreciates these units over a five-year period and charges the depreciation to selling expenses. Depreciation expense relating to consigned generators and for demonstration equipment for the years ended June 30, 2021 and 2020 was $2,261,845 and $1,586,000, respectively.

Shipping and Handling

Shipping and handling costs which were charged to customers for the fiscal years ended June 30, 2021 and 2020 were approximately $0.1 million and $0.1 million, respectively, and are reported as a component of revenue. Shipping and handling costs which were not charged to customers for the fiscal years ended June 30, 2021 and 2020 were approximately $3.9 million and $3.8 million, respectively, and are reported as a component of selling expenses.

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

At June 30, 2021 and 2020, all of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable were short term in nature, and their carrying amounts approximate fair value. Our current and long-term debt arrangements are classified as level 2 financial instruments.

3. Inventories

Inventories are summarized as follows:

	June 30,	June 30,
	2021	2020
Raw material	$6,980,121	$7,000,453
Work-in-process	941,812	467,037
Finished goods	8,378,751	6,813,034
	16,300,684	14,280,524
Less obsolescence reserve	(548,529)	(269,840)
Inventory, net	$15,752,155	$14,010,684

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2021	2020
Demonstration and consignment inventory	17,931,222	13,375,692
Machinery and equipment	3,006,470	2,942,692
Furniture and fixtures	1,563,018	1,563,017
Leasehold improvements	749,591	734,651
Software systems	786,373	785,773
Freezers	696,150	596,022
Automobiles	22,328	22,328
	24,755,152	20,020,175
Less: accumulated depreciation and amortization	(15,501,673)	(12,715,917)
Property, plant and equipment, net	9,253,479	7,304,258

Depreciation and amortization of property, plant and equipment totaled approximately $2.9 million and $2.2 million for the fiscal years ended June 30, 2021 and 2020, respectively.

5. Intangible Assets

In connection with the Solsys Acquisition, the Company acquired intangible assets primarily consisting of customer relationships, trade names and non-competition agreements. Amortization expense for the fiscal years ended June 30, 2021 and 2020 were $1.5 million and $1.2, respectively. Intangible assets are amortized using the straight-line basis which approximates the expected use of the asset.

The table below summarizes the intangible assets acquired:

	June 30,	June 30,	Amortization
	2021	2020	Period

Customer relationships	$9,500,000	$9,500,000	15 years
Trade names	12,800,000	12,800,000	15 years
Non-competition agreements	200,000	200,000	1 year

Total	22,500,000	22,500,000
Less accumulated amortization	(2,759,508)	(1,218,864)

Net intangible assets	$19,740,492	$21,281,136

The following is a schedule of estimated future intangible asset amortization expense by fiscal year as of June 30, 2021:

2022	$1,489,848
2023	1,489,848
2024	1,489,848
2025	1,489,848
2026	1,489,848
Thereafter	12,291,252
$19,740,492

6. Accrued Expenses and Other Current Liabilities

The following summarizes accrued expenses and other current liabilities:

	June 30,	June 30,
	2021	2020

Accrued payroll, payroll taxes and vacation	$3,024,249	$2,277,752
Accrued bonus	1,252,824	417,000
Accrued commissions	2,616,331	1,678,966
Professional fees	482,696	355,145
Vendor, tax and other accruals	3,808,556	2,786,888

Accrued expenses and other current liabilities	$11,184,656	$7,515,751

7. Stock-based Compensation Plans

At June 30, 2021, the Company had outstanding equity-linked grants under seven stock-based compensation plans (the “Plans”), as follows:

							Available
	Initial				Expired /		For
Plan	Shares	Granted		Exercised	Forfeited	Outstanding	Issuance

2005 Employee Equity Incentive Plan	500,000	547,125		497,200	48,925	1,000	-	[3]
2009 Employee Equity Incentive Plan	500,000	624,925		413,132	130,225	81,568	5,300
2009 Non Employee Director Stock Option Plan	200,000	275,000		141,250	100,000	33,750	25,000
2012 Employee Equity Incentive Plan	500,000	750,000		205,499	265,251	279,250	15,251
2012 Non Employee Director Stock Option Plan	200,000	277,500		110,000	78,750	88,750	1,250
2014 Employee Equity Incentive Plan	750,000	573,500	[1]	90,499	229,876	253,125	6,376
2017 Equity Incentive Plan	1,950,000	1,391,339	[2]	3,583	128,910	1,258,846	677,571

Total						1,996,289	730,748

[1]	Excludes grant of 400,000 shares of restricted stock
[2]	Excludes grant of 10,000 shares of immediate vesting restricted stock incentive bonus
[3]	There are zero shares available for issuance because this plan is expired.

The compensation cost that has been charged against income for these plans, excluding the compensation cost for restricted stock, was $2,280,901 and $1,762,628 for the fiscal years ended June 30, 2021 and 2020, respectively, and is recorded in the department associated with the employee to which the grants are issued. As of June 30, 2021, there was $8,033,083 of total unrecognized compensation cost to be recognized over a weighted-average period of 2.9 years, which includes $150,724 of unrecognized compensation expense on restricted stock awards.

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

The weighted average fair value at date of grant for options granted during the fiscal years ended June 30, 2021 and 2020 was $11.17 and $7.17 per share, respectively. The fair value was estimated based on the weighted average assumptions of:

	For the years ended
	June 30, 2021
	2021	2020
Risk-free interest rates	0.58%	0.68%
Expected option life in years	5.60	6.03
Expected stock price volatility	60.79%	57.53%
Expected dividend yield	0%	0%

A summary of option activity under the Plans as of June 30, 2021 and 2020, and changes during the years ended on those dates is presented below:

	Options
		Weighted
		Average	Aggregate
	Outstanding	Exercise	Intrinsic
	Shares	Price	Value
Outstanding as of June 30, 2019	1,163,856	$10.28	$17,617,231
Vested and exercisable at June 30, 2019	656,730	$8.42	$11,162,650
Granted	829,839	13.51
Exercised	(150,875)	8.26
Forfeited	(64,750)	14.61
Expired	-	-
Outstanding as of June 30, 2020	1,778,070	$11.81	$5,164,938
Vested and exercisable at June 30, 2020	683,442	$9.16	$3,156,051

Outstanding as of June 30, 2020	1,778,070	$11.81	$5,164,938
Vested and exercisable at June 30, 2020	683,442	$9.16	$3,156,051
Granted	363,000	20.84
Exercised	(37,496)	7.00
Forfeited	(107,285)	13.58
Expired	-	-
Outstanding as of June 30, 2021	1,996,289	$13.44	$17,439,822
Vested and exercisable at June 30, 2021	1,005,890	$10.50	$11,747,466

The total fair value of shares vested during the year ended June 30, 2021 was $2,515,179. The number and weighted-average grant-date fair value of non-vested stock options at June 30, 2021 was 990,399 and $8.82, respectively. The number and weighted-average grant-date fair value of stock options which vested during fiscal 2021 was 369,227 and $6.81, respectively.

The total fair value of shares vested during the year ended June 30, 2020 was $1,098,780. The number and weighted-average grant-date fair value of non-vested stock options at June 30, 2020 was 1,094,628 and $7.21, respectively. The number and weighted-average grant-date fair value of stock options which vested during fiscal 2020 was 179,087 and $6.14, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2021 and 2020:

FISCAL 2021
		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Contractual	Average		Average
Exercise Prices			Life	Exercise		Exercise
Low	High	Number	(Yrs.)	Price	Number	Price
$2.19	$9.61	426,818	3.9	$7.46	426,818	$7.46
$9.62	$10.01	378,719	8.7	$9.81	145,095	$9.80
$10.02	$13.39	301,575	5.6	$11.18	241,875	$11.28
$13.40	$20.63	431,552	8.4	$15.16	149,477	$15.49
$20.64	$22.18	457,625	9.4	$21.91	42,625	$21.41
		1,996,289	7.3	$13.44	1,005,890	$10.50

FISCAL 2020
		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Contractual	Average		Average
Exercise Prices			Life	Exercise		Exercise
Low	High	Number	(Yrs.)	Price	Number	Price
$1.82	$9.45	369,981	4.4	$6.77	351,605	$6.77
$9.46	$10.01	508,250	9.2	$9.76	93,587	$9.59
$10.02	$13.54	307,000	6.5	$11.25	196,000	$11.57
$13.55	$15.43	261,339	9.9	$13.65	5,750	$14.58
$15.44	$21.41	331,500	8.9	$19.62	36,500	$17.35
		1,778,070	7.8	$11.81	683,442	$9.16

Stock options are granted with exercise prices not less than the fair market value of the Company’s Common Stock, at the time of the grant, with an exercise term as determined by the Committee administering the applicable option plan (the “Committee”) not to exceed 10 years. The Committee determines the vesting period for the Company’s stock options. Generally, such stock options have vesting periods of immediate to four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria, and upon change of control. During the fiscal years ended June 30, 2021 and 2020, the Company granted options to purchase 363,000 and 829,839 shares of Common Stock, respectively.

Restricted Stock Awards

On December 15, 2016, the Company issued 400,000 shares of restricted stock to its Chief Executive Officer. The awards were valued using a Monte Carlo valuation model using a stock price at the date of grant of $9.60, a term of 3 to 5 years, a risk-free interest rate of 1.6% to 2.1% and a volatility factor of 66.5%. These awards vest over a period of up to five years, subject to meeting certain service, performance and market conditions. These awards were valued at approximately $3.6 million at the date of grant and compensation expense recorded for the years ended June 30, 2021 and 2020 was $491,070, and $491,950, respectively. At June 30, 2021, there was $150,724 of unrecognized compensation cost to restricted stock awards to be recognized over a weighted-average period of 0.4 years. The awards contain a combination of vesting terms which include time vesting, performance vesting relating to revenue achievement, and market vesting related to obtaining certain levels of Company stock prices. During fiscal 2021, the performance conditions of one of these restricted stock awards were met, resulting in 26,800 additional shares vesting. At June 30, 2021, the Company has estimated that it is probable that the performance conditions of the outstanding awards will be met.

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

During the years ended June 30, 2021 and 2020, the Company recognized $601,296 and $561,809, respectively, in total operating lease cost for right-of-use assets.

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

		June 30,
Classification		2021	2020

Right-of-use assets
Operating leases	Lease right-of-use assets	$1,288,812	$1,098,830
Finance leases	Other assets	76,373	-

		$1,365,185	$1,098,830

Short-term Lease Liabilities

Operating leases	Current portion of lease liabilities	$571,227	$414,058
Finance leases	Accrued expenses and other current liabilities	16,184	-

		$587,411	$414,058

Long-term Lease Liabilities

Operating leases	Lease liabilities	$762,894	$723,553
Finance leases	Other non-current liabilities	57,574	-

		$820,468	$723,553

		June 30,
		2021	2020
Cash paid for lease liabilities
Operating leases		$598,081	$501,651
Finance leases		$12,608	$-

Right-of-use assets obtained in exchange for new lease obligations
Operating leases		$657,249	$1,541,727
Finance leases		$85,185	$-

Weighted-average remaining lease term (in years)
Operating leases		2.78	3.59
Finance leases		4.33	-

Weighted-average discount rate
Operating leases		10.2%	10.5%
Finance leases		3.0%	-

Maturities of lease liabilities as of June 30, 2021 were as follows:

	Operating Leases	Finance Leases
2022	579,222	18,169
2023	557,686	18,169
2024	274,512	18,169
2025	129,211	18,169
2026	1,643	6,055
Thereafter	-	-
	1,542,274	78,731
Less imputed interest	(208,154)	(4,973)

Total lease liabilities	$1,334,120	$73,758

Purchase Commitments

As of June 30, 2021 and 2020, the Company had purchase and inventory commitments totaling $19.4 million and $4.5 million, respectively.

Former Chinese Distributor - Litigation

On March 23, 2017, our former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against us and certain of our officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that we improperly terminated our contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted our motion to dismiss each of the tort claims asserted against us, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. We believe that we have various legal and factual defenses to the allegations in the complaint and intend to defend the action vigorously. Discovery in the matter ended on August 5, 2021, and there is no trial date currently set.

9. Financing Arrangements

Notes payable consists of the following as of June 30, 2021 and June 30, 2020:

	June 30,	June 30,
	2021	2020

Revolving credit facility	$10,500,000	$8,400,000
PPP Note Payable	5,199,487	5,199,487
Term loans	30,095,761	30,095,762
	45,795,248	43,695,249
Less current portion of notes payable	(6,449,487)	(5,099,744)
Notes payable	$39,345,761	$38,595,505

Following are the scheduled maturities of the notes payable for the twelve-month period ending June 30:

2022	$6,449,487
2023	15,500,000
2024	5,000,000
2025	18,845,761

$45,795,248

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

As of June 30, 2021, the outstanding principal balance of the New Credit Facility is $10.5 million.

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

As of June 30, 2021, the outstanding principal balance of the term loans under the Amended SWK Credit Agreement is approximately $30.1 million.

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

The Company is in compliance with all covenants in its financing agreements as of June 30, 2021.

Paycheck Protection Program Loan

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

On May 26, 2021, the Company applied to the SBA for forgiveness of the loan. Such application is still outstanding.

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

Set forth below is a table showing the Company’s net revenues for the years ended June 30 and accounts receivable at June 30 for the indicated time periods below with Minoan:

	For the years ended
	June 30,
	2021	2020

Sales	$1,531,964	$1,689,416
Accounts receivable	$166,065	$469,124

11. Income Taxes

The acquisition of Solsys resulted in the recognition of deferred tax liabilities of approximately $4.6 million, which related primarily to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its deferred tax assets. The deferred tax liabilities generated from the business combination is netted against the Company’s pre-existing deferred tax assets. Consequently, this resulted in a release of $4.6 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. These provisions of the CARES Act did not have a material effect on our estimated effective tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no uncertain tax positions as defined by ASC 740-10 for the years June 30, 2020 and June 30, 2021. Accordingly, there are no interest or penalties accrued for the current or prior tax year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30,
	2021	2020

Deferred tax assets / (liabilities)
Bad debt reserves	$536,858	$654,493
Inventory reserves	398,184	306,633
Accruals and allowances	833,288	599,335
Net operating loss carryforwards	8,571,572	6,982,938
Tax credits	935,534	829,875
Stock based compensation	899,161	609,258
Interest expense	1,434,118	594,528
Amortization	(4,715,258)	(4,855,343)
Depreciation	(324,976)	(281,874)
Other	34,831	61,968
	8,603,312	5,501,811
Valuation Allowance	(8,676,124)	(5,535,104)
Total net deferred tax liabilities	$(72,812)	$(33,293)

Interest expense on the Company’s debt was approximately $3.6 million for the year. The Tax Cuts and Jobs Act limits the deductibility of interest expense, which can be carried forward indefinitely, and resulted in an increase in deferred tax asset of approximately $0.8 million.

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

The Company regularly assesses its ability to realize its deferred tax assets. The Company is in a three-year cumulative loss position at June 30, 2021, and it expects to be in a cumulative pretax loss position as of June 30, 2022. Management evaluated available positive evidence, including the continued growth of the Company’s revenues and gross profit margins, the completion of the development of its next generation Nexus product, its SonaStar technology license to its Chinese partner and the reduction in investigative and professional fees, along with available negative evidence, including the Company’s continuing investment in building a direct sales force and payment of transaction fees for the Company’s Solsys acquisition. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. The cumulative valuation allowance at June 30, 2021 and 2020 is $0.9 million and $0.6 million, respectively. The Company will continue to assess its ability to utilize its net operating loss carryforwards and will reverse this valuation allowance when sufficient evidence is achieved to allow the realizability of such deferred tax assets.

As of June 30, 2021, the Company had approximately $37.1 million of U.S. federal net operating loss carryforwards of which $10.5 million will expire in tax years between 2031 and 2037 and $26.6 million will not expire. Included in U.S. Federal net operating loss carryforward amount are windfall tax benefits related to exercised stock options of approximately $3.8 million, the benefit of which was recorded in equity when the Company adopted ASU 2016-09 beginning in fiscal 2018. The Company has approximately $0.9 million of research and development tax credit carryforwards, which expire in the tax years between 2026 and 2040.

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended June 30,
	2021	2020
Current:
Federal	$-	$-
State	92,552	43,636
Foreign	-	-
Total current	92,552	43,636

Deferred:
Federal	34,679	(3,929,732)
State	4,840	(612,482)
Total deferred	39,519	(4,542,214)

	$132,071	$(4,498,578)

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended June 30,
	2021	2020
Tax at federal statutory rates	$(3,011,456)	$(4,600,276)
State income taxes, net of federal benefit	(244,712)	(482,344)
Research credit	(105,659)	(112,468)
Permanent differences	37,260	76,341
Stock-based compensation	276,770	68,766
Transaction Costs	-	120,401
Valuation allowance	3,162,279	5,006,509
Solsys acquisition	-	(4,575,507)
True up and rate change	17,589	-

	$132,071	$(4,498,578)

Open tax years related to federal and state income tax filings are for the years ended June 30, 2018, 2019, 2020 and 2021. The Company’s net operating loss carryforwards from closed years can be adjusted by the tax authorities when they are utilized in an open year. The Company files state tax returns in California, Florida, New Jersey, New York, Pennsylvania, Texas and various other states.

12. Employee Profit Sharing Plan

The Company sponsors a retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) for all full-time employees. Participants may contribute a percentage of compensation not to exceed the maximum allowed under the Code, which was $26,000 if the employee was over 50 years of age for the year ended June 30, 2021. The plan provides for a matching contribution by the Company of 10% of annual eligible compensation contributed by the participants based on years of service, which amounted to $137,464 and $197,895 for the fiscal years ended June 30, 2021 and 2020, respectively.

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

Segment gross profit include:

	Surgical	Wound	Consolidated
For the year ended June 30, 2021

Total revenue	$40,379,693	$33,644,380	$74,024,073

Gross profit	$28,075,789	$24,560,466	$52,636,255

	Surgical	Wound	Consolidated
For the year ended June 30, 2020

Total revenue	$34,457,631	$28,026,020	$62,483,651

Gross profit	$23,321,792	$20,387,691	$43,709,483

Worldwide revenue for the Company’s products is categorized as follows:”

	For the years ended
	June 30,
	2021	2020
Total
Surgical	$40,379,693	$34,457,631
Wound	33,644,380	28,026,020
Total	$74,024,073	$62,483,651

Domestic:
Surgical	$27,384,277	$20,874,419
Wound	33,272,947	27,678,534
Total	$60,657,224	$48,552,953

International:
Surgical	$12,995,416	$13,583,212
Wound	371,433	347,486
Total	$13,366,849	$13,930,698

All of the Company’s long-lived assets are located in the United States. Our international revenue includes a concentration in China, aggregating to $2.0 million and $3.1 million for fiscal 2021 and 2020, respectively

14. Acquisitions

Solsys Medical, LLC

On September 27, 2019, the Company completed the Solsys Acquisition. The purchase price was approximately $108.6 million, based on the Company’s issuance of 5,703,082 shares of Misonix common stock as acquisition consideration, valued at $19.05 per share. In addition, business transaction costs incurred in connection with the acquisition were $4.5 million, of which $1.8 million were incurred in the twelve months ended June 30, 2021. These fees were charged to general and administrative expenses on the Consolidated Statement of Operations. In addition, approximately $1.4 million of the transaction costs were capitalized to additional paid in capital, in connection with the registration of the underlying stock issued in the transaction.

The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805. U.S. GAAP requires that one of the companies in the transactions be designated as the acquirer for accounting purposes based on the evidence available. Misonix was treated as the acquiring entity for accounting purposes.

The purchase price allocation of the Solsys acquisition was completed as of September 30, 2020, and is show in the following table:

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

	June 30,	June 30,	Amortization
	2021	2020	Period

Customer relationships	$9,500,000	$9,500,000	15 years
Trade names	12,800,000	12,800,000	15 years
Non-competition agreements	200,000	200,000	1 year

Total	22,500,000	22,500,000
Less accumulated amortization	(2,759,508)	(1,218,864)

Net intangible assets	$19,740,492	$21,281,136

Solsys’ operations were consolidated with those of the Company for the period September 27, 2019 through June 30, 2021. The Company does not disclose the amount of revenue and earnings of Solsys since the acquisition date included in the Consolidated Statement of Operations for the year ended June 30, 2021 because it is impracticable to do so. The Company has combined the operations of Solsys and Misonix, Inc. and no longer tracks operating expenses on a disaggregated basis.

Had the acquisition occurred as of the beginning of fiscal 2019, revenue and net loss, on a pro forma basis excluding transaction fees and the one-time tax benefit, for the combined company would have been as follows:

	For the years ended
	June 30,
	2021	2020

Revenue	$74,024,073	$70,864,847

Net loss	$(14,473,325)	$(21,404,463)

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

15. Subsequent Events

On July 29, 2021, the Company announced that it entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) with Bioventus Inc., a Delaware corporation (“Bioventus”), Oyster Merger Sub I, Inc., a Delaware corporation, and a direct, wholly owned subsidiary of Bioventus (“Merger Sub I”), and Oyster Merger Sub II, LLC, a Delaware limited liability company, and a direct, wholly owned subsidiary of Bioventus (“Merger Sub II”) under which, subject to the satisfaction or waiver of the conditions specified therein, Merger Sub I shall be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Bioventus (the “First Merger”) and following the First Merger, the Company shall be merged with and into Merger Sub II, with Merger Sub II surviving as Misonix, LLC (the “Second Merger” and together with the First Merger, the “Merger”). At the effective time of the First Merger (the “First Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the First Effective Time (other than the shares that are owned by Bioventus, Misonix, Merger Sub I or Merger Sub II and shares of any dissenting holders who are entitled to and have properly asserted appraisal rights) will be converted into the right to receive, either an amount in cash equal to $28.00 or 1.6839 validly issued, fully paid and non-assessable shares of Class A common stock of Bioventus, $0.001 par value per share (each share, a “Bioventus Share”), based on the election of the holder thereof in accordance with the terms of, and subject to election, proration and adjustment procedures (as further described below) set forth in, the Merger Agreement.

Holders of shares of the Company’s common stock will have the right to elect to receive for each share of the Company’s common stock they hold either (i) 1.6839 shares of Bioventus Shares or (ii) $28.00. The maximum cash amount payable by Bioventus will be an amount equal to $10.50 multiplied by the number of outstanding shares of the Company’s common stock shortly prior to the completion of the transaction. If the aggregate amount of cash elected to be received by holders of the Company’s common stock exceeds the maximum cash amount, the number of shares of the Company’s common stock electing to receive cash consideration will be reduced on a pro rata basis and the remainder of the shares of the Company’s common stock will be paid the stock consideration of 1.6839 Bioventus Shares. If the aggregate amount of cash elected to be received by the holders of the Company’s common stock is less than the maximum cash amount, all of the shares electing to receive cash consideration will receive the cash election consideration of $28.00 per share, the remaining excess cash consideration shall first be paid to shares of the Company’s common stock that made no election, and thereafter (to the extent any excess cash consideration remains) to the shares of the Company’s common stock electing to receive stock consideration. The balance of the merger consideration payable to holders of the Company’s common stock after allocation and exhaustion of the foregoing aggregate cash consideration will be paid pro rata in the form of stock consideration of 1.6839 Bioventus Shares.

The Company’s Board of Directors and the Board of Directors of Bioventus have unanimously approved the Merger Agreement and the transactions contemplated thereby.

The completion of the Merger is subject to customary closing conditions, including, among others, the required approvals of Misonix and Bioventus stockholders, respectively, and the receipt of regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the transaction is expected to close in fourth quarter of 2021.

Upon completion of the merger, all unvested stock options and restricted stock will vest. As of June 30, 2021, there was $8,033,083 of total unrecognized compensation cost, which includes $150,724 of unrecognized compensation expense on restricted stock awards.

16. Quarterly Results (unaudited)

	Fiscal 2021
	Q1	Q2	Q3	Q4	Year

Revenue	$17,735,342	$18,256,410	$18,347,180	$19,685,141	$74,024,073
Cost of revenue	5,110,601	5,264,699	5,402,754	5,609,764	21,387,818
Gross profit	12,624,741	12,991,711	12,944,426	14,075,377	52,636,255

Operating expenses:
Selling expenses	10,969,678	8,423,075	10,891,292	11,802,796	42,086,841
General and administrative expenses	4,452,328	3,918,950	3,631,175	4,553,015	16,555,468
Research and development expenses	1,250,174	968,377	1,317,036	1,493,871	5,029,458
Total operating expenses	16,672,180	13,310,402	15,839,503	17,849,682	63,671,767
Loss from operations	(4,047,439)	(318,691)	(2,895,077)	(3,774,305)	(11,035,512)

Other income (expense):
Interest income	1,092	2,920	4,519	1,821	10,352
Interest expense	(933,722)	(949,105)	(866,464)	(870,439)	(3,619,730)
Other	1,417	279	218	301,722	303,636
Total other income (expense)	(931,213)	(945,906)	(861,727)	(566,896)	(3,305,742)

Loss from operations before income taxes	(4,978,652)	(1,264,597)	(3,756,804)	(4,341,201)	(14,341,254)

Income tax expense	-	-	-	(132,071)	(132,071)

Net loss	$(4,978,652)	$(1,264,597)	$(3,756,804)	$(4,473,272)	$(14,473,325)

Net income loss per share:
Basic	$(0.29)	$(0.07)	$(0.22)	$(0.26)	$(0.84)
Diluted	$(0.29)	$(0.07)	$(0.22)	$(0.26)	$(0.84)

Weighted average shares - Basic	17,213,686	17,217,948	17,226,181	17,247,172	17,226,190
Weighted average shares - Diluted	17,213,686	17,217,948	17,226,181	17,247,172	17,226,190

	Fiscal 2020
	Q1	Q2	Q3	Q4	Year

Revenue	$11,145,922	$19,721,986	$17,902,512	$13,713,231	$62,483,651
Cost of revenue	3,236,647	5,945,108	5,311,565	4,280,848	18,774,168
Gross profit	7,909,275	13,776,878	12,590,947	9,432,383	43,709,483

Operating expenses:
Selling expenses	5,200,582	11,800,565	11,609,943	11,621,461	40,232,551
General and administrative expenses	4,207,807	5,149,715	4,463,467	4,133,578	17,954,567
Research and development expenses	771,411	1,087,449	1,842,837	1,214,246	4,915,943
Total operating expenses	10,179,800	18,037,729	17,916,247	16,969,285	63,103,061
Loss from operations	(2,270,525)	(4,260,851)	(5,325,300)	(7,536,902)	(19,393,578)

Other income (expense):
Interest income	18,877	5,293	37,785	28,830	90,785
Interest expense	(36,097)	(833,035)	(755,528)	(995,630)	(2,620,290)
Other	(763)	(380)	(434)	7,708	6,131
Total other income (expense)	(17,983)	(828,122)	(718,177)	(959,092)	(2,523,374)

Loss from operations before income taxes	(2,288,508)	(5,088,973)	(6,043,477)	(8,495,994)	(21,916,952)

Income tax (expense) / benefit	4,085,000	-	455,000	(41,422)	4,498,578

Net loss	$1,796,492	$(5,088,973)	$(5,588,477)	$(8,537,416)	$(17,418,374)

Net income loss per share:
Basic	$0.18	$(0.33)	$(0.34)	$(0.50)	$(1.19)
Diluted	$0.17	$(0.33)	$(0.34)	$(0.50)	$(1.19)

Weighted average shares - Basic	9,686,402	15,222,870	16,619,981	17,177,791	14,670,663
Weighted average shares - Diluted	10,213,085	15,222,870	16,619,981	17,177,791	14,670,663

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	charged	Additions		Balance at
	beginning	to cost and	charged to		end of
Description	of period	expenses	revenues	(Deductions)	period

Allowance for doubtful accounts
As of June 30:

2021	$2,573,968	$2,214,910	$-	$(2,641,037)	$2,147,841

2020	$100,000	$2,473,968	$-	$-	$2,573,968

		Additions
	Balance at	charged (credited)		Balance at
	beginning	to cost and		end of
Description	of period	expenses	(Deductions)	period

Deferred tax valuation allowance
As of June 30:

2021	$5,535,104	$3,141,020	$-	$8,676,124

2020	$5,375,172	$4,699,932	$(4,540,000)	$5,535,104

